Form 10-Q
period 1998-03-31
ANTHRACITE CAPITAL INC
filed 1998-05-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                     Commission File Number: 001-13937


                          ANTHRACITE CAPITAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Maryland                           13-3978906
       -------------------------------            -------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

         345 Park Avenue, New York, New York                 10154
       ----------------------------------------            ----------
       (Address of principal executive offices)            (Zip Code)

    (Registrant's telephone number including area code): (212) 409-3333

                               NOT APPLICABLE
          -------------------------------------------------------
          (Former name, former address, and former fiscal year if
                         changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)    Yes X          No
                          (2)    Yes __         No X

        As of May 13, 1998, 21,378,531 shares of voting common stock ($.001 par value) were outstanding.




                          ANTHRACITE CAPITAL, INC.

                                 FORM 10-Q

                                   INDEX

PART I - FINANCIAL INFORMATION                                          Page

Item 1.   Interim Financial Statements (Unaudited)........................3

          Statement of Financial Condition at March 31, 1998..............3

          Statement of Operations for the period March 24, 1998
          (Commencement of Operations) through March 31, 1998.............4

          Statement of Changes in Stockholders' Equity for the
          period March 24, 1998 (Commencement of Operations)
          through March 31, 1998..........................................5

          Statement of Cash Flows for the period March 24, 1998
          (Commencement of Operations) through March 31, 1998.............6

          Notes to Financial Statements...................................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................11

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................14

Item 2.   Changes in Securities and Use of Proceeds......................14

Item 3.   Defaults Upon Senior Securities................................15

Item 4.   Submission of Matters to a Vote of Security Holders............15

Item 5.   Other Information..............................................15

Item 6.   Exhibits and Reports on Form 8-K...............................15

SIGNATURES




Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)


ANTHRACITE CAPITAL, INC.
STATEMENT OF FINANCIAL CONDITION
MARCH 31, 1998 (UNAUDITED)
----------------------------------------------------------------------------

ASSETS
Securities available for sale, at market value                $  382,890,695
Accrued interest receivable                                        2,950,673
                                                              --------------
    Total Assets                                              $  385,841,368
                                                              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable for securities purchased                              $   72,724,868
Reverse repurchase agreements                                     14,787,375
Accrued expenses, payables and other liabilities                     981,707
                                                              --------------
    Total Liabilities                                             88,493,950
                                                              --------------

Stockholders' Equity:
Preferred stock, par value $0.001 per share;
   100,000,000 shares authorized; no shares issued                         -
Common stock, par value $0.001 per share;
   400,000,000 shares authorized; 21,378,531 shares
   issued and outstanding                                             21,379
   Additional paid-in capital                                    297,150,513
   Retained earnings                                                 173,196
   Unrealized gain on securities available for sale                    2,330
                                                              --------------
        Total Stockholders' Equity                               297,347,418
                                                              --------------
Total Liabilities and Stockholders' Equity                    $  385,841,368
                                                              ==============


The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD MARCH 24, 1998 (COMMENCEMENT OF OPERATIONS)
THROUGH MARCH 31, 1998 (UNAUDITED)
----------------------------------------------------------------------------

Interest Income:
    Securities available for sale                               $  117,907
    Cash and cash equivalents                                       97,432
                                                              ------------
        Total interest income                                      215,339
                                                              ------------
Expenses:
    Management fee                                                  21,273
    Other expenses                                                  20,870
                                                              ------------
        Total expenses                                              42,143
                                                              ------------

Net Income                                                      $  173,196
                                                              ============

Net income per share:
    Basic                                                       $    0.008
                                                              ============
    Diluted                                                     $    0.008
                                                              ============

Weighted average number of shares outstanding:
    Basic                                                       21,378,531
                                                              ============
    Diluted                                                     21,388,456
                                                              ============


The accompanying notes are an integral part of these financial statements.





ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MARCH 24, 1998 (COMMENCEMENT OF OPERATIONS)
THROUGH MARCH 31, 1998 (UNAUDITED)
----------------------------------------------------------------------------

                                                                                             Unrealized
                                                                                                 Gain
                                        Common Stock                                             on
                                 ---------------------------    Additional                    Securities           Total
                                                                  Paid-In        Retained      Available        Stockholders'
                                    Shares         Amount         Capital        Earnings       for Sale           Equity
                                 -------------   -----------   --------------   -----------   ------------     ---------------
Balance at March 24, 1998               13,333    $       13           $                  -              -     $       200,000
                                                                      199,987
Issuance of common stock            21,365,198        21,366      296,950,526             -              -         296,971,892
Net Income                                   -             -                -      $173,196              -             173,196
Change in unrealized gain on
securities available for sale                -             -                -             -         $2,330               2,330
                                 -------------   -----------   --------------   -----------   ------------     ---------------
Balance at March 31, 1998           21,378,531       $21,379     $297,150,513      $173,196         $2,330        $297,347,418
                                 =============   ===========   ==============   ===========   ============     ===============

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 24, 1998 (COMMENCEMENT OF OPERATIONS)
THROUGH MARCH 31, 1998 (UNAUDITED)
----------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                              $       173,196
      Adjustments to reconcile net income to
        net cash used by operating activities:
           Premium amortization (discount
              accretion), net                                      (27,864)
           Increase in interest receivable                      (2,950,673)
           Increase in accrued expenses,
              payables and other liabilities                       981,707
                                                            ---------------

Net cash used in operating activities                            (1,823,634)
                                                            ---------------

Cash flows from investing activities:
   Purchase of securities available for sale                   (382,957,933)
   Purchase of cash equivalents                                (217,627,568)
   Maturities of cash equivalents                               217,725,000
   Payable for securities purchased                              72,724,868
                                                            ---------------

Net cash used in investing activities                          (310,135,633)
                                                            ---------------

Cash flows from financing activities:
   Proceeds from reverse repurchase agreements                   16,219,094
   Principal payments on reverse repurchase
      agreements                                                 (1,431,719)
   Proceeds from issuance of common stock,
      net of offering costs                                     296,971,892
                                                            ---------------

Net cash provided by financing activities                       311,759,267
                                                            ---------------

Net decrease in cash and cash equivalents                          (200,000)
Cash and cash equivalents, beginning of period                      200,000
                                                            ---------------
Cash and cash equivalents, end of period                    $             0
                                                            ===============

Supplemental disclosure of cash flow
information:
   Interest paid                                            $           225
                                                            ===============

The accompanying notes are an integral part of these financial statements.





ANTHRACITE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
----------------------------------------------------------------------------

NOTE 1     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the financial condition of Anthracite Capital, Inc. (the "Company") at March 31, 1998 and the results of its operations, the changes in its stockholders' equity and its cash flows for the period March 24, 1998 (Commencement of Operations) through March 31, 1998. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the period ended December 31, 1998.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Maryland in November 1997. The Company commenced its operations on March 24, 1998.

A summary of the Company's significant accounting policies follows:

SECURITIES AVAILABLE FOR SALE

Certain U.S. Treasury securities, mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

NOTE 3     SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at fair value and were comprised of the following at March 31, 1998:

        Securities available for sale:
            Single-family residential:
                FNMA adjustable rate                     $215,635,636
                FHLMC interest only                        14,202,351
                FNMA interest only                          2,443,279

            Multi-family residential and commercial:
                AAA-rated interest only                    78,836,070
                FHA-insured project loans                  24,779,549

            U.S. Treasury                                  17,176,622

            Non-U.S. sovereign                             15,112,500

            BBB-rated asset backed                         14,704,688
                                                         ------------
        Total                                            $382,890,695
                                                         ============


The FHLMC interest only securities and the FNMA interest only securities are held primarily to reduce the interest rate sensitivity of the Company's portfolio of securities available for sale.

During the period March 24, 1998 to March 31, 1998, the Company was in the process of acquiring its initial investment portfolio of securities available for sale. That process was not yet completed as of March 31, 1998 and, therefore, the composition of the portfolio of securities available for sale shown above should not be considered indicative of the composition of the portfolio that may be expected in the future.

NOTE 4     COMMON STOCK

The Company's common stock was sold through several transactions as follows:

The Company was initially capitalized with the sale of 13,333 shares of common stock on March 5, 1998, for a total of $200,000.

The Company received commitments on March 23, 1998 for the purchase, in private placements, of 1,365,198 shares of common stock at $13.95 per share for a total of $19,044,512. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

On March 27, 1998, the Company completed its initial public offering of common stock. The Company issued 20,000,000 shares of common stock at a price of $15 per share and received proceeds of $279,000,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to $1,072,620 have been charged against the proceeds of the offering.

NOTE 5     TRANSACTIONS WITH AFFILIATES

The Company has entered into a Management Agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Bank Corp. ("PNC") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Company will pay the Manager an annual base management fee equal to a percentage of the Average Invested Assets of the Company as further defined in the Management Agreement. The base management fee is equal to 1% per annum of the Average Invested Assets rated less than BB- or not rated, 0.75% of Average Invested Assets rated BB- to BB+, and 0.35% of Average Invested Assets rated above BB+.

The Company accrued $21,273 in base management fees in accordance with the terms of the Management Agreement for the period March 24, 1998 to March 31, 1998.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Funds from Operations of the Company plus gains (minus losses), before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as further defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance.

The Company did not accrue for or pay the Manager any incentive compensation for the period March 24, 1998 to March 31, 1998.

The Company may also grant stock options to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company. Options granted for the period March 24, 1998 to March 31, 1998 are disclosed in Note 6.

The Company received a commitment from PNC Investment Corp., a wholly owned indirect subsidiary of PNC, on March 23, 1998 for the purchase, in a private placement, of 648,352 shares of common stock at $13.95 per share for a total of $9,044,510. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

NOTE 6     STOCK OPTIONS

The Company has adopted a stock option plan (the "1998 Stock Option Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code, and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company.

The exercise price for any stock option granted under the 1998 Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Option Plan authorizes the grant of options to purchase an aggregate of up to 2,470,453 shares of common stock.

On March 27, 1998, pursuant to the 1998 Stock Option Plan, options to purchase 1,313,967 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager and options to purchase 324,176 shares of the Company's common stock were granted to PNC Investment Corp. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately ten years. The options vest in four equal installments on March 27, 1999, March 27, 2000, March 27, 2001 and March 27, 2002.

In addition to the options granted pursuant to the 1998 Stock Option Plan, on March 27, 1998 options to purchase 246,544 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager. The exercise price of these options is $13.95 per share. The remaining contractual life of each option is approximately one year. The options become exercisable on September 30, 1998.

NOTE 7     EARNINGS PER SHARE (EPS)

A reconciliation of the numerator and denominator of the basic EPS computation and the diluted EPS computation is as follows:


                                           For the Period
                                   March 24, 1998 to March 31, 1998
                                   --------------------------------
                              Income           Shares         Per Share
                             Numerator       Denominator        Amount
                             ---------       -----------      ---------
Net Income                   $ 173,196
                             ---------
Basic EPS                      173,196        21,378,531        $0.008
                                                              =========
Effect of dilutive
securities:
  Dilutive stock options             0             9,925
                             ---------       -----------
  Diluted EPS                $ 173,196        21,388,456         $0.008
                             =========       ===========      =========

Options to purchase 1,884,687 shares were outstanding beginning March 27, 1998 (see Note 6) and were dilutive as the exercise prices ($13.95 and $15) were less than the average stock price for the Company for the period March 24, 1998 to March 31, 1998 ($15.02).

NOTE 8        REVERSE REPURCHASE AGREEMENTS

The Company has entered into and has committed to enter into reverse repurchase agreements to finance a portion of its securities. At March 31, 1998, the Company had outstanding a reverse repurchase agreement in the amount of $14,787,375, with a current borrowing rate of 6.00% and a maturity of one day. The reverse repurchase agreement was collateralized by U.S. Treasury securities with an estimated fair value of $17,176,622.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL: The Company was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets. All of the $297.0 million of net proceeds received from the sale of 21,365,198 shares of its common stock in March 1998 has been used to acquire the Company's investment portfolio of securities available for sale. The Company is currently performing due diligence on a variety of assets including CMBS subordinate interests and mezzanine loans and participating debt opportunities on both stabilized properties and construction projects.

The following discussion of the Company's financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Interim Financial Statements and related Notes included in Item 1 hereof.

FUNDS FROM OPERATIONS: Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the period March 24, 1998 to March 31, 1998, the Company's FFO was the same as its reported net income of $173,196, or $0.008 per share.

RESULTS OF OPERATIONS: The Company began operations on March 24, 1998. Net income for the period March 24, 1998 to March 31, 1998 amounted to $173,196 or $0.008 per share.

Management fees of $21,273 were comprised solely of the base management fee paid to the Manager for the period (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such period.

CHANGES IN FINANCIAL CONDITION

GENERAL: From March 24, 1998 to March 31, 1998 total assets increased by $385.6 million. This increase was primarily due to a $382.9 million increase in securities available for sale and a $2.9 million increase in interest receivable. Total liabilities increased by $88.5 million during the period, primarily due to a $72.7 million increase in payable for securities purchased and a $14.8 million increase in reverse repurchase agreements.

SECURITIES AVAILABLE FOR SALE: At March 31, 1998, an aggregate of $2,330 of net unrealized gains/losses on securities available for sale as included in stockholders' equity. The increase in securities available for sale of $382.9 million during the period from March 24, 1998 to March 31, 1998 is primarily due to net purchases in the amount of $383.0 million, which resulted in $117,907 of interest income from securities available for sale for the reported period.

ACCRUED EXPENSES, PAYABLES AND OTHER LIABILITIES: At March 31, 1998, accrued expenses, payables and other liabilities of $981,707 were primarily comprised of unpaid costs incurred in connection with the organization and capitalization of the Company.

STOCKHOLDERS' EQUITY: Stockholders' equity increased by $297.1 million from March 24, 1998 to March 31, 1998. The increase in stockholders' equity during this period was attributable to net income of $173,196, an increase of $2,330 in the unrealized gain on securities available for sale and an increase in common stock and additional paid-in capital of $297.0 million from the issuance of 21,365,198 shares of common stock in March 1998. See the Statement of Changes in Stockholders' Equity in the Interim Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of reverse repurchase agreements and maturities and principal payments on securities and loans, and proceeds from sales thereof.

The Company's operating activities used cash flows of $1.8 million during the period March 24, 1998 to March 31, 1998. During the foregoing period cash flows from operating activities were used primarily to purchase securities available for sale.

The Company's investing activities used cash flows totaling $310.1 million during the period March 24, 1998 to March 31, 1998. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale.

The Company's financing activities provided $311.8 million during the period March 24, 1998 to March 31, 1998 and consisted primarily of net proceeds from the issuance of 21,365,198 shares of common stock.

As discussed above, the Company is engaged in due diligence with respect to a variety of investments. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. To the extent that either of these two activities come to fruition, the Company's liquidity and capital resources could be materially affected.

FORWARD-LOOKING STATEMENTS: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        At March 31, 1998 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds

        Changes in Securities

        On March 27, 1998, the Company sold (1) 648,352 shares of Common Stock to PNC Investment Corp., a Delaware corporation, at a price of $13.95 per share of Common Stock or $9,044,510 in the aggregate and (2) 716,846 shares of Common Stock to FBR Asset Investment Corporation, a Virginia corporation, at a price of $13.95 per share of Common Stock or $10,000,000 in the aggregate. The foregoing shares were sold without registration under the Securities Act in reliance on one or more exemptions therefrom.

        Use of Proceeds of Initial Public Offering

Effective Date of the Company's Registration Statement:  March 23, 1998.

Commission File Number:      333-40813

Date the Offering Commenced:        March 24, 1998

Names of Managing Underwriters:     Friedman, Billings, Ramsey & Co., Inc.,
                                    Lehman Brothers Inc. and Prudential
                                    Securities Incorporated

Class of Securities Registered:     Common Stock

Amount Registered and Sold:         See below
        Amount registered - 20,000,000 shares
        Aggregate price of offering amount registered - $300,000,000 Amount sold - 20,000,000 shares
        Aggregate offering price of amount sold - $300,000,000

Expenses:  The expenses incurred in connection with the Offering were as follows:

            Underwriting Discounts and Commissions*    $      21,000,000
            Finders Fees*                              $               0
            Expenses Paid to or for Underwriters**     $               0
            Other Expenses**                           $       1,000,000
            Total Expenses**                           $      22,000,000

               *      Actual amount of expense
               **     Reasonable estimate for amount of expense

None of the expenses of the Offering consisted of direct or indirect payments to (i) directors, officers, general partners of the Company or their associates, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net Proceeds: The net offering proceeds to the Company from the Offering after deducting the total expenses described above was $278,000,000. All of the net proceeds of the Offering has been used to acquire the Company's investment portfolio of securities available for sale.


Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 10.1 - Stock Purchase Agreement dated March 23, 1998 between the Company and PNC Investment Corp.

        Exhibit 10.2 - Stock Purchase Agreement dated March 23, 1998 between the Company and FBR Asset Investment Corporation

        Exhibit 27.1 - Financial Data Schedule

        (b) Reports on Form 8-K

            None



                               EXHIBIT INDEX


        EXHIBIT NO.
        -----------
               10.1 Stock Purchase Agreement dated March 23, 1998 between the Company and PNC Investment Corp.

               10.2 Stock Purchase Agreement dated March 23, 1998 between the Company and FBR Asset Investment Corporation.

               27.1   Financial Data Schedule




                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ANTHRACITE CAPITAL, INC.


Dated:  May 14, 1998           By: /s/ Hugh R. Frater
                                  ----------------------------------------
                                  Name:  Hugh R. Frater
                                  Title: President and Chief Executive
                                            Officer (authorized officer
                                            of registrant)


Dated:  May 14, 1998           By: /s/ Richard M. Shea
                                  ----------------------------------------
                                  Name:  Richard M. Shea
                                  Title: Chief Operating Officer and Chief
                                            Financial Officer (principal
                                            accounting officer)