Form 10-Q
period 1998-06-30
ANTHRACITE CAPITAL INC
filed 1998-08-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                  Commission File Number     001-13937


                          ANTHRACITE CAPITAL, INC.
           (Exact name of registrant as specified in its charter)


           Maryland                               13-3978906
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

  345 Park Avenue, New York, New York                   10154
  (Address of principal executive offices)             (Zip Code)


    (Registrant's telephone number including area code): (212) 409-3333

                               NOT APPLICABLE
          (Former name, former address, and former fiscal year if
                         changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X       No

      As of August 12, 1998, 20,232,098 shares of voting common stock ($.001 par value) were outstanding.



                          ANTHRACITE CAPITAL, INC.
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Interim Financial Statements .......................................3

         Statement of Financial Condition
         At June 30, 1998 (Unaudited)........................................3

         Statements of Operations
         For the Three Months Ended June 30, 1998 and
         For the Period March 24, 1998 (Commencement of Operations)
         Through June 30, 1998 (Unaudited)...................................4

         Statement of Changes in Stockholders' Equity
         For the Period March 24, 1998 (Commencement of Operations)
         Through June 30, 1998 (Unaudited)...................................5

         Statement of Cash Flows
         For the Period March 24, 1998 (Commencement of Operations)
         Through June 30, 1998 (Unaudited)...................................6

         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................17

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................25

Item 2.  Changes in Securities and Use of Proceeds..........................25

Item 3.  Defaults Upon Senior Securities....................................25

Item 4.  Submission of Matters to a Vote of Security Holders................25

Item 5.  Other Information..................................................25

Item 6.  Exhibits and Reports on Form 8-K...................................26

SIGNATURES



Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ANTHRACITE CAPITAL, INC.
STATEMENT OF FINANCIAL CONDITION
JUNE 30, 1998 (UNAUDITED)
(in thousands, except per share amounts)


ASSETS

Securities available for sale, at fair value                    $ 1,046,340

Principal and interest receivable                                    22,868

Other assets                                                            154
                                                                -----------
   Total Assets                                                 $ 1,069,362
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Reverse repurchase agreements                                  $    699,347

Payable for securities purchased                                     57,733

Dividends payable                                                     5,769

Accrued interest payable                                              3,416

Accrued expenses, payables and other liabilities                      2,791

Contractual commitments at fair value                                 1,032
                                                               ------------
   Total Liabilities                                                770,088
                                                               ------------


Stockholders' Equity:

Preferred stock, par value $0.001 per share; 100,000 shares
   authorized; no shares issued                                           -

Common stock, par value $0.001 per share; 400,000 shares
   authorized; 21,365 shares issued and outstanding                      21

Additional paid-in capital                                          296,921

Accumulated other comprehensive income                                2,547

Retained earnings (distributions in excess of earnings)                (215)
                                                                ------------
   Total Stockholders' Equity                                       299,274
                                                                ------------
Total Liabilities and Stockholders' Equity                      $ 1,069,362
                                                                ===========


The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                                 For the
                                                               Period March
                                                                 24, 1998
                                                              (Commencement
                                              For the Three   of Operations)
                                               Months Ended      Through
                                              June 30, 1998    June 30, 1998
                                              --------------- ---------------

     Interest Income:

        Securities available for sale           $ 10,772        $ 10,890

        Cash and cash equivalents
                                                      56             154
                                                --------        --------
           Total interest income                  10,828          11,044
                                                --------        --------

     Expenses:

        Interest                                   4,379           4,382

        Management fee                               849             870

        Other expenses                               219             238
                                              ----------      ----------
           Total expenses                          5,447           5,490
                                              ----------      ----------

     Net Income                                 $  5,381        $  5,554
                                                ========        ========

     Net income per share:

        Basic                                    $  0.25         $  0.26

        Diluted                                  $  0.25         $  0.26

     Weighted average number of shares
     outstanding:

        Basic                                     21,365          21,365

        Diluted                                   21,370          21,371


The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MARCH 24, 1998 (COMMENCEMENT OF OPERATIONS)
THROUGH JUNE 30, 1998 (UNAUDITED)
(in thousands, except per share amounts)


                                                                           Retained
                                                           Accumulated     Earnings
                             Common Stock       Additional      Other      (Distribution     Total
                                                  Paid-     Comprehensive   In Excess    Stockholders'
                           Shares    Amount     In Capital    Income       Of Earnings)      Equity
                           ------    ------    -----------  -------------  ------------  -------------

Balance at March 24,
  1998                        13     $        $     200     $      -     $     -       $     200

Issuance of common
stock                     21,365         21     296,951            -           -         296,972

Net income                     -          -           -            -         173             173

Change in net
unrealized gain on
securities available
for sale and
contractual commitments        -          -           -            2           -               2
                         --------   -------   ---------     --------    --------       ---------
Balance at March 31,
1998                      21,378         21     297,151            2         173         297,347
                         -------    -------   ---------     --------    --------       ---------

Net income                     -          -           -            -       5,381           5,381

Dividends declared
($0.27 per share)              -          -           -            -      (5,769)         (5,769)

Change in net
unrealized gain on
securities available
for sale and
contractual commitments        -           -           -      2,545            -           2,545

Cost of Dividend
Reinvestment and Stock
Purchase Plan offering         -          -         (30)          -            -             (30)

Redemption of common
stock                        (13)                  (200)          -            -            (200)
                       ----------   -------   ----------   --------    ---------       ----------
Balance at June 30,
1998                      21,365       $21     $296,921      $2,547    $    (215)        $299,274
                       ==========   =======   =========    ========   ==========         =========


The accompanying notes are an integral part of these financial statements.






ANTHRACITE CAPITAL, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 24, 1998 (COMMENCEMENT OF OPERATIONS)
THROUGH JUNE 30, 1998 (UNAUDITED)
(IN THOUSANDS)

----------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                           $    5,554

Adjustments to reconcile net income to net cash provided by operating activities:

         Premium amortization (discount accretion), net                      3,256

         Increase in interest receivable                                   (11,330)

         Increase in other assets                                             (154)

         Increase in accrued interest payable                                3,416

         Increase in accrued expenses, payables and other liabilities        2,791
                                                                        -----------

Net cash provided by operating activities                                    3,533
                                                                        -----------

Cash flows from investing activities:

   Purchase of securities available for sale                            (1,086,518)

   Principal payments received on securities available for sale             11,830

   Proceeds from sales of securities available for sale                     17,133

   Increase in payable for securities purchased                             57,733
                                                                        -----------

Net cash used in investing activities                                     (999,822)
                                                                        -----------

Cash flows from financing activities:

   Increase in net borrowings from reverse repurchase agreements           699,347

   Proceeds from issuance of common stock, net of offering costs           296,972

   Other common stock transactions                                            (230)
                                                                        -----------

Net cash provided by financing activities                                  996,089
                                                                        -----------

Net decrease in cash and cash equivalents                                     (200)

Cash and cash equivalents, beginning of period                                 200
                                                                        ===========

Cash and cash equivalents, end of period                                $        0
                                                                        ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                        $      968
                                                                        ===========

Noncash financing activities:
   Net change in unrealized gain on securities available
     for sale and contractual commitments                               $    2,547
                                                                        ===========

   Dividends declared, not yet paid                                     $    5,769
                                                                        ===========


The accompanying notes are an integral part of these financial statements.



  ANTHRACITE CAPITAL, INC.
  NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

  In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the financial condition of Anthracite Capital, Inc. (the "Company") at June 30, 1998, the results of its operations for the three months ended June 30, 1998 and for the period March 24, 1998 (commencement of operations) through June 30, 1998, and the changes in its stockholders' equity and its cash flows for the period March 24, 1998 (commencement of operations) through June 30, 1998. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the period ended December 31, 1998.

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

  NOTE 2    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  The Company was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets

  A summary of the Company's significant accounting policies follows:

  SECURITIES AVAILABLE FOR SALE

  Certain U.S. Treasury securities, mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company may dispose of them prior to maturity. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

  INTEREST RATE SWAP AGREEMENTS

  As part of its asset/liability management activities, the Company enters into interest rate swap agreements in order to hedge exposures or modify the interest rate characteristics of related items in its statement of financial condition. Revenues and expenses from the interest rate swap agreements are recognized as a net adjustment to interest expense. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition as contractual commitments at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income in stockholders' equity. In the event that interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists.

  The Company is exposed to credit loss in the event of nonperformance by any other party to the Company's interest rate swap agreements. However, the Company does not anticipate nonperformance by any counterparty.

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

  INCOME TAXES

  The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

  INCOME RECOGNITION

  Income and expenses are recorded on the accrual basis of accounting.

  COMPREHENSIVE INCOME

  SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on securities available for sale, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the statement of financial condition. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available for sale and contractual commitments are classified as accumulated other comprehensive income in stockholders' equity and current period unrealized gains and losses are included as a component of comprehensive income. Comprehensive income for the three months ended June 30, 1998 aggregated $7,926 and was comprised of net income of $5,381 and the increase in net unrealized gain on securities available for sale and contractual commitments of $2,545. Comprehensive income for the period March 24, 1998 through June 30, 1998 aggregated $8,101 and was comprised of net income of $5,554 and the increase in net unrealized gain on securities available for sale and contractual commitments of $2,547.

  NOTE 3    SECURITIES AVAILABLE FOR SALE

  The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 1998 are summarized as follows:



                                                         Gross        Gross     Estimated
                                           Amortized   Unrealized  Unrealized     Fair
           Security Description               Cost       Gain         Loss       Value
--------------------------------------------------------------------------------------------
Commercial mortgage-backed
   securities ("CMBS") interests:
Investment grade rated senior interest
   only interests                          $   91,390   $    575    $     31    $      91,934
Non-investment grade rated subordinated
   interests                                  188,764      3,284         114          191,934
Non-rated subordinated interests               21,738          3         161           21,580
                                           --------------------------------------------------
   Total CMBS interests                       301,892      3,862         306          305,448
                                           --------------------------------------------------
Single-family residential mortgage-backed
   securities ("residential MBS")
   interests:
Agency adjustable rate                        220,614        399          61         220,952
Agency fixed rate                              54,286         66         114          54,238
Agency interest only                           17,504                  1,410          16,094
Investment grade rated private issuer
   fixed rate                                 386,888        965         179         387,674
                                           -------------------------------------------------
   Total residential MBS interests            679,292      1,430       1,764        678,958
                                           -------------------------------------------------
Agency insured project loans                   28,034        193                     28,227
Investment grade rated asset backed
   securities                                  14,711        152                     14,863
Non-investment grade rated non-U.S.
   sovereign securities                        18,833         11                     18,844
                                           ================================================
   Total securities available for sale     $1,042,762     $5,648      $2,070     $1,046,340
                                           ================================================



  The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at June 30, 1998 is as follows:

                              Estimated
        Security Rating       Fair Value    %
   ----------------------------------------------
   Agency, agency insured
       and U.S. Treasury
       securities             $  319,510   30.5
   AAA                           479,608   45.8
   BBB                            14,864    1.4
   BB+                            31,146    3.0
   BB                             49,317    4.7
   BB-                            36,046    3.4
   B                              65,490    6.3
   B-                             20,903    2.0
   CCC                             7,904    0.8
   Not rated                      21,552    2.1
                              =================
   Total securities
       available for sale     $1,046,340  100.0
                              ===================

  The CMBS interests held by the Company consist of senior interest only and subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The residential MBS interests held by the Company consist of adjustable rate, fixed rate and interest only residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency residential MBS were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association
  (FNMA) or Government National Mortgage Corporation (GNMA). Private issuer residential MBS were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loans held by the Company consist of participation interests in mortgage loans guaranteed by the Federal Housing Administration (FHA). The asset backed securities held by the Company consist of pass-through securities collateralized by manufactured housing installment sale contracts. The non-U.S. sovereign securities held by the Company consist of unsecured floating rate notes issued by a foreign government. The Company's securities available for sale are subject to credit, interest rate and/or prepayment risks.

  The yield to maturity on the Company's CMBS interests and residential MBS interests depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provided credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

  The agency adjustable rate residential MBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan. At June 30, 1998, the average periodic cap on the agency adjustable rate residential MBS was 1.9% per annum and the average lifetime cap was equal to 12.3%.

  Agency interest only residential MBS are held primarily to reduce the interest rate sensitivity of the Company's portfolio of securities available for sale.

  The unamortized net discount on securities available for sale (excluding interest only securities) was $90,469 at June 30, 1998. In May 1998, $16,750 face amount of U.S. Treasury securities were sold for proceeds net of termination costs on the related hedge of $17,133, which equaled the approximate amortized cost of such securities.

  NOTE 4    COMMON STOCK

  The Company was initially capitalized with the sale of 13,333 shares of common stock on March 5, 1998, for a total of $200. In April 1998, the Company redeemed 13,233 of such shares from its initial stockholder at the then current market price of $15.0625 per share or approximately $200 in the aggregate. The redeemed shares were retired.

  The Company received commitments on March 23, 1998 for the purchase, in private placements, of 1,365,198 shares of common stock at $13.95 per share for a total of $19,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

  On March 27, 1998, the Company completed its initial public offering of common stock. The Company issued 20,000,000 shares of common stock at a price of $15 per share and received proceeds of $279,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to $1,073 have been charged against the proceeds of the offering.

  In June 1998, the Company registered with the Securities and Exchange Commission up to 2,000,000 shares of common stock in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's common stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments. Offering costs in connection with the establishment of the Plan amounting to $30 have been charged against additional paid-in capital. As of June 30, 1998, no shares had been issued under the Plan.

  On June 15, 1998, the Company declared dividends to its stockholders totaling $5,769 or $0.27 per share. These dividends were paid on July 15, 1998 to stockholders of record on June 30, 1998. For Federal income tax purposes, all dividends paid to date are ordinary income to the Company's stockholders.

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

  The Company accrued $849 and $870 in base management fees in accordance with the terms of the Management Agreement for the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998, respectively. The amount payable for base management fees is included in accrued expenses, payables and other liabilities in the statement of financial condition.

  The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Funds from Operations of the Company plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as further defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance.

  The Company did not accrue for or pay the Manager any incentive compensation for the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998.

  The Company may also grant stock options to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company. Options granted during the three months ended June 30, 1998 and during the period March 24, 1998 through June 30, 1998 are disclosed in Note 6.

  The Company received a commitment from PNC Investment Corp., a wholly owned indirect subsidiary of PNC, on March 23, 1998 for the purchase, in a private placement, of 648,352 shares of common stock at $13.95 per share for a total of $9,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

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

  On March 27, 1998, pursuant to the 1998 Stock Option Plan, options to purchase 1,313,967 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager and options to purchase 324,176 shares of the Company's common stock were granted to PNC Investment Corp. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9.7 years. The options vest in four equal installments on March 27, 1999, March 27, 2000, March 27, 2001 and March 27, 2002.

  In addition to the options granted pursuant to the 1998 Stock Option Plan, on March 27, 1998 options to purchase 246,544 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager. The exercise price of these options is $13.95 per share. The remaining contractual life of each option is approximately 0.7 years. The options become exercisable on September 30, 1998.

  No options were granted, exercised or forfeited during the three months ended June 30, 1998. No options were exercised or forfeited during the period March 24, 1998 through June 30,1998.

  NOTE 7    EARNINGS PER SHARE (EPS)

  A reconciliation of the numerator and denominator of the basic EPS computation and the diluted EPS computation is as follows:



                           For the Three Months Ended    For the Period March 24, 1998
                                 June 30, 1998              Through June 30, 1998
                                 -------------              ---------------------
                          Income       Shares    Per Share    Income      Shares    Per Share
                          Numerator  Denominator  Amount     Numerator  Denominator  Amount
                          ---------  ----------- ---------   ---------  ----------- ---------

   Net Income             $  5,381                           $ 5,554
                          --------                           --------
   Basic EPS                 5,381   21,365,298  $ 0.25        5,554    21,365,298   $ 0.26
                                                 ======                              =======

   Effect of dilutive
   securities:

     Dilutive
       stock options             0       4,229                     0         5,451
                         ---------   ---------               -------    ----------
     Diluted EPS           $ 5,381  21,369,527  $ 0.25       $ 5,554    21,370,749  $ 0.26
                         =========  ==========  ======       =======    ==========  ======


  Options to purchase 1,884,687 shares were outstanding beginning March 27, 1998 (see Note 6). Options with respect to 1,638,143 shares were not considered dilutive as the exercise price of $15 was greater than the average stock price for the Company for three months ended June 30, 1998 ($14.19) and for the period March 24, 1998 through June 30, 1998 ($14.27). Options with respect to the remaining 246,544 shares were considered dilutive as their exercise price of $13.95 was less than such average stock prices.

  NOTE 8          REVERSE REPURCHASE AGREEMENTS

  The Company has entered into reverse repurchase agreements to finance most of its securities available for sale. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate (LIBOR).

  At June 30, 1998, the Company had outstanding $699,347 of reverse repurchase agreements with a weighted average borrowing rate of 5.64% and a weighted average remaining maturity of 49 days. At June 30, 1998, securities available for sale pledged as collateral for these reverse repurchase agreements had an estimated fair value of $737,137.

  At June 30, 1998, the reverse repurchase agreements had the following remaining maturities:

  Within 30 days     $188,889
  30 to 59 days       326,498
  Over 59 days        183,960
                     ========
                     $699,347
                     ========

  NOTE 9          FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the amortized cost and estimated fair values of the Company's financial instruments at June 30, 1998:

                              Estimated
                              Amortized     Fair
                                 Cost       Value
                              ----------------------
  Assets
  Securities available
  for sale                   $1,042,762   $1,046,340

  Liabilities
  Contractual commitments             -   $    1,032


  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

  The fair value of the Company's securities available for sale and contractual commitments are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of all other asset and liability accounts in the statements of financial condition approximate fair value because of the short-term nature of these accounts.

  NOTE 10         CONTRACTUAL COMMITMENTS

  The Company has entered into an interest rate swap transaction with a notional amount of $70,000. Under the interest rate swap agreement, the Company will receive quarterly payments of interest based on three-month LIBOR and will remit semi-annual payments based on a fixed interest rate of approximately 6.19%, in each case based upon a notional balance of $70,000. The swap became effective on May 19, 1998 and will terminate on May 19, 2008. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement, or may be entitled to receive collateral from the counterparty to the swap agreement. At June 30, 1998, no collateral was required under the interest rate swap agreement. At June 30, 1998, the interest rate payable to the Company by the counterparty to the swap transaction was approximately 5.70%.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  GENERAL: The Company was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to maintain its status as a REIT for Federal income tax purposes.

  In March 1998, the Company received $297.0 million of net proceeds from the initial public offering of 21,365,198 shares of its common stock. As of June 30, 1998, the Company had invested, net of repayments to date, $1.1 billion to acquire its initial portfolio of securities available for sale. The Company is currently performing due diligence on a variety of assets including CMBS subordinate interests and mezzanine loans and participating debt opportunities on both stabilized properties and construction projects.

  The following discussion should be read in conjunction with the Interim Financial Statements and related Notes included in Item 1 hereof. Dollar amounts are expressed in thousands, other than per share amounts.

  RECENT DEVELOPMENTS: On July 15, 1998, the Company's Board of Directors authorized a program to repurchase up to 10% of the number of then outstanding shares of the Company's common stock. Through August 12, 1998, the Company had repurchased 1,133,100 shares of its common stock pursuant to the program at an average price of $11.56 per share. An additional 1,003,419 shares are currently authorized for potential repurchase in the future.

  On July 24, 1998, the Company committed to provide $35,000 in mezzanine financing for the construction of two office buildings in Santa Monica, California, totaling more than 600,000 square feet of prime office space.

  On July 29, 1998, the Company purchased subordinated CMBS interests with a face value of approximately $66,000 and a purchase price of approximately $40,000. The CMBS were issued in a transaction in which PNC Bank, N.A., a subsidiary of PNC, contributed a portion of the underlying commercial loans and Midland Loan Services, Inc., also a subsidiary of PNC, will act as special servicer and master servicer.

  On July 31, 1998, the Company committed to provide $13,000 in mezzanine financing for the construction of a 327,000 square foot office building in Kansas City, Missouri.

  MARKET CONDITIONS: Changes in market interest rates during the period March 24, 1998 through June 30, 1998 resulted in a further "inversion" of the yield curve, that is, the excess of short-term interest rates over long-term interest rates became more pronounced during such period. Average one-month LIBOR for the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998 was 5.65%. The average ten-year U.S. Treasury yield for the three months ended June 30, 1998 was 5.59% and for the period March 24, 1998 through June 30, 1998 was 5.60%. The excess of one-month LIBOR over the ten-year U.S. Treasury yield was 0.12% on March 24, 1998, (0.02)% on March 31, 1998 and 0.22% on June 30,
  1998.

  The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. The Company's investments bear interest at fixed rates determined by reference to the yields of medium- or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. The Company's borrowings bear interest rates that have historically moved in close relationship to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected.

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

  The Company's FFO for the three months ended June 30, 1998 was $5,396, or $0.25 per share (basic and diluted), and for the period March 24, 1998 through June 30, 1998 was $5,569, or $0.26 per share (basic and diluted). For the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998, FFO exceeded reported net income by $15 due primarily to the exclusion from FFO of certain non-recurring costs incurred in connection with the termination of hedges relating to securities sold.

  RESULTS OF OPERATIONS

  Net income for the three months ended June 30, 1998 was $5,381, or $0.25 per share (basic and diluted), and for the period March 24, 1998 through June 30, 1998 was $5,554, or $0.26 per share (basic and diluted).

  INTEREST INCOME: The following tables sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.



                                      For the Three Months Ended June 30, 1998
                                   ---------------------------------------------
                                      Interest       Average       Annualized
                                       Income        Balance          Yield
                                   ---------------------------------------------

  Securities available for sale      $ 10,772      $ 587,943          7.35%
  Cash and cash equivalents                56          3,900          5.76
                                   ---------------------------------------------
  Total                              $ 10,828      $ 591,843          7.34%
                                   =============================================

                                           For the Period March 24, 1998
                                               Through June 30, 1998
                                   ---------------------------------------------
                                      Interest       Average       Annualized
                                       Income        Balance          Yield
                                   ---------------------------------------------
  Securities available for sale      $ 10,890      $ 552,497          7.27%
  Cash and cash equivalents               154         10,180          5.56
                                   ----------------------------------------------
  Total                              $ 11,044      $ 562,677          7.24%
                                   =============================================

  EXPENSES: The following tables set forth information regarding the total amount of interest expense from reverse repurchase agreements (including the net amount payable under the interest rate swap agreement) and the resultant average yields. Information is based on daily average balances during the reported periods.

                                      For the Three Months Ended June 30, 1998
                                   ---------------------------------------------
                                      Interest       Average       Annualized
                                       Expense       Balance          Yield
                                   ---------------------------------------------
  Reverse repurchase
  agreements                          $ 4,379      $ 310,862          5.65%

                                           For the Period March 24, 1998
                                               Through June 30, 1998
                                   ---------------------------------------------
                                      Interest       Average       Annualized
                                       Expense       Balance          Yield
                                   ---------------------------------------------
  Reverse repurchase
  agreements                          $ 4,382      $ 285,906          5.65%


  Management fees of $849 for the three months ended June 30, 1998 and $870 for the period March 24, 1998 through June 30, 1998 were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $219 for the three months ended June 30, 1998 and $238 for the period March 24, 1998 through June 30, 1998 were comprised of accounting agent fees, custodial agent fees, directors' fees, insurance premiums and other miscellaneous expenses.

  NET INTEREST MARGIN: Net interest margin is annualized net interest income divided by the average daily balance of interest-earning assets. Net interest income is total interest income less interest expense (including the net amount payable under the interest rate swap agreement). Net interest margin was 4.37% for the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998.

  DIVIDENDS DECLARED AND DISTRIBUTIONS IN EXCESS OF EARNINGS: On June 15, 1998, the Company declared dividends to its stockholders totaling $5,769 or $0.27 per share. These dividends were paid on July 15, 1998 to stockholders of record on June 30, 1998. These dividends covered the Company's undistributed tax basis income for the period March 24, 1998 through June 30, 1998. As a result of these dividends, the Company incurred distributions in excess of earnings of $215 as of June 30, 1998. For Federal income tax purposes, all dividends paid to date are ordinary income to the Company's stockholders.

  TAX BASIS INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis income) was $5,652, or $0.26 per share (basic and diluted), for the three months ended June 30, 1998 and $5,825, or $0.27 per share (basic and diluted), for the period March 24, 1998 through June 30, 1998, compared to net income as calculated in accordance with generally accepted accounting principles (GAAP) of $5,381, or $0.25 per share (basic and diluted), for the three months ended June 30, 1998 and $5,554, or $0.26 per share (basic and diluted), for the period March 24, 1998 through June 30, 1998. Differences between tax basis income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS interests for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. In addition, certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

  A reconciliation of GAAP net income to tax basis income is as follows:

                                                            For the Period
                                         For the Three      March 24, 1998
                                         Months Ended          Through
                                         June 30, 1998      June 30, 1998
                                        ----------------- ------------------
  GAAP net income                          $ 5,381            $ 5,554
  Subordinate CMBS interests income
    differentials                              143                143
  General and administrative expense
    differences                                113                113
  Other                                         15                 15
                                        ================= ==================
  Tax basis income                         $ 5,652            $ 5,825
                                        ================= ==================

  CHANGES IN FINANCIAL CONDITION

  SECURITIES AVAILABLE FOR SALE: At June 30, 1998, an aggregate of $3,579 of net unrealized gains on securities available for sale was included as a component of accumulated other comprehensive income in stockholders' equity.

  The Company's securities available for sale, which are carried at estimated fair value, included the following at June 30, 1998:

                                             Estimated
            Security Description            Fair Value    %
  -------------------------------------------------------------
  Commercial mortgage-backed securities
     ("CMBS") interests:
  Investment grade rated senior interest
     only interests                           $  91,934    8.8
  Non-investment grade rated subordinated
     interests                                  191,934   18.3
  Non-rated subordinated interests               21,580    2.1
                                            -------------------
     Total CMBS interests                       305,448   29.2
                                            -------------------

  Single-family residential mortgage-
     backed securities ("residential
     MBS") interests:
  Agency adjustable rate                        220,952   21.1
  Agency fixed rate                              54,238    5.2
  Agency interest only                           16,094    1.5
  Investment grade rated private issuer
     fixed rate                                  387,674   37.1
                                            -------------------
     Total residential MBS interests            678,958   64.9
                                            -------------------
  Agency insured project loans                   28,227    2.7
  Investment grade rated asset backed
     securities                                  14,863    1.4
  Non-investment grade rated non-U.S.
     sovereign securities                        18,844    1.8
                                            -------------------
     Total securities available for sale     $1,046,340  100.0
                                            ===================


  In May 1998, $16,750 face amount of U.S. Treasury securities were sold for proceeds net of termination costs on the related hedge of $17,133, which equaled the approximate amortized cost of such securities.

  REVERSE REPURCHASE AGREEMENTS: To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of most of the Company's securities available for sale. These borrowings appear in the statement of financial condition as reverse repurchase agreements. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

  During the three months ended June 30, 1998 and during the period March 24, 1998 through June 30, 1998, the term to maturity of the Company's borrowings ranged from 1 day to 175 days, with a weighted average remaining maturity of 49 days at June 30, 1998. At June 30, 1998, the Company had outstanding $699,347 of reverse repurchase agreements with a weighted average borrowing rate of 5.64%. At June 30, 1998, securities available for sale pledged as collateral for these reverse repurchase agreements had an estimated fair value of $737,137.

  CONTRACTUAL COMMITMENTS: The Company has entered into an interest rate swap transaction with a notional amount of $70,000. Under the interest rate swap agreement, the Company will receive quarterly payments of interest based on three-month LIBOR and will remit semi-annual payments based on a fixed interest rate of approximately 6.19%, in each case based upon the notional amount of the swap. The swap became effective on May 19, 1998 and will terminate on May 19, 2008. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement, or may be entitled to receive collateral from the counterparty to the swap agreement. At June 30, 1998, no collateral was required under the interest rate swap agreement. At June 30, 1998, the interest rate payable to the Company by the counterparty to the swap transaction was approximately 5.70%. Contractual commitments are carried in the statement of financial condition at estimated liquidation value. During the three months ended June 30, 1998 and during the period March 24, 1998 through June 30, 1998, there were $1,032 in unrealized losses on contractual commitments, which are included as a component of accumulated other comprehensive income in stockholders' equity.

  CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of reverse repurchase agreements and maturities and principal payments on securities available for sale, and proceeds from sales thereof.

  The Company's operating activities provided cash flows of $3,412 during the period March 24, 1998 through June 30, 1998. During the foregoing period cash flows from operating activities were used primarily to purchase securities available for sale.

  The Company's investing activities used cash flows totaling $999,701 during the period March 24, 1998 through June 30, 1998. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale.

  The Company's financing activities provided $996,089 during the period March 24, 1998 through June 30, 1998 and consisted primarily of net borrowings under reverse repurchase agreements and net proceeds from the issuance of 21,365,198 shares of common stock.

  As discussed above, the Company is engaged in due diligence with respect to a variety of investments. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. To the extent that either of these two activities come to fruition, the Company's liquidity and capital resources could be materially affected. There can be no assurance that the Company will have adequate funds available to take advantage of all investment opportunities that become available.

  REIT STATUS: The Company intends to elect to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at normal corporate rates on net income or capital gains not distributed.

  INVESTMENT COMPANY ACT: The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated interests in commercial mortgage-backed securities ("subordinated CMBS interests") only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS interests constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS interests and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS interests constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS interests or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's reverse repurchase agreement financing), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

  OTHER: The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently evaluating Year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

  Part II - OTHER INFORMATION

  Item 1.   Legal Proceedings

  At June 30, 1998 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

  Item 2.   Changes in Securities and Use of Proceeds

  Not applicable

  Item 3.   Defaults Upon Senior Securities

  Not applicable

  Item 4.   Submission of Matters to a Vote of Security Holders

  Not applicable

  Item 5.   Other Information

  None

  Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit 27.1 - Financial Data Schedule (filed herewith)

  (b) Reports on Form 8-K

  None


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ANTHRACITE CAPITAL, INC.


   Dated:  August 14, 1998                      By: /s/ Hugh R. Frater
                                                    ______________________
                                                Name:  Hugh R. Frater
                                                Title: President and Chief
                                                       Executive Officer
                                                       (authorized officer
                                                       of registrant)


   Dated:  August 14, 1998                      By:  /s/ Richard M. Shea
                                                     ______________________
                                                Name:  Richard M. Shea
                                                Title: Chief Operating Officer
                                                       and Chief Financial
                                                       Officer (principal
                                                       accounting officer)



                              FINANCIAL DATA SCHEDULE