Form 10-Q
period 1998-09-30
ANTHRACITE CAPITAL INC
filed 1998-11-16
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                      Commission File Number 001-13937


                          ANTHRACITE CAPITAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Maryland                                13-3978906
       -------------------------------               -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

      345 Park Avenue, New York, New York                   10154
    ---------------------------------------               ----------
    (Address of principal executive offices)              (Zip Code)

   (Registrant's telephone number including area code):   (212) 409-3333

                               NOT APPLICABLE
            ----------------------------------------------------
            (Former name, former address, and former fiscal year
                       if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No

       As of November 13, 1998, 19,985,098 shares of voting common stock ($.001 par value) were outstanding.





                          ANTHRACITE CAPITAL, INC.
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                        Page

Item 1.    Interim Financial Statements.................................3

           Statement of Financial Condition
           At September 30, 1998 (Unaudited)............................3

           Statements of Operations
           For the Three Months Ended September 30, 1998
           and For the Period March 24, 1998 (Commencement
           of Operations) Through September 30, 1998 (Unaudited)........4

           Statement of Changes in Stockholders' Equity
           For the Period March 24, 1998 (Commencement
           of Operations) Through September 30, 1998 (Unaudited)........5

           Statement of Cash Flows
           For the Period March 24, 1998 (Commencement
           of Operations)Through September 30, 1998 (Unaudited).........6

           Notes to Financial Statements................................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................20

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings...........................................32

Item 2.    Changes in Securities and Use of Proceeds...................32

Item 3.    Defaults Upon Senior Securities.............................32

Item 4.    Submission of Matters to a Vote of Security Holders.........32

Item 5.    Other Information...........................................32

Item 6.    Exhibits and Reports on Form 8-K............................32

SIGNATURES



Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Anthracite Capital, Inc.
Statement of Financial Condition
September 30, 1998 (Unaudited)
(in thousands, except per share amounts)
-----------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                     $     6,624

Securities available for sale, at fair value:

    Subordinated commercial mortgage-backed
      securities (CMBS)                         $ 312,519
    Other securities                              727,771       1,040,290
                                                ---------

Commercial mortgage loan, net                                      36,410

Receivable for securities sold                                     50,662

Principal and interest receivable                                  26,788

Other assets                                                          203
                                                              -----------
    Total Assets                                              $ 1,160,977
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Short-term borrowings:

    Secured by pledge of subordinated CMBS      $ 163,516
    Secured by pledge of other securities
      or loans                                    757,068     $   920,584
                                                ---------

Distributions payable                                               7,195

Hedging instruments, at fair value                                  5,340

Accrued interest payable                                            3,729

Accrued expenses, payables and other
   liabilities                                                      2,758
                                                              -----------
    Total Liabilities                                             939,606
                                                              ===========

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, par value $0.001 per
   share; 100,000 shares authorized;
   no shares issued                                                    --

Common stock, par value $0.001 per
   share; 400,000 shares authorized;
   21,365 shares issued                                                21

Additional paid-in capital                                        296,920

Accumulated other comprehensive
   income (loss)                                                  (58,770)

Distributions in excess of earnings                                  (957)

Treasury stock, at cost (1,380 shares)                            (15,843)
                                                              -----------
    Total Stockholders' Equity                                    221,371

Total Liabilities and Stockholders' Equity                    $ 1,160,977
                                                              ===========

The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Statements of Operations (Unaudited)
(in thousands, except per share amounts)
----------------------------------------------------------------------------
                                                             For the Period
                                                             March 24, 1998
                                       For the Three        (Commencement of
                                        Months Ended      Operations) Through
                                     September 30, 1998    September 30, 1998
                                     ----------------------------------------

Interest Income:
    Securities available for sale         $ 19,318             $ 30,209
    Commercial mortgage loan                   408                  408
    Cash and cash equivalents                   63                  216
                                          --------             --------
       Total interest income                19,789               30,833
                                          --------             --------

Expenses:
    Interest                                11,708               16,090
    Management fee                           1,374                2,244
    Other expenses                             244                  482
    Foreign currency loss                       32                   32
                                          --------             --------
       Total expenses                       13,358               18,848
                                          --------             --------

Gain on Sale of Securities                      22                   22
                                          --------             --------

Net Income                                   6,453               12,007
                                          --------             --------

Unrealized Loss on Securities:
    Unrealized holding loss arising
    during period                          (61,295)             (58,748)

    Less:  reclassification adjustment
    for  gains included in net income          (22)                 (22)
                                          --------             --------

Comprehensive Loss                        $(54,864)            $(46,763)
                                          ========             ========

Net income per share:
    Basic                                 $   0.31             $ 0.57
    Diluted                               $   0.31             $ 0.57


Weighted average number of shares
outstanding:
    Basic                                   20,562               20,980
    Diluted                                 20,562               20,980

The accompanying notes are an integral part of these financial statements.



Anthracite Capital, Inc.
Statement of Changes in Stockholders' Equity
For the Period March 24, 1998 (Commencement of Operations)
Through September 30, 1998 (Unaudited)
(in thousands, except per share amounts)
-----------------------------------------------------------------------------

                                                         Accumulated
                                Common     Additional       Other        Distributions   Treasury        Total
                                Stock,      Paid-In     Comprehensive       In Excess     Stock,      Stockholders'
                               Par Value    Capital     Income (Loss)     Of Earnings     At Cost        Equity
                               ---------   ----------   -------------    -------------   ----------   --------------
Balance at March 24, 1998      $           $     200    $          -     $          -    $      -     $       200

Issuance of common stock             21      296,951               -                -           -         296,972

Net income                            -            -               -              173           -             173

Change in net unrealized
gain (loss) on securities
available for sale and
interest rate swaps                   -            -               2                -           -               2
                               ---------   ----------   -------------    -------------   ----------   -------------

Balance at March 31, 1998            21      297,151               2              173           -         297,347
                               ---------   ----------   -------------    -------------   ----------   -------------

Net income                            -            -               -            5,381           -           5,381

Change in net unrealized
gain (loss) on securities
available for sale and
interest rate swaps                   -            -           2,545                -            -          2,545

Distributions declared
($0.27 per share)                     -            -               -           (5,769)           -         (5,769)

Cost of Dividend
Reinvestment and Stock
Purchase Plan offering                -          (30)              -                -            -            (30)

Redemption of common stock            -         (200)              -                -            -           (200)
                               ---------   ----------   -------------    -------------   ----------   ------------

Balance at June 30, 1998             21      296,921           2,547             (215)           -        299,274
                               ---------   ----------   -------------    -------------   ----------   ------------

Net income                            -            -               -            6,453            -          6,453

Change in net unrealized
gain (loss) on securities
available for sale and
interest rate swaps, net of
reclassification adjustment           -            -         (61,317)              -             -        (61,317)

Distributions declared
($0.36 per share)                     -            -               -           (7,195)           -         (7,195)

Redemption of common stock            -           (1)              -                -            -             (1)

Purchase of treasury stock            -            -               -                -      (15,843)       (15,843)
                               ---------   ----------   -------------    -------------   ----------   ------------
Balance at September 30, 1998  $     21    $ 296,920    $    (58,770)    $       (957)   $ (15,843)   $   221,371
                               =========   ==========   =============    =============   ==========   ============


The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Statement of Cash Flows
For the Period March 24, 1998 (Commencement of Operations)
Through September 30, 1998 (Unaudited)
(in thousands)
-----------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                     $    12,007

Adjustments to reconcile net income to net cash
provided by operating activities:
      Premium amortization (discount accretion), net                    6,557
      Noncash portion of net foreign currency loss (gain)                (920)
      Net gain on sale of securities                                      (22)
      Increase in interest receivable                                 (13,230)
      Increase in other assets                                           (203)
      Increase in accrued interest payable                              3,729
      Increase in accrued expenses, payables and other
         liabilities                                                    2,758
                                                                  ------------
Net cash provided by operating activities                              10,676
                                                                  ------------

Cash flows from investing activities:
   Purchase of securities available for sale                       (1,241,091)
   Purchase of commercial mortgage loan                               (35,131)
   Principal payments received on securities available
     for sale                                                          53,395
   Proceeds from sales of securities available
      for sale                                                         73,524
   Increase in receivable for securities sold                         (50,662)
                                                                  ------------
Net cash used in investing activities                              (1,199,965)
                                                                  ------------

Cash flows from financing activities:
   Increase in net short-term borrowings                              920,584
   Proceeds from issuance of common stock, net of
      offering costs                                                  296,972
    Distributions on common stock                                      (5,769)
    Purchase of treasury stock                                        (15,843)
    Other common stock transactions                                      (231)
                                                                  ------------
Net cash provided by financing activities                           1,195,713
                                                                  ------------
Net increase in cash and cash equivalents                               6,424
Cash and cash equivalents, beginning of period                            200
                                                                  ------------
Cash and cash equivalents, end of period                          $     6,624
                                                                  ============

Supplemental disclosure of cash flow information:
    Interest paid                                                 $    12,361
                                                                  ============
Noncash financing activities:
    Net change in unrealized gain on securities
    available for sale and interest rate swaps                    $   (58,770)
                                                                  ============
    Distributions declared, not yet paid                          $     7,195
                                                                  ============

The accompanying notes are an integral part of these financial statements.




  Anthracite Capital, Inc.
  Notes to Financial Statements
  (Dollars in thousands, except per share amounts)
  --------------------------------------------------------------------------

  Note 1   BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

  In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the financial condition of Anthracite Capital, Inc. (the "Company") at September 30, 1998, the results of its operations for the three months ended September 30, 1998 and for the period March 24, 1998 (commencement of operations) through September 30, 1998, and the changes in its stockholders' equity and its cash flows for the period March 24, 1998 (commencement of operations) through September 30, 1998. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the period ended December 31, 1998.

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

  Cash and Cash Equivalents

  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

  Securities Available for Sale

  The Company's mortgage-backed securities, mortgage-related securities and certain other securities are designated as assets available for sale because the Company may dispose of them prior to maturity. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

  Commercial Mortgage Loan

  The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and costs associated with originating or purchasing commercial mortgage loans have been deferred and the net amount is added to the basis of the loans on the statement of financial condition. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

  Hedging Instruments

  As part of its asset/liability management activities, the Company enters into interest rate swap agreements and forward currency exchange contracts in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

  Revenues and expenses from interest rate swap agreements are recognized as a net adjustment to interest expense. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition as hedging instruments at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income in stockholders' equity. In the event that interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists.

  Revenues and expenses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss. During the term of the forward currency exchange contracts, changes in fair value are recognized on the statement of financial condition as hedging instruments at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the statement of operations.

  The Company is exposed to credit loss in the event of nonperformance by any other party to the Company's interest rate swap agreements or forward currency exchange contracts. However, the Company does not anticipate nonperformance by any counterparty.

  Foreign Currencies

  Assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the date of the statement of financial condition. Revenues, costs, and expenses denominated in foreign currencies are translated at average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from this process are recognized in the statement of operations.

  Net Income Per Share

  Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. For the three months ended September 30, 1998 and for the period March 24, 1998 to September 30, 1998, all outstanding stock options were antidilutive.

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

  Comprehensive Income

  SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on securities available for sale, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of the statement of financial condition. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available for sale and interest rate swaps are classified as accumulated other comprehensive income in stockholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

  Note 3   SECURITIES AVAILABLE FOR SALE

  The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 1998 are summarized as follows:

                                                                   Gross        Gross      Estimated
                                                   Amortized    Unrealized   Unrealized      Fair
              Security Description                    Cost         Gain         Loss         Value
------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities
   ("CMBS") interests:
Investment grade rated senior interest only           $ 98,654                    $7,027     $ 91,627
    interests
Non-investment grade rated subordinated                313,109                    31,217      281,892
    interests
Non-rated subordinated interests                        38,953                     8,326       30,627
                                                  ----------------------------------------------------
    Total CMBS interests                               450,716                    46,570      404,146
                                                  ----------------------------------------------------
Single-family residential mortgage-backed
   securities ("residential MBS") interests:
Agency adjustable rate                                 197,981                       833      197,148
Agency fixed rate                                       55,128       $  198           51       55,275
Agency interest only                                    13,787                     6,018        7,769
Investment grade rated private issuer fixed rate       317,947        2,823                   320,770
                                                  ----------------------------------------------------
    Total residential MBS interests                    584,843        3,021        6,902      580,962
                                                  ----------------------------------------------------
Agency insured project loans                            27,969          208                    28,177
Investment grade rated asset backed securities          14,718                     1,181       13,537
Non-investment grade rated non-U.S. sovereign
    securities                                          15,833                     2,365       13,468
                                                  ====================================================
    Total securities available for sale             $1,094,079       $3,229      $57,018   $1,040,290
                                                  ====================================================

  At September 30, 1998, an aggregate of $987,730 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

  The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at September 30, 1998 is as follows:

                                             Estimated
         Security Rating                     Fair Value    Percentage
  -------------------------------------------------------------------
  Agency and agency insured securities       $ 288,369      27.7%
  AAA                                          412,397      39.6
  BBB                                           13,537       1.3
  BB+                                           28,098       2.7
  BB                                            40,165       3.9
  BB-                                           63,457       6.1
  B+                                             8,849       0.9
  B                                            103,774      10.0
  B-                                            35,489       3.4
  CCC                                           15,528       1.5
  Not rated                                     30,627       2.9
                                           ========================
  Total securities available for sale       $1,040,290     100.0%

                                           ========================

  As of September 30, 1998, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and at the locations identified below:

   Property Type   Percentage (1)    Geographic Location   Percentage (1)
  -----------------------------------------------------------------------
  Retail                 28.6%       California                  13.3%
  Multifamily            27.0        Texas                       10.3
  Office                 16.4        New York                     9.6
  Lodging                 9.9        Florida                      6.8
  Other                  18.1        Illinois                     5.6
                                     Other (2)                   54.4
                   ---------------                         ---------------
  Total                 100.0%       Total                      100.0%
                   ===============                         ===============

  (1) Based on a percentage of the total unpaid principal balance of the underlying loans.
  (2)  No other individual state comprises more than 5% of the total.

  At September 30, 1998, none of the mortgage loans underlying the CMBS interests held by the Company were delinquent more than thirty days.

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

  The yield to maturity on the Company's CMBS interests and residential MBS interests depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

  As of September 30, 1998 the anticipated weighted average unleveraged yield to maturity of the Company's subordinated CMBS interests for GAAP purposes was 9.68% per annum. The Company's anticipated yields to maturity on its subordinated CMBS interests are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

  The agency adjustable rate residential MBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan. At September 30, 1998, the average periodic cap on the agency adjustable rate residential MBS was 1.9% per annum and the average lifetime cap was equal to 12.3%.

  Agency interest only residential MBS are held primarily to reduce the interest rate sensitivity of the Company's portfolio of securities available for sale.

  At September 30, 1998, the unamortized net discount on securities available for sale (excluding interest only securities) was $202,621, which represented 17.1% of the then remaining face amount of such securities. In May 1998, $16,750 face amount of U.S. Treasury securities were sold for proceeds net of termination costs on the related hedge of $17,133, which equaled the approximate amortized cost of such securities. During the three months ended September 30, 1998, $16,368 notional amount of agency interest only residential MBS interests, $50,410 face amount of investment grade rated private issuer fixed rate residential MBS interests and $3,000 face amount of non-investment grade rated non-U.S. sovereign securities were sold for total proceeds of $73,524, which exceeded the total amortized cost of such securities by $22.

  The Company sold a substantial portion of its portfolio of securities available for sale subsequent to September 30, 1998. See Note 12.

  Note 4   COMMERCIAL MORTGAGE LOAN

  On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR). The Company's investment in the loan is carried at amortized cost. The amortized cost, estimated fair value and certain additional information with respect to the Company's investment in the loan at September 30, 1998 (at the exchange rate in effect on that date) are summarized as follows:

       Interest    Principal  Unamortized    Amortized
         Rate      Balance      Discount       Cost
       -----------------------------------------------
        11.43%     $36,501        $91         $36,410

  At September 30, 1998, the entire principal balance of the Company's investment in the loan was pledged to secure line of credit borrowings included in short-term borrowings. The loan was current in payment status at September 30, 1998.

  Note 5   COMMON STOCK

  The Company was initially capitalized with the sale of 13,333 shares of common stock on March 5, 1998, for a total of $200. In April and July 1998, the Company redeemed all such shares from its initial stockholder in two transactions at the then current market price of such shares, or approximately $201 in the aggregate. The redeemed shares were retired.

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

  In June 1998, the Company registered with the Securities and Exchange Commission up to 2,000,000 shares of common stock in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's common stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments. Offering costs in connection with the establishment of the Plan amounting to $30 have been charged against additional paid-in capital. As of September 30, 1998, no shares had been issued under the Plan.

  In July 1998, the Board of Directors of the Company approved the repurchase of up to 10% of the then outstanding number of shares of the Company's common stock. In September 1998, the Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock. Pursuant to these repurchase authorizations, the Company repurchased 1,380,100 shares of its common stock for $15,843 in open market transactions during the three months ended September 30, 1998. Such purchases were made at an average price per share of $11.43 (excluding commissions). The remaining number of shares authorized for repurchase is 2,756,419.

  On June 15, 1998, the Company declared distributions to its stockholders totaling $5,769 or $0.27 per share, which were paid on July 15, 1998 to stockholders of record on June 30, 1998. On September 2, 1998, the Company declared distributions to its stockholders totaling $7,195 or $0.36 per share, which were paid on October 15, 1998 to stockholders of record on September 30, 1998. For Federal income tax purposes, all distributions paid to date are expected to be ordinary income to the Company's stockholders.

  Note 6   TRANSACTIONS WITH AFFILIATES

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

  The Company accrued $1,374 and $2,244 in base management fees in accordance with the terms of the Management Agreement for the three months ended September 30, 1998 and for the period March 24, 1998 through September 30, 1998, respectively. During the three months ended September 30, 1998, the Company paid the $870 in Management Fees that had accrued for the period March 24, 1998 through June 30, 1998. The remaining amount payable for base management fees is included in accrued expenses, payables and other liabilities in the statement of financial condition. During the three months ended September 30, 1998, the Company reimbursed the Manager $134 for costs and expenses incurred on behalf of the Company in accordance with the terms of the Management Agreement.

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

  The Company did not accrue for or pay the Manager any incentive compensation for the three months ended September 30, 1998 or for the period March 24, 1998 through September 30, 1998.

  The Company may also grant stock options to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company. Options granted during the three months ended September 30, 1998 and during the period March 24, 1998 through September 30, 1998 are disclosed in Note 7.

  The Company received a commitment from PNC Investment Corp., a wholly owned indirect subsidiary of PNC, on March 23, 1998 for the purchase, in a private placement, of 648,352 shares of common stock at $13.95 per share for a total of $9,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

  During the three months ended September 30, 1998, the Company purchased, in private placements, 11 classes of subordinated CMBS interests for a total of $142,855 in two securitization transactions in which PNC Bank, N.A. ("PNC Bank"), a wholly owned subsidiary of PNC, and/or Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC, participated as sellers of a portion of the commercial mortgage loans underlying the CMBS interests.

  The Company accrued $1,121 and $1,226 with respect to due diligence costs incurred on behalf of the Company by PNC Bank and Midland for the three months ended September 30, 1998 and for the period March 24, 1998 through September 30, 1998, respectively. During the three months ended September 30, 1998, the Company paid PNC Bank and Midland $606 of such costs. The remaining amount payable to PNC Bank and Midland for such costs is included in accrued expenses, payables and other liabilities in the statement of financial condition.

  Note 7   STOCK OPTIONS

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

  On March 27, 1998, pursuant to the 1998 Stock Option Plan, options to purchase 1,313,967 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager and options to purchase 324,176 shares of the Company's common stock were granted to PNC Investment Corp. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9.5 years. The options vest in four equal installments on March 27, 1999, March 27, 2000, March 27, 2001 and March 27, 2002.

  In addition to the options granted pursuant to the 1998 Stock Option Plan, on March 27, 1998 options to purchase 246,544 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager. The exercise price of these options is $13.95 per share. The remaining contractual life of each option is approximately 0.5 years. The options became exercisable on September 30, 1998.

  No options were granted, exercised or forfeited during the three months ended September 30, 1998. No options were exercised or forfeited during the period March 24, 1998 through September 30,1998.

  Note 8    SHORT-TERM BORROWINGS

  At September 30, 1998, the Company's short-term borrowings consisted of line of credit borrowings and reverse repurchase agreements.

  On August 21, 1998, the Company entered into a Master Assignment Agreement and related Note, which provide financing for the Company's investments. The agreement, which is with Merrill Lynch Mortgage Capital Inc., permits the Company to borrow up to $400,000 and terminates August 20, 1999. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS interests, rated residential MBS interests, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings against this line of credit bear interest at a LIBOR based rate.

  The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its line of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest rates that have historically moved in close relationship to LIBOR.

  Certain information with respect to the Company's short-term borrowings at September 30, 1998 is summarized as follows:

                                                              Reverse        Total
                                                Line of     Repurchase    Short-Term
                                                Credit      Agreements    Borrowings
                                              ---------------------------------------
  Outstanding borrowings                          $78,967      $841,617     $ 920,584
  Weighted average borrowing rate                   7.20%         6.09%         6.18%
  Weighted average remaining maturity            324 days       47 days       70 days
  Estimated fair value of assets  pledged        $114,905      $908,961    $1,023,866


  At September 30, 1998, $27,103 of borrowings outstanding under the line of credit were denominated in pounds sterling.

  At September 30, 1998, the Company's short-term borrowings had the following remaining maturities:

                                         Reverse       Total
                           Line of     Repurchase    Short-Term
                           Credit      Agreements    Borrowings
                         ---------------------------------------
  Within 30 days                   -      $549,823     $549,823
  30 to 59 days                    -       106,728      106,728
  Over 59 days               $78,967       185,066      264,033
                         =======================================
                             $78,967      $841,617     $920,584
                         =======================================

  Under the line of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

  The Company repaid a substantial portion of its borrowings under reverse repurchase agreements subsequent to September 30, 1998. See Note 12.

  Note 9    FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the amortized cost and estimated fair values of the Company's financial instruments at September 30, 1998:

                                                       Estimated
                                          Amortized      Fair
                                            Cost         Value
                                         ------------------------
  Assets
  Securities available for sale           $1,094,079   $1,040,290
  Commercial mortgage loan                $   36,410   $   36,136

  Liabilities
  Hedging instruments                              -   $    5,340

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

  The fair value of the Company's securities available for sale, commercial mortgage loan and hedging instruments are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. For securities available for sale that were sold subsequent to September 30, 1998 (see Note 12), the actual sale price was used as the fair value at September 30, 1998, if such sale price was lower that the market prices obtained from dealers at September 30, 1998. The carrying amounts of all other asset and liability accounts in the statements of financial condition approximate fair value because of the short-term nature of these accounts.

  Note 10      HEDGING INSTRUMENTS

  At September 30, 1998, the Company's hedging instruments included an interest rate swap transaction and a forward currency exchange contract.

  The Company has entered into an interest rate swap transaction with a notional amount of $70,000. Under the interest rate swap agreement, the Company will receive quarterly payments of interest based on three-month LIBOR and will remit semi-annual payments based on a fixed interest rate of approximately 6.19%, in each case based upon a notional balance of $70,000. The swap became effective on May 19, 1998 and has a stated termination date of May 19, 2008. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement, or may be entitled to receive collateral from the counterparty to the swap agreement. At September 30, 1998, no collateral was required under the interest rate swap agreement. At September 30, 1998, the interest rate payable to the Company by the counterparty to the swap transaction was approximately 5.69%. The Company terminated this swap transaction subsequent to September 30, 1998. See
  Note 12.

  The Company has entered into a forward currency exchange contract pursuant to which it has agreed to exchange (pound)5,758 (pounds sterling) for $9,337 (U.S. dollars) on March 31, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contract, or may be entitled to receive collateral from the counterparty to the forward currency exchange contract. At September 30, 1998, no collateral was required under the forward currency exchange contract.

  The following table presents the amortized cost and estimated fair values of the Company's hedging instruments at September 30, 1998:

                                                         Estimated
                                             Amortized      Fair
                                                Cost       Value
                                             ----------------------
  Interest rate swap                              $   -    $(4,981)
  Forward currency exchange contract                  -       (359)
                                             ======================
       Total hedging instruments                  $   -    $(5,340)
                                             ======================

  Note 11     COMMITMENTS AND CONTINGENCIES

  At September 30, 1998, the Company had a commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage. Funding of the commitment is subject to satisfaction by the borrower of various closing conditions. The Company received a $175 commitment fee relating to the commitment, which has been deferred and included in accrued expenses, payables and other liabilities. The fee will be added to the basis of the related loan when it is funded.

  Note 12     SUBSEQUENT EVENTS

  Subsequent to September 30, 1998, the Company sold certain of its securities available for sale at their carrying value of approximately $622,000 and terminated its interest rate swap. These transactions resulted in a realized loss of approximately $21,000. The proceeds from the sale were used primarily to repay the Company's borrowings under reverse repurchase agreements and to increase its cash position. Of the securities sold, approximately $95,000 were acquired subsequent to September 30, 1998, and accordingly, are not included in the pro forma effects described below.

  Had these transactions occurred on September 30, 1998, the pro forma effect on the September 30, 1998 statement of financial condition would be a decrease in total assets from $1,160,977 to approximately $660,000, a decrease in total liabilities from $936,606 to approximately $436,000. Total stockholders' equity would remain the same. The decrease in total assets would be a result paying for the termination of the interest rate swap and selling: all of the Company's agency adjustable rate residential MBS interests, agency interest only residential MBS interests, investment grade rated asset backed securities and non-investment grade rated non-U.S. sovereign securities; substantially all of the Company's investment grade rated senior interest only CMBS interests, agency fixed rate residential MBS interests and agency insured project loans; and a substantial portion of the Company's investment grade rated private issuer fixed rate residential MBS interests. The decrease in liabilities would be a result of repaying the reverse repurchase agreement borrowings that financed the securities sold and terminating the interest rate swap.

  Had these transactions occurred on September 30, 1998, the pro forma effect on the statement of operations for the three months ended September 30, 1998 would be a decrease in net income from $6,453 to a net loss of approximately $(13,547) and a decrease in net income per share from $0.31 to a net loss per share of approximately $(0.66), and for the period March 24, 1998 through September 30, 1998 would be a decrease in net income from $12,007 to a net loss of approximately $(7,993) and a decrease in net income per share from $0.57 to a net loss per share of approximately $(0.38), in each case as a result of the realized loss on the sale of the securities.

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

  In March 1998, the Company received $297.0 million of net proceeds from the initial public offering of 21,365,198 shares of its common stock. As of September 30, 1998, the Company had invested, net of repayments to date, $1.2 billion to acquire its initial portfolio of securities available for sale and its commercial mortgage loan.

  The following discussion should be read in conjunction with the Interim Financial Statements and related Notes included in Item 1 hereof. Dollar amounts are expressed in thousands, other than per share amounts.

  Market Conditions: The third quarter of 1998 can be characterized as one of the most dramatic periods of credit spread widening in recent history. Economic uncertainty in Asia and Russia caused uneasiness among investors and a flight to quality - investors sold off holdings of credit-sensitive securities in favor of Treasuries. This caused credit spreads to widen substantially and Treasury yields to fall.

  These factors combined to cause a significant decline in the market value of the Company's investment portfolio. The Company's holdings of subordinated commercial mortgage-backed securities ("CMBS") were particularly affected, inasmuch as they represent the first classes in a securitization transaction to be affected by credit losses. The unrealized gain (loss) on the Company's holdings of subordinated CMBS declined from $3,012 at June 30, 1998 to $(39,543) at September 30, 1998. These declines have occurred despite the Company's belief that there has been no fundamental change in the credit quality of the underlying loans.

  The fall in Treasury yields during the three months ended September 30, 1998 resulted in a further "inversion" of the yield curve, that is, the excess of short-term interest rates over long-term interest rates became more pronounced during such period. Average one-month LIBOR for the three months ended September 30, 1998 was 5.62% and for the period March 24, 1998 through September 30, 1998 was 5.64%. The average ten-year U.S. Treasury yield for the three months ended September 30, 1998 was 5.20% and for the period March 24, 1998 through September 30, 1998 was 5.40%. The excess of one-month LIBOR over the ten-year U.S. Treasury yield was 0.12% on March 24, 1998, 0.22% on June 30, 1998 and 0.96% on September
  30, 1998.

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

  Recent Events: To respond to reduced liquidity in the financing markets and spread widening in the credit-sensitive sectors of the debt markets, the Company sold approximately $622,000 in market value of assets since September 30, 1998. The proceeds from these sales were applied primarily to reduce the Company's borrowings under reverse repurchase agreements and to increase its cash position. As a result of these transactions, the Company's debt to equity ratio has declined from approximately 4.2 to 1 at September 30, 1998 to approximately 2.0 to 1 currently.

  The Company incurred a financial statement (GAAP) realized loss on the investments sold and termination of its interest rate swap since September 30, 1998 of approximately $21,000. As a result, the Company expects to record a GAAP loss for the fourth quarter of 1998. In addition, the reduction in the Company's balance sheet will cause future net interest income from investments to be lower than previously expected. The Company anticipates that the decline in future net interest income under current market conditions could be in the range of 20 to 30 percent below the level posted in the third quarter.

  Depending on market conditions, the Company may sell the remainder of its securities available for sale other than subordinated CMBS over the next several quarters. The Company does not anticipate that such sales, were they to occur, would have a significant additional effect on its stockholders' equity or earnings.

  Funds From Operations: Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, certain amortization expenses and gains or losses from debt restructuring and sales of property. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

  In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT. The Company believes that the exclusion from FFO of gains or losses from sales of property was not intended to address gains or losses from sales of securities as it applies to the Company. Accordingly, the Company includes gains or losses from sales of securities in its calculation of FFO.

  The Company's FFO for the three months ended September 30, 1998 was $6,453, or $0.31 per share (basic and diluted), and for the period March 24, 1998 through September 30, 1998 was $12,007, or $0.57 per share (basic and diluted), which was the same as its reported GAAP net income for such periods.

  Results of Operations

  Net income for the three months ended September 30, 1998 was $6,453, or $0.31 per share (basic and diluted), and for the period March 24, 1998 through September 30, 1998 was $12,007, or $0.57 per share (basic and diluted).

  Interest Income: The following tables sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.

                                             For the Three Months Ended September 30, 1998
                                          --------------------------------------------------
                                              Interest         Average         Annualized
                                               Income          Balance           Yield
                                          ---------------- ---------------- ----------------
  Securities available for sale             $ 19,318        $1,047,990            7.31%
  Commercial mortgage loan                       408            14,462           11.19
  Cash and cash equivalents                       63             4,436            5.61
                                          ================ ================ ================
  Total                                     $ 19,789        $1,066,888            7.36%
                                          ================ ================ ================

                                                     For the Period March 24, 1998
                                                      Through September 30, 1998
                                          --------------------------------------------------
                                              Interest         Average         Annualized
                                               Income          Balance           Yield
                                          ---------------- ---------------- ----------------
  Securities available for sale             $ 30,209        $ 789,280             7.31%
  Commercial mortgage loan                       408            6,966            11.19
  Cash and cash equivalents                      216            7,413             5.57
                                          ================ ================ ================
  Total                                     $ 30,833        $ 803,659             7.33%
                                          ================ ================ ================

  The Company sold a substantial portion of its portfolio of securities available for sale subsequent to September 30, 1998 and, as a result, the amount of the Company's interest income for comparable periods in the near future is likely to be significantly less than the amounts reported above. See "Recent Events" above and Note 12 to the Interim Financial Statements included in Item 1 hereof.

  Expenses: The following tables set forth information regarding the total amount of interest expense from short-term borrowings (including the net amount payable under the interest rate swap agreement allocated pro rata to each category of short-term borrowings) and the resultant average yields. Information is based on daily average balances during the reported periods.

                                             For the Three Months Ended September 30, 1998
                                          --------------------------------------------------
                                              Interest         Average         Annualized
                                              Expense          Balance           Yield
                                          ---------------- ---------------- ----------------
  Reverse repurchase agreements              $11,460        $ 763,529             5.96%
  Line of credit borrowings                      248           11,118             8.81
                                          ---------------- ---------------- ----------------
  Total                                     $ 11,708        $ 774,647             6.00%
                                          ================ ================ ================

                                                     For the Period March 24, 1998
                                                      Through September 30, 1998
                                          --------------------------------------------------
                                              Interest         Average         Annualized
                                              Expense          Balance           Yield
                                          ---------------- ---------------- ----------------
  Reverse repurchase agreements             $ 15,842        $ 515,965             5.87%
  Line of credit borrowings                      248            5,355             8.85
                                          ---------------- ---------------- ----------------
  Total                                     $ 16,090        $ 521,320             5.90%
                                          ================ ================ ================

  The Company repaid a substantial portion of its borrowings under reverse repurchase agreements subsequent to September 30, 1998 and, as a result, the amount of the Company's interest expense for comparable periods in the near future is likely to be significantly less than the amounts reported above. See "Recent Events" above and Note 12 to the Interim Financial Statements included in Item 1 hereof.

  Management fees of $1,374 for the three months ended September 30, 1998 and $2,244 for the period March 24, 1998 through September 30, 1998 were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $244 for the three months ended September 30, 1998 and $482 for the period March 24, 1998 through September 30, 1998 were comprised of accounting agent fees, custodial agent fees, directors' fees, insurance premiums and other miscellaneous expenses. The foreign currency loss of $32 for the three months ended September 30, 1998 and for the period March 24, 1998 through September 30, 1998 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling.

  Net Interest Margin: Net interest margin is annualized net interest income divided by the average daily balance of interest-earning assets. Net interest income is total interest income less interest expense (including the net amount payable under the interest rate swap agreement). Net interest margin was 3.00% for the three months ended September 30, 1998 and 3.51% for the period March 24, 1998 through September 30, 1998.

  Distributions Declared and Distributions in Excess of Earnings: On June 15, 1998, the Company declared distributions to its stockholders totaling $5,769 or $0.27 per share. These distributions were paid on July 15, 1998 to stockholders of record on June 30, 1998. On September 2, 1998, the Company declared distributions to its stockholders totaling $7,195 or $0.36 per share. These distributions were paid on October 15, 1998 to stockholders of record on September 30, 1998. Distributions paid to date covered the Company's undistributed tax basis income for the period March 24, 1998 through September 30, 1998. As a result of these distributions, the Company incurred distributions in excess of earnings of $957 as of September 30, 1998. For Federal income tax purposes, all distributions paid to date are expected to be ordinary income to the Company's stockholders.

  Tax Basis Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis income) was $7,421, or $0.36 per share (basic and diluted), for the three months ended September 30, 1998 and $13,246, or $0.63 per share (basic and diluted), for the period March 24, 1998 through September 30, 1998, compared to net income as calculated in accordance with generally accepted accounting principles (GAAP) of $6,453, or $0.31 per share (basic and diluted), for the three months ended September 30, 1998 and $12,007, or $0.57 per share (basic and diluted), for the period March 24, 1998 through September 30, 1998. Differences between tax basis income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS interests for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. Loan commitment fees are recognized over the life of the related loan for GAAP purposes but are included in tax basis income upon receipt. In addition, certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

  A reconciliation of GAAP net income to tax basis income is as follows:

                                                                        For the Period
                                              For the Three             March 24, 1998
                                               Months Ended                Through
                                            September 30, 1998       September 30, 1998
                                           ---------------------    -------------------
  GAAP net income                                $ 6,453                 $ 12,007
  Subordinate CMBS interests income                  628                      771
  differentials
  Income from loan commitment fees                   175                      175
  General and administrative expense
  differences                                        148                      276
  Other                                               17                       17
                                            ===================     ==================
  Tax basis income                               $ 7,421                 $ 13,246
                                            ===================     ==================

  Changes in Financial Condition

  Securities Available for Sale: At September 30, 1998, an aggregate of $53,789 in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income in stockholders' equity.

  The Company's securities available for sale, which are carried at estimated fair value, included the following at September 30, 1998:

                                                     Estimated
               Security Description                  Fair Value   Percentage
 ------------------------------------------------- ------------- -----------
 Commercial mortgage-backed securities ("CMBS")
     interests:
 Investment grade rated senior interest only           $ 91,627       8.8%
     interests
 Non-investment grade rated subordinated                281,892      27.1
     interests
 Non-rated subordinated interests                        30,627       2.9
                                                   ------------- -----------
     Total CMBS interests                               404,146      38.8
                                                   ------------- -----------
 Single-family residential mortgage-backed
     securities ("residential MBS") interests:
 Agency adjustable rate                                 197,148      19.0
 Agency fixed rate                                       55,275       5.3
 Agency interest only                                     7,769       0.8
 Investment grade rated private issuer fixed rate       320,770      30.8
                                                   ------------- -----------
     Total residential MBS interests                    580,962      55.9
                                                   ------------- -----------
 Agency insured project loans                            28,177       2.7
 Investment grade rated asset backed securities          13,537       1.3
 Non-investment grade rated non-U.S. sovereign
     securities                                          13,468       1.3
                                                   ============= ===========
     Total securities available for sale             $1,040,290     100.0%
                                                   ============= ===========

  In May 1998, $16,750 face amount of U.S. Treasury securities were sold for proceeds net of termination costs on the related hedge of $17,133, which equaled the approximate amortized cost of such securities. During the three months ended September 30, 1998, $16,368 notional amount of agency interest only residential MBS interests, $50,410 face amount of investment grade rated private issuer fixed rate residential MBS interests and $3,000 face amount of non-investment grade rated non-U.S. sovereign securities were sold for total proceeds of $73,524, which exceeded the total amortized cost of such securities by $22.

  The Company sold a substantial portion of its portfolio of securities available for sale subsequent to September 30, 1998. See "Recent Events" above and Note 12 to the Interim Financial Statements included in Item 1 hereof.

  Short-Term Borrowings: To date, the Company's debt has consisted of line of credit borrowings and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale and its commercial mortgage loan. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

  Under the line of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

  The following tables set forth information regarding the Company's short-term borrowings.

                                             For the Three Months Ended September 30, 1998
                                          --------------------------------------------------
                                              Average          Maximum          Range of
                                              Balance          Balance         Maturities
                                          ---------------- ---------------- ----------------
  Reverse repurchase agreements            $ 763,529        $ 841,617        1 to 180 days
  Line of credit borrowings                   11,118           78,967        324 to 359 days
                                          ---------------- ---------------- ----------------
  Total                                    $ 774,647        $ 920,584        1 to 359 days
                                          ================ ================ ================

                                                     For the Period March 24, 1998
                                                      Through September 30, 1998
                                          --------------------------------------------------
                                              Average          Maximum          Range of
                                              Balance          Balance         Maturities
                                          ---------------- ---------------- ----------------
  Reverse repurchase agreements            $ 515,965        $ 841,617        1 to 180 days
  Line of credit borrowings                    5,355           78,967        324 to 359 days
                                          ---------------- ---------------- ----------------
  Total                                    $ 521,320        $ 920,584        1 to 359 days
                                          ================ ================ ================

  The Company repaid a substantial portion of its borrowings under reverse repurchase agreements subsequent to September 30, 1998. See "Recent Events" above and Note 12 to the Interim Financial Statements included in
  Item 1 hereof.

  Hedging instruments: At September 30, 1998, the Company's hedging instruments included an interest rate swap transaction and a forward currency exchange contract.

  The Company has entered into an interest rate swap transaction with a notional amount of $70,000. Under the interest rate swap agreement, the Company will receive quarterly payments of interest based on three-month LIBOR and will remit semi-annual payments based on a fixed interest rate of approximately 6.19%, in each case based upon a notional balance of $70,000. The swap became effective on May 19, 1998 and has a stated termination date of May 19, 2008. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement, or may be entitled to receive collateral from the counterparty to the swap agreement. At September 30, 1998, no collateral was required under the interest rate swap agreement. At September 30, 1998, the interest rate payable to the Company by the counterparty to the swap transaction was approximately 5.69%. The Company terminated this swap transaction subsequent to September 30, 1998. See "Recent Events" above and Note 12 to the Interim Financial Statements included in Item 1 hereof.

  The Company has entered into a forward currency exchange contract pursuant to which it has agreed to exchange (pound)5,758 (pounds sterling) for $9,337 (U.S. dollars) on March 31, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contract, or may be entitled to receive collateral from the counterparty to the forward currency exchange contract. At September 30, 1998, no collateral was required under the forward currency exchange contract.

  Hedging instruments are carried in the statement of financial condition at estimated liquidation value. At September 30, 1998, an aggregate of $4,981 in unrealized losses on the interest rate swap was included as a component of accumulated other comprehensive income in stockholders' equity. During the three months ended September 30, 1998 and during the period March 24, 1998 through September 30, 1998, an aggregate of $359 in losses on the forward currency exchange contract was included as a component of foreign currency loss in the statement of operations.

  Capital Resources and Liquidity: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of short-term borrowings, principal and interest payments on and maturities of securities available for sale and the commercial mortgage loan, and proceeds from sales thereof.

  The Company's operating activities provided cash flows of $10,676 during the period March 24, 1998 through September 30, 1998. During the foregoing period cash flows from operating activities were used primarily to purchase securities available for sale.

  The Company's investing activities used cash flows totaling $1,199,965 during the period March 24, 1998 through September 30, 1998. During the foregoing period, cash was used in investing activities primarily to purchase securities available for sale.

  The Company's financing activities provided $1,195,713 during the period March 24, 1998 through September 30, 1998 and consisted primarily of net borrowings under short-term borrowings and net proceeds from the issuance of 21,365,198 shares of common stock.

  Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient coupon income in cash from its portfolio to fund distributions to stockholders as necessary to maintain its REIT status.

  The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

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

  Investment Company Act: The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated interests in commercial mortgage-backed securities ("subordinated CMBS interests") only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS interests constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS interests and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS interests constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS interests or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

  New Accounting Pronouncement: In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

  The Company is required to implement SFAS 133 by the end of the first quarter of the year ending December 31, 2000. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

  Year 2000 Readiness Disclosure: The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. Substantially all of the Company's information systems are supplied by the Manager. The Manager has advised the Company that it is currently evaluating whether such systems are Year 2000 compliant and that it expects to incur costs of up to approximately $500 to complete such evaluation and to make any modifications to its systems as may be necessary to achieve Year 2000 compliance. The Manager has advised the Company that it expects to have fully tested its systems for Year 2000 compliance by December 31, 1998. The Company may be required to bear a portion of such costs incurred by the Manager in this regard. The Manager has advised the Company that it does not anticipate any material disruption in the operations of the Company as a result of any failure by the Manager to achieve Year 2000 compliance. There can be no assurance that the costs will not exceed the amount referred to above or that the Company will not experience a disruption in operations.

  The Manager has advised the Company that it is in the process of evaluating the Year 2000 compliance of various suppliers of the Manager and the Company. The Manager has advised the Company that it intends to communicate with such suppliers to determine their Year 2000 compliance status and the extent to which the Manager or the Company could be affected by any supplier's Year 2000 compliance issues. To date, however, the Manager has not received responses from all such suppliers with respect to their Year 2000 compliance, and there can be no assurance that the systems of such suppliers, who are beyond the Company's control, will be Year 2000 compliant. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Manager has advised the Company that it is in the process of preparing a contingency plan for Year 2000 compliance by its suppliers. There can be no assurance that such contingency plan will be successful in preventing a disruption of the Company's operations.

  The Company is designating this disclosure as its Year 2000 readiness disclosure for all purposes under the Year 2000 Information and Readiness Disclosure Act and the foregoing information shall constitute a Year 2000 statement for purposes of that Act.

  Part II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  At September 30, 1998 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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



                                     ANTHRACITE CAPITAL, INC.


 Dated:  November 13, 1998           By: /s/ Hugh R. Frater
                                        ------------------------------------
                                     Name:  Hugh R. Frater
                                     Title: President and Chief Executive
                                            Officer
                                            (authorized officer of registrant)



 Dated:  November 13, 1998           By: /s/ Richard M. Shea
                                        -------------------------------------
                                     Name:  Richard M. Shea
                                     Title: Chief Operating Officer and Chief
                                            Financial Officer
                                            (principal accounting officer)