Form 10-K
period 1998-12-31
ANTHRACITE CAPITAL INC
filed 1999-03-31
CIK 1050112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark one)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

                                     OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the transition period from: ________ to ________

                       Commission File No. 001-13937

                          ANTHRACITE CAPITAL, INC.
           (Exact name of Registrant as specified in its charter)

       MARYLAND                                     13-3978906
  (State or other jurisdiction of                 (I.R.S.  Employer
  incorporation or organization)                  Identification No.)

              345 Park Avenue
                29th Floor
              New York, New York                         10154
 (Address of principal executive office)               (Zip Code)

                               (212) 409-3333
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, $.001 PAR VALUE               NEW YORK STOCK EXCHANGE (NYSE)
     (Title of each class)                     (Name of each exchange on
                                                which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Aggregate market value of the Common Stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 29, 1999:
$141,966,000 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

Number of shares of Common Stock, $.001 par value, outstanding as of March 29, 1999: 20,993,636 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1999 are incorporated by reference into
Part III, Items 10 through 13.


                          ANTHRACITE CAPITAL, INC.
                        1998 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS

                                                                       PAGE

                                   PART I

Item 1.       Business.....................................................4
Item 2.       Properties  ................................................21
Item 3.       Legal Proceedings ..........................................21
Item 4.       Submission of Matters to a Vote of
              Security Holders ...........................................21

                                  PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters ............................22
Item 6.       Selected Financial Data ....................................22
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..............23
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk ................................................34
Item 8.       Financial Statements and Supplementary Data ................38
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .....................61

                                  PART III

Item 10.      Directors and Executive Officers of the Registrant .........62
Item 11.      Executive Compensation .....................................62
Item 12.      Security Ownership of Certain Beneficial
              Owners and Management ......................................62
Item 13.      Certain Relationships and Related Transactions .............62

                                  PART IV

Item 14.      Exhibits ...................................................63
              Signatures .................................................64


         Certain statements contained herein are not, and certain statements contained in future filings by Anthracite Capital, Inc. (the "Company") with the SEC, in the Company's press releases or in the Company's other public or stockholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                   PART I

ITEM 1.  BUSINESS

General

         Anthracite Capital, Inc. (the "Company"), a Maryland corporation, was formed in November 1997 to invest in multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in both U.S. and non-U.S. markets. The Company uses its equity capital and borrowed funds to seek to achieve strong investment returns by maximizing the spread of investment income (net of credit losses) earned on a diversified portfolio of real estate assets over the cost of financing and hedging these assets. The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to Federal income tax to the extent that it distributes its net income to its stockholders and qualifies for taxation as a REIT.

         On March 23, 1998, the Securities and Exchange Commission (the "SEC") declared effective the Company's Registration Statement on Form S-11 (File No. 333-40813) relating to the initial public offering of 20,000,000 shares of the Company's common stock. On March 27, 1998, the initial public offering was consummated at a price of $15 per share and the Company received proceeds of $279,000,000, net of underwriting discounts and commissions. Concurrently with the initial public offering, the Company sold 1,365,198 shares of its common stock in private placements at a price of $13.95 per share for total proceeds of approximately $19,045,000.

         The Company considers itself to be involved in the single business segment of providing financial services and conducts a variety of business activities within this segment. The Company's primary business activities consist of the acquisition and management of REIT Real Estate Assets, as defined under Sections 856 through 860 of the Code (the "REIT Provisions of the Code"). The Company's business decisions will depend on changing market factors, and the Company will pursue various strategies and opportunities in different market environments.

         The day-to-day operations of the Company are managed by BlackRock Financial Management, Inc. (the "Manager" or "BlackRock"), subject to the direction and oversight of the Company's Board of Directors. The Manager is an indirect subsidiary of PNC Bank, National Association ("PNC Bank"), which is itself a wholly owned subsidiary of PNC Bank Corp. Established in 1988, the Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is one of the largest fixed-income investment management firms in the United States. The Manager, in its discretion, subject to the supervision of the Board of Directors and to the REIT Provisions of the Code, evaluates and monitors the Company's assets and how long such assets should be held in the Company's portfolio. The Manager is permitted to actively manage the Company's assets, and such assets may or may not be held to maturity. Although the Company intends to manage its assets actively, it does not intend to acquire, hold or sell assets in such a manner that such assets would be characterized as dealer property for Federal income tax purposes.

Investments

         The Company's investment strategy is to seek to achieve strong investment returns by maximizing the spread of investment income (net of credit losses) earned on its portfolio of investments over the cost of financing and hedging these investments. The Company's core strategy is to engage in the acquisition, origination and syndication of non-investment grade rated mezzanine debt in the form of mortgage loans and mortgage backed-securities. This strategy is balanced by maintaining a portfolio of liquid investment grade rated mortgage-backed securities and other investments. The Company may pursue other strategies from time to time to take advantage of market opportunities as they arise.

         In creating and managing its investment portfolio, the Company utilizes the Manager's expertise and significant business relationships between the Manager and its affiliates, as well as unrelated participants in the real estate and securities industries. The Manager, in its discretion, subject to the supervision of the Board of Directors and to the REIT Provisions of the Code, evaluates and monitors the Company's assets and determines how long such assets should be held in the Company's portfolio. The Manager is permitted to actively manage the Company's assets, and such assets may or may not be held to maturity.

         The Company takes an opportunistic approach to its investments. The Company's policy is to acquire or originate those mortgage assets which it believes are likely to generate the highest returns on capital invested, after considering the amount and nature of anticipated cash flows from the asset, the Company's ability to pledge the asset to secure collateralized borrowings, the capital requirements resulting from the purchase and financing of the asset, the potential for appreciation and the costs of purchasing, financing, hedging and managing the asset. Prior to acquisition or origination, potential returns on capital employed will be assessed over the expected life of the asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios. In managing the Company's portfolio, the Manager also will consider balance sheet management and risk diversification issues.

         Assets which the Company may acquire or originate from time to time include: (i) mortgage-backed securities ("MBS") including commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"); (ii) multifamily, commercial and residential term mortgage loans ("Mortgage Loans"); (iii) non-U.S. Mortgage Loans and MBS;
(iv) multifamily and commercial real properties; and (v) other real estate related assets.

         The Company's investments by strategy at December 31, 1998 are summarized as follows:


                                                                           Estimated
                                                                           Fair Value
                                      Description                            (000s)
           ------------------------------------------------------------- ---------------
           Core Strategy Operating Portfolio:
           CMBS:
                Non-investment grade rated subordinated
                    securities                                                $248,734
                Non-rated subordinated securities                               24,284
           Non-rated commercial mortgage loan                                   33,263
                                                                         ---------------
           Total core strategy operating portfolio                             306,281
                                                                         ---------------

           Non-Core Strategy Liquidity Portfolio:
           Cash and cash equivalents                                             1,087
           Restricted cash equivalents                                           3,243
           Single-family RMBS:
                Agency adjustable rate securities                               17,999
                Agency fixed rate securities                                    13,023
                Privately issued investment grade rated fixed
                    rate securities                                            157,753
           Agency insured project loan                                           3,275
                                                                         ---------------
           Total non-core strategy liquidity portfolio                         193,105
                                                                         ---------------

           Trading Strategies Portfolio:
           Deposits with brokers as collateral for securities
                sold short                                                     276,617
           U.S. Treasury securities                                            166,835
           Securities sold short:
                U.S. Treasury securities                                     (223,757)
                Agency fixed rate note                                        (51,328)
                                                                         ---------------
           Total trading strategies portfolio                                  168,367
                                                                         ---------------
           Total - All Strategies                                             $667,753
                                                                         ===============



         At December 31, 1998, substantially all of the Company's investments were pledged to secure its short-term borrowings and obligations under securities sold short.

         At December 31, 1998, the CMBS held by the Company consisted of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The RMBS held by the Company consisted of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. The agency RMBS and the agency fixed rate note held by the Company were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA). The privately issued RMBS held by the Company were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loan held by the Company consisted of a participation interest in a mortgage loan guaranteed by the Federal Housing Administration (FHA).

         The commercial mortgage loan held by the Company at December 31, 1998 is secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost in its financial statements and translated into U.S. dollars at the exchange rate in effect on the reporting date.

         At December 31, 1998, two of the mortgage loans underlying the CMBS held by the Company were delinquent more than thirty days but not more than sixty days. The two mortgage loans comprised 0.28% of the aggregate principal balance of the mortgage loans underlying the Company's CMBS. The Company believes its current loss estimates with respect to the delinquent loans are appropriate. The Company's other investments were current in payment status at December 31, 1998.

         At December 31, 1998, the Company had several commitments outstanding to acquire or originate investments. As part of its core strategy, the Company had a commitment outstanding to originate a $35,000,000 floating rate commercial real estate construction loan secured by a second mortgage. The subject property is an office complex located in Santa Monica, California. Upon completion of construction, the office complex will consist of a five-story 275,000 square foot office building, a six-story 325,000 square foot office building and 1,750 underground parking spaces. Funding of the commitment is subject to satisfaction by the borrower of various closing conditions. The Company received a $175,000 commitment fee relating to the commitment, which has been deferred and included in other liabilities in the Company's statement of financial condition at December 31, 1998. The fee will be added to the basis of the related loan when it is funded.

         During the first quarter of 1999, the Company applied a portion of its cash on hand to fund approximately $4,400,000 of its construction loan commitment. The Company intends to fund the remaining portion of the commitment through a combination of existing cash on hand, new equity, additional borrowings and/or syndication of a portion of the commitment.

         As part of its short-term trading strategies, the Company had commitments outstanding at December 31, 1998 to purchase or sell agency RMBS. Information with respect to such commitments at December 31, 1998 is summarized as follows (dollars in thousands):



                                                                Estimated
                                Principal        Contract          Fair                                           Net
                                Amount of        Price of        Value of         Gross          Gross         Unrealized
                                 Subject         Subject         Subject       Unrealized      Unrealized    Gains (Losses)
            Description         Securities      Securities      Securities        Gains          Losses
----------------------------------------------------------------------------------------------------------------------------
Forward commitments to
     purchase                    $1,370,000      $1,356,210      $1,356,762      $2,133           $1,581           $552
Forward commitments to sell         980,000         970,302         971,204         335            1,237          (902)
                                                                              ==============================================
     Total                                                                       $2,468           $2,818         $(350)
                                                                              ==============================================



         The gross unrealized gains and gross unrealized losses shown above are included in other assets and other liabilities, respectively, in the Company's statement of financial condition at December 31, 1998. In instances where a forward commitment has been closed out with the same counterparty and a right of setoff exists, only the net unrealized gain or loss is reflected in other assets or liabilities.

         At December 31, 1998, all the Company's forward commitments to purchase agency RMBS related to delivery of such securities in January 1999. The Company generally closes out its forward commitments prior to the date specified for delivery of the subject securities. In January 1999, the Company took delivery of subject securities with respect to certain matching forward commitments (that is, forward commitments to purchase and sell agency RMBS with identical principal amounts, subject securities and settlement dates) that were outstanding at December 31, 1998. The securities had been sold prior to delivery and the resulting net realized gain was not materially different from the net unrealized gain reflected in the Company's financial statements as of and for the period ended December 31, 1998.

         The Company's anticipated yields to maturity on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the Company's anticipated yields to maturity will be achieved.

         The following is a summary of the types of assets, among others, that the Company may invest in from time to time.

         Mortgage Backed Securities. The Company acquires both investment grade and non-investment grade classes of MBS, from various sources. MBS typically are divided into two or more interests, sometimes called "tranches" or "classes." The senior classes are often securities which, if rated, would have ratings ranging from low investment grade "BBB" to higher investment grades "A," "AA" or "AAA." The junior, subordinated classes typically would include one or more non-investment grade classes which, if rated, would have ratings below investment grade "BBB." Such subordinated classes also typically include an unrated higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying Mortgage Loans).

         MBS are generally are issued either as "CMOs" or "Pass-Through Certificates." CMOs are debt obligations of special purpose corporations, owner trusts or other special purpose entities secured by commercial Mortgage Loans or MBS. Pass-Through Certificates evidence interests in trusts, the primary assets of which are Mortgage Loans. CMO Bonds and Pass-Through Certificates may be issued or sponsored by agencies or instrumentalities of the United States Government or private originators of, or investors in, Mortgage Loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities. MBS may not be guaranteed by an entity having the credit status of a governmental agency or instrumentality and in this instance are generally structured with one or more of the types of credit enhancement described below. In addition, MBS may be illiquid.

         The Company acquires both CMBS and RMBS. The mortgage collateral supporting CMBS may be pools of whole loans or other MBS, or both. Unlike RMBS, which typically are collateralized by thousands of single family Mortgage Loans, CMBS are collateralized generally by a more limited number of commercial or multifamily Mortgage Loans with larger principal balances than those of single family Mortgage Loans. As a result, a loss on a single Mortgage Loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the subordinated MBS in such CMBS.

         Mortgage Loans. The Company acquires or originates fixed and adjustable-rate Mortgage Loans secured by senior, mezzanine or subordinate liens on multifamily residential, commercial, single-family (one-to-four unit) residential or other real property as a significant part of its investment strategy.

         Mortgage Loans may be originated by or purchased from various suppliers of mortgage assets throughout the United States and abroad, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Company acquires Mortgage Loans directly from originators and from entities holding Mortgage Loans originated by others. The Company also originates its own Mortgage Loans, particularly mezzanine financing of Mortgage Loan and real property portfolios.

         The Company may invest in or provide loans used to finance construction, loans secured by real property and used as temporary financing, and loans secured by junior liens on real property. The Company may invest in multifamily and commercial Mortgage Loans that are in default or for which default is likely or imminent or for which the borrower is making monthly payments in accordance with a forbearance plan.

         The Company may provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or, in the case of loans originated for securitization, partnership loans (also known as pledge loans) or preferred equity investments. For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property.

         Typically in a mezzanine Mortgage Loan, as security for its debt to the Company, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. By borrowing against the additional value in their properties, the property owners obtain an additional level of liquidity to apply to property improvements or alternative uses. Mezzanine Mortgage Loans generally provide the Company with the right to receive a stated interest rate on the loan balance plus various commitment and/or exit fees. In certain instances, subject to the REIT Provisions of the Code, the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. Alternatively, the mezzanine Mortgage Loans can take the form of a non-voting preferred equity investment in a single purpose entity borrower with substantially similar terms.

         The Company may acquire or originate Mortgage Loans secured by real property located outside the United States or acquire such real property. The Company has no limitations on the geographic scope of its investments in foreign real properties and such investments may be made in a single foreign country or among several foreign countries as the Board of Directors may deem appropriate. Investing in real estate related assets located in foreign countries creates risks associated with the uncertainty of foreign laws and markets and risks related to currency conversion. The Company may be subject to foreign income tax with respect to its investments in foreign real estate related assets. Any foreign tax credit that otherwise would be available to the Company for Federal income tax purposes will not flow through to the Company's stockholders.

         Multifamily and Commercial Real Properties. The Company believes that under appropriate circumstances the acquisition of multifamily and commercial real properties may offer significant opportunities to the Company. The Company's policy is to conduct an investigation and evaluation of the real properties in a portfolio of real properties before purchasing such a portfolio. Prior to purchasing real estate related assets, the Manager generally will identify and contact real estate brokers and/or appraisers in the relevant market areas to obtain rent and sale comparables for the assets in a portfolio contemplated to be acquired. This information is used to supplement due diligence performed by the Manager's employees.

         The Company may acquire real properties with known material environmental problems and Mortgage Loans secured by such real properties subsequent to an environmental assessment that would reasonably indicate that the present value of the cost of clean-up or rededication would not exceed the realizable value from the disposition of the mortgage property.

         The Company may invest in net leased real estate on a leveraged basis. Net leased real estate is generally defined as real estate that is net leased on a long-term basis (ten years or more) to tenants who are customarily responsible for paying all costs of owning, operating, and maintaining the leased property during the term of the lease, in addition to the payment of a monthly net rent to the landlord for the use and occupancy of the premises ("Net Leased Real Estate"). The Company will focus on net leased real estate that is either leased to creditworthy tenants or is real estate that can be leased to other tenants in the event of a default of the initial tenant.

         Other Real Estate Related Assets. The Company may invest in a variety of other real estate related investments, the principal features of which are summarized below.

         FHA and GNMA Project Loans. The Company intends to invest in loan participations and pools of loans insured under a variety of programs administered by the Department of Housing and Urban Development ("HUD"). These loans will be insured under the National Housing Act and will provide financing for the purchase, construction or substantial rehabilitation of multifamily housing, nursing homes and intermediate care facilities, elderly and handicapped housing, and hospitals.

         Similar to CMBS, investments in FHA and GNMA Project Loans will be collateralized by a more limited number of loans, with larger average principal balances, than RMBS, and will therefore be subject to greater performance variability. Loan participations are most often backed by a single FHA-insured loan. Pools of insured loans, while more diverse, still provide much less diversification than pools of single family loans.

         FHA insured loans will be reviewed on a case by case basis to identify and analyze risk factors which may materially impact investment performance. Property specific data such as debt service coverage ratios, loan-to-value ratios, HUD inspection reports, HUD financial statements and rental subsidies will be analyzed in determining the appropriateness of a loan for investment purposes. The Manager will also rely on the FHA insurance contracts and their anticipated impact on investment performance in evaluating and managing the investment risks. FHA insurance covers 99% of the principal balance of the underlying project loans. Additional GNMA credit enhancement may cover 100% of the principal balance.

         Pass-Through Certificates. The Company's investments in mortgage assets are expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of pass-through certificates issued by FNMA, FHLMC and GNMA, as well as privately issued adjustable-rate and fixed-rate mortgage pass-through certificates. The Pass-Through Certificates to be acquired by the Company will represent interests in mortgages that will be secured by liens on single-family (one-to-four units) residential properties, multifamily residential properties, and commercial properties. Pass-Through Certificates backed by adjustable-rate Mortgage Loans are subject to lifetime interest rate caps and to periodic interest rate caps that limit the amount an interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. In a period of increasing interest rates, the Company could experience a decrease in net income or incur losses because the interest rates on its borrowings could exceed the interest rates on adjustable-rate Pass-Through Certificates owned by the Company. The impact on net income of such interest rate changes will depend on the adjustment features of the mortgage assets owned by the Company, the maturity schedules of the Company's borrowings and related hedging.

         Privately Issued Pass-Through Certificates. Privately Issued Pass-Through Certificates are structured similar to the FNMA, FHLMC and GNMA pass-through certificates discussed below and are issued by originators of and investors in Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately Issued Pass-Through Certificates are usually backed by a pool of conventional Mortgage Loans and are generally structured with credit enhancement such as pool insurance or subordination. However, Privately Issued Pass-Through Certificates are typically not guaranteed by an entity having the credit status of FNMA, FHLMC or GNMA guaranteed obligations.

         FNMA Certificates. FNMA is a federally chartered and privately owned corporation. FNMA provides funds to the mortgage market primarily by purchasing Mortgage Loans on homes from local lenders, thereby replenishing their funds for additional lending.

         FNMA Certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. The original terms to maturity of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA adjustable-rate certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index, LIBOR and other indices. Interest rates paid on fully-indexed FNMA adjustable-rate certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FNMA adjustable-rate certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate of its adjustable-rate Mortgage Loan to a fixed rate. Adjustable-rate Mortgage Loans which are converted into fixed rate Mortgage Loans are repurchased by FNMA, or by the seller of such loans to FNMA, at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment.

         FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such Mortgage Loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

         FHLMC Certificates. FHLMC is a privately owned corporate instrumentality of the United States created pursuant to an Act of Congress. The principal activity of FHLMC currently consists of the purchase of conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed MBS.

         Each FHLMC Certificate issued to date has been issued in the form of a Pass-Through Certificate representing an undivided interest in a pool of Mortgage Loans purchased by FHLMC. The Mortgage Loans included in each pool are fully amortizing, conventional Mortgage Loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties.

         FHLMC guarantees to each holder of its certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

         GNMA Certificates. GNMA is a wholly owned corporate instrumentality of the United States within HUD. GNMA guarantees the timely payment of the principal of and interest on certificates that represent an interest in a pool of Mortgage Loans insured by the FHA and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. GNMA Certificates constitute general obligations of the United States backed by its full faith and credit.

         Collateralized Mortgage Obligations (CMOs). The Company may invest, from time to time, in adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other mortgage assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgages Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internal leverage formulas that may make the CMO class especially sensitive to interest rate or prepayment risk.

         CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. Privately-issued single-family, multi-family and commercial CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as senior-subordinated mortgage securities. In general, the Company intends to only acquire CMOs or multi-class Pass-Through certificates that represent beneficial ownership in grantor trusts holding Mortgage Loans, or regular interests and residual interests in REMICs, or that otherwise constitute REIT Real Estate Assets.

         Mortgage Derivatives. The Company may acquire Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives, as market conditions warrant. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event that prepayments on such Mortgage Loans occur more frequently than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportional amount of principal, i.e., POs, would be likely to increase in the event of rapid prepayments.

         Some IOs in which the Company may invest, such as Inverse IOs, bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specific index. The yield to maturity of an Inverse IO is extremely sensitive to changes in the related index. The Company also may invest in inverse floating rate Mortgage Derivatives which are similar in structure and risk to Inverse IOs, except they generally are issued with a greater stated principal amount than Inverse IOs.

         Other IOs in which the Company may invest, such as Sub IOs, have the characteristics of a Subordinated Interest. A Sub IO is entitled to no payments of principal; moreover, interest on a Sub IO often is withheld in a reserve fund or spread account to fund required payments of principal and interest on more senior tranches of mortgage securities. Once the balance in the spread account reaches a certain level, excess funds are paid to the holders of the Sub IO. These Sub IOs provide credit support to the senior classes and thus bear substantial credit risks. In addition, because a Sub IO receives only interest payments, its yield is extremely sensitive to the rate of prepayments (including prepayments as a result of defaults) on the underlying Mortgage Loans.

         IOs can be effective hedging devices because they generally increase in value as fixed-rate mortgage securities decrease in value. The Company also may invest in other types of derivatives currently available in the market and other Mortgage Derivatives that may be developed in the future if the Manager determines that such investments would be advantageous to the Company.

         Other. The Company may invest in fixed-income securities that are not mortgage assets, including securities issued by corporations or issued or guaranteed by U.S. or sovereign foreign entities, loan participations, emerging market debt, high yield debt and collateralized bond obligations.

Hedging Activities

         The Company may enter into hedging transactions to protect its investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, Mortgage Derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging mortgages and mortgage-related assets with these types of instruments.

         Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The Company will enter into these transactions only with counterparties with long term debt rated "A" or better by at least one nationally recognized statistical rating organization. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default, which may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. Although generally the Company will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

         The Company's hedging activities are intended to address both income and capital preservation. Income preservation refers to maintaining a stable spread between yields from mortgage assets and the Company's borrowing costs across a reasonable range of adverse interest rate environments. Capital preservation refers to maintaining a relatively steady level in the market value of the Company's capital across a reasonable range of adverse interest rate scenarios. However, no strategy can insulate the Company completely from changes in interest rates.

         The Company has not established specific policies as to the extent of the hedging transactions in which it will engage. The Company will not enter into these types of transactions for speculative purposes.

         At December 31, 1998, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company has agreed to exchange (pound)8,053,000 (pounds sterling) for $13,323,000 (U.S. dollars) on March 31, 1999. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $(21,000) at December 31, 1998, which was recognized as a reduction of net foreign currency gains.

         During 1998, the Company entered into an interest rate swap transaction that was, for accounting purposes, designated as being intended to modify the interest rate characteristics of certain of the Company's securities available for sale from fixed to variable rate. In connection with the sale of a portion of the Company's portfolio of securities available for sale, the swap transaction, which had a notional amount of $100,000,000, was terminated later in the year at a loss of $(3,804,000). The Company monitored the swap to ensure that it remained effective through the date of its termination. The portion of the loss associated with securities available for sale sold by the Company during 1998, $(2,771,000), is included in the loss on sale of securities available for sale in the statement of operations and comprehensive income (loss). The remaining portion of the loss, $(1,033,000), which is associated with certain of the Company's remaining securities available for sale, was added to the cost basis of such securities and is being amortized as a yield adjustment over the previously scheduled term of the swap transaction, which was ten years.

Financing and Leverage

         To date, the Company has financed its assets with the net proceeds of the initial public offering and through short-term borrowings under repurchase agreements and the line of credit discussed below. In the future, operations may be financed by future offerings of equity securities and borrowings, and the Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that gives the Manager extensive discretion as to the amount of leverage to be employed, depending on the Manager's assessment of acceptable risk and consistent with the nature of the assets then held by the Company, subject to periodic review by the Company's Board of Directors. At December 31, 1998, the Company's debt-to-equity ratio for at-risk assets was approximately 2.0 to 1 and the Company anticipates that it will maintain debt-to-equity ratios for at-risk assets of between 1.5 to 1 and 3.0 to 1 in the foreseeable future, although this ratio may be higher or lower from time to time. The Company considers its at-risk assets to be its core strategy operating portfolio and its non-core strategy liquidity portfolio. The Company's indebtedness policy may be changed by the Board of Directors in the future.

         During 1998, the Company entered into a Master Assignment Agreement, as amended, and related Note, which provide financing for the Company's investments. The agreement, which is with Merrill Lynch Mortgage Capital Inc., permits the Company to borrow up to $400,000,000 and terminates August 20, 1999. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate.

         The Company is subject to various covenants in its line of credit, including maintaining a minimum GAAP net worth of $140,000,000 and a debt-to-equity ratio not to exceed 6.0 to 1, as well as a covenant that after September 30, 1998 the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At December 31, 1998, the Company was in compliance with all such covenants.

         The Company's reverse repurchase agreements are collateralized by most of the Company's securities available for sale and securities held for trading (other than those pledged to secure borrowings under the line of credit) and bear interest at rates that have historically moved in close relationship to LIBOR.

         Certain information with respect to the Company's short-term borrowings at December 31, 1998 is summarized as follows (dollars in thousands):



                                                                                 Reverse           Total
                                                             Line of Credit     Repurchase        Short-Term
                                                                                Agreements        Borrowings
                                                             -------------------------------------------------
      Outstanding borrowings                                       $65,921          $420,143          $486,064
      Weighted average borrowing rate                                6.98%             5.57%             5.76%
      Weighted average remaining maturity                         232 days           15 days           45 days
      Estimated fair value of assets pledged                       $98,331          $462,787          $561,117



         At December 31, 1998, $23,014,000 of borrowings outstanding under the line of credit were denominated in pounds sterling.

         At December 31, 1998, the Company's short-term borrowings had the following remaining maturities (dollars in thousands):


                                                                   Reverse            Total
                                              Line of Credit      Repurchase       Short-Term
                                                                  Agreements       Borrowings
                                              ----------------- ---------------- -----------------
                  Within 30 days                      $   -         $407,769          $407,769
                  31 to 59 days                           -                -                 -
                  Over 59 days                       65,921           12,374            78,295
                                              ====================================================
                                                    $65,921         $420,143          $486,064
                                              ====================================================



         Under the line of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

Operating Policies

         The Company has adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company meets the requirements for qualification as a REIT and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a REIT Real Estate Asset under the REIT Provisions of the Code. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act of 1940, as amended (the "Investment Company Act").

         The Company's unaffiliated directors review all transactions of the Company on a quarterly basis to ensure compliance with the operating policies and to ratify all transactions with PNC Bank and its affiliates, except that the purchase of securities from PNC and its affiliates require prior approval. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith and other matters relating to the Company's investments.

         In order to maintain the Company's REIT status, the Company generally intends to distribute to stockholders aggregate dividends equaling at least 95% of its taxable income each year.

Regulation

         The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated CMBS only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

Competition

         The Company's net income depends, in large part, on the Company's ability to acquire mortgage assets at favorable spreads over the Company's borrowing costs. In acquiring mortgage assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase by the Company. Many of the Company's anticipated competitors are significantly larger than the Company, have access to greater capital and other resources and may have other advantages over the Company. In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Company's common stock.

Employees

         The Company does not have any employees other than officers, each of whom are full-time employees of the Manager, whose duties include performing administrative activities for the Company.

Management Agreement

         The Company is managed pursuant to a Management Agreement, dated March 27, 1998, between the Company and the Manager, pursuant to which, the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager primarily engages in three activities: (i) acquiring and originating Mortgage Loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; and
(iii) capital management, structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

         The Company may terminate, or decline to renew the term of, the Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the unaffiliated directors. Although no termination fee is payable in connection with a termination for cause, in connection with a termination without cause, the Company must pay the Manager a termination fee, which could be substantial. The amount of the termination fee will be determined by independent appraisal of the value of the Management Agreement for the next four years. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by the Company and the Manager.

         In addition, the Company has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period.

Taxation of the Company

         The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1998, and the Company intends to continue to operate in a manner consistent with the REIT Provisions of the Code. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

         Provided the Company qualifies for taxation as a REIT, it generally will not be subject to Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from an investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income would be subject to Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it will be subject to Federal income and excise taxes on its undistributed income.

         If in any taxable year the Company fails to qualify as a REIT and, as a result, incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designated to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the Company's REIT election.

         The Company and its stockholders may be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Company's Federal income tax treatment.


ITEM 2.  PROPERTIES

         The Company does not maintain an office. It utilizes the offices of the Manager, located at 345 Park Avenue, New York, New York 10154.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AHR." The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's securities as were traded during these respective time periods.


1998                                     High          Low      Last Sale
----                                     -----         ---      ---------

First Quarter*......................    15 1/4          15           15
Second Quarter......................    15 1/2          13 3/8       13 7/8
Third Quarter.......................    13 15/16         8 1/4        8 1/2
Fourth Quarter......................     8 3/8           3 5/8        7 13/16

1999

First Quarter (through March 29)....     7 15/16         6 1/4        6 7/8

--------------

*  From March 24 to March 31.

         On March 29, 1999, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $6.875. As of March 29, 1999, there were approximately 82 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the period March 24, 1998 (commencement of operations) through December 31, 1998 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                                       For the Period
                                                   March 24, 1998 Through
(In thousands, except per share data)                 December 31, 1998
----------------------------------------------------------------------------

Interest income                                             $46,055
Expenses                                                    $29,004
Other gains (losses)                                      $(18,440)
Net loss                                                   $(1,389)
Net loss per share:
    Basic                                                   $(0.07)
    Diluted                                                 $(0.07)
Dividends declared per common share                           $0.92
Total assets                                               $956,395
Total liabilities                                          $774,666
Total stockholders' equity                                 $181,729


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 1998, the Company received $296.9 million of net proceeds from the initial public offering of 20,000,000 shares and the private placement of 1,365,198 shares of its common stock, which the Company used to acquire its initial portfolio of investments. The Company commenced operations on March 24, 1998.

The following discussion should be read in conjunction with the financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data". Dollar amounts are expressed in thousands, other than per share amounts.

Market Conditions: Market conditions were highly variable and unpredictable during 1998. The Company's first full quarter of operations ending in June 1998 was a period of relative calm in the financial markets. Interest rates and credit spreads remained relatively stable during that period, and the outlook for the global economy appeared strong, with some uncertainty about economic conditions in the Far East. During that period, the Company faced increasing competition from finance companies, brokerage firms and other REITs in its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate or commercial real estate mortgages. Nevertheless, the Company was able to acquire approximately $211,000 in subordinated commercial mortgage-backed securities ("CMBS") and $832,000 in non-core liquid securities by the end of its first full quarter of operations.

Spurred by Russia's technical default on its debt in August 1998 and deterioration in the economic situation in the Far East, market conditions during the third quarter of 1998 worsened and investor concerns over creditworthiness became paramount. Credit spreads widened dramatically and yields on U.S. Treasury securities fell, as investors sold off holdings of credit-sensitive securities in favor of Treasuries. These factors combined to cause a significant decline in the market value of the Company's investment portfolio. The Company's holdings of subordinated CMBS were particularly affected, inasmuch as they represent the first classes in a securitization transaction to be affected by credit losses. The unrealized gain (loss) on the Company's holdings of subordinated CMBS declined from $3,012 at June 30, 1998 to $(39,543) at September 30, 1998.

The fourth quarter of 1998 saw continued spread widening in the credit sensitive sectors of the debt markets and reduced liquidity in the financing markets. As traditional sources of real estate funding sought to protect their liquidity, financing for new real estate construction was curtailed significantly. In October 1998, in response to market upheaval and volatility, the Company sold approximately $663,000 of its holdings of non-core liquid securities in order to reduce its leverage and enhance its liquidity position, resulting in a realized loss of approximately $18,300 after termination of the related hedges.

By late November and during the month of December 1998, market conditions had stabilized considerably but credit spreads remained at or near historically wide levels. Mixed signals pervaded the U.S. economic outlook, but there was consistent evidence of a trend toward slower growth. As a result of market conditions, the value of the Company's investment portfolio continued to decline during the fourth quarter. The unrealized loss on the Company's holdings of subordinated CMBS increased from $(39,543) at September 30, 1998 to $(79,137) at December 31, 1998. However,
real estate credit fundamentals remained solid and the Company believes there has been no discernible change in the credit quality of its portfolio.

The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. The Company's investments bear interest at fixed rates determined by reference to the yields of medium- or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. The Company's borrowings bear interest at rates that have historically moved in close relationship to the London Interbank Offered Rate (LIBOR). To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected.

From March 24, 1998, the date the Company commenced operations, to December 31, 1998, one-month LIBOR declined from 5.69% to 5.06% and the yield on ten-year U.S. Treasury notes declined from 5.57% to 4.66%. The decline in LIBOR during the period had a beneficial impact on the Company's financing costs. The decline in the ten-year U.S. Treasury yield, a change that would normally increase the value of the Company's portfolio of fixed income securities, was more than offset by a significant widening of credit spreads during the period, causing the value of the Company's portfolio to decline.

During the first quarter of 1999, the ten-year U.S. Treasury yield increased from its December 31, 1998 level. The Company expects that this increase in interest rates will cause the value of the Company's portfolio at March 31, 1999 to be less than its value at December 31, 1998.

Recent Events: On March 17, 1999, the Company declared distributions to its stockholders of $0.29 per share, payable on April 15, 1999 to stockholders of record on March 31, 1999. The Company also set May 17, 1999 as the date for its annual stockholders meeting and March 31, 1999 as the record date for stockholders that will be eligible to participate and vote at the stockholders meeting.

During the first quarter of 1999, the Company applied a portion of its cash on hand to fund approximately $4,400 of its commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage (see Note 11 to the accompanying financial statements). The Company intends to fund the remaining portion of the commitment through a combination of existing cash on hand, new equity, additional borrowings and/or syndication of a portion of the commitment.

During the first quarter of 1999, the Company issued 1,008,538 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received total proceeds of $6,726, which were used for general corporate purposes.

On March 17, 1999, the Company's Board of Directors approved the grant of options to purchase 270,000 shares of the Company's common stock to certain officers and employees of the Company pursuant to the Company's 1998 Stock Option Plan. The exercise price of these options is the greater of the Company's GAAP net asset value per share or the closing price of the Company's common stock on March 31, 1999.

Funds From Operations (FFO): Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, certain amortization expenses and gains or losses from debt restructuring and sales of property. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

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

The Company's FFO for the period March 24, 1998 through December 31, 1998 was $(1,389), which was the same as its reported GAAP net loss for the period. The Company reported cash flows used in operating activities of $141,801, cash flows used in investing activities of $611,175 and cash flows provided by financing activities of $753,863 in its statement of cash flows for the period March 24, 1998 through December 31, 1998.

Results of Operations

Net loss for the period March 24, 1998 through December 31, 1998 was $(1,389), or $(0.07) per share (basic and diluted).

Interest Income: The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the period.



                                                         For the Period March 24, 1998
                                                           Through December 31, 1998
                                        -----------------------------------------------------------------
                                              Interest              Average              Annualized
                                               Income               Balance                Yield
                                        -----------------------------------------------------------------
                                        -----------------------------------------------------------------
Securities available for sale                 $ 42,576              $749,396                  7.33%
Commercial mortgage loan                         1,432                16,548                  11.16
Securities held for trading                      1,368                46,669                   3.78
Cash and cash equivalents                          679                15,552                   5.63
                                        =================================================================
Total                                         $ 46,055              $828,165                  7.17%
                                        =================================================================


Interest income on securities held for trading includes interest earned on deposits with brokers as collateral for securities sold short. The Company sold a substantial portion of its portfolio of securities available for sale during the fourth quarter of 1998 and, as a result, the amount of the Company's interest income for future periods may be significantly less than the amounts reported above.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from short-term borrowings (including the net amount paid under the Company's interest rate swap agreement allocated pro rata to each category of short-term borrowings) and securities sold short, and the resultant average yields. Information is based on daily average balances during the period.


                                                   For the Period March 24, 1998
                                                     Through December 31, 1998
                                   ----------------------------------------------------------------
                                        Interest              Average              Annualized
                                        Expense               Balance                Yield
                                   ----------------------------------------------------------------
Reverse repurchase agreements            $21,932              $482,409                  5.86%
Line of credit borrowings                  1,545                26,772                   7.44
Securities sold short                      1,288                33,320                   4.99
                                   ----------------------------------------------------------------
Total                                    $24,765              $542,501                  5.89%
                                   ================================================================

The Company repaid a substantial portion of its borrowings under reverse repurchase agreements during the fourth quarter of 1998 and, as a result, the amount of the Company's interest expense for future periods may be significantly less than the amounts reported above.

Net Interest Margin from Operating Portfolio: The Company considers its operating portfolio to consist of its securities available for sale, its commercial mortgage loan and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity. The Company considers its short-term trading strategies to be distinct from its operating portfolio. Net interest margin from the operating portfolio is annualized net interest income from the portfolio divided by the average daily balance of interest-earning assets in the portfolio. Net interest income from the operating portfolio is total interest income from the portfolio less interest expense (including the net amount payable under the interest rate swap agreement) relating to short-term borrowings secured by investments in the operating portfolio. For the period March 24, 1998 to December 31, 1998, total interest income from the operating portfolio was $44,687 and total related interest expense was $20,734, resulting in net interest income of $23,953 and net interest margin of 3.95% from the operating portfolio for the period.

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $3,474 for the period March 24, 1998 through December 31, 1998 were comprised solely of the base management fee paid to the Manager for the period (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such period. Other expenses of $765 for the period March 24, 1998 through December 31, 1998 were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums and other miscellaneous expenses.

Other Gains (Losses): The loss on sale of securities available for sale of $(18,262) for the period March 24, 1998 to December 31, 1998 consisted of a loss of $(15,491) on the sale of securities available for sale and $(2,771) of associated termination costs on an interest rate swap transaction. The loss on securities held for trading of $(231) for the period March 24, 1998 to December 31, 1998 consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell agency RMBS, and financial futures contracts. The foreign currency gain of $53 for the period March 24, 1998 through December 31, 1998 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling.

Distributions Declared: On June 15, 1998, the Company declared distributions to its stockholders totaling $5,769 or $0.27 per share. These distributions were paid on July 15, 1998 to stockholders of record on June 30, 1998. On September 2, 1998, the Company declared distributions to its stockholders totaling $7,195 or $0.36 per share. These distributions were paid on October 15, 1998 to stockholders of record on September 30, 1998. Distributions paid in 1998 represented approximately 89% of the Company's undistributed tax basis net income for the period March 24, 1998 through December 31, 1998. On December 10, 1998, the Company declared distributions to its stockholders totaling $5,796 or $0.29 per share. These distributions were paid on January 15, 1999 to stockholders of record on January 7, 1999. On March 17, 1999, the Company declared distributions to its stockholders of $0.29 per share, payable on April 15, 1999 to stockholders of record on March 31, 1999. For Federal income tax purposes, the distributions paid on July 15, 1998 and October 15, 1998 are expected to be taxable as ordinary income to the Company's stockholders in 1998 and the distributions paid on January 15, 1999 and payable on April 15, 1999 are expected to be taxable as ordinary income to the Company's stockholders in 1999.

Tax Basis Net Income and GAAP Net Loss: Net income as calculated for tax purposes (tax basis net income) was $14,518, or $0.70 per share (basic and diluted), for the period March 24, 1998 through December 31, 1998, compared to a net loss as calculated in accordance with generally accepted accounting principles (GAAP) of $(1,389), or $(0.07) per share (basic and diluted), for the period March 24, 1998 through December 31, 1998. Differences between tax basis net income and GAAP net loss arise for various reasons. For example, realized net losses on securities available for sale, which are included in income for GAAP purposes, are not deductible from tax basis income, but are carried forward as tax basis capital losses that are available to offset future tax basis capital gains. In computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Unrealized net gains on securities available for trading, which are included in income for GAAP purposes, are included in tax basis income only when realized. In addition, loan commitment fees are recognized over the life of the related loan for GAAP purposes but are included in tax basis income upon receipt. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

A reconciliation of GAAP net loss to tax basis net income is as follows:


                                                      For the Period March
                                                            24, 1998
                                                            Through
                                                       December 31, 1998
                                                      -----------------------
GAAP net loss                                                $(1,389)
Net losses on securities available for sale                    14,459
Subordinate CMBS income differentials                           1,230
General and administrative expense differences                    408
Unrealized net gains on securities held for trading             (312)
Income from loan commitment fees                                  175
Other                                                            (53)
                                                      =======================
Tax basis net income                                          $14,518
                                                      =======================

Changes in Financial Condition

Securities Available for Sale: At December 31, 1998, an aggregate of $79,137 in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The Company's securities available for sale, which are carried at estimated fair value, included the following at December 31, 1998:



                                                                   Estimated
                                                                     Fair
                     Security Description                            Value         Percentage
------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
Non-investment grade rated subordinated securities                  $248,734           53.5%
Non-rated subordinated securities                                     24,284            5.2
                                                                --------------------------------
     Total CMBS                                                      273,018           58.7
                                                                --------------------------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                     17,999            3.9
Agency fixed rate securities                                          13,023            2.8
Privately issued investment grade rated fixed rate
securities                                                           157,753          33.9
                                                                --------------------------------
     Total RMBS                                                      188,775           40.6
                                                                --------------------------------
Agency insured project loan                                            3,275            0.7
                                                                ================================
     Total securities available for sale                            $465,068          100.0%
                                                                ================================



During 1998, the Company sold a substantial portion of its securities available for sale for total proceeds of $736,744, resulting in a realized loss of $(15,491). Substantially all of the sales occurred during the fourth quarter of 1998 as part of the Company's efforts to reduce its leverage and enhance its liquidity in response to reduced liquidity in the financing markets and spread widening in the credit-sensitive sectors of the debt markets. The proceeds from these sales were applied primarily to reduce amounts borrowed under the Company's reverse repurchase agreements and to increase its cash position.

Short-Term Borrowings: To date, the Company's debt has consisted of line of credit borrowings and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loan. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

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

The following table sets forth information regarding the Company's short-term borrowings.



                                                 For the Period March 24, 1998
                                                   Through December 31, 1998
                                -----------------------------------------------------------------
                                      Average               Maximum               Range of
                                      Balance               Balance              Maturities
                                -----------------------------------------------------------------
Reverse repurchase agreements         $482,409              $841,617           1 to 180 days
Line of credit borrowings               26,772                79,309          241 to 360 days
                                -----------------------------------------------------------------
Total                                 $509,181              $920,926           1 to 360 days
                                =================================================================



The Company repaid a substantial portion of its borrowings under reverse repurchase agreements during the fourth quarter of 1998.

Hedging Instruments: The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,053 (pounds sterling) for $13,323 (U.S. dollars) on March 31, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At December 31, 1998, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was a liability of $(21) at December 31, 1998, which was recognized as a reduction of net foreign currency gains.

During 1998, the Company entered into an interest rate swap transaction that was, for accounting purposes, designated as being intended to modify the interest rate characteristics of certain of the Company's securities available for sale from fixed to variable rate. In connection with the sale of a portion of the Company's portfolio of securities available for sale, the swap transaction, which had a notional amount of $100,000, was terminated later in the year at a loss of $(3,804). The Company monitored the swap to ensure that it remained effective through the date of its termination. The portion of the loss associated with securities available for sale sold by the Company during 1998, $(2,771), is included in the loss on sale of securities available for sale in the statement of operations and comprehensive income (loss). The remaining portion of the loss, $(1,033), which is associated with certain of the Company's remaining securities available for sale, was added to the cost basis of such securities and is being amortized as a yield adjustment over the previously scheduled term of the swap transaction, which was ten years.

Capital Resources and Liquidity: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of short-term borrowings, principal and interest payments on and maturities of securities available for sale, securities held for trading and the commercial mortgage loan, and proceeds from sales thereof.

The Company's operating activities used cash flows of $141,801 during the period March 24, 1998 through December 31, 1998. During the foregoing period, cash flows from operating activities were used primarily to purchase securities held for trading.

The Company's investing activities used cash flows totaling $611,175 during the period March 24, 1998 through December 31, 1998. During the foregoing period, cash was used in investing activities primarily to purchase investments.

The Company's financing activities provided $753,863 during the period March 24, 1998 through December 31, 1998 and consisted primarily of net short-term borrowings and net proceeds from the issuance of 21,365,198 shares of common stock.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient coupon income in cash from its portfolio to fund distributions to stockholders as necessary to maintain its REIT status.

The Company is subject to various covenants in its existing line of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 6 to 1, as well as a covenant that after September 30, 1998 the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At December 31, 1998, the Company was in compliance with all such covenants.

The Company is currently negotiating additional financing facilities to increase financing flexibility and provide capital to fund future growth. There is no assurance that such negotiations will be concluded successfully.

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Current conditions in the capital markets for REITs such as the Company have made permanent financing transactions difficult and more expensive than at the time of the Company's initial public offering. Consequently, there can be no assurance that the Company will be able to effectively fund future growth. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

REIT Status: The Company intends to elect to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates on net income or capital gains not distributed.

Investment Company Act: The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated interests in commercial mortgage-backed securities ("subordinated CMBS") only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

Year 2000 Readiness Disclosure: The Company is currently in the process of evaluating its information technology infrastructure and other systems for Year 2000 compliance. Substantially all of the Company's infrastructure and systems are supplied by the Manager. The Manager has advised the Company that it is currently evaluating whether such systems are Year 2000 compliant. The Manager has advised the Company that it has established a plan for minimizing the risks posed by the Year 2000 problem. For its internal systems, the Manager established a plan to test systems for Year 2000 compliance, remediate such systems where necessary, and validate its remediation efforts to confirm Year 2000 compliance. With respect to products and services provided by third parties, the Manager established a plan to learn from the third parties whether their products and services are Year 2000 compliant and upgrade to Year 2000 compliant products and services where necessary. In addition, the Manager will develop contingency plans for all mission critical systems. Finally, the Manager and the Company will participate in industry-wide Year 2000 testing of its systems where available and appropriate.

The Manager has advised the Company that, as of December 31, 1998, it has completed the testing, remediation and validation of its internal systems for Year 2000 compliance. The Manager has advised the Company that it has communicated with substantially all of the Manager's and the Company's suppliers of products and services to determine their Year 2000 compliance status and the extent to which the Manager or the Company could be affected by any supplier's Year 2000 compliance issues. The Manager has received responses from substantially all such suppliers with respect to their Year 2000 compliance. Some suppliers have indicated that an upgrade of their products or services will be necessary in order to make such products or services Year 2000 compliant. The Manager expects to complete such upgrades for critical third party software by June 30, 1999 and for the remaining third party software by September 30, 1999. Despite assurances from such suppliers, however, there can be no assurance that the products and services of such suppliers, who are beyond the Company's control, will be Year 2000 compliant. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

The Manager has advised the Company that it expects to incur costs of up to $500 to complete the evaluation and modification of its systems as may be necessary to achieve Year 2000 compliance. The Company may be required to bear a portion of the costs incurred by the Manager in this regard. Approximately $250 has been expended by the Manager as of December 31, 1998. There can be no assurance that the costs will not exceed the amount referred to above.

The Manager has advised the Company that it is in the process of preparing a contingency plan for the possible Year 2000 failure of its mission critical systems or suppliers. The Manager expects to complete the contingency plan by March 31, 1999 and to implement the contingency plan over the course of several months in mid-1999. In addition to the contingency plan, the Manager has informed the Company that it intends to develop a plan for checking its critical systems during the first two days of the year 2000 to determine whether such systems will continue to operate on Monday, January 3, 2000 when business resumes. There can be no assurance that such a plan or the Manager's contingency plan will be successful in preventing a disruption of the Company's operations.

The Manager has advised the Company that it does not anticipate any material disruption in the operations of the Company as a result of any failure by the Manager to achieve Year 2000 compliance. There can be no assurance, however, that the Company will not experience a disruption in operations caused by Year 2000 problems.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk: Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held for trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a market spread to U.S. LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rate and credit spread scenarios. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease 300 basis points and the assumption that the yield curves of the rate shocks will be parallel to each other. Net interest income in this set of scenarios is calculated using the assumption that the U.S. LIBOR curve remains constant.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease by 200 basis points and the assumption that the yield curve of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of December 31, 1998. Actual results could differ significantly from these estimates.

         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

                   Change in              Projected Change in
             Treasury Yield Curve,             Portfolio
                +/- Basis Points            Net Market Value
         ------------------------------------------------------
                      -300                        39.2%
                      -200                        24.6%
                      -100                        11.7%
                    Base Case                       0
                      +100                       (10.5)%
                      +200                       (20.0)%
                      +300                       (28.6)%


         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

                  Change in              Projected Change in
               Credit Spreads,                Portfolio
              +/- Basis Points             Net Market Value
        ------------------------------------------------------
                    -300                        39.0%
                    -200                        24.4%
                    -100                        11.5%
                  Base Case                       0
                    +100                       (10.3)%
                    +200                       (19.5)%
                    +300                       (27.7)%


        Projected Percentage Change In Portfolio Net Interest Income
                           Given LIBOR Movements

                                                   Projected Change in
                        Change in LIBOR,                Portfolio
                        +/- Basis Points           Net Interest Income
                 --------------------------------------------------------
                              -200                        10.1%
                              -100                        5.2%
                           Base Case                        0
                              +100                       (6.3)%
                              +200                       (13.0)%

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the repricing and or maturing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid as there is a very stable market for the financing of these securities.

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of December 31, 1998, the Company's duration on equity was approximately 11 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 11%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility. Other methods for evaluating interest rate risk, such as interest rate sensitivity "gap" (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period), are used but are considered of lesser significance in the daily management of the Company's portfolio. The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The majority of the Company's liabilities are borrowings under its line of credit or reverse repurchase agreements that bear interest at variable rates that reset monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short-term interest rates will tend to increase the Company's net interest income while a period of rising short-term interest rates will tend to reduce the Company's net interest income. Management considers this relationship when reviewing the Company's hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company's net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.

The Company currently has positions in forward currency exchange contracts to hedge currency exposure in connection with its commercial mortgage loan denominated in pounds sterling. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual U.S. dollar net cash inflows from the commercial mortgage loan will be adversely affected by changes in exchange rates. The Company's current strategy is to roll these contracts from time to time to hedge the expected cash flows from the loan. Fluctuations in foreign exchange rates are not expected to have a material impact on the Company's net portfolio value or net interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE

Independent Auditors' Report............................................39

Financial Statements:

   Statement of Financial Condition at December 31, 1998................40

   Statement of Operations and Comprehensive Income (Loss)
   For the Period March 24, 1998 (Commencement of Operations)
   Through December 31, 1998 ...........................................41

   Statement of Changes in Stockholders' Equity
   For the Period March 24, 1998 (Commencement of Operations)
   Through December 31, 1998 ...........................................42

   Statement of Cash Flows
   For the Period March 24, 1998 (Commencement of Operations)
   Through December 31, 1998 ...........................................43

   Notes to Financial Statements........................................44


All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying statement of financial condition of Anthracite Capital, Inc. (the "Company") at December 31, 1998, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and of cash flows for the period March 24, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. at December 31, 1998 and the results of its operations and its cash flows for the period March 24, 1998 (commencement of operations) through December 31, 1998 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

New York, New York
March 17, 1999



Anthracite Capital, Inc.
Statement of Financial Condition
December 31, 1998
(in thousands, except per share amounts)
-----------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                                                    $ 1,087
Restricted cash equivalents                                                                                    3,243
Deposits with brokers as collateral for securities sold short                                                276,617
Securities available for sale, at fair value:
     Subordinated commercial mortgage-backed securities (CMBS)                            $ 273,018
     Other securities                                                                       192,050
Total securities available for sale                                                                          465,068
Securities held for trading, at fair value                                                                   166,835
Commercial mortgage loan, net                                                                                 35,581
Other assets                                                                                                   7,964
     Total Assets                                                                                           $956,395

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings:
     Secured by pledge of subordinated CMBS                                               $ 160,924
     Secured by pledge of other securities available for sale
         and cash equivalents                                                               168,963
     Secured by pledge of securities held for trading                                       133,163
     Secured by pledge of commercial mortgage loan                                           23,014
Total short-term borrowings                                                                                $ 486,064
Securities sold short, at fair value                                                                         275,085
Distributions payable                                                                                          5,796
Other liabilities                                                                                              7,721
     Total Liabilities                                                                                       774,666

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 100,000 shares
  authorized; no shares issued                                                                                     -
Common stock, par value $0.001 per share; 400,000 shares
  authorized; 21,365                                                                                              21
shares issued; 19,985 shares outstanding
Additional paid-in capital                                                                                   296,836
Net loss and distributions                                                                                   (20,148)
Accumulated other comprehensive income (loss)                                                                (79,137)
Treasury stock, at cost (1,380 shares)                                                                       (15,843)
     Total Stockholders' Equity                                                                              181,729
Total Liabilities and Stockholders' Equity                                                                  $956,395

The accompanying notes are an integral part of these financial statements.




           Anthracite Capital, Inc.
           Statement of Operations and Comprehensive Income (Loss)
           For the Period March 24, 1998 (Commencement of Operations) Through December 31, 1998
           (in thousands, except per share amounts)
----------------------------------------------------------------------------


      Interest Income:

           Securities available for sale                          $ 42,576

           Commercial mortgage loan                                  1,432

           Securities held for trading                               1,368

           Cash and cash equivalents                                   679

               Total interest income                                46,055

      Expenses:

           Interest                                                 24,765

           Management fee                                            3,474

           Other                                                       765

               Total expenses                                       29,004

      Other Gains (Losses):

           Loss on sale of securities available for sale           (18,262)

           Loss on securities held for trading                        (231)

           Foreign currency gain                                        53

               Total other gains (losses)                          (18,440)

      Net Loss                                                      (1,389)


      Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale:
        Unrealized holding loss arising during period              (97,399)
        Add: reclassification adjustment for realized losses        18,262
             included in net loss
      Other comprehensive loss                                     (79,137)

      Comprehensive Loss                                          $(80,526)

      Net loss per share:

            Basic                                                  $(0.07)

            Diluted                                                 (0.07)

      Weighted average number of shares outstanding:

            Basic                                                   20,658

            Diluted                                                 20,658

The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Statement of Changes in Stockholders' Equity
For the Period March 24, 1998 (Commencement of Operations)
Through December 31, 1998 (in thousands)
-------------------------------------------------------------------------


                                                                                      Accumulated
                                         Common      Additional       Net Loss             Other          Treasury    Total
                                          Stock,     Paid-In            and            Comprehensive       Stock,   Stockholders'
                                        Par Value    Capital        Distributions     Income (Loss)       At Cost      Equity
                                       -------------------------------------------------------------------------------------------

Balance at March 24, 1998                 $            $      200          -               -                -         $    200

Issuance of common stock                        21        296,867          -               -                -          296,888

Net loss                                         -              -     $(1,389)             -                -           (1,389)

Change in net unrealized gain (loss)
on securities available for sale,
net of reclassification adjustment               -              -           -          $(79,137)            -          (79,137)
Distributions declared                           -              -     (18,759)             -                -          (18,759)

Cost of Dividend Reinvestment and

Stock Purchase Plan offering                     -           (30)          -               -                -             (30)

Redemption of common stock                       -          (201)          -               -                -            (201)

Repurchase of treasury stock                     -             -           -               -           $(15,843)      (15,843)
                                       ==========================================================================================
Balance at December 31, 1998             $     21       $296,836     $(20,148)       $(79,137)         $(15,843      $181,729
                                       ==========================================================================================



The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Statement of Cash Flows
For the Period March 24, 1998 (Commencement of Operations)
Through December 31, 1998
(in thousands)

-------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                     $  (1,389)
Adjustments to reconcile net income to net cash provided by operating activities:

              Purchase of securities held for trading                             (2,170,887)

              Proceeds from sales of securities held for trading                   2,005,402

              Noncash portion of gain on securities held for trading                    (662)

              Net loss on securities held for trading                                    231

              Net loss on sale of securities available for sale                       18,262

              Premium amortization (discount accretion), net                          7,914

              Noncash portion of net foreign currency gain                             (429)

              Increase in other assets                                               (7,964)

              Increase in other liabilities                                           7,721
                                                                               -------------

Net cash used in operating activities                                              (141,801)
                                                                               --------------

Cash flows from investing activities:

     Purchase of securities available for sale                                    (1,386,724)

     Purchase of commercial mortgage loan                                            (35,131)

     Purchase of restricted cash equivalents                                          (3,242)

     Principal payments received on securities available for sale                     80,982

     Proceeds from sales of securities available for sale                            736,744

     Termination payment on interest rate swap                                        (3,804)
                                                                               --------------

Net cash used in investing activities                                              (611,175)
                                                                               --------------

Cash flows from financing activities:

     Increase in net short-term borrowings                                          486,064

     Proceeds from issuance of common stock, net of offering costs                  296,836

     Distributions on common stock                                                 (12,963)

     Purchase of treasury stock                                                    (15,843)

     Other common stock transactions                                                  (231)
                                                                               --------------
                                                                                   753,863
Net cash provided by financing activities
                                                                               --------------

Net increase in cash and cash equivalents                                              887

Cash and cash equivalents, beginning of period                                         200
                                                                               =============

Cash and cash equivalents, end of period                                          $  1,087
                                                                               ==============

Supplemental disclosure of cash flow information:
     Interest paid                                                                $  21,354
                                                                               ==============

Noncash financing activities:
     Net change in unrealized gain on securities available for sale               $ (79,137)
                                                                               ==============

     Distributions declared, not yet paid                                         $   5,796
                                                                               ==============
The accompanying notes are an integral part of these financial statements.



   Anthracite Capital, Inc.
   Notes to Financial Statements
   (Dollars in thousands, except per share amounts)


   Note 1     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Anthracite Capital, Inc. (the "Company") was incorporated in Maryland in November, 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

   In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's mortgage-backed securities and certain other investments.

   A summary of the Company's significant accounting policies follows:

   Cash and Cash Equivalents

   All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

   Restricted Cash Equivalents

   At December 31, 1998, $3,243 of the Company's cash equivalents was pledged to secure its short-term borrowings and was classified as restricted cash equivalents on the statement of financial condition.

   Securities Available for Sale

   The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available for sale because the Company may dispose of them prior to maturity. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in income on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable, and credit losses. Actual prepayment and credit loss experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

   Securities Held for Trading

   The Company has designated certain securities as assets held for trading because the Company intends to hold them for short periods of time. Securities held for trading are carried at estimated fair value with net unrealized gains or losses included in income.

   Commercial Mortgage Loan

   The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing commercial mortgage loans have been deferred and the net amount is added to the basis of the loans on the statement of financial condition. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

   Short Sales

   As part of its short-term trading strategies (see Note 3), the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held for trading in the statement of operations and comprehensive income (loss).

   The Company is exposed to credit loss in the event of nonperformance by any broker that holds a deposit as collateral for securities borrowed. However, the Company does not anticipate nonperformance by any broker.

   Forward Commitments

   As part of its short-term trading strategies (see Note 3), the Company may enter into forward commitments to purchase or sell U.S. Treasury or agency securities, which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the statement of operations and comprehensive income (loss).

   The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

   Hedging Instruments

   As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

   Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at December 31, 1998.

   Revenues and expenses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss. During the term of the forward currency exchange contracts, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the statement of operations and comprehensive income (loss).

   The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company's hedging instruments. However, the Company does not anticipate nonperformance by any counterparty.

   Foreign Currencies

   Assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the date of the statement of financial condition. Revenues, costs, and expenses denominated in foreign currencies are translated at average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from this process are recognized in the statement of operations and comprehensive income (loss).

   Net Loss Per Share

   Net loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. For the period March 24, 1998 to December 31, 1998, all outstanding stock options were antidilutive.

   Income Taxes

   The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

   Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on securities available for sale, by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the stockholders' equity section of the statement of financial condition. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available for sale are classified as accumulated other comprehensive income (loss) in stockholders' equity and current period unrealized gains and losses are included as a component of comprehensive income (loss).

   Recent Accounting Pronouncements

   During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

   The Company is required to implement SFAS 133 by January 1, 2000. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

   During 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, as defined, including organization costs, be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

   Note 2     SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at December 31, 1998 are summarized as follows:


                                                                                  Gross           Gross           Estimated
                                                                 Amortized      Unrealized      Unrealized          Fair
                      Security Description                         Cost            Gain            Loss            Value
   -------------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   Non-investment grade rated subordinated securities               $314,209                      $ (65,475)        $248,734
   Non-rated subordinated securities                                  38,200                        (13,916)          24,284
                                                               --------------------------------------------------------------
        Total CMBS                                                   352,409               -        (79,391)         273,018
                                                               -------------------------------------------------------------
   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                  17,977          $   22                          17,999
   Agency fixed rate securities                                       13,022               1                          13,023
   Privately issued investment grade rated fixed rate
        securities                                                   157,571             278            (96)         157,753
                                                               -------------------------------------------------------------
        Total RMBS                                                   188,570             301            (96)         188,775
                                                               -------------------------------------------------------------
   Agency insured project loan                                         3,226              49                           3,275
                                                               ==============================================================
        Total securities available for sale                         $544,205          $  350      $ (79,487)        $465,068
                                                               ==============================================================

   At December 31, 1998, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

   The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at December 31, 1998 is as follows:

                                               Estimated
              Security Rating                 Fair Value       Percentage
   ------------------------------------------------------------------------
   Agency and agency insured securities
                                                    $34,297         7.4%
   AAA                                              157,753        33.9
   BB+                                               27,099         5.8
   BB                                                24,749         5.3
   BB-                                               55,996        12.0
   B+                                                 8,317         1.8
   B                                                 89,244        19.2
   B-                                                31,027         6.7
   CCC                                               12,302         2.7
   Not rated                                         24,284         5.2
                                            ================================
   Total securities available for sale             $465,068       100.0%
                                            ================================

   As of December 31, 1998, the mortgage loans underlying the CMBS held by the Company were secured by properties of the types and at the locations identified below:



      Property Type       Percentage (1)       Geographic Location        Percentage (1)
   -------------------- ------------------- --------------------------- -------------------
   Retail                      27.1%        California                         13.3%
   Multifamily                 28.5         Texas                              10.2
   Office                      16.5         New York                            9.6
   Lodging                      9.9         Florida                             6.8
   Other                       18.0         Illinois                            5.6
                                            Other (2)                          54.5
                        ===================                             ===================
   Total                      100.0%        Total                             100.0%
                        ===================                             ===================



(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other individual state comprises more than 5% of the total.

   At December 31, 1998, two of the mortgage loans underlying the CMBS held by the Company were delinquent more than thirty days but not more than sixty days. The two mortgage loans comprised 0.28% of the aggregate principal balance of the mortgage loans underlying the Company's CMBS. The Company believes its current loss estimates with respect to the delinquent loans are appropriate.

   The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA). Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loan held by the Company consists of a participation interest in a mortgage loan guaranteed by the Federal Housing Administration (FHA). The Company's securities available for sale are subject to credit, interest rate and/or prepayment risks.

   The subordinated CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitization. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination.

   As of December 31, 1998, the anticipated weighted average unleveraged yield to maturity for GAAP purposes of the Company's subordinated CMBS was 9.69% per annum and of the Company's other securities available for sale was 6.50% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan. At December 31, 1998, the average periodic cap on the agency adjustable rate RMBS was 2.0% per annum and the average lifetime cap net of servicing fees was equal to 11.7%.

   At December 31, 1998, the unamortized net discount on securities available for sale was $205,460, which represented 27.4% of the then remaining face amount of such securities.

   During 1998, the Company sold a substantial portion of its securities available for sale for total proceeds of $736,744, resulting in a realized loss of $(15,491).

   Note 3     SECURITIES HELD FOR TRADING

   Securities held for trading reflect short-term trading strategies which the Company employs from time to time, designed to generate economic and taxable gains. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities. Any taxable gains from such strategies will be applied as an offset against the tax basis capital loss carryforward that the Company incurred during 1998 as a result of the sale of a substantial portion of its securities available for sale.

   The Company's securities held for trading are carried at estimated fair value. The estimated fair value of securities held for trading at December 31, 1998 is summarized as follows:


                                                            Estimated
                                                               Fair
      Security Description                                     Value
   -------------------------------------------------------------------------
    Securities held for trading:
    U.S. Treasury securities                                      $166,835
                                                             ================

    Securities sold short:
    U.S. Treasury securities                                    $(223,757)
    Agency fixed rate note                                        (51,328)
                                                             ================
        Total securities sold short                             $(275,085)
                                                             ================



   At December 31, 1998, the estimated fair value of the Company's net securities held for trading exceeded the Company's amortized cost basis in these securities by $662. These net unrealized gains were included in income during the period in which they arose. During 1998, aggregate net realized and unrealized gains (losses) on securities held for trading (including forward commitments to purchase or sell agency RMBS -- see
   Note 11) were $(231).

   At December 31, 1998, an aggregate of $132,283 in estimated fair value of the Company's securities held for trading was pledged to secure its short-term borrowings.

   The Company's securities held for trading are subject to interest rate risks. See Note 2.

   Note 4     COMMERCIAL MORTGAGE LOAN

   On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan at December 31, 1998 (at the exchange rate in effect on that date) are summarized as follows:

    Interest      Principal      Unamortized        Amortized
      Rate         Balance         Discount           Cost
   ------------- ------------- ------------------ ---------------
     10.30%        $35,670           $89             $35,581

   At December 31, 1998, the entire principal balance of the Company's investment in the loan was pledged to secure line of credit borrowings included in short-term borrowings. The loan was current in payment status at December 31, 1998.

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

   On March 27, 1998, the Company completed its initial public offering of common stock. The Company issued 20,000,000 shares of common stock at a price of $15 per share and received proceeds of $279,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to $1,157 have been charged against the proceeds of the offering.

   In June 1998, the Company registered with the Securities and Exchange Commission up to 2,000,000 shares of common stock in connection with a Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's common stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments. Offering costs in connection with the establishment of the Plan amounting to $30 have been charged against additional paid-in capital. As of December 31, 1998, no shares had been issued under the Plan. During the first quarter of 1999, the Company issued 1,008,538 shares under the Plan and received total proceeds of $6,726, which were used for general corporate purposes.

   In July 1998, the Board of Directors of the Company approved the repurchase of up to 10% of the then outstanding number of shares of the Company's common stock. In September 1998, the Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock. Pursuant to these repurchase authorizations, the Company repurchased 1,380,100 shares of its common stock for $15,843 in open market transactions through December 31, 1998. Such purchases were made at an average price per share of $11.43 (excluding commissions). The remaining number of shares authorized for repurchase is 2,756,419.

   On June 15, 1998, the Company declared distributions to its stockholders totaling $5,769 or $0.27 per share, which were paid on July 15, 1998 to stockholders of record on June 30, 1998. On September 2, 1998, the Company declared distributions to its stockholders totaling $7,195 or $0.36 per share, which were paid on October 15, 1998 to stockholders of record on September 30, 1998. On December 10, 1998, the Company declared distributions to its stockholders totaling $5,796 or $0.29 per share, which were paid on January 15, 1999 to stockholders of record on January 7, 1999. On March 17, 1999, the Company declared distributions to its stockholders of $0.29 per share, payable on April 15, 1999 to stockholders of record on March 31, 1999. For Federal income tax purposes, the distributions paid on July 15, 1998 and October 15, 1998 are expected to be taxable as ordinary income to the Company's stockholders in 1998 and the distributions paid on January 15, 1999 and payable on April 15, 1999 are expected to be taxable as ordinary income to the Company's stockholders in 1999.

   Note 6     TRANSACTIONS WITH AFFILIATES

   The Company has a Management Agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Bank Corp. ("PNC") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Company pays the Manager an annual base management fee equal to a percentage of the Average Invested Assets of the Company as further defined in the Management Agreement. The base management fee is equal to 1% per annum of the Average Invested Assets rated less than BB- or not rated, 0.75% of Average Invested Assets rated BB- to BB+, and 0.35% of Average Invested Assets rated above BB+.

   The Company accrued $3,474 in base management fees for 1998 in accordance with the terms of the Management Agreement. The portion of this amount that remained payable at December 31, 1998 ($1,230) is included in other liabilities in the statement of financial condition. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $250 for certain expenses incurred on behalf of the Company by the Manager during 1998.

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

   The Company did not accrue for or pay the Manager any incentive compensation for 1998.

   PNC Investment Corp., a wholly owned indirect subsidiary of PNC, purchased, in a private placement, 648,352 shares of the Company's common stock at $13.95 per share for a total of $9,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

   During 1998, the Company purchased, in private placements, 11 classes of subordinated CMBS for a total of $142,855 in two securitization transactions in which PNC Bank, N.A. ("PNC Bank"), a wholly owned subsidiary of PNC, and/or Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC, participated as sellers of a portion of the commercial mortgage loans underlying the CMBS.

   The Company reimbursed PNC Bank and Midland for $1,243 in due diligence costs incurred on behalf of the Company by PNC Bank and Midland during 1998.

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

   On March 27, 1998, pursuant to the 1998 Stock Option Plan, options to purchase 1,163,967 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager and options to purchase 324,176 shares of the Company's common stock were granted to PNC Investment Corp. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9.3 years. The options vest in four equal installments on March 27, 1999, March 27, 2000, March 27, 2001 and March 27, 2002. None
   of these options were exercised or expired during 1998.

   The Company considers its officers and directors to be employees for the purposes of stock option accounting. Of the options issued under the 1998 Stock Option Plan, options covering 1,104,426 shares of the Company's common stock were granted to employees. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for options issued to employees. Accordingly, no compensation cost for the options granted to employees under the 1998 Stock Option Plan has been recorded in the statement of operations and comprehensive income (loss). Had compensation cost for the 1998 Stock Option Plan been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

   Net loss - as reported                                   $(1,389)
   Net loss - pro forma                                     $(1,856)
   Net loss per share (basic and diluted) - as reported     $ (0.07)
   Net loss per share (basic and diluted) - pro forma       $ (0.09)


   For the Company's pro forma net loss, the compensation cost is amortized over the vesting period of the options. The fair value of each option granted to employees was estimated to be $1.06 on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: average dividend yield of 12%; expected volatility of 25%; risk-free interest rate of 5.19%; and expected lives of ten years.

   For the options to purchase 383,717 shares of the Company's common stock granted to nonemployees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the nonemployee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. Nonemployee options were deemed to have nominal value at December 31, 1998 and no compensation cost was recorded in 1998.

   In addition to the options granted pursuant to the 1998 Stock Option Plan, on March 27, 1998 options to purchase 246,544 shares of the Company's common stock were granted to certain officers, directors and employees of the Company and the Manager. The exercise price of these options is $13.95 per share. The options vested immediately and became exercisable on September 30, 1998. All of the options will expire on March 30, 1999; none were exercised during 1998.

   The estimated fair value of each of these options on the date of grant was $1.57, or $386 in total, which was recorded as a cost of raising capital in the Company's initial public offering, and therefore had no net effect on stockholders' equity. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions: average dividend yield of 8.95%; expected volatility of 25%; risk-free interest rate of 5.19%; and expected lives of one year.

   Subsequent to December 31, 1998, the Company's Board of Directors approved the grant of options to purchase 270,000 shares of the Company's common stock to certain officers and employees of the Company pursuant to the 1998 Stock Option Plan. The exercise price of these options is the greater of the Company's GAAP net asset value per share or the closing price of the Company's common stock on March 31, 1999.

Note 8    SHORT-TERM BORROWINGS

At December 31, 1998, the Company's short-term borrowings consisted of line of credit borrowings and reverse repurchase agreements.

During 1998, the Company entered into a Master Assignment Agreement, as amended, and related Note, which provide financing for the Company's investments. The agreement, which is with Merrill Lynch Mortgage Capital Inc., permits the Company to borrow up to $400,000 and terminates August 20, 1999. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate.

The Company is subject to various covenants in its line of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 6 to 1, as well as a covenant that after September 30, 1998 the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At December 31, 1998, the Company was in compliance with all such covenants.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale and securities held for trading that are not financed under its line of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and securities held for trading and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's short-term borrowings at December 31, 1998 is summarized as follows:



                                                                                Reverse           Total
                                                           Line of Credit     Repurchase        Short-Term
                                                                              Agreements        Borrowings
                                                           -------------------------------------------------
   Outstanding borrowings                                        $65,921       $420,143         $486,064
   Weighted average borrowing rate                                 6.98%          5.57%            5.76%
   Weighted average remaining maturity                          232 days         15 days          45 days
   Estimated fair value of assets pledged                        $98,331       $462,787         $561,117


At December 31, 1998, $23,014 of borrowings outstanding under the line of credit were denominated in pounds sterling.

At December 31, 1998, the Company's short-term borrowings had the following remaining maturities:

                                              Reverse           Total
                         Line of Credit     Repurchase        Short-Term
                                            Agreements        Borrowings
                         -------------------------------------------------
   Within 30 days               $   -          $407,769         $407,769
   31 to 59 days                    -                 -                -
   Over 59 days                65,921            12,374           78,295
                         ================================================
                              $65,921          $420,143         $486,064
                         =================================================


Under the line of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

Note 9         FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998:

                                                          Estimated
                                          Carrying          Fair
                                           Amount           Value
                                       -------------------------------
   Assets:
   Securities available for sale            $465,068         $465,068
   Securities held for trading               166,835          166,835
   Commercial mortgage loan                   35,581           33,263
   Liabilities:
   Securities sold short                     275,085          275,085

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

The fair values of the Company's securities available for sale, securities held for trading, commercial mortgage loan and securities sold short are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of all other asset and liability accounts in the statements of financial condition approximate fair value because of the short-term nature of these accounts.

Note 10        HEDGING INSTRUMENTS

The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,053 (pounds sterling) for $13,323 (U.S. dollars) on March 31, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At December 31, 1998, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was a liability of $(21) at December 31, 1998, which was recognized as a reduction of net foreign currency gains.

During 1998, the Company entered into an interest rate swap transaction that was, for accounting purposes, designated as being intended to modify the interest rate characteristics of certain of the Company's securities available for sale from fixed to variable rate. In connection with the sale of a portion of the Company's portfolio of securities available for sale, the swap transaction, which had a notional amount of $100,000, was terminated later in the year at a loss of $(3,804). The Company monitored the swap to ensure that it remained effective through the date of its termination. The portion of the loss associated with securities available for sale sold by the Company during 1998, $(2,771), is included in the loss on sale of securities available for sale in the statement of operations and comprehensive income (loss). The remaining portion of the loss, $(1,033), which is associated with certain of the Company's remaining securities available for sale, was added to the cost basis of such securities and is being amortized as a yield adjustment over the previously scheduled term of the swap transaction, which was ten years.

Note 11        COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the Company had a commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage. Funding of the commitment is subject to satisfaction by the borrower of various closing conditions. The Company received a $175 commitment fee relating to the commitment, which has been deferred and included in other liabilities. The fee will be recognized as a yield adjustment over the life of the related loan when it is funded. During the first quarter of 1999, the Company applied a portion of its cash on hand to fund approximately $4,400 of this commitment.

Information with respect to the Company's outstanding forward commitments to purchase or sell agency RMBS at December 31, 1998 is summarized as follows:



                                                                       Estimated
                                       Principal        Contract          Fair                                           Net
                                       Amount of        Price of        Value of         Gross          Gross         Unrealized
                                        Subject         Subject         Subject       Unrealized      Unrealized    Gains (Losses)
            Description                Securities      Securities      Securities        Gains          Losses
------------------------------------ --------------- --------------- --------------- -------------- --------------- ---------------
Forward commitments to
     purchase                           $1,370,000      $1,356,210      $1,356,762      $2,133           $1,581           $552
Forward commitments to sell                980,000         970,302         971,204         335            1,237          (902)
                                                                                     ============== =============== ===============
     Total                                                                              $2,468           $2,818         $(350)
                                                                                     ============== =============== ===============


   The gross unrealized gains and gross unrealized losses shown above are included in other assets and other liabilities, respectively, in the statement of financial condition. In instances where a forward commitment has been closed out with the same counterparty and a right of setoff exists, only the net unrealized gain or loss is reflected in other assets or liabilities.

   At December 31, 1998, all the Company's forward commitments to purchase agency RMBS related to delivery of such securities in January 1999. The Company generally closes out its forward commitments prior to the date specified for delivery of the subject securities. In January 1999, the Company took delivery of subject securities with respect to certain matching forward commitments (that is, forward commitments to purchase and sell agency RMBS with identical principal amounts, subject securities and settlement dates) that were outstanding at December 31, 1998. The securities had been sold prior to delivery and the resulting net realized gain was not materially different from the net unrealized gain reflected in the financial statements.

   Note 12             SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

   The following is a presentation of quarterly results of operations.



                                                 Period Ended
                                                                                          Quarters Ending
                                             -------------------------------------------------------------------------------------
                                                                                        September 30, 1998
                                                March 31, 1998        June 30,1998                           December 31, 1998
                                             ------------------------------------------------------------------------------------

      Interest income                              $ 215                 $10,828            $19,789                $ 15,222

      Expenses:

           Interest                                    -                   4,379              11,708                 8,675

           Management fee and other                   42                   1,068               1,618                 1,513

                 Total expenses                       42                   5,447              13,326                10,188

      Gain (loss) on sale of securities
      available for sale                               -                       -                  22                (18,284)

      Loss on securities held for trading              -                       -                   -                   (231)

      Foreign currency gain (loss)                     -                       -                 (32)                   85

      Net income/loss                             $ 173                  $ 5,381             $ 6,453               $(13,396)

      Net income/loss per share:

            Basic                                  $0.01                  $ 0.25              $ 0.31               $ (0.67)

            Diluted                                $0.01                  $ 0.25              $ 0.31               $ (0.67)


      Weighted average number of shares outstanding:

            Basic                                 21,379                  21,365              20,562                19,985

            Diluted                               21,388                  21,370              20,562                19,985



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's 1999 Proxy Statement under the captions "Election of Directors," "Information Concerning Directors and Nominees," "The Board of Directors Recommends a Vote for Each of the Nominees for Director," and "Executive Officers" is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 1999 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 1999 Proxy Statement under the caption "Ownership of the Company's Common Stock," and "Compliance with Section 16(A) Beneficial Ownership Reporting Requirements" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


                                  PART IV


ITEM 14.      EXHIBITS

     **3.1      Articles of Amendment and Restatement of the Registrant
     **3.2      Bylaws of the Registrant
    **10.1      Management Agreement between the Registrant and
                BlackRock Financial Management, Inc.
    **10.6      Form of 1998 Stock Option Incentive Plan
    **21.1      Subsidiaries of the Registrant
      27.1      Financial Data Schedule
    **99.1      Consents to be named as a director pursuant to Rule 438

     --------------

     **  Previously filed.



                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANTHRACITE CAPITAL, INC.



Date:  March 31, 1999               By:  /s/ Hugh R. Frater
                                         ---------------------------
                                         Hugh R. Frater
                                         President and Chief Executive
                                         Officer and Director
                                         (duly authorized representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 31, 1999                By: /s/ Hugh R. Frater
                                        ------------------------------
                                         Hugh R. Frater
                                         President and Chief Executive
                                         Officer and Director


Date: March 31, 1999                By:  /s/ Laurence D. Fink
                                         ------------------------------
                                         Laurence D. Fink
                                         Chairman of the Board of Directors


Date: March 31, 1999                 By:  /s/ Donald G. Drapkin
                                          ------------------------------
                                          Donald G. Drapkin
                                          Director


Date: March 31, 1999                 By:  /s/ Carl F. Guether
                                          -----------------------------
                                          Carl F. Guether
                                          Director


Date: March 31, 1999                 By:  /s/ Jeffrey C. Keil
                                          -----------------------------
                                          Jeffrey C. Keil
                                          Director


Date: March 31, 1999                 By:  /s/ Kendrick R. Wilson, III
                                          -----------------------------
                                          Kendrick R. Wilson, III
                                          Director