Form 10-Q
period 1999-03-31
ANTHRACITE CAPITAL INC
filed 1999-05-17
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                               NOT APPLICABLE
       --------------------------------------------------------------
      (Former name, former address, and former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) Yes X       No__
                                (2) Yes X       No__

         As of May 13, 1999, 20,998,334 shares of voting common stock ($.001 par value) were outstanding.




                          ANTHRACITE CAPITAL, INC.
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Interim Financial Statements....................................   4

         Statements of Financial Condition
         At March 31, 1999 and December 31, 1998 (Unaudited).............   4

         Statements of Operations and Comprehensive Income (Loss)
         For the Three Months Ended March 31, 1999 and
         For the Period March 24, 1998 (Commencement of Operations)
         Through March 31, 1998 (Unaudited)..............................   5

         Statement of Changes in Stockholders' Equity
         For the Three Months Ended March 31, 1999 (Unaudited)...........   6

         Statements of Cash Flows
         For the Three Months Ended March 31, 1999 and
         For the Period March 24, 1998 (Commencement of Operations)
         Through March 31, 1998 (Unaudited)..............................   7

         Notes to Financial Statements (Unaudited).......................   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  32

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..........................................  36

Item 2.       Changes in Securities and Use of Proceeds..................  36

Item 3.       Defaults Upon Senior Securities............................  36

Item 4.       Submission of Matters to a Vote of Security Holders........  36

Item 5.       Other Information..........................................  36

Item 6.       Exhibits and Reports on Form 8-K...........................  36

SIGNATURES                                                                 37

Financial Data Schedule                                                    38



Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ANTHRACITE CAPITAL, INC.
STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
==============================================================================

                                                             March 31, 1999             December 31, 1998
                                                             --------------             -----------------

ASSETS
Cash and cash equivalents                                       $   576                       $  1,087
Restricted cash equivalents                                           -                          3,243
Deposits with brokers as collateral
  for securities sold short                                      24,713                        276,617
Securities available for sale, at
  fair value
     Subordinated commercial mortgage-backed
       securities (CMBS)                            $ 266,091                    $273,018
     Other securities                                 207,743                     192,050
                                                   -----------                  ----------
Total securities available for sale                              473,834                       465,068
Securities held for trading, at fair value                            -                        166,835
Commercial mortgage loans, net                                    38,969                        35,581
Due from brokers                                                 122,440                             -
Other assets                                                       8,780                         7,964
                                                                -----------                 -----------
     Total Assets                                              $ 669,312                     $ 956,395
                                                               ============                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings:
    Secured by pledge of subordinated CMBS           $ 158,655                   $ 160,924
    Secured by pledge of other securities
       available for sale and cash equivalents         151,215                     168,963
    Secured by pledge of securities held for
        trading                                              -                     133,163
    Secured by pledge of commercial mortgage
        loans                                           23,014                      23,014
                                                     ---------                  ----------
Total short-term borrowings                                    $ 332,884                     $ 486,064
Securities sold short, at fair value                              24,617                       275,085
Due to brokers                                                   122,424                             -
Distributions payable                                              6,089                         5,796
Other liabilities                                                  2,484                         7,721
                                                               ---------                     ---------
     Total Liabilities                                           488,498                       774,666
                                                               ---------                     ---------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share;
  100,000 shares authorized;
     No shares issued                                                 -                             -
Common stock, par value $0.001 per share;
     400,000 share authorized; 22,378
     shares issued, 20,998 shares outstanding
     in 1999; and 21,365 shares issued,
     19,985 shares outstanding in 1998                               22                             21
Additional paid-in capital                                      303,562                        296,836
Distributions in excess of earnings                             (19,501)                       (20,148)
Accumulated other comprehensive loss                            (87,426)                       (79,137)
Treasury stock, at cost (1,380 shares)                          (15,843)                       (15,843)
                                                               ---------                     ---------
      Total Stockholders' Equity                                180,814                        181,729
                                                               ---------                     ---------
      Total Liabilities and Stockholders' Equity              $ 669,312                     $  956,395
                                                               =========                     =========

The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
==========================================================================================

                                                                            For the Period
                                                For the Three               March 24,1998*
                                                Months Ended                   Through
                                                March 31, 1999              March 31, 1998
                                                --------------              --------------

Interest Income:
Securities available for sale                       $ 11,299                       $    118
Commercial mortgage loans                                908                              -
Securities held for trading                            1,510                              -
Cash and cash equivalents                                241                             97
                                                  ----------                       --------
         Total interest income                        13,958                            215
                                                  ----------                       --------

Expenses:
Interest
Management fee                                         7,123                             -
                                                       1,050                             21
Other                                                    300                             21
                                                  ----------                       --------
        Total expenses                                 8,473                             42
                                                  ----------                       --------

Other Gain (Loss):
Gain on sale of securities available for sale            136                             -
Gain on securities held for trading                    1,181                             -
Foreign currency loss                                   (67)                             -
                                                  ----------                       --------
        Total other gain                              1,250                              -
                                                  ----------                       --------

Net Income                                             6,735                            173
                                                  ----------                       --------

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities
  available for sale:
Unrealized holding gain (loss) arising
  during period                                       (8,153)                             2
Less: reclassification adjustment for
  realized gains included in net income                  136                              -
                                                  ----------                       --------
         Other comprehensive loss                     (8,289)                             2
                                                  ----------                       --------

Comprehensive Income (Loss)                         $ (1,554)                     $     175
                                                  ==========                       ========

Net income per share:
   Basic                                            $   0.33                      $    0.01
   Diluted                                              0.33                           0.01


Weighted average number of shares outstanding:
   Basic                                              20,279                         21,379
   Diluted                                            20,279                         21,388


*Commencement of operations.
The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(IN THOUSANDS)

================================================================================================================================


                                                                                  Accumulated
                                     Common       Additional    Distributions        Other           Treasury          Total
                                     Stock,        Paid-In        In Excess      Comprehensive        Stock,       Stockholders'
                                   Par Value       Capital       Of Earnings          Loss           At Cost          Equity
                                 ------------------------------------------------------------------------------------------------

Balance at December 31, 1998        $    21      $ 296,836      $  (20,148)     $   (79,137)       $ (15,843)       $ 181,729

Net income                                                           6,735                                              6,735

Change in net unrealized gain
(loss) on securities available
for sale, net of
reclassification
Adjustment                                                                            (8,289)                          (8,289)

Distributions declared                                              (6,088)                                            (6,088)

Shares issued under Dividend
Reinvestment and Stock
Purchase Plan                             1           6,726                                                             6,727
                                 -------------------------------------------------------------------------------------------------

Balance at March 31, 1999           $    22       $ 303,562          $ (19,501)   $  (87,426)      $ (15,843)       $ 180,814
                                 =================================================================================================



The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

===================================================================================================
                                                                                 For the Period
                                                            For the Three         March 24, 1998*
                                                             Months Ended             Through
                                                            March 31, 1999        March 31, 1998


Cash flows from operating activities:

     Net income                                                  $  6,735                 $  173

Adjustments to reconcile net income to net cash
provided by operating activities:
        Purchase of securities held for trading                (1,458,299)                      -
        Proceed from sales of securities held for trading        1,631,670                      -
        Premium amortization (discount accretion), net                 314                     69
        Noncash portion of net foreign currency loss                    67                      -
        Net gain on sale of securities                              (1,317)                     -
        Increase in other assets                                      (816)                (2,951)
        Increase (decrease) in other liabilities                    (5,236)                   982
                                                              -------------     ------------------
Net cash provided (used) by operating activities                   173,118                (1,727)
                                                              -------------     ------------------


Cash flows from investing activities:
     Purchase of securities available for sale                    (59,613)              (382,958)
     Funding of commercial mortgage loan                           (4,393)                     -
     Maturities of restricted cash equivalents                      3,250                      -
     Principal payments received on securities
        available for sale                                         19,264                      -
     Proceeds from sales of securities available
        for sale                                                   20,113                      -
     Payable for securities purchased                                    -                72,725
                                                              -------------     ------------------
Net cash used in investing activities                             (21,379)              (310,233)
                                                              -------------     ------------------


Cash flows from financing activities:

     Increase (decrease) in net short-term borrowings            (153,180)                 14,787
     Proceeds from issuance of common stock, net of
      offering costs                                                6,726                 296,972
     Distributions on common stock                                 (5,796)                      -
                                                              -------------     ------------------
Net cash provided (used) by financing activities                 (152,250)                311,759
                                                              -------------     ------------------
Net decrease in cash and cash equivalents                            (511)                   (200)
Cash and cash equivalents, beginning of period                      1,087                     200
                                                              -------------     ------------------

Cash and cash equivalents, end of period                          $   576                  $   0
                                                               ============     ==================


Supplemental disclosure of cash flow information:
     Interest paid                                               $  9,200                 $    -
                                                               ============     ==================

Noncash financing activities:
     Net change in unrealized gain (loss) on securities
       available for sale                                       $ (8,289)                 $    2
                                                               ============     ==================

     Distributions declared, not yet paid                       $  6,089                  $    -
                                                               ============     ==================


* Commencement of operations.
The accompanying notes are an integral part of these financial statements.



   ANTHRACITE CAPITAL, INC.
   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

   The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

   In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

   RESTRICTED CASH EQUIVALENTS

   At December 31, 1998, $3,243 of the Company's cash equivalents was pledged to secure its short-term borrowings and was classified as restricted cash equivalents on the statement of financial condition. At March 31, 1999, none of the Company's cash equivalents were pledged.

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

   COMMERCIAL MORTGAGE LOANS

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair values of the Company's securities available for sale, securities held for trading, commercial mortgage loans and securities sold short are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of all other asset and liability accounts in the statements of financial condition approximate fair value because of the short-term nature of these accounts.

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

   FINANCIAL FUTURES CONTRACTS

   As part of its short-term trading strategies (see Note 3), the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held for trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are made or received, depending upon whether gains or losses are incurred.

   HEDGING INSTRUMENTS

   As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

   Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at March 31, 1999.

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

   NET INCOME PER SHARE

   Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. For the three months ended March 31, 1999, all outstanding stock options were antidilutive.

   INCOME TAXES

   The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may be subject to Federal excise tax for the fiscal year ended December 31, 1998. The Company does not anticipate that any excise tax incurred will have a material effect on its financial statements.

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

   RECENT ACCOUNTING PRONOUNCEMENT

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

   The Company is required to implement SFAS 133 by January 1, 2000. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and does not believe that implementation will have a material effect on the Company's financial statements based on its current hedging strategies.

   RECLASSIFICATIONS

   Certain amounts from prior periods have been reclassified to conform to the 1999 presentation.

   NOTE 2   SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 1999 are summarized as follows:



                                                                                  Gross           Gross         Estimated
                                                                 Amortized      Unrealized      Unrealized         Fair
                      Security Description                         Cost            Gain            Loss           Value
   ----------------------------------------------------------- -------------- --------------- --------------- ---------------
   Commercial mortgage-backed securities ("CMBS"):
   Non-investment grade rated subordinated securities               $315,077                      $ (74,845)       $ 240,232
   Non-rated subordinated securities                                  37,403                        (12,921)          24,482
   Non-rated trust certificates                                        1,377                                           1,377
                                                               -------------- --------------- --------------- ---------------
        Total CMBS                                                   353,857                        (87,766)         266,091

   Single-family residential mortgage-backed securities
   ("RMBS"):
   Agency adjustable rate securities                                  52,198           $   9            (79)          52,128
   Agency fixed rate securities                                       12,357                            (59)          12,298
   Privately issued investment grade rated fixed rate
        securities                                                   139,624             556           (109)         140,071
                                                               -------------- --------------- --------------- ---------------
        Total RMBS                                                   204,179             565           (247)         204,497
   Agency insured project loan                                         3,224              22                           3,246
                                                               ============== =============== =============== ===============
        Total securities available for sale                         $561,260          $  587      $ (88,013)        $473,834
                                                               ============== =============== =============== ===============

   At March 31, 1999, an aggregate of $375,781 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

   The amortized cost and estimated fair value of securities available for sale at December 31, 1998 are summarized as follows:


                                                                                  Gross           Gross         Estimated
                                                                 Amortized      Unrealized      Unrealized         Fair
                      Security Description                         Cost            Gain            Loss           Value
   ----------------------------------------------------------- -------------- --------------- --------------- ---------------
   Commercial mortgage-backed securities ("CMBS"):
   Non-investment grade rated subordinated securities               $314,209                      $ (65,475)       $ 248,734
   Non-rated subordinated securities                                  38,200                        (13,916)          24,284
                                                               -------------- --------------- --------------- ---------------
        Total CMBS                                                   352,409                        (79,391)         273,018
                                                               -------------- --------------- --------------- ---------------
   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                  17,977          $   22                          17,999
   Agency fixed rate securities                                       13,022               1                          13,023
   Privately issued investment grade rated fixed rate
        securities                                                   157,571             278            (96)         157,753
                                                               -------------- --------------- --------------- ---------------
        Total RMBS                                                   188,570             301            (96)         188,775
                                                               -------------- --------------- --------------- ---------------
   Agency insured project loan                                         3,226              49                           3,275
                                                               ============== =============== =============== ===============
        Total securities available for sale                         $544,205          $  350      $ (79,487)        $465,068
                                                               ============== =============== =============== ===============

   At December 31, 1998, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

   The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at March 31, 1999 is as follows:


                                                    Estimated
                 Security Rating                    Fair Value         Percentage
   ---------------------------------------------- ---------------- --------------------
   Agency and agency insured securities                 $ 67,672                 14.3%
   AAA                                                   140,071                 29.6
   BB+                                                    25,937                  5.5
   BB                                                     23,737                  5.0
   BB-                                                    54,115                 11.4
   B+                                                      8,094                  1.7
   B                                                      85,823                 18.1
   B-                                                     30,018                  6.3
   CCC                                                    12,508                  2.6
   Not rated                                              25,859                  5.5
                                                  ================ ====================
   Total securities available for sale                  $473,834               100.0%
                                                  ================ ====================

   As of March 31, 1999, the mortgage loans underlying the subordinated CMBS held by the Company were secured by properties of the types and at the locations identified below:


      Property Type       Percentage (1)       Geographic Location        Percentage (1)
   -------------------- ------------------- --------------------------- -------------------
   Multifamily                       29.7%  California                               13.3%
   Retail                             27.7  Texas                                     10.2
   Office                             16.3  New York                                   9.6
   Lodging                             9.8  Florida                                    6.8
   Other                              16.5  Illinois                                   5.6
                                            Other (2)                                 54.5
                        ===================                             ===================
   Total                           100.0%   Total                                  100.0%
                        ===================                             ===================

(1) Based on a percentage of the total unpaid principal balance of the underlying loans. (2) No other individual state comprises more than 5% of the total.

   At March 31, 1999, three mortgage loans underlying the subordinated CMBS held by the Company were delinquent. The following table sets forth certain information relating to the aggregate principal balance and payment status of these loans:

    Past due 30 to 60 days                                $2,308
    Past due 90 days or more                              10,306
                                                          ------
    Total past due                                       $12,614
                                                         =======

   These three mortgage loans comprised 0.145% of the aggregate principal balance of the mortgage loans underlying the Company's subordinated CMBS. Subsequent to March 31, 1999, the two loans past due more than 90 days were transferred to special servicing and foreclosure actions were initiated. The one loan more than 30 days but less than 60 days delinquent was also transferred to special servicing and a workout plan is being developed with the borrower. The Company believes that its current loss estimates with respect to the delinquent loans are appropriate.

   The subordinated CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The commercial mortgage-backed trust certificates held by the Company represent a 1% beneficial interest in a trust established by an affiliate (see Note 6). The assets of the trust consist of commercial mortgage loans originated or acquired by the affiliate. The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA). Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loan held by the Company consists of a participation interest in a mortgage loan guaranteed by the Federal Housing Administration (FHA). The Company's securities available for sale are subject to credit, interest rate and/or prepayment risks.

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

   As of March 31, 1999, the anticipated weighted average unleveraged yield to maturity for GAAP purposes of the Company's CMBS was 9.50% per annum and of the Company's other securities available for sale was 6.42% per annum. The Company's anticipated yields to maturity on its CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan. At March 31, 1999, the average periodic cap on the agency adjustable rate RMBS was 2.0% per annum and the average lifetime cap net of servicing fees was equal to 11.7%.

   At March 31, 1999, the unamortized net discount on securities available for sale was $206,675, which represented 26.9% of the then remaining face amount of such securities.

   During the three months ended March 31, 1999, the Company sold a portion of its securities available for sale for total proceeds of $20,113, resulting in a realized gain of $136.

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

   The Company's securities held for trading are carried at estimated fair value. At March 31, 1999, the Company did not have any long positions in securities held for trading. At December 31, 1998, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $166,835. At March 31, 1999, the Company held short positions in U.S. Treasury securities with an estimated fair value of $(24,617). At December 31, 1998, the Company held short positions consisting of U.S. Treasury securities and an agency fixed rate note with estimated fair values of $(223,757) and $(51,328), respectively.

   During the three months ended March 31, 1999, aggregate net realized and unrealized gains (losses) on securities held for trading (including financial futures contracts and forward commitments to purchase or sell agency RMBS -- see Note 10) were $1,181.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

   Amounts due to or from brokers at March 31, 1999 represent amounts payable or receivable, respectively, from unsettled purchases or sales of the Company's securities held for trading and related short-term borrowings. These amounts were paid or received in full on April 1, 1999.

   NOTE 4     COMMERCIAL MORTGAGE LOANS

   On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan at March 31, 1999 (at the exchange rate in effect on that date) are summarized as follows:

    Interest      Principal      Unamortized        Amortized
      Rate         Balance         Discount           Cost
   ------------- ------------- ------------------ ---------------
         9.38%       $34,663              $  86        $ 34,577

   The exchange rate for the British pound at March 31, 1999 was (pound)0.619387 to US$1.00.

   At March 31, 1999, the entire principal balance of the Company's investment in the loan was pledged to secure line of credit borrowings included in short-term borrowings. The loan was current in payment status at March 31, 1999.

   Through March 31, 1999, the Company had funded $4,393 under a commitment outstanding to fund a $35,000 floating rate commercial real estate construction loan secured by a second mortgage. The subject property is an office complex located in Santa Monica, California. Each extension of funds under the commitment is subject to satisfaction by the borrower of various closing conditions. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the two-and-one-half year life of the loan. At March 31, 1999, the weighted average interest rate on amounts funded under the commitment was 11.47% and the borrower had made all payments when due. Subsequent to March 31, 1999, the Company funded an additional $6,846 of this commitment.

   NOTE 5     COMMON STOCK

   On March 17, 1999, the Company declared distributions to its stockholders of $0.29 per share, which were paid on April 15, 1999 to stockholders of record on March 31, 1999.

   During the three months ended March 31, 1999, the Company issued 1,013,326 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received total proceeds of $6,726.

   On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

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

   The Company accrued $1,050 and $21 in base management fees for the three months ended March 31, 1999 and for the period March 24, 1998 to March 31, 1998, respectively, in accordance with the terms of the Management Agreement

   The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Funds from Operations of the Company plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as further defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance.

   The Company did not accrue for or pay the Manager any incentive compensation for the three months ended March 31, 1999, or for the period March 24, 1998 to March 31, 1998.

   On March 17, 1999, the Company's Board of Directors approved an Administration Agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the Administration Agreement, the Manager will provide financial reporting, audit coordination and accounting oversight services. The Company will pay the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the Administrative Agreement are substantially similar to the terms of the previous agreement.

   On March 19, 1999, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust I (the "Trust") for a total of $1,377 from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trust. The assets of the Trust consist of commercial mortgage loans originated or acquired by Midland. In connection with this transaction, the Company entered into a committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trust, provided that amounts outstanding under the line at any time may not exceed $4,500. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate.

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

   Pursuant to the 1998 Stock Option Plan, certain officers, directors and employees of the Company and the Manager have been granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, has been granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9 years. One quarter of these options, representing 372,036 shares, vested on March 27, 1999 and the remaining options vest in three equal installments on March 27, 2000, March 27, 2001 and March 27, 2002. All of these options remain outstanding; none were exercised or expired during 1999.

   In addition to the foregoing, on March 17, 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.61 per share. The remaining contractual life of each option is approximately 10 years. The options vest in two equal installments on March 31, 2000 and March 31, 2001. None of these options were exercised or expired during 1999.

   Options to purchase 246,544 shares of the Company's common stock that were granted to certain officers, directors and employees of the Company and the Manager in connection with the Company's initial public offering expired on March 30, 1999; none were exercised during 1999.

   NOTE 8      SHORT-TERM BORROWINGS

   The Company's short-term borrowings consist of line of credit borrowings and reverse repurchase agreements.

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

   The Company is subject to various covenants in this line of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 6 to 1, as well as a covenant that after September 30, 1998 the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At March 31, 1999, the Company was in compliance with all such covenants.

   During 1999, the Company entered into a committed line of credit from PNC Funding Corp. to borrow up to 90% of the fair market value of the Company's interest in the Trust, provided that amounts outstanding under the line at any time may not exceed $4,500. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. This line of credit terminates on March 17, 2000 and the lender's recourse is limited to the Company's interest in the Trust.

   The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

   Certain information with respect to the Company's short-term borrowings at March 31, 1999 is summarized as follows:


                                                                            Reverse                   Total
                                                     Lines of              Repurchase               Short-Term
                                                      Credit               Agreements               Borrowings
                                                --------------------- ----------------------- -------------------
   Outstanding borrowings                              $ 65,300               $ 267,584                 $ 332,884
   Weighted average borrowing rate                        6.57%                   5.46%                     5.68%
   Weighted average remaining maturity                 142 Days                 67 Days                   82 Days
   Estimated fair value of assets pledged              $ 94,001                $307,707                 $ 401,708

   At March 31, 1999, $23,014 of borrowings outstanding under the lines of credit were denominated in pounds sterling.

   At March 31, 1999, the Company's short-term borrowings had the following remaining maturities:


                                                              Reverse Repurchase                   Total
                                   Lines of Credit                Agreements               Short-Term Borrowings
                                ------------------------- ----------------------------- ------------------------------
   Within 30 days                                 -                    $   40,045                    $    40,045
   31 to 59 days                                  -                       151,215                        151,215
   Over 59 days                            $ 65,300                        76,324                        141,624
                                ========================= ============================= ==============================
                                           $ 65,300                    $  267,584                    $   332,884
                                ========================= ============================= ==============================

   Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

   The Company is currently negotiating additional financing facilities to increase financing flexibility and provide capital to fund future growth. There is no assurance that such negotiations will be concluded successfully.

   NOTE 9       HEDGING INSTRUMENTS

   The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)7,800 (pounds sterling) for $12,597 (U.S. dollars) on June 30, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At March 31, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $11 at March 31, 1999.

   NOTE 10      COMMITMENTS AND CONTINGENCIES

   Information with respect to the Company's outstanding forward commitments to purchase or sell agency RMBS at March 31, 1999 is summarized as follows:





                                                                   Estimated
                             Principal         Contract               Fair                                                Net
                             Amount of         Price of             Value of          Gross             Gross         Unrealized
                             Subject            Subject             Subject         Unrealized       Unrealized          Gains
     Description             Securities       Securities          Securities          Losses            Gains           (Losses)
------------------------- ----------------- ------------------ ------------------ --------------- --------------- --------------
   Forward
   commitments to
   purchase                  $460,000           $453,188           $453,625            $ (148)            $ 585           $ 437

   Forward
   commitments to
   sell                       380,000            376,916            377,444              (700)              172           (528)

                                                                                  -----------------------------------------------
   Total                                                                               $ (848)            $ 757          $ (91)
                                                                                  ===============================================

   The gross unrealized gains and gross unrealized losses shown above are included in other assets and other liabilities, respectively, in the statement of financial condition. In instances where a forward commitment has been closed out with the same counterparty and a right of setoff exists, only the net unrealized gain or loss is reflected in other assets or liabilities. All of the Company's forward commitments to purchase or sell agency RMBS at March 31, 1999 related to delivery of such securities in April 1999. All such commitments were closed out prior to their respective contractual delivery dates.

   At March 31, 1999, the Company had outstanding a short position of 210 ten-year U.S. Treasury Note futures contracts expiring in June 1999 that represented $21,000 in face amount of U.S. Treasury Notes. The estimated fair value of these contracts was minimal at March 31, 1999.

   Through March 31, 1999, the Company had funded $4,393 under a commitment outstanding to fund a $35,000 floating rate construction loan. See Note 4.



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   GENERAL: The Company was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to be taxed as a REIT for Federal income tax purposes.

   In March 1998, the Company received $296.9 million of net proceeds from the initial public offering of 20,000,000 shares and the private placement of 1,365,198 shares of its common stock, which the Company used to acquire its initial portfolio of investments. The Company commenced operations on March 24, 1998.

   The following discussion should be read in conjunction with the financial statements and related notes. Dollar amounts are expressed in thousands, other than per share amounts.

   MARKET CONDITIONS: During the first quarter of 1999 the market for high yield CMBS and commercial loans was relatively stable. The liquidity crisis of 1998 has subsided as new capital is being deployed in these markets and dealer inventories shrink. The continued recovery of investment grade CMBS prices has yet to be seen in the subordinate classes that the Company owns but credit fundamentals remain strong. Delinquencies reported by the ACLI continued to decline to new lows as the U.S. economy continued to turn in strong performance.

   The first quarter of 1999 saw the yield on the ten-year U.S. Treasury
   Note increase by 58 basis points from 4.66% to 5.24% while spreads between credit sensitive sectors of the debt markets and the ten-year U.S. Treasury Note remained relatively constant. This increase in interest rates led to a decline in the value of the Company's investment portfolio since December 31, 1998. The unrealized loss on the Company's holdings of subordinated CMBS increased from $79,391 at December 31, 1998 to $87,766 at March 31, 1999. However, real estate credit fundamentals remained solid and the Company believes there has been no discernible change in the credit quality of its portfolio.

   The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. The Company's investments bear interest at fixed rates determined by reference to the yields of medium- or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. The Company's borrowings bear interest at rates that are determined with reference to the London Interbank Offered Rate (LIBOR). To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected.

   From December 31, 1998 to March 31, 1999, one-month LIBOR declined from 5.06% to 4.94. The decline in LIBOR during the period had a slight beneficial impact on the Company's financing costs. At the end of April 1999, the ten-year U.S. Treasury yield had increased from its March 31, 1999 level to 5.34%.

   RECENT EVENTS: During the second quarter of 1999, the Company applied a portion of its cash on hand to fund approximately $6,846 of its commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage (see Note 4 to the accompanying financial statements). The Company intends to fund the remaining portion of the commitment through a combination of existing cash on hand, new equity, additional borrowings and/or syndication of a portion of the commitment.

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

   The Company's FFO for the three months ended March 31, 1999 and for the period from March 24, 1998 to March 31, 1998 was $6,735 and $173, respectively, which was the same as its reported GAAP net income for such periods. The Company reported cash flows provided by operating activities of $173,118, cash flows used in investing activities of $21,379 and cash flows used in financing activities of $152,250 in its statement of cash flows for the three months ended March 31, 1999.

   RESULTS OF OPERATIONS

   Net income for the three months ended March 31, 1999 was $6,735 or $0.33 per share (basic and diluted), as compared with $173 or $.01 per share (basic and diluted) for the period March 24, 1998 (commencement of operations) to March 31, 1998. Because the Company was in the process of acquiring its investment portfolio during the abbreviated 1998 period, the results of operations for that period are not comparable to the 1999 results.

   INTEREST INCOME: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resultant average yields. Information is based on monthly average balances during the period.

                                                               For the Three Months Ended March 31, 1999
                                                     ------------------------------------------------------------
                                                            Interest              Average            Annualized
                                                             Income               Balance              Yield
                                                     --------------------- --------------------- ----------------
                                                     --------------------- --------------------- ----------------
   CMBS                                                     $  8,357              $351,866             9.46%
   Other securities available for sale                         2,942               183,991             6.40%
   Commercial mortgage loans                                     908                36,769             9.88%
                                                     ===================== ===================== ================
   Total                                                    $ 12,207              $572,646             8.53%
                                                     ===================== ===================== ================

   In addition to the foregoing, the Company earned $241 in interest income from cash and cash equivalents and $1,510 in interest income from securities held for trading during the three months ended March 31, 1999.

   INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's short-term borrowings and the resultant average yields. Information is based on daily average balances during the period.

                                                               For the Three Months Ended March 31, 1999
                                                     -----------------------------------------------------------
                                                             Interest             Average            Annualized
                                                             Expense              Balance              Yield
                                                     --------------------- --------------------- ---------------
   Reverse repurchase agreements                              $3,941              $272,212             5.79%
   Line of credit borrowings                                   1,056                65,300             6.47%
                                                     ===================== ===================== ===============
   Total                                                      $4,997              $337,512             5.92%
                                                     ===================== ===================== ===============

   In addition to the foregoing, the Company incurred $2,126 in interest expense from short-term borrowings relating to its securities held for trading and securities sold short during the three months ended March 31, 1999.

   NET INTEREST MARGIN FROM OPERATING PORTFOLIO: The Company considers its operating portfolio to consist of its securities available for sale, its commercial mortgage loans and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity. The Company considers its trading strategies to be distinct from its operating portfolio. Net interest margin from the operating portfolio is annualized net interest income from the portfolio divided by the average monthly balance of interest-earning assets in the portfolio. Net interest income from the operating portfolio is total interest income from the portfolio less interest relating to short-term borrowings secured by investments in the operating portfolio. For the three months ended March 31, 1999, total interest income from the operating portfolio was $12,448 and total related interest expense was $4,997, resulting in net interest income of $7,451 and net annualized interest margin of 5.32% from the operating portfolio for the period.

   OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $1,050 for the three months ended March 31, 1999 and $21 for the period March 24, 1998 through March 31, 1998 were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such period. Other expenses of $300 for the three months ended March 31, 1999 were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums and other miscellaneous expenses.

   OTHER GAIN (LOSS): During the three months ended March 31, 1999, the Company sold a portion of its securities available for sale for total proceeds of $20,113, resulting in a realized gain of $136. The gain on securities held for trading of $1,181 for the three months ended March 31, 1999 consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell agency RMBS, and financial futures contracts. The foreign currency loss of $67 for the three months ended March 31, 1999 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling.

   DISTRIBUTIONS DECLARED: On March 17, 1999, the Company declared distributions to its stockholders totaling $6,089 or $0.29 per share, which were paid on April 15, 1999 to stockholders of record on March 31, 1999.

   TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $7,853, or $0.39 per share (basic and diluted), for the three months ended March 31, 1999, compared to a net income as calculated in accordance with generally accepted accounting principles (GAAP) of $6,735, or $0.33 per share (basic and diluted), for the three months ended March 31, 1999. Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

   A reconciliation of GAAP net income to tax basis net income is as follows:

                                                                For the Three
                                                                Months Ended
                                                               March 31, 1999
                                                              -----------------
   GAAP net income                                                 $ 6,735
   Subordinate CMBS income differences due to credit
   loss assumptions                                                  1,102
   General and administrative expense differences                       16
                                                              =================
   Tax basis net income                                            $ 7,853
                                                              =================

   CHANGES IN FINANCIAL CONDITION

   SECURITIES AVAILABLE FOR SALE: At March 31, 1999 and December 31, 1998 an aggregate of $87,426 and $79,137, respectively, in unrealized losses on securities available for sale were included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

   The Company's securities available for sale, which are carried at estimated fair value, included the following at March 31, 1999:

                                                                       Estimated
                                                                         Fair
                    Security Description                                 Value                   Percentage
--------------------------------------------------------------- ----------------------- ------------------------
   Commercial mortgage-backed securities:
   Non-investment grade rated subordinated securities                   $ 240,232                    50.7%
   Non-rated subordinated securities                                       24,482                      5.2
   Non-rated trust certificates                                             1,377                      0.3
                                                                ----------------------- ------------------------
                                                                          266,091                     56.2
   Total CMBS
                                                                ----------------------- ------------------------

   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                       52,128                     11.0
   Agency fixed rate securities                                            12,298                      2.6
   Privately issued investment grade rated fixed rate                     140,071                     29.6
   securities
                                                                ----------------------- ------------------------
                                                                          204,497                     43.2
   Total RMBS
                                                                ----------------------- ------------------------
   Agency insured project loan                                              3,246                      0.6
                                                                ======================= ========================
                                                                         $473,834                    100.0%
   Total securities available for sale
                                                                ======================= ========================

   The Company's securities available for sale included the following at December 31, 1998:

                                                                        Estimated
                                                                          Fair
                    Security Description                                  Value                   Percentage
--------------------------------------------------------------- ----------------------- ------------------------
   Commercial mortgage-backed securities:
   Non-investment grade rated subordinated securities                   $ 248,734                    53.5%
   Non-rated subordinated securities                                       24,284                     5.2
                                                                ----------------------- ------------------------
                                                                          273,018                    58.7
   Total CMBS
                                                                ----------------------- ------------------------

   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                       17,999                     3.9
   Agency fixed rate securities                                            13,023                     2.8
   Privately issued investment grade rated fixed rate                     157,753                    33.9
   securities
                                                                ----------------------- ------------------------
                                                                          188,775                    40.6
   Total RMBS
                                                                ----------------------- ------------------------
   Agency insured project loan                                              3,275                     0.7
                                                                ======================= ========================
                                                                         $465,068                   100.0%
   Total securities available for sale
                                                                ======================= ========================

   During three months ended March 31, 1999, the Company sold a portion of its securities available for sale for total proceeds of $20,113, resulting in a realized gain of $136.

   SHORT-TERM BORROWINGS: To date, the Company's debt has consisted of line of credit borrowings and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loan denominated in pounds sterling. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

   Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

   The following table sets forth information regarding the Company's short-term borrowings.

                                                         For the Three Months Ended March 31, 1999
                                             ---------------------------------------------------------------
                                                  Average               Maximum                Range of
                                                  Balance               Balance               Maturities
                                             --------------------- --------------------- -------------------
   Reverse repurchase agreements                  $318,859              $497,820           1 to 151 days
   Line of credit borrowings                        65,300                65,300              142 days
                                             --------------------- --------------------- -------------------
   Total                                          $384,159              $563,120           1 to 151 days
                                             ===================== ===================== ===================

   HEDGING INSTRUMENTS: The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)7,800 (pounds sterling) for $12,597 (U.S. dollars) on June 30, 1999. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At March 31, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $11 at March 31, 1999.

   CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of short-term borrowings, principal and interest payments on and maturities of securities available for sale, securities held for trading and commercial mortgage loans, and proceeds from sales thereof.

   On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

   The Company's operating activities provided cash flows of $173,118 during the three months ended March 31, 1999, primarily through sales of trading securities in excess of purchases.

   The Company's investing activities used cash flows totaling $21,379 during the three months ended March 31, 1999, primarily to purchase securities available for sale and to fund a commercial mortgage loan.

   The Company's financing activities used $152,250 during the three months ended March 31, 1999, primarily to reduce the level of short-term borrowings related to the Company's trading portfolio.

   Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient coupon income in cash from its portfolio to fund distributions to stockholders as necessary to maintain its REIT status.

   The Company is subject to various covenants in its existing lines of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 6 to 1, as well as a covenant that after September 30, 1998 the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At March 31, 1999, the Company was in compliance with all such covenants.

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

   The Manager has advised the Company that it has established a plan for minimizing the risks posed by the Year 2000 problem. For its internal systems, the Manager established a plan to test systems for Year 2000 compliance, remediate such systems where necessary, and validate its remediation efforts to confirm Year 2000 compliance. With respect to products and services provided by third parties, the Manager established a plan to learn from the third parties whether their products and services are Year 2000 compliant and upgrade to Year 2000 compliant products and services where necessary. In addition, the Manager has developed contingency plans for all mission critical systems. Finally, the Manager and the Company will participate in industry-wide Year 2000 testing of its systems where available and appropriate.

   The Manager has advised the Company that, it has completed the testing, remediation and validation of its internal systems for Year 2000 compliance. The Manager has advised the Company that it has communicated with substantially all of the Manager's and the Company's suppliers of products and services to determine their Year 2000 compliance status and the extent to which the Manager or the Company could be affected by any supplier's Year 2000 compliance issues. The Manager has received responses from substantially all such suppliers with respect to their Year 2000 compliance. Some suppliers have indicated that an upgrade of their products or services will be necessary in order to make such products or services Year 2000 compliant. The Manager expects to complete such upgrades for critical third party software by June 30, 1999 and for the remaining third party software by September 30, 1999. Despite assurances from such suppliers, however, there can be no assurance that the products and services of such suppliers, who are beyond the Company's control, will be Year 2000 compliant. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

   The Manager has advised the Company that it expects to incur costs of up to $500 to complete the evaluation and modification of its systems as may be necessary to achieve Year 2000 compliance. The Company may be required to bear a portion of the costs incurred by the Manager in this regard. Approximately $250 has been expended by the Manager as of March 31, 1999. There can be no assurance that the costs will not exceed the amount referred to above.

   The Manager has advised the Company that it has completed a contingency plan for the possible Year 2000 failure of its mission critical systems or suppliers and is in the process of implementing the contingency plan. In addition to the contingency plan, the Manager has informed the Company that it intends to develop a plan for checking its critical systems during the first two days of the year 2000 to determine whether such systems will continue to operate on Monday, January 3, 2000 when business resumes. There can be no assurance that such a plan or the Manager's contingency plan will be successful in preventing a disruption of the Company's operations.

   The Manager has advised the Company that it does not anticipate any material disruption in the operations of the Company as a result of any failure by the Manager to achieve Year 2000 compliance. There can be no assurance, however, that the Company will not experience a disruption in operations caused by Year 2000 problems.

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   MARKET RISK: Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held for trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a market spread to U.S. LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

   All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of March 31, 1999. Actual results could differ significantly from these estimates.

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS

               Change in                     Projected Change in
         Treasury Yield Curve,                    Portfolio
            +/- Basis Points                   Net Market Value
   ------------------------------------- -------------------------------
                  -300                              32.8%
                  -200                              21.6%
                  -100                              10.4%
               Base Case                              0
                  +100                             (11.9)%
                  +200                             (23.1)%
                  +300                             (34.3)%

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                     GIVEN CMBS CREDIT SPREAD MOVEMENTS

              Change in                      Projected Change in
           Credit Spreads,                        Portfolio
          +/- Basis Points                     Net Market Value
      -------------------------          --------------------------
                -300                                36.5%
                -200                                22.9%
                -100                                10.8%
              Base Case                               0
                +100                                (9.6)%
                +200                               (18.3)%
                +300                               (26.1)%

        PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                           GIVEN LIBOR MOVEMENTS

                                                          Projected Change
                    Change in LIBOR,                        in Portfolio
                    +/- Basis Points                    Net Interest Income
             -------------------------------        ---------------------------
                          -200                                 10.1%
                          -100                                  5.2%
                        Base Case                                0
                          +100                                 (6.3)%
                          +200                                (13.0)%

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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of March 31, 1999, the Company's duration on equity was approximately 11.5 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 11.5%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility. Other methods for evaluating interest rate risk, such as interest rate sensitivity "gap" (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period), are used but are considered of lesser significance in the daily management of the Company's portfolio. The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The majority of the Company's liabilities are borrowings under its line of credit or reverse repurchase agreements that bear interest at variable rates that reset monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short-term interest rates will tend to increase the Company's net interest income while a period of rising short-term interest rates will tend to reduce the Company's net interest income. Management considers this relationship when reviewing the Company's hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company's net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.

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


   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At March 31, 1999 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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




                                         ANTHRACITE CAPITAL, INC.



   Dated: May 17, 1999                  By: /s/ Hugh R. Frater
                                           -----------------------------------
                                        Name:  Hugh R. Frater
                                        Title:
                                        President and Chief Executive Officer
                                        (authorized officer of registrant)



   Dated: May 17, 1999                   By: /s/ Richard M. Shea
                                            ----------------------------------
                                         Name:  Richard M. Shea
                                         Title:
                                         Chief Operating Officer and Chief
                                         Financial Officer (principal
                                         accounting officer)



   FINANCIAL DATA SCHEDULE

   THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH QUARTERLY REPORT ON FORM 10-Q.