Form 10-Q
period 1999-06-30
ANTHRACITE CAPITAL INC
filed 1999-08-16
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

                       (1)     Yes X             No ___
                       (2)     Yes X             No ___


         As of August 11, 1999, 20,998,334 shares of voting common stock ($.001 par value) were outstanding.



                          ANTHRACITE CAPITAL, INC.
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                           Page

Item 1.       Interim Financial Statements.................................4

              Statements of Financial Condition
              At June 30, 1999 and December 31, 1998 (Unaudited)...........4

              Statements of Operations and Comprehensive Income
              For the Three Months Ended June 30, 1999 and 1998,
              and For the Six Months Ended June 30, 1999 and For
              the Period March 24, 1998 (Commencement of Operations)
              Through June 30, 1998(Unaudited).............................5

              Statement of Changes in Stockholders' Equity
              For the Six Months Ended June 30, 1999 (Unaudited)...........6

              Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and
              For the Period March 24, 1998 (Commencement
              of Operations) Through June 30, 1998 (Unaudited).............7

              Notes to Financial Statements (Unaudited)....................8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................23

Item 3.       Quantitative and Qualitative Disclosures
              about Market Risk...........................................35

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................39

Item 2.       Changes in Securities and Use of Proceeds...................39

Item 3.       Defaults Upon Senior Securities.............................39

Item 4.       Submission of Matters to a Vote of Security Holders.........39

Item 5.       Other Information...........................................39

Item 6.       Exhibits and Reports on Form 8-K............................39

SIGNATURES................................................................40

Financial Data Schedule...................................................41



Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ANTHRACITE CAPITAL, INC.
STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------

                                                                          June 30, 1999                December 31, 1998
                                                                          -------------                -----------------
ASSETS
Cash and cash equivalents                                                               $  9,346                    $  1,087
Restricted cash equivalents                                                                   -                        3,243
Deposits with brokers as collateral for securities sold short                             24,250                     276,617
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)         $263,186                        $273,018
     Other securities                                                   200,964                         192,050
                                                                       --------                        --------
Total securities available for sale                                                      464,150                     465,068
Securities held for trading, at fair value                                                     -                     166,835
Commercial mortgage loans, net                                                            48,324                      35,581
Other assets                                                                               5,854                       7,964
                                                                                       ==========                 ==========
     Total Assets                                                                      $ 551,924                   $ 956,395
                                                                                       ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings:
    Secured by pledge of subordinated CMBS                             $150,786                        $160,924
    Secured by pledge of other securities available for sale
             and cash equivalents                                       148,927                         168,963
    Secured by pledge of securities held for trading                          -                         133,163
    Secured by pledge of commercial mortgage loans                       21,772                          23,014
                                                                       --------                        -------
Total short-term borrowings                                                            $ 321,485                   $ 486,064
Securities sold short, at fair value                                                      24,042                     275,085
Payable for securities purchased                                                          19,712                           -
Distributions payable                                                                      6,088                       5,796
Other liabilities                                                                          2,341                       7,721
                                                                                       ----------                  ---------
     Total Liabilities                                                                   373,668                     774,666
                                                                                       ----------                  ---------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 100,000 shares authorized;
     No shares issued                                                                          -                           -
Common stock, par value $0.001 per share; 400,000 shares authorized; 22,378 shares issued, 20,998 shares outstanding in 1999; and
     21,365 shares issued, 19,985 shares outstanding in 1998                                  22                          21
Additional paid-in capital                                                               303,562                     296,836
Distributions in excess of earnings                                                      (18,394)                    (20,148)
Accumulated other comprehensive loss                                                     (91,091)                    (79,137)
Treasury stock, at cost (1,380 shares)                                                   (15,843)                    (15,843)
                                                                                        ---------                    --------
      Total Stockholders' Equity                                                         178,256                     181,729
                                                                                        --------                     -------
      Total Liabilities and Stockholders' Equity                                       $ 551,924                   $ 956,395
                                                                                        ========                     =======


The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------

                                                                                                        For the Period
                                                    For the Three Months Ended        For the Six       March 24,1998*
                                                              June 30                Months Ended          Through
                                                      1999              1998         June 30, 1999       June 30, 1998
                                                      ----              ----         -------------      --------------
Interest Income:
Securities available for sale                        $ 11,622           $ 10,772          $ 22,948          $  10,890
Commercial mortgage loans                               1,135                  -             2,043                  -
Securities held for trading                             1,136                  -             2,619                  -
Cash and cash equivalents                                  58                 56               300                154
                                                    ---------           --------          --------          ---------
         Total interest income                         13,951             10,828             27,910            11,044
                                                    ---------           --------          ---------         ----------

Expenses:
Interest                                                6,011              4,379            13,134              4,382
Management fee                                          1,073                849             2,123                870
Other                                                     734                219             1,034                238
                                                    ---------            -------          --------          ---------
        Total expenses                                  7,818              5,447            16,291              5,490
                                                    ---------            -------          --------          ---------

Other Gain (Loss):
Gain on sale of securities available for sale               7                  -               142                  -
Gain on securities held for trading                     1,072                  -             2,253                  -
Foreign currency loss                                     (16)                 -               (83)                 -
                                                    ---------            -------          --------          ---------
        Total other gain                                1,063                  -             2,312                  -
                                                    ---------            -------          --------          ---------
Net Income                                              7,196              5,381            13,931              5,554
                                                    ---------            -------          --------          ---------

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities
available for sale:
Unrealized holding gain (loss)
  arising during period                                (3,672)             2,545           (12,096)             2,547
Less: reclassification adjustment
        for realized gains
        included in net income                              7                  -               142                  -
         Other comprehensive loss                      (3,665)             2,545           (11,954)             2,547
                                                    ----------          --------        ----------          ---------

Comprehensive Income                                 $  3,531           $  7,926          $  1,977           $  8,101
                                                     ========           ========          ========           ========

Net income per share:
   Basic                                             $   0.34           $   0.25           $  0.67           $   0.26
   Diluted                                               0.34               0.25              0.67               0.26

Weighted average number of shares outstanding:
   Basic                                               20,998             21,365            20,641             21,365
   Diluted                                             20,998             21,370            20,641             21,371


*Commencement of operations.

The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(IN THOUSANDS)
--------------------------------------------------------------------------

                                                                                  Accumulated
                                     Common       Additional    Distributions        Other           Treasury       Total
                                     Stock,        Paid-In        In Excess      Comprehensive        Stock,     Stockholders'
                                   Par Value       Capital       Of Earnings          Loss           At Cost        Equity
                                 ---------------------------------------------------------------------------------------------
Balance at December 31, 1998            $    21      $ 296,836      $  (20,148)    $  (79,137)       $ (15,843)     $ 181,729

Net income                                                              13,931                                         13,931

Change in net unrealized gain
(loss) on securities available
for sale, net of
reclassification
adjustment                                                                            (11,954)                        (11,954)

Distributions declared                                                 (12,177)                                       (12,177)

Shares issued under Dividend
Reinvestment and Stock Purchase
Plan                                          1          6,726                                                          6,727

                                 ---------------------------------------------------------------------------------------------

Balance at June 30, 1999                $    22      $ 303,562       $ (18,394)    $  (91,091)      $  (15,843)     $ 178,256
                                 =============================================================================================


The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                         For the Period
                                                                                    For the Six          March 24, 1998*
                                                                                    Months Ended             Through
                                                                                   June 30, 1999          June 30, 1998
                                                                                   -------------          -------------
Cash flows from operating activities:
     Net income                                                                     $     13,931            $     5,554

Adjustments to reconcile net income to net cash provided by operating activities:

        Purchase of securities held for trading                                       (5,101,068)                      -
        Proceeds from sales of securities held for trading                             5,271,249                       -
        Premium amortization (discount accretion), net                                       216                   3,256
        Noncash portion of net foreign currency loss                                          83                       -
        Net gain on sale of securities                                                    (2,395)                      -
        Decrease (increase)  in other assets                                               2,110                 (11,484)
        (Decrease) increase in other liabilities                                          (5,380)                  6,207
                                                                                  -----------------     ------------------
Net cash provided by operating activities                                                178,746                   3,533
                                                                                  -----------------     ------------------

Cash flows from investing activities:

     Purchase of securities available for sale                                           (79,325)             (1,086,518)
     Funding of commercial mortgage loan                                                 (14,566)                      -
     Maturities of restricted cash equivalents                                             3,242                       -
     Principal payments received on securities available for sale                         48,675                  11,830
     Proceeds from sales of securities available for sale                                 21,513                  17,133
     Payable for securities purchased                                                     19,712                  57,733
                                                                                  -----------------     ------------------
Net cash used in investing activities                                                       (749)               (999,822)
                                                                                  -----------------     ------------------

Cash flows from financing activities:
     Increase (decrease) in net short-term borrowings                                   (164,579)                699,347
     Proceeds from issuance of common stock, net of offering costs                         6,726                 296,972
     Distributions on common stock                                                       (11,885)                      -
     Other common stock transactions                                                           -                    (230)
                                                                                  -----------------     ------------------
Net cash provided (used) by financing activities                                        (169,738)                996,089
                                                                                  -----------------     ------------------
Net Increase (decrease) in cash and cash equivalents                                       8,259                    (200)
Cash and cash equivalents, beginning of period                                             1,087                     200
                                                                                  =================     ==================
Cash and cash equivalents, end of period                                                $  9,346                 $     0
                                                                                  =================     ==================

Supplemental disclosure of cash flow information:
     Interest paid                                                                      $ 15,795                 $   968
                                                                                  =================     ==================

Noncash financing activities:
     Net change in unrealized gain (loss) on securities available for sale              $(11,954)               $  2,547
                                                                                  =================     ==================
     Distributions declared, not yet paid                                               $  6,088                $  5,769
                                                                                  =================     ==================


* Commencement of operations.

The accompanying notes are an integral part of these financial statements.



   ANTHRACITE CAPITAL, INC.
   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT

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

   The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

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

   RESTRICTED CASH EQUIVALENTS

   At December 31, 1998, $3,243 of the Company's cash equivalents was pledged to secure its short-term borrowings and was classified as restricted cash equivalents on the statement of financial condition. At June 30, 1999, none of the Company's cash equivalents were pledged.

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

   COMMERCIAL MORTGAGE LOANS

   The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing commercial mortgage loans have been deferred and the net amount is added to or subtracted from the basis of the loans on the statement of financial condition. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

   SHORT SALES

   As part of its short-term trading strategies (see Note 3), the Company may sell securities that it does not own ("short sale"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sale is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held for trading in the statement of operations and comprehensive income.

   The Company is exposed to credit loss in the event of nonperformance by any broker that holds a deposit as collateral for securities sold short. However, the Company does not anticipate nonperformance by any broker.

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

   FORWARD COMMITMENTS

   As part of its short-term trading strategies (see Note 3), the Company may enter into forward commitments to purchase or sell U.S. Treasury or agency securities, which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the statement of operations and comprehensive income.

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

   Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at June 30, 1999 and December 31, 1998.

   Revenues and expenses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss. During the term of the forward currency exchange contracts, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the statement of operations and comprehensive income.

   The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company's hedging instruments. However, the Company does not anticipate nonperformance by any counterparty.

   FOREIGN CURRENCIES

   Assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the date of the statement of financial condition. Revenues, costs, and expenses denominated in foreign currencies are translated at average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from this process are recognized in the statement of operations and comprehensive income.

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

   The Company is required to implement SFAS 133 by January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and does not believe that implementation will have a material effect on the Company's financial statements based on its current hedging strategies.

   RECLASSIFICATIONS

   Certain amounts from prior periods have been reclassified to conform to the 1999 presentation.

   NOTE 2    SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 1999 are summarized as follows:

                                                                                               Gross          Estimated
                                                                            Amortized        Unrealized          Fair
                           Security Description                                Cost             Loss            Value
   ---------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   Non-investment grade rated subordinated securities                          $ 315,757        $ (79,376)       $ 236,381
   Non-rated subordinated securities                                              36,585           (9,780)          26,805
                                                                          --------------- ----------------- ---------------
        Total CMBS                                                               352,342          (89,156)         263,186
                                                                          --------------- ----------------- ---------------
   Single-family residential mortgage-backed securities ("RMBS"):

   Agency adjustable rate securities                                              11,137             (121)          11,016
   Agency fixed rate securities                                                   68,821             (691)          68,130
   Privately issued investment grade rated fixed rate securities                 119,724             (986)         118,738
                                                                          --------------- ----------------- ---------------
        Total RMBS                                                               199,682           (1,798)         197,884
                                                                          --------------- ----------------- ---------------
   Agency insured project loan                                                     3,217             (137)           3,080
                                                                          =============== ================= ===============
        Total securities available for sale                                    $ 555,241        $ (91,091)       $ 464,150
                                                                          =============== ================= ===============

   At June 30, 1999, an aggregate of $368,489 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

   The amortized cost and estimated fair value of securities available for sale at December 31, 1998 are summarized as follows:



                                                                                  Gross           Gross         Estimated
                                                                 Amortized      Unrealized      Unrealized         Fair
                      Security Description                         Cost            Gain            Loss           Value
   ----------------------------------------------------------- -------------- --------------- --------------- ---------------
   Commercial mortgage-backed securities ("CMBS"):
   Non-investment grade rated subordinated securities              $ 314,209                      $ (65,475)       $ 248,734
   Non-rated subordinated securities                                  38,200                        (13,916)          24,284
                                                               -------------- --------------- --------------- ---------------
        Total CMBS                                                   352,409                        (79,391)         273,018
                                                               -------------- --------------- --------------- ---------------
   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                  17,977          $   22                          17,999
   Agency fixed rate securities                                       13,022               1                          13,023
   Privately issued investment grade rated fixed rate
        securities                                                   157,571             278            (96)         157,753
                                                               -------------- --------------- --------------- ---------------
        Total RMBS                                                   188,570             301            (96)         188,775
                                                               -------------- --------------- --------------- ---------------
   Agency insured project loan                                         3,226              49                           3,275
                                                               ============== =============== =============== ===============
        Total securities available for sale                        $ 544,205          $  350      $ (79,487)       $ 465,068
                                                               ============== =============== =============== ===============

   At December 31, 1998, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

   As of June 30, 1999, there were 1,566 loans underlying the subordinated CMBS held by the Company with an original principal balance of $8,888,725.

   The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at June 30, 1999 is as follows:

                                               Estimated
                 Security Rating               Fair Value         Percentage
   ----------------------------------------- ---------------- ---------------
   Agency and agency insured securities
                                                   $ 82,226           17.7%
   AAA                                              118,738            25.5
   BB+                                               24,470             5.3
   BB                                                23,056             5.0
   BB-                                               52,631            11.3
   B+                                                 8,125             1.8
   B                                                 83,497            18.0
   B-                                                30,732             6.6
   CCC                                               13,870             3.0
   Not rated                                         26,805             5.8
                                             ================ ===============
   Total securities available for sale            $ 464,150            100%
                                             ================ ===============

   As of June 30, 1999 the mortgage loans underlying the subordinated CMBS held by the Company were secured by properties of the types and at the locations identified below:

      Property Type    Percentage (1)   Geographic Location  Percentage (1)
   ----------------- ---------------    -------------------  --------------
   Multifamily               29.7%      California                 12.6%
   Retail                     27.6      Texas                       10.7
   Office                     16.3      New York                     9.6
   Lodging                     9.9      Florida                      6.2
   Other                      16.5      Other (2)                   60.9
                     ==============                          ===========
   Total                   100.0%       Total                      100.0%
                     ==============                          ===========

(1) Based on a percentage of the total unpaid principal balance of the underlying loans. (2) No other individual state comprises more than 5% of the total.

   The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the company as of June 30, 1999:

                                              Principal          Number
                                               Amount           of Loans
                                              ---------         ---------
    Past due 30 to 60 days                     $ 9,969              2
    Past due 90 days or more                    36,284              5
                                               --------         --------
    Total past due                             $46,253              7
                                               ========         =========

   Subsequent to June 30, 1999, the party which originally contributed two of the above loans to the CMBS trust, which are currently past due 90 days or more, repurchased one loan for the full face amount of $1,232, and has indemnified the CMBS trust against a loss of up to $1,300 for another loan which has a principal balance of $9,181. The six remaining mortgage loans comprise 0.518% of the aggregate principal balance and .383% of the number of the mortgage loans underlying the Company's subordinated CMBS. These six loans have been transferred to special servicing. The servicers of the delinquent loans are currently in negotiations with the relevant borrowers to resolve payment deficiencies and/or have initiated foreclosure. No assurance can be given that these negotiations will result in the deficiencies being paid in full.

   To the extent that realized losses, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected GAAP yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and GAAP yields are appropriate.

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

   The subordinated CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitization. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class's, stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination.

   As of June 30, 1999, the anticipated weighted average unleveraged yield to maturity for GAAP purposes of the Company's CMBS was 9.52% per annum and of the Company's other securities available for sale was 6.42% per annum. The Company's anticipated yields to maturity on its CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan. At June 30, 1999, the average periodic cap on the agency adjustable rate RMBS was 2.0% per annum and the average lifetime cap net of servicing fees was equal to 11.7%.

   At June 30, 1999, the unamortized net discount on securities available for sale was $206,450, which represented 27.1% of the then remaining face amount of such securities.

   During the three months and six months ended June 30, 1999, the Company sold a portion of its securities available for sale for total proceeds of $1,400 and $21,513, respectively, resulting in realized gains of $7 (net of $16 gain previously reported) and $142, respectively.

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

   The Company's securities held for trading are carried at estimated fair value. At June 30, 1999, the Company did not have any long positions in securities held for trading. At December 31, 1998, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $166,835. At June 30, 1999, the Company held short positions in U.S. Treasury securities with an estimated fair value of $(24,042). At December 31, 1998, the Company held short positions consisting of U.S. Treasury securities and an agency fixed rate note with estimated fair values of $(223,757) and $(51,328), respectively.

   During the three months and six months ended June 30, 1999, aggregate net realized and unrealized gains on securities held for trading (including forward commitments to purchase or sell agency RMBS -- see
   Note 10) were $1,072 and $2,253, respectively.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

   NOTE 4    COMMERCIAL MORTGAGE LOANS

   On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan at June 30, 1999 (at the exchange rate in effect on that date) are summarized as follows:

    Interest      Principal      Unamortized        Amortized
      Rate         Balance         Discount           Cost
   ------------- ------------- ------------------ ---------------
      9.21%       $33,842          $  85             $ 33,757

   The exchange rate for the British pound at June 30, 1999 was (pound)0.634417 to US$1.00.

   At June 30, 1999, the entire principal balance of the Company's investment in the loan was pledged to secure line of credit borrowings included in short-term borrowings. The loan is denominated in pounds sterling and was current in payment status at June 30, 1999.

   Through June 30, 1999, the Company had funded $14,566 under a commitment outstanding to fund a $35,000 floating rate commercial real estate construction loan secured by a second mortgage. The subject property is an office complex located in Santa Monica, California. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the two-and-one-half year life of the loan. At June 30, 1999, the interest rate on amounts funded under the commitment was 11.45% and the borrower had made all payments when due. During the third quarter of 1999, the Company funded an additional $8,295 of this commitment.

   NOTE 5    COMMON STOCK

   On each of March 17 and June 17, 1999, the Company declared distributions to its stockholders of $0.29 per share, which were paid on April 15 and July 15, 1999 to stockholders of record on March 31 and June 30, 1999.

   During the first quarter of 1999, the Company issued 1,013,326 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRSP') and received total proceeds of $6,726. No shares were issued under the DRSP during the second quarter of 1999.

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

   The Company accrued $1,073 and $2,123 and $870 in base management fees in accordance with the terms of the Management Agreement for the three months and six months ended June 30, 1999, and for the period March 24, 1998 to June 30, 1998, respectively. The amount payable for base management fees is included in other liabilities in the statement of financial condition.

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

   The Company has not accrued for or paid the Manager any incentive compensation since it commenced operations.

   On March 17, 1999, the Company's Board of Directors approved an Administration Agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the Administration Agreement, the Manager will provide financial reporting, audit coordination and accounting oversight services. The Company will pay the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the Administrative Agreement are substantially similar to the terms of the previous agreement. For the three months and six months ended June 30, 1999, the administration fee was $30 and $60, respectively.

   On March 19, 1999, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust I (the "Trust") for a total of $1,377 from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trust. The assets of the Trust consisted of commercial mortgage loans originated or acquired by Midland. In connection with this transaction, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trust. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. On June 30, 1999, the Company's interest in the Trust was sold for $1,400 resulting in a realized gain of $23. The Company paid interest of approximately $21 to PNC Funding Corp. during the six months ended June 30, 1999.

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

   Pursuant to the 1998 Stock Option Plan, on March 27, 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, were granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9 years. One quarter of these options, representing 372,036 shares, vested on March 27, 1999 and the remaining options vest in three equal installments on March 27, 2000, March 27, 2001 and March 27, 2002. All of these options remain outstanding; none were exercised or expired during 1998 or 1999.

   In addition to the foregoing, on March 17, 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.44 per share. The remaining contractual life of each option is approximately 10 years. The options vest in two equal installments on March 31, 2000 and March 31, 2001. None of these options were exercised or expired during 1999.

   Options to purchase 246,544 shares of the Company's common stock that were granted to certain officers, directors and employees of the Company and the Manager in connection with the Company's initial public offering expired on March 30, 1999; none were exercised during 1998 or 1999.

   NOTE 8    BORROWINGS

   The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

   During 1998, the Company entered into a Master Assignment Agreement, as amended, and the related Note, which provide financing for the Company's investments. The agreement, which is with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), permits the Company to borrow up to $400,000, and terminates August 20, 1999. Merrill Lynch has agreed to extend the termination date of the Master Assignment Agreement to August 20, 2000. The Company is negotiating to reduce the availability under the Master Assignment Agreement to $200,000. As of June 30, 1999 the outstanding borrowings under this line of credit are $62,423. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate.

   The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

   In June 1999, the company closed a $17,500, three year term financing secured by the Company's $35,000 commercial real estate construction loan. As of June 30, 1999, the Company had not drawn under this loan but anticipates to within 30 days.

   On July 19, 1999 the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term with a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and finance the acquisition of mortgage backed securities and loan investments. As of August 15, 1999, no amounts are drawn under this facility.

   The Company is subject to various financial covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 4.5 to 1, as well as a covenant that the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At June 30, 1999, the Company was in compliance with all such covenants.

   Certain information with respect to the Company's short-term borrowings at June 30, 1999 is summarized as follows:

                                                                                    Reverse                  Total
                                                             Lines of              Repurchase             Short-Term
                                                              Credit               Agreements             Borrowings
                                                        --------------------- ----------------------- ----------------------
   Outstanding borrowings                                      $ 62,423               $ 259,062              $ 321,485
   Weighted average borrowing rate                                6.65%                   5.65%                  5.84%
   Weighted average remaining maturity                          51 Days                 27 Days                31 Days
   Estimated fair value of assets pledged                     $ 113,404                $288,842              $ 402,246

   At June 30, 1999, $21,772 of borrowings outstanding under the lines of credit were denominated in pounds sterling.

   At June 30, 1999, the Company's short-term borrowings had the following remaining maturities:

                                                                                    Reverse                  Total
                                                             Lines of              Repurchase             Short-Term
                                                              Credit               Agreements             Borrowings
                                                        --------------------- ----------------------- ----------------------
   Within 30 days                                                     -               $ 247,155              $ 247,155
   31 to 59 days                                                 62,423                  11,907                 74,330
                                                        ===================== ======================= ======================
                                                                $62,423               $ 259,062              $ 321,485
                                                        ===================== ======================= ======================

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


   NOTE 9    HEDGING INSTRUMENTS

   The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At June 30, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $62 at June 30, 1999.

   NOTE 10   COMMITMENTS AND CONTINGENCIES

   Information with respect to the Company's outstanding forward commitments to purchase or sell agency RMBS at June 30, 1999 is summarized as follows:


                                                                 Estimated
                           Principal          Contract            Fair                                                     Net
                           Amount             Price of           Value of            Gross               Gross         Unrealized
                           of Subject          Subject            Subject          Unrealized          Unrealized        Gains
    Description            Securities         Securities         Securities          Losses              Gains          (Losses)
----------------------- ------------------ ------------------ ----------------- ------------------- ------------------------------
   Forward
   commitments
   to purchase
   (sell)                          -                  -               -               $ (707)               $ 937         $ 230

   The gross unrealized gains and gross unrealized losses shown above are included in other assets and other liabilities, respectively, in the statement of financial condition. In instances where a forward commitment has been closed out with the same counterparty and a right of setoff exists, only the net unrealized gain or loss is reflected in other assets or liabilities. All of the Company's forward commitments to purchase or sell agency RMBS at June 30, 1999 are related to delivery of such securities in July 1999. All such commitments were closed out prior to their respective contractual delivery dates.

   Through June 30, 1999, the Company had funded $14,566 under a commitment outstanding to fund a $35,000 floating rate construction loan. See Note 4.


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

   MARKET CONDITIONS: During the second quarter of 1999 the market for high yield CMBS and commercial loans remained relatively stable. The recovery of below investment grade CMBS prices from the lows of 1998 has been seen to a modest degree and credit fundamentals remain strong. Delinquencies reported by the American Council of Life Insurers continued to decline to new lows as the U.S. economy continued to turn in strong performance.

   The second quarter of 1999 saw the yield on the ten-year U.S. Treasury
   Note increase by 49 basis points from 5.24% to 5.73% while spreads between below investment grade sectors of the CMBS markets and the ten-year U.S. Treasury Note tightened modestly across rating categories. The potential for further spread tightening in below investment grade tranches is highly dependent on the general demand for and valuation of credit risk. Although some tightening has been observed, CMBS subordinate spreads remain at historically wide levels to comparably rated corporate bonds and this factor when combined with reduced supply of subordinate CMBS may promote further tightening. The chart below compares the credit spreads for BB rated CMBS to BB rated corporate bonds.

                                          Average Credit Spreads (in basis points)*
                                          ----------------------------------------
                                    BB CMBS              BB Corporate                Difference
                                    -------              ------------                ----------
   As of March 31, 1999               620                     302                       318
   As of June 30, 1999                525                     326                       199

   * Source - Lehman Brothers CMBS High Yield BB Index & Lehman Brothers High Yield BB Index

   The increase in interest rates in the second quarter led to a decline in the value of the Company's investment portfolio since March 31, 1999. The unrealized loss on the Company's holdings of subordinated CMBS increased from $87,766 at March 31, 1999 to $89,156 at June 30, 1999.

   Real estate credit fundamentals remained solid and the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio of mortgage loans underlying the subordinated CMBS matures and pays off over time, to the extent that loss estimates prove accurate the Company expects to receive back its original adjusted purchase basis of the CMBS assets. Based upon the number of common shares outstanding as of June 30, 1999 this would result in a realizable value of approximately $12.74 per share. The following chart describes the cost of funds and the net interest margin for the Company's assets.

                                           Weighted            Net Interest
                                         Cost of Funds            Margin
                                         -------------         ------------
  Quarter ended March 31, 1999               5.92%                 5.90%
  Quarter ended June 30, 1999                5.26%                 6.42%

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

   From March 31, 1999 to June 30, 1999, one-month LIBOR increased from 4.94% to 5.24%. The increase in LIBOR during the period had a slight negative impact on the Company's financing costs. At the end of July 1999, the ten-year U.S. Treasury yield had increased from its June 30, 1999 level to 5.91%, while one month LIBOR had decreased by five basis points during the same period.

   RECENT EVENTS: During the third quarter of 1999, the Company applied a portion of its cash on hand to fund approximately $8,295 of its commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage (see Note 4 to the accompanying financial statements). The Company intends to fund the remaining portion of the commitment through a combination of existing cash on hand, and borrowings through its $17,500 term financing.

   On July 19, 1999 the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term with a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and finance the acquisition of additional mortgage backed securities and loan investments.

   During the third quarter of 1999, Merrill Lynch agreed to extend the termination date of the Master Assignment Agreement and the related Note to August 20, 2000. The Company has reduced the availability under the Master Assignment Agreement to $200,000. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets.

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

   The Company's FFO for the three months and six months ended June 30, 1999 was $7,196 and $13,931, respectively, which was the same as its reported GAAP net income for such periods. The Company reported cash flows provided by operating activities of $178,746, cash flows used in investing activities of $749 and cash flows used in financing activities of $169,738 in its statement of cash flows for the six months ended June 30, 1999.

   RESULTS OF OPERATIONS

   Net income for the three months and six months ended June 30, 1999 were $7,196 or $0.34 per share (basic and diluted) and $13,931 or $0.67 per share (basic and diluted), respectively, as compared with $5,381 or $0.25 per share (basic and diluted) and $5,554 or $0.26 per share (basic and diluted) for the three months ended June 30, 1998 and for the period March 24, 1998 (commencement of operations) to June 30, 1998, respectively. Because the Company was in the process of initially acquiring its investment portfolio during the 1998 periods, the results of operations for those periods are not comparable to the 1999 results.

   INTEREST INCOME: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resultant average yields. Information is based on monthly average balances during the periods.

                                                                For the Three Months Ended June 30, 1999
                                                     -----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                           Income               Balance                Yield
                                                     --------------------- --------------------- ---------------------
                                                     --------------------- --------------------- ---------------------
   CMBS                                                     $  8,382              $353,403             9.49%
   Other securities available for sale                         3,240               199,941             6.48%
   Commercial mortgage loans                                   1,135                45,374             10.00%
                                                     ===================== ===================== =====================
   Total                                                    $ 12,757              $598,718             8.52%
                                                     ===================== ===================== =====================



                                                                 For the Six Months Ended June 30, 1999
                                                     -----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                           Income               Balance                Yield
                                                     --------------------- --------------------- ---------------------
                                                     --------------------- --------------------- ---------------------
   CMBS                                                     $ 16,739              $352,779             9.49%
   Other securities available for sale                         6,209               198,680             6.25%
   Commercial mortgage loans                                   2,043                41,200             9.92%
                                                     ===================== ===================== =====================
   Total                                                    $ 24,991              $592,659             8.43%
                                                     ===================== ===================== =====================

   In addition to the foregoing, the Company earned $58 and $300 in interest income from cash and cash equivalents and $1,136 and $2,619 in interest income from securities held for trading during the three months and six months ended June 30, 1999, respectively. There was no trading activity during the comparable periods of 1998.

                                                                  For the Three Months Ended June 30, 1998
                                                     -----------------------------------------------------------------
                                                           Interest              Average              Annualized
                                                            Income               Balance                 Yield
                                                     --------------------- --------------------- ---------------------
   Securities available for sale                           $ 10,772             $ 587,943                  7.35%
   Cash and cash equivalents                                     56                 3,900                   5.76
                                                     ===================== ===================== =====================
   Total                                                   $ 10,828             $ 591,843                  7.34%
                                                     ===================== ===================== =====================

                                                                        For the Period March 24, 1998
                                                                            Through June 30, 1998
                                                     -----------------------------------------------------------------
                                                           Interest              Average              Annualized
                                                            Income               Balance                 Yield
                                                     --------------------- --------------------- ---------------------
   Securities available for sale                           $ 10,890             $ 552,497                  7.27%
   Cash and cash equivalents                                    154                10,180                   5.56
                                                     ===================== ===================== =====================
   Total                                                   $ 11,044             $ 562,677                  7.24%
                                                     ===================== ===================== =====================

   INTEREST EXPENSE: The following tables sets forth information regarding the total amount of interest expense from certain of the Company's short-term borrowings and the resultant average yields. Information is based on daily average balances during the period.

                                                                For the Three Months Ended June 30, 1999
                                                     -----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                          Expense               Balance                Yield
                                                     --------------------- --------------------- ---------------------
   Reverse repurchase agreements                              $3,831              $299,532             5.11%
   Lines of credit borrowings                                    806                53,133             6.07%
                                                     ===================== ===================== =====================
   Total                                                      $4,637              $352,665             5.26%
                                                     ===================== ===================== =====================

                                                                 For the Six Months Ended June 30, 1999
                                                     -----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                          Expense               Balance                Yield
                                                     --------------------- --------------------- ---------------------
   Reverse repurchase agreements                              $6,881              $244,690             5.62%
   Lines of credit borrowings                                  2,753                89,594             6.15%
                                                     ===================== ===================== =====================
   Total                                                      $9,634              $334,284             5.76%
                                                     ===================== ===================== =====================

   In addition to the foregoing, the Company incurred $1,374 and $3,500 in interest expense from short-term borrowings relating to its securities held for trading and securities sold short during the three months and six months ended June 30, 1999, respectively. No such interest was incurred during the comparable periods of 1998.

                                                                  For the Three Months Ended June 30, 1998
                                                     -----------------------------------------------------------------
                                                           Interest              Average              Annualized
                                                            Expense              Balance                 Yield
                                                     --------------------- --------------------- ---------------------
   Reverse repurchase agreements                            $ 4,379             $ 310,862                  5.65%

                                                                        For the Period March 24, 1998
                                                                            Through June 30, 1998
                                                     -----------------------------------------------------------------
                                                           Interest              Average              Annualized
                                                            Expense              Balance                 Yield
                                                     --------------------- --------------------- ---------------------
   Reverse repurchase agreements                            $ 4,382             $ 285,906                  5.65%

   NET INTEREST MARGIN FROM OPERATING PORTFOLIO: The Company considers its operating portfolio to consist of its securities available for sale, its commercial mortgage loans and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity. Net interest margin from the operating portfolio is annualized net interest income from the portfolio divided by the average monthly balance of interest-earning assets in the portfolio. Net interest income from the operating portfolio is total interest income from the portfolio less interest relating to short-term borrowings secured by investments in the operating portfolio. For the three months and six months ended June 30, 1999, total interest income from the operating portfolio was $12,815 and $25,291, and total related interest expense was $4,637 and $9,634, respectively, resulting in net interest income of $8,178 and $15,657 and net annualized interest margin of 6.42% and 6.17% from the operating portfolio for such periods, respectively. Net interest margin was 4.37% for the three months ended June 30, 1998 and for the period March 24, 1998 through June 30, 1998.

   OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $1,073 and $2,123 for the three months and six months ended June 30, 1999, respectively and $849 and $870 for the three months ended June 30, 1998 and the period March 24, 1998 through June 30, 1998, respectively, were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $734 and $1,034 for the three months and six months ended June 30, 1999, respectively, and of $219 and $238 for the three months ended June 30, 1998 and the period March 24, 1998 through June 30, 1998, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs and other miscellaneous expenses.

   OTHER GAIN (LOSS): During the three months and six months ended June 30, 1999, the Company sold a portion of its securities available for sale for total proceeds of $1,400 and $21,513, resulting in realized gains of $7 and $142, respectively. The gain on securities held for trading of $1,072 and $2,253 for the three months and six months ended June 30, 1999, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell agency RMBS, and financial futures contracts. The foreign currency loss of $16 and $83 for the three months and six months ended June 30, 1999, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling. There were no items of other gain (loss) in the comparable periods of 1998.

   DISTRIBUTIONS DECLARED: On each of March 17 and June 15, 1999, the Company declared distributions to its stockholders totaling $6,089 or $0.29 per share, which were paid on April 15 and July 15, 1999 to stockholders of record on March 31 and June 30, 1999, respectively. On June 15, 1998, the Company declared dividends to its stockholders totaling $5,769 or $0.27 per share. These dividends were paid on July 15, 1998 to stockholders of record on June 30, 1998.

   TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $7,751 and $15,604, or $0.37 and $0.76 per share (basic and diluted), for the three months and six months ended June 30, 1999, respectively, compared to net income as calculated in accordance with generally accepted accounting principles (GAAP) of $7,196 and $13,931, or $0.34 and $0.67 per share (basic and diluted), for the three months and six months ended June 30, 1999, respectively.

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

   For tax purposes the fourth quarter 1998 dividend of $0.29 is treated as a 1999 distribution. Thus, for tax purposes the total distribution paid in 1999 is $0.87.

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

   A reconciliation of GAAP net income to tax basis net income is as follows:

                                                                                    For the Three            For the Six
                                                                                    Months Ended            Months Ended
                                                                                    June 30, 1999           June 30, 1999
                                                                                ------------------------------------------------
   GAAP net income                                                                         $ 7,196           $ 13,931
   Subordinate CMBS income differences due to credit loss assumptions                          942              2,044
   General and administrative expense differences                                            (387)               (371)
                                                                                ================================================
   Tax basis net income                                                                    $ 7,751           $ 15,604
                                                                                ================================================
                                                                                                             For the Period
                                                                                     For the Three           March 24, 1998
                                                                                     Months Ended              Through
                                                                                     June 30, 1998          June 30, 1998
                                                                                -----------------------------------------------
   GAAP net income                                                                     $ 5,381                $ 5,554
   Subordinate CMBS interests income differentials                                         143                    143
   General and administrative expense differences                                          113                    113
   Other                                                                                    15                     15
                                                                                ===============================================
   Tax basis income                                                                    $ 5,652                $ 5,825
                                                                                ===============================================

   CHANGES IN FINANCIAL CONDITION

   SECURITIES AVAILABLE FOR SALE: At June 30, 1999 and December 31, 1998 an aggregate of $91,091 and $79,137, respectively, in unrealized losses on securities available for sale were included as a component of accumulated other comprehensive (loss) in stockholders' equity.

   The Company's securities available for sale, which are carried at estimated fair value, included the following at June 30, 1999:

                                                                     Estimated
                                                                        Fair
                    Security Description                               Value                 Percentage
--------------------------------------------------------------- ----------------------- ------------------------
   Commercial mortgage-backed securities:
   Non-investment grade rated subordinated securities                   $ 236,381                    50.9%
   Non-rated subordinated securities                                       26,805                      5.8
                                                                ----------------------- ------------------------
                                                                          263,186                     56.7
   Total CMBS
                                                                ----------------------- ------------------------

   Single-family residential mortgage-backed securities:
   ("RMBS"):
   Agency adjustable rate securities                                       11,016                      2.4
   Agency fixed rate securities                                            68,130                     14.7
   Privately issued investment grade rated fixed rate                     118,738                     25.6
   securities
                                                                ----------------------- ------------------------
                                                                          197,884                     42.7
   Total RMBS
                                                                ----------------------- ------------------------
   Agency insured project loan                                              3,080                      0.6
                                                                ======================= ========================
                                                                         $464,150                   100.0%
   Total securities available for sale
                                                                ======================= ========================


   The Company's securities available for sale included the following at December 31, 1998:

                                                                      Estimated
                                                                        Fair
                    Security Description                                Value                Percentage
---------------------------------------------------------------- ---------------------- ------------------------
   Commercial mortgage-backed securities:
   Non-investment grade rated subordinated securities                   $ 248,734                    53.5%
   Non-rated subordinated securities                                       24,284                      5.2
                                                                 ---------------------- ------------------------
                                                                          273,018                     58.7
   Total CMBS
                                                                 ---------------------- ------------------------

   Single-family residential mortgage-backed securities:
   ("RMBS"):
   Agency adjustable rate securities                                       17,999                      3.9
   Agency fixed rate securities                                            13,023                      2.8
   Privately issued investment grade rated fixed rate                     157,753                     33.9
   securities
                                                                 ---------------------- ------------------------
                                                                          188,775                     40.6
   Total RMBS
                                                                 ---------------------- ------------------------
   Agency insured project loan                                              3,275                      0.7
                                                                 ====================== ========================
                                                                         $465,068                    100.0%
   Total securities available for sale
                                                                 ====================== ========================

   During three months and six months ended June 30, 1999, the Company sold a portion of its securities available for sale for total proceeds of $1,400 and $21,513, respectively, resulting in realized gains of $7 and $142, respectively.

   SHORT-TERM BORROWINGS: To date, the Company's debt has consisted of lines of credit borrowings and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loan denominated in pounds sterling. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

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

                                                                For the Six Months Ended June 30, 1999
                                                 ------------------------------------------------------------------------
                                                     June 30, 1999              Maximum                Range of
                                                        Balance                 Balance               Maturities
                                                 ------------------------- --------------------- ------------------------
   Reverse repurchase agreements                            $259,062              $425,070           1 to 51 days
   Line of credit borrowings                                  62,423               164,819              51 days
                                                 ------------------------- --------------------- ------------------------
   Total                                                    $321,485              $589,889           1 to 51 days
                                                 ========================= ===================== ========================

   HEDGING INSTRUMENTS: The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 10, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At June 30, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $62 at June 30, 1999.

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

   The Company's operating activities provided cash flows of $178,746 during the six months ended June 30, 1999, primarily through sales of trading securities in excess of purchases.

   The Company's investing activities used cash flows totaling $749 during the six months ended June 30, 1999, primarily to purchase securities available for sale and to fund a commercial mortgage loan.

   The Company's financing activities used $169,738 during the six months ended June 30, 1999, primarily to reduce the level of short-term borrowings related to the Company's trading portfolio.

   Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient coupon income in cash from its portfolio to fund distributions to stockholders as necessary to maintain its REIT status.

   The Company is subject to various financial covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 4.5 to 1, as well as a covenant that the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At June 30, 1999, the Company was in compliance with all such covenants.

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

   YEAR 2000 READINESS DISCLOSURE: The Company is currently in the process of evaluating its information technology infrastructure and other systems for Year 2000 readiness. Substantially all of the Company's infrastructure and systems are supplied by the Manager. The Manager has advised the Company that it has evaluated whether such systems are Year 2000 ready.

   The Manager has advised the Company that it has established a plan for minimizing the risks posed by the Year 2000 problem. For its internal systems, the Manager established a plan to test systems for Year 2000 readiness, remediate such systems where necessary, and validate its remediation efforts to confirm Year 2000 readiness. With respect to products and services provided by third parties, the Manager established a plan to learn from the third parties whether their products and services are Year 2000 ready and upgrade to Year 2000 ready products and services where necessary. In addition, the Manager has developed contingency plans for all mission critical systems. Finally, the Manager and the Company has participated in industry-wide Year 2000 testing of its systems where available and appropriate.

   The Manager has advised the Company that it has completed the testing, remediation and validation of its internal systems for Year 2000 readiness. The Manager has advised the Company that it has communicated with substantially all of the Manager's and the Company's suppliers of products and services to determine their Year 2000 readiness status and the extent to which the Manager or the Company could be affected by any supplier's Year 2000 readiness issues. The Manager has received responses from substantially all such suppliers with respect to their Year 2000 readiness. Some suppliers have indicated that an upgrade of their products or services will be necessary in order to make such products or services Year 2000 ready. The Manager completed such upgrades for critical third party software by June 30, 1999 and plans to complete such upgrade for the remaining third party software by September 30, 1999. Despite assurances from such suppliers that they expect to complete such upgrades, there can be no assurance that the products and services of such suppliers, who are beyond the Company's control, will be Year 2000 ready. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected.

   The Manager has advised the Company that it expects to incur costs of up to $1,000 to complete the evaluation and modification of its systems as may be necessary to achieve Year 2000 readiness. The Company may be required to bear a portion of the costs incurred by the Manager in this regard. Approximately $750 has been expended by the Manager as of June 30, 1999. There can be no assurance that the costs will not exceed the amount referred to above.

   The Manager has advised the Company that it has completed a contingency plan for the possible Year 2000 failure of its mission critical systems or suppliers and is in the process of implementing the contingency plan. In addition to the contingency plan, the Manager has informed the Company that it intends to develop a plan for checking its critical systems on January 1 and 2, 2000 to determine whether such systems will continue to operate on Monday, January 3, 2000 when business resumes. There can be no assurance that such a plan or the Manager's contingency plan will be successful in preventing a disruption of the Company's operations.

   The Manager has advised the Company that it does not anticipate any material disruption in the operations of the Company as a result of any failure by the Manager to achieve Year 2000 readiness. There can be no assurance, however, that the Company will not experience a disruption in operations caused by Year 2000 problems.


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

   All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of June 30, 1999. Actual results could differ significantly from these estimates.


            PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                     GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS

    Change in Treasury Yield Curve,          Projected Change in Portfolio
           +/- Basis Points                         Net Market Value
    -------------------------------          -----------------------------
                 -300                                    33.8%
                 -200                                    22.8%
                 -100                                    11.5%
               Base Case                                   0
                 +100                                   (11.8)%
                 +200                                   (23.9)%
                 +300                                   (36.2)%


           PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                      GIVEN CMBS CREDIT SPREAD MOVEMENTS

       Change in Credit Spreads,             Projected Change in Portfolio
           +/- Basis Points                        Net Market Value
       -------------------------             -----------------------------
                 -300                                    41.5%
                 -200                                    25.8%
                 -100                                    11.9%
               Base Case                                   0
                 +100                                   (9.8)%
                 +200                                  (18.5)%
                 +300                                  (26.4)%



                   PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                                       GIVEN LIBOR MOVEMENTS

                                                          Projected Change
                    Change in LIBOR,                        in Portfolio
                    +/- Basis Points                    Net Interest Income
            ------------------------------------ -------------------------------------
                          -200                                 13.6%
                          -100                                  5.2%
                        Base Case                                0
                          +100                                 (6.9)%
                          +200                                (13.9)%

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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of June 30, 1999, the Company's duration on equity was approximately 11.0 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 11.0%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility. Other methods for evaluating interest rate risk, such as interest rate sensitivity "gap" (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period), are used but are considered of lesser significance in the daily management of the Company's portfolio. The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The majority of the Company's liabilities are borrowings under its lines of credit or reverse repurchase agreements that bear interest at variable rates that reset monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short-term interest rates will tend to increase the Company's net interest income while a period of rising short-term interest rates will tend to reduce the Company's net interest income. Management considers this relationship when reviewing the Company's hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company's net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.

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



   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At June 30, 1999 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

   Item 2.      Changes in Securities and Use of Proceeds

   Not applicable

   Item 3.     Defaults Upon Senior Securities

   Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   On May 17, 1999, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy, for (i) the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify and (ii) for the ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The two nominees were elected and Deloitte & Touche was appointed. The results of the voting are shown below:


           Director                               Votes Cast For                          Votes Cast Against or Withheld
------------------------------------ ----------------------------------------------- -------------------------------------------
Hugh R. Frater                                      15,020,286                                        77,429
Jeffrey C. Keil                                     15,020,286                                        77,429

     Independent Auditor
------------------------------------
Deloitte & Touche                                   15,037,414                                        60,301

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


                                        ANTHRACITE CAPITAL, INC.


   Dated:  August 13, 1999              By: /s/ Hugh R. Frater
                                            --------------------------------
                                            Name: Hugh R. Frater
                                            Title: President and
                                                   Chief Executive Officer
                                            (authorized officer of registrant)



   Dated:  August 13 1999               By: /s/ richard M. Shea
                                            --------------------------------
                                            Name: Richard M. Shea
                                            Title: Chief Operating Officer
                                                   and Chief Financial Officer
                                            (principal accounting officer)