Form 10-Q
period 1999-09-30
ANTHRACITE CAPITAL INC
filed 1999-11-15
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

                      Commission File Number   001-13937
                                             -------------


                          ANTHRACITE CAPITAL, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Maryland                                13-3978906
          ------------------------------             ---------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

     345 Park Avenue, New York, New York                     10154
     --------------------------------------                 --------
    (Address of principal executive offices)               (Zip Code)


    (Registrant's telephone number including area code): (212) 409-3333
                                                         --------------

                               NOT APPLICABLE
  -------------------------------------------------------------------------
 (Former name, former address, and former fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)   Yes X       No __
                        (2)   Yes X       No __

      As of November 11, 1999, 20,964,034 shares of voting common stock ($.001 par value) were outstanding.



                             ANTHRACITE CAPITAL, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Interim Financial Statements........................................4

         Statements of Financial Condition
         At September 30, 1999 and December 31, 1998 (Unaudited).............4

         Statements of Operations and Comprehensive Income
         For the Three Months Ended September 30, 1999 and 1998, and
         For the Nine Months Ended September 30, 1999 and For the Period
         March 24, 1998 (Commencement of Operations) Through September
         30, 1998 (Unaudited)................................................5

         Statement of Changes in Stockholders' Equity
         For the Nine Months Ended September 30, 1999 (Unaudited)............6

         Statements of Cash Flows
         For the Nine Months Ended September 30, 1999 and
         For the Period March 24, 1998 (Commencement of Operations)
         Through September 30, 1998 (Unaudited)..............................7

         Notes to Financial Statements (Unaudited)...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........36

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................41

Item 2.  Changes in Securities and Use of Proceeds..........................41

Item 3.  Defaults Upon Senior Securities....................................41

Item 4.  Submission of Matters to a Vote of Security Holders................41

Item 5.  Other Information..................................................41

Item 6.  Exhibits and Reports on Form 8-K...................................41

SIGNATURES..................................................................42

Financial Data Schedule.....................................................43

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ANTHRACITE CAPITAL, INC.
STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

===========================================================================================

                                                                       September 30, 1999   December 31, 1998
                                                                       ------------------   -----------------
ASSETS
Cash and cash equivalents                                                       $  9,694             $  1,087
Restricted cash equivalents                                                            -                3,243

Deposits with brokers as collateral for securities sold short                          -              276,617
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)         $ 262,905             $273,018
     Investment Grade securities                                         326,000              192,050
                                                                       ---------             --------
Total securities available for sale                                              588,905              465,068
Securities held for trading, at fair value                                             -              166,835
Commercial mortgage loans, net                                                    63,519               35,581
Other assets                                                                       7,554                7,964
                                                                             -----------          -----------
      Total Assets                                                             $ 669,672             $956,395
                                                                             ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized borrowings:
    Secured by pledge of subordinated CMBS                              $154,389             $160,924
    Secured by pledge of other securities available for sale
             and cash equivalents                                        213,605              168,963
    Secured by pledge of securities held for trading                           -              133,163
    Secured by pledge of commercial mortgage loans                        27,980               23,014
                                                                        --------             --------
Total collateralized borrowings                                                $ 395,974            $ 486,064
Securities sold short, at fair value                                                   -              275,085
Payable for securities purchased                                                  88,133                    -
Distributions payable                                                              6,090                5,796
Other liabilities                                                                  3,261                7,721
                                                                             -----------          -----------
     Total Liabilities                                                           493,458              774,666
                                                                             -----------          -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 100,000 shares authorized;                -                    -
     No shares issued
Common stock, par value $0.001 per share; 400,000 shares authorized;
     22,378 shares issued, 20,998 shares outstanding in 1999; and
     21,365 shares issued, 19,985 shares outstanding in 1998                          22                   21
Additional paid-in capital                                                       303,562              296,836
Distributions in excess of earnings                                             (17,948)             (20,148)
Accumulated other comprehensive loss                                            (93,579)             (79,137)
Treasury stock, at cost (1,380 shares)                                          (15,843)             (15,843)
                                                                             -----------          -----------
      Total Stockholders' Equity                                                 176,214              181,729
                                                                             -----------          -----------
      Total Liabilities and Stockholders' Equity                               $ 669,672            $ 956,395
                                                                             ===========          ===========

The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

=============================================================================================================


                                                                                             For the Period
                                      For the Three Months Ended         For the Nine         March 24,1998*
                                            September 30                 Months Ended            Through
                                         1999             1998        September 30, 1999   September 30, 1998
                                      ---------        ---------      ------------------   ------------------


Interest Income:
Securities available for sale          $ 11,127        $  19,318           $ 34,075             $ 30,209
Commercial mortgage loans                 1,620              408              3,663                  408
Trading securities                          567                -              3,186                    -
Cash and cash equivalents                   104               63                404                  216
                                       --------        ---------           --------            ---------
         Total interest income           13,418           19,789             41,328               30,833
                                       --------        ---------           --------            ---------

Expenses:
Interest                                  4,919           11,708             14,553               16,090
Interest-trading securities                 607                -              4,108                    -
Management fee                            1,050            1,374              3,173                2,244
Other                                       507              244              1,541                  482
                                       --------        ---------           --------            ---------
        Total expenses                    7,083           13,326             23,375               18,816
                                       --------        ---------           --------            ---------

Other Gain (Loss):
Gain (Loss) on sale of securities
   available for sale                     (566)               22              (423)                   22
Gain on securities held for trading        739                 -              2,992                    -
Foreign currency gain (loss)                28              (32)               (55)                 (32)
                                       --------        ---------           --------            ---------
        Total other gain                   201              (10)              2,514                 (10)
                                       --------        ---------           --------            ---------

Net Income                               6,536             6,453             20,467               12,007
                                       --------        ---------           --------            ---------

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities
  available for sale:
Unrealized holding loss arising         (3,054)         (61,295)           (14,865)             (58,748)
  during period
Less: reclassification adjustment
    for realized (gain)
loss included in net income                566              (22)               423                  (22)
                                       -------         ---------          --------             ---------
         Other comprehensive Income
            (Loss)                     (2,488)          (61,317)          (14,442)              (58,770)
                                       -------         ---------          --------             ---------

Comprehensive Income (Loss)           $  4,048         $(54,864)         $  6,025              $(46,763)
                                      =========        =========         =========             =========

Net income per share:
   Basic                              $   0.31         $   0.31          $   0.99              $   0.57
   Diluted                                0.31             0.31              0.99                  0.57

Weighted average number of shares outstanding:
   Basic                                 20,998          20,562            20,761                20,980
   Diluted                               20,998          20,562            20,761                20,980

*Commencement of operations.
The accompanying notes are an integral part of these financial statements.


ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS)

=================================================================================================================


                                                                          Accumulated
                                      Common   Additional Distributions      Other        Treasury     Total
                                      Stock,    Paid-In     In Excess     Comprehensive    Stock,   Stockholders'
                                     Par Value  Capital   Of Earnings        Loss         At Cost     Equity
                                     ----------------------------------------------------------------------------
Balance at December 31, 1998         $    21   $ 296,836  $ (20,148)     $  (79,137)    $ (15,843)  $ 181,729

Net income                                                    20,467                                   20,467

Change in net unrealized loss
on securities available for sale,
net of reclassification
adjustment                                                                  (14,442)                 (14,442)

Distributions declared                                      (18,267)                                 (18,267)

Shares issued under Dividend
Reinvestment and Stock
Purchase Plan                             1        6,726                                               6,727
                                     ----------------------------------------------------------------------------

Balance at September 30, 1999        $   22    $ 303,562  $ (17,948)     $ (93,579)     $(15,843)    $ 176,214
                                     ============================================================================



The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

=====================================================================================================
                                                          For the Nine Months    For the Period March
                                                                 Ended            24, 1998* Through
                                                          September 30, 1999     September 30, 1998
                                                          -------------------    --------------------

Cash flows from operating activities:

   Net income                                                  $      20,467               $   12,007

Adjustments to reconcile net income to net cash provided
by operating activities:
        Purchase of securities held for trading                  (6,056,628)                        -
        Proceeds from sales of securities held for trading         6,197,631                        -
        Premium amortization (discount accretion), net                   172                    6,557
        Noncash portion of net foreign currency loss                      55                    (920)
        Net gain on sale of securities                               (2,569)                     (22)
        Decrease (increase)  in other assets                             410                 (13,433)
        (Decrease) increase in other liabilities                     (4,460)                    6,487
                                                          -------------------    --------------------
Net cash provided by operating activities                            155,078                   10,676
                                                          -------------------    --------------------

Cash flows from investing activities:
        Purchase of securities available for sale                  (217,260)              (1,241,091)
        Funding of commercial mortgage loan                         (28,261)                 (35,131)
        Maturities of restricted cash equivalents                      3,242                        -
        Principal payments received on securities available
            for sale                                                  63,436                   53,395
        Proceeds from sales of securities available for sale          45,367                   73,524
        Payable for securities purchased                              88,133                 (50,662)
                                                          -------------------    --------------------
Net cash used in investing activities                               (45,343)              (1,199,965)
                                                          -------------------    --------------------

Cash flows from financing activities:

        Increase (decrease) in net collateralized borrowings        (89,881)                  920,584
        Proceeds from issuance of common stock, net of
           offering costs                                              6,726                  296,972
        Distributions on common stock                               (17,973)                  (5,769)
        Purchase of treasury stock                                         -                 (15,843)
        Other common stock transactions                                    -                    (231)
                                                          -------------------    --------------------
Net cash provided (used) by financing activities                   (101,128)                1,195,713
                                                          -------------------    --------------------

Net increase (decrease) in cash and cash equivalents                   8,607                    6,424

Cash and cash equivalents, beginning of period                         1,087                      200

Cash and cash equivalents, end of period                           $   9,694               $    6,624
                                                          ===================    ====================
Supplemental disclosure of cash flow information:
        Interest paid                                              $  21,675               $   12,361
                                                          ===================    ====================

Noncash financing activities:
        Net change in unrealized loss on securities
          available for sale                                      $ (14,442)              $  (58,770)
                                                          ===================    ====================
   Distributions declared, not yet paid                           $   6,089               $     7,195
                                                          ===================    ====================

* Commencement of operations.
The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

RESTRICTED CASH EQUIVALENTS

At December 31, 1998, $3,243 of the Company's cash equivalents was pledged to secure its collateralized borrowings and was classified as restricted cash equivalents on the statement of financial condition. At September 30, 1999, none of the Company's cash equivalents were pledged.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's securities available for sale, securities held for trading, and securities sold short are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

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

FINANCIAL FUTURES CONTRACTS - TRADING

As part of its short-term trading strategies (see Note 3), the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held for trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

HEDGING INSTRUMENTS

As part of its asset/liability management activities, the Company may enter into financial futures contracts, short sales, interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition. From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments mitigate the effect of interest rates on the value of the portfolio.

Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale, are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at September 30, 1999 and December 31, 1998.

Financial future contracts that are, for accounting purposes, designated as hedging securities available for sale are carried at fair value, with changes in fair value included in other comprehensive income (loss). Realized gains or losses on closed contracts are recognized as a net adjustment to the basis of the underlying hedged security. See Note 9 for a description of the financial futures contracts open as of September 30, 1999.

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

NOTE 2   SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 1999 are summarized as follows:


                                                                                  Gross     Estimated
                                                                     Amortized  Unrealized     Fair
               Security Description                                     Cost       Loss        Value
  -----------------------------------------------------------------------------------------------------

  Commercial mortgage-backed securities ("CMBS"):
  Non-investment grade rated subordinated securities                 $ 316,624  $ (82,565)   $ 234,059

  Non-rated subordinated securities                                     38,169     (9,322)      28,847
                                                                    -----------------------------------
     Total CMBS                                                        354,793    (91,887)     262,906
                                                                    -----------------------------------
  Single-family residential mortgage-backed securities ("RMBS"):
  Agency adjustable rate securities                                     62,777          76      62,853
  Agency fixed rate securities                                         178,288     (1,423)     176,865
  Privately issued investment grade rated fixed
     rate securities                                                    84,261     (1,005)      83,256
                                                                    -----------------------------------
     Total RMBS                                                        325,326     (2,352)     322,974
                                                                    -----------------------------------
  Agency insured project loan                                            3,211       (186)       3,025
                                                                    ===================================
     Total securities available for sale                             $ 683,330  $ (94,425)   $ 588,905
                                                                    ===================================

At September 30, 1999, an aggregate of $439,319 in estimated fair value of the Company's securities available for sale were pledged to secure its collateralized borrowings and its obligation to brokers as clearing deposits.

The amortized cost and estimated fair value of securities available for sale at December 31, 1998 are summarized as follows:


                                                                                  Gross      Gross    Estimated
                                                                     Amortized Unrealized Unrealized    Fair
            Security Description                                        Cost       Gain       Loss      Value
  -------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities ("CMBS"):
  Non-investment grade rated subordinated securities                  $ 314,209           $ (65,475)  $ 248,734

  Non-rated subordinated securities                                      38,200             (13,916)     24,284
                                                                    -------------------------------------------
     Total CMBS                                                         352,409             (79,391)    273,018
                                                                    -------------------------------------------
  Single-family residential mortgage-backed securities ("RMBS"):
  Agency adjustable rate securities                                      17,977   $   22                17,999
  Agency fixed rate securities                                           13,022        1                13,023
  Privately issued investment grade rated
     fixed rate securities                                              157,571      278       (96)    157,753
                                                                    -------------------------------------------
     Total RMBS                                                         188,570      301       (96)    188,775
                                                                    -------------------------------------------
  Agency insured project loan                                             3,226       49                 3,275
                                                                    ===========================================
     Total securities available for sale                              $ 544,205   $  350  $(79,487)  $ 465,068
                                                                    ===========================================

At December 31, 1998, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

As of September 30, 1999, there were 1,564 loans underlying the subordinated CMBS held by the Company with a principal balance of $8,668,966.

The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at September 30, 1999 is as follows:

                                                    Estimated
         Security Rating                            Fair Value   Percentage
  --------------------------------------------------------------------------
  Agency and agency insured
      securities                                    $242,743         41.2%
  AAA                                                 83,256          14.1
  BB+                                                 23,626           4.0
  BB                                                  22,536           3.8
  BB-                                                 52,131           8.9
  B+                                                   8,114           1.4
  B                                                   83,170          14.1
  B-                                                  30,637           5.2
  CCC                                                 13,842           2.4
  Not rated                                           28,847           4.9
                                                 ==========================
  Total securities available for sale               $588,905          100%
                                                 ==========================

As of September 30, 1999 the mortgage loans underlying the subordinated CMBS held by the Company were secured by properties of the types and at the locations identified below:

  Property Type  Percentage(1)  Geographic Location     Percentage (1)
  --------------------------------------------------------------------
  Multifamily           29.7%   California                 12.6%
  Retail                 27.6   Texas                       10.7
  Office                 16.3   New York                     9.6
  Lodging                 9.9   Florida                      6.2
  Other                  16.5   Other (2)                   60.9
                ==============                    ==============
  Total                 100.0%  Total                     100.0%
                ==============                    ==============

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No other individual state comprises more than 5% of the total.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the company as of September 30, 1999:

                                   Principal       Number
                                      Amount      of Loans
                                   ---------      --------
   Past due 30 to 60 days            $ 8,685          4
   Past due 60 to 90 days             12,133          1
   Past due 90 days or more           45,011          6
                                   ---------      --------
   Total past due                   $ 65,829         11
                                   =========      ========

Subsequent to September 30, 1999, one loan in the principal amount of $22,433 which was past due 90 days was restructured. Based upon the outcome of these restructuring discussions the Company does not believe any adjustment is currently required to its aggregate portfolio loss estimates. The remaining mortgage loans comprise 0.501% of the aggregate principal balance and .639% of the number of the mortgage loans underlying the Company's subordinated CMBS. These loans have been transferred to special servicing at the Company's direction and will remain in special servicing status until such time as the loan is paid off or can be deemed to be unimpaired. The servicers of the delinquent loans are currently in negotiations with the relevant borrowers to resolve payment deficiencies and/or have initiated foreclosure. The party which originally contributed a loan with a principal balance of $9,085 and is currently past due 90 days or more, has indemnified the CMBS trust against a loss up to $1,300. This indemnification will mitigate any potential loss in the restructuring of the loan. No assurance can be given that these negotiations will result in the deficiencies on these loans being paid in full.

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

The subordinated CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA). Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loan held by the Company consists of a participation interest in a mortgage loan which is 99% guaranteed by the Federal Housing Administration
(FHA). The Company's securities available for sale are subject to credit, interest rate and/or prepayment risks.

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

As of September 30, 1999, the anticipated weighted average unleveraged yield to maturity for GAAP purposes of the Company's CMBS was 9.53% per annum and of the Company's other securities available for sale was 6.67% per annum. The Company's anticipated yields to maturity on its CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of expected credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

At September 30, 1999, the unamortized net discount on securities available for sale was $199,031, which represented 25% of the then remaining face amount of such securities.

During the three months and nine months ended September 30, 1999, the Company sold a portion of its securities available for sale for total proceeds of $23,855 and $45,367, respectively, resulting in realized losses of $566 and $423, respectively.

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

The Company's securities held for trading are carried at estimated fair value. At September 30, 1999, the Company did not have any long or short positions in securities held for trading. At December 31, 1998, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $166,835 and held short positions consisting of U.S. Treasury securities and an agency fixed rate note with estimated fair values of $(223,757) and $(51,328), respectively.

During the three months and nine months ended September 30, 1999, aggregate net realized gains on securities held for trading were $739 and $2,992, respectively.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

NOTE 4   COMMERCIAL MORTGAGE LOANS

On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan at September 30, 1999 (at the exchange rate in effect on that date) are summarized as follows:

  Interest Principal Unamortized  Amortized
   Rate    Balance    Discount      Cost
  -------------------------------------------
    9.59%   $35,346       $ (67)   $ 35,279

The exchange rate for the British pound at September 30, 1999 was
0.607423 pounds sterling to US$1.00.

The loan is denominated in the principal amount of 21,470 pounds sterling, which based upon the September 30, 1999 exchange rate is equal to $35,346. The market value of this loan is $31,666. At September 30, 1999, the entire principal balance of the Company's investment in the loan was pledged to secure line of credit borrowings of $22,805 included in collateralized borrowings, and the borrower had made all payments when due.

Through September 30, 1999, the Company had funded $28,261 under a commitment outstanding to fund a $35,000 floating rate commercial real estate construction loan secured by a second mortgage. The subject property is an office complex located in Santa Monica, California. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the two-and-one-half year life of the loan. At September 30, 1999, the interest rate on amounts funded under the commitment was 11.88% and the borrower had made all payments when due. During the fourth quarter of 1999, the Company funded an additional $6,536 of this commitment.

NOTE 5   COMMON STOCK

On each of March 17, June 17 and September 16, 1999, the Company declared distributions to its stockholders of $0.29 per share, which were paid on April 15, July 15 and October 15, 1999 to stockholders of record on March 31, June 30 and September 30, 1999.

During the first quarter of 1999, the Company issued 1,013,326 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRSP") and received total proceeds of $6,726. No shares were issued under the DRSP during the second and third quarters of 1999.

On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

During the period from October 1, 1999 through November 10, 1999 the Company repurchased 34,300 shares of its common stock for $215 in open market transactions. Such purchases were made at an average price of $6.33 per share (including commissions). During the three months ended September 30, 1998 the Company repurchased 1,380,100 shares of its common stock for $15,843 in open market transactions. Such purchases were made at an average price of $11.53 per share (including commissions). As of November 10, 1999, the remaining number of shares authorized for repurchase is 2,722,119.

NOTE 6   TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Bank Corp. ("PNC") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two year term of the Management Agreement expires in March 2000 and is subject to extension with the approval of a majority of the unaffiliated directors. The Company pays the Manager an annual base management fee equal to a percentage of the Average Invested Assets of the Company as further defined in the Management Agreement. The base management fee is equal to 1% per annum of the Average Invested Assets rated less than BB- or not rated, 0.75% of Average Invested Assets rated BB- to BB+, and 0.35% of Average Invested Assets rated above BB+.

The Company accrued $1,050 and $3,173 and $2,244 in base management fees in accordance with the terms of the Management Agreement for the three months and nine months ended September 30, 1999, and for the period March 24, 1998 to September 30, 1998, respectively. The amount payable for base management fees is included in other liabilities in the statement of financial condition.

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

On March 17, 1999, the Company's Board of Directors approved an Administration Agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the Administration Agreement, the Manager will provide financial reporting, audit coordination and accounting oversight services. The Company will pay the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the Administrative Agreement are substantially similar to the terms of the previous agreement. For the three months and nine months ended September 30, 1999, the administration fee was $30 and $90, respectively.

On March 19 and September 13, 1999, the Company purchased certificates representing 1% interests in Midland Commercial Mortgage Owner Trust I and Midland Commercial Mortgage Owner Trust II (the "Trusts") for a total of $1,377 and $2,417 from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trusts, respectively. The assets of the Trusts consisted of commercial mortgage loans originated or acquired by Midland. In connection with this transaction, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trust. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. On June 30, 1999, the Company's interest in the Midland Commercial Mortgage Owner Trust I was sold for $1,400 resulting in a realized gain of $23. The Company paid interest of approximately $28 to PNC Funding Corp. during the nine months ended September 30, 1999.

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

Pursuant to the 1998 Stock Option Plan, on March 27, 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, was granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 9 years. One quarter of these options, representing 372,036 shares, vested on March 27, 1999 and the remaining options vest in three equal installments on March 27, 2000, March 27, 2001 and March 27, 2002. All of these options remain outstanding; none were exercised or expired during 1998 or 1999.

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

During 1998, the Company entered into a Master Assignment Agreement, as amended, and the related Note, which provide financing for the Company's investments. The agreement, which is with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), permits the Company to borrow up to $400,000, and was to terminate on August 20, 1999. During 1999, Merrill Lynch extended the termination date of the Master Assignment Agreement to August 20, 2000 and reduced the availability under the Master Assignment Agreement to $200,000. As of September 30, 1999 the outstanding borrowings under this line of credit were $65,005. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 commercial real estate construction loan. As of September 30, 1999, the Company had drawn $5,175 under this loan. Subsequent to September 30, 1999, the Company borrowed an additional $8,955.

On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term with a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and finance the acquisition of mortgage backed securities and loan investments which will be used to collateralize borrowings under this facility. As of September 30, 1999, no amounts are drawn under this facility. Subsequent to September 30, 1999, the Company borrowed $5,022 under this loan.

The Company is subject to various financial covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 4.5 to 1, as well as a covenant that the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At September 30, 1999, the Company was in compliance with all such covenants.

Certain information with respect to the Company's collateralized borrowings at September 30, 1999 is summarized as follows:

                                               Lines of        Reverse            Total
                                              Credit and      Repurchase      Collateralized
                                               Term Loan      Agreements        Borrowings
                                          --------------------------------------------------
  Outstanding borrowings                         $ 70,180        $ 325,794         $ 395,974
  Weighted average borrowing rate                   6.49%            5.77%             5.90%
  Weighted average remaining  maturity                333               25           79 Days
  Estimated fair value of assets  pledged       $ 116,246        $ 361,730         $ 477,976

At September 30, 1999, $22,805 of borrowings outstanding under the lines of credit were denominated in pounds sterling.

At September 30, 1999, the Company's collateralized borrowings had the following remaining maturities:

                                    Lines of       Reverse                 Total
                                   Credit and      Repurchase         Collateralized
                                   Term Loan       Agreements            Borrowings
                                 ----------------------------------------------------
  Within 30 days                           $0       $ 322,744           $ 322,744
  31 to 59 days                             0           3,050               3,050
  Over 60 days                         70,180               0              70,180
                                 ====================================================
                                      $70,180       $ 325,794           $ 395,974
                                 ====================================================

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

NOTE 9   HEDGING INSTRUMENTS

The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange 8,000 pounds sterling for $12,702 (U.S. dollars) on January 18, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At September 30, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $(475) at September 30, 1999.

At September 30, 1999, the Company had outstanding, a short position of 81 thirty-year U.S. Treasury Bond future contracts and 1,060 five-year U.S. Treasury Note future contracts expiring in December 30 and December 31, 1999, that represented $81,000 and $1,060,000 in face amount of U.S. Treasury Bonds and Notes, respectively. The estimated fair value of these contracts was approximately $123 at September 30, 1999.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Through September 30, 1999, the Company had funded $28,261 under a commitment outstanding to fund a $35,000 floating rate construction loan. During the fourth quarter of 1999, the Company funded an additional $6,536 of this commitment. See Note 4.

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

The Company is a real estate finance company that generates income based on the spread between the interest income on its investments and the interest expense from borrowings used to finance its investments. Because the Company has elected to be taxed as a REIT its income is largely exempt from corporate taxation and the Company is able to generate a higher level of net interest earnings than otherwise obtainable by a taxable corporation making similar investments. The principal risks that the Company takes are
a) credit risk on the high yield real estate loans and securities it underwrites, b) interest rate risk on the spread between the rates (typically one month LIBOR) at which the Company borrows and the generally longer term rates (as represented by the U.S. Ten Year Treasury) at which the Company lends; and c) funding risk in the amount and cost of debt financing employed by the Company over time versus the level of such funding that is sustainable by the financing markets. These risks are discussed in more detail in Item 3, Quantitative and Qualitative Disclosures About Market Risk and under Capital Resources and Liquidity.

The following discussion should be read in conjunction with the financial statements and related notes. Dollar amounts are expressed in thousands, other than per share amounts.

MARKET CONDITIONS: During the third quarter of 1999 the market for high yield CMBS and commercial loans remained relatively stable. The recovery of below investment grade CMBS prices from the lows of 1998 has been seen to a modest degree and credit fundamentals remain strong. Delinquencies reported by the American Council of Life Insurers continued to decline to new lows as the U.S. economy continued to turn in strong performance.

During the third quarter of 1999 the yield on the ten-year U.S. Treasury
Note increased by 10 basis points from 5.78% to 5.88% while spreads between below investment grade sectors of the CMBS markets and the ten-year U.S. Treasury Note widened modestly across rating categories. Technical factors which affect the value of below investment grade CMBS are divided between declining supply of product (positive) and continued uncertainty among mortgage REITS and other suppliers of capital to the sector (negative). New participants have not yet entered the market to drive spreads tighter, despite low levels of commercial mortgage delinquency and attractive spreads to comparably rated alternatives. The chart below compares the credit spreads for BB rated CMBS to BB rated corporate bonds.

                                Average Credit Spreads (in basis points)*
                                -----------------------------------------
                                BB CMBS       BB Corporate       Difference
                                -------       ------------       ----------
  As of September 30, 1999        588             349               239
  As of June 30, 1999             525             326               199
  As of December 31, 1998         645             362               283

* Source - Lehman Brothers CMBS High Yield BB Index & Lehman Brothers High Yield BB Index

The increase in interest rates in the third quarter led to a decline in the value of the Company's investment portfolio since June 30, 1999. The unrealized loss on the Company's holdings of subordinated CMBS increased from $89,156 at June 30, 1999 to $91,806 at September 30, 1999. This
decline in the value of the investment portfolio represents current market valuation changes, which the Company believes are not permanent losses. Real estate credit fundamentals remained solid and the Company believes there has been no material change in the credit quality of its portfolio.

The Company purchased its CMBS portfolio at various times throughout 1998 at prices that reflect an assumption that credit losses will occur. As the portfolio matures the Company expects to receive its original purchase price back over time provided the credit losses experienced are not greater than the credit losses assumed. The original purchase price net of liabilities of the CMBS portfolio as of 9/30/99 was $9.53 per share. The original purchase price net of liabilities of the entire portfolio including loans, non credit sensitive securities, and other assets was $12.74. See Item 3 for a more detailed description of the effect of changes in interest rates on the Company's portfolio.

The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. The Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. The Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected. The chart below compares the rate for the ten year U.S. Treasury securities to the one month LIBOR rate.

                                 Ten Year            One month
                          U.S Treasury Securities      LIBOR       Difference

 September 30, 1999               5.88%                5.41%         0.48%
 June 30, 1999                    5.78%                5.22%         0.58%
 December 31, 1998                4.66%                5.06%        (0.40%)
 September 30, 1998               4.42%                5.38%        (0.96%)

The increase in LIBOR from June 30, 1999 to September 30, 1999 had a slight negative impact on the Company's financing costs. At the end of October 1999, the ten-year U.S. Treasury yield had increased from its September 30, 1999 level to 6.02%, while one month LIBOR remained unchanged during the same period.

RECENT EVENTS: Subsequent to quarter-end, the Company applied a portion of its cash on hand to fund approximately $6,536 of its commitment outstanding to originate a $35,000 floating rate commercial real estate construction loan secured by a second mortgage (see Note 4 to the accompanying financial statements). The Company funded its commitment through a combination of existing cash on hand, and borrowings through its $17,500 term financing. The balance remaining to be funded is $203.

Subsequent to quarter-end the Company commenced documentation on a new $50 million two-year financing facility to provide additional flexibility for funding new investments. This new facility will increase unused, multi-year facilities closed in 1999 to over $240 million, and will provide significant back-up to existing borrowings and capacity for additional investing.

As of September 30, 1999 the full amount of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available. Subsequent to quarter end, $5,022 was borrowed under this facility.

During the period from October 1, 1999 through November 10, 1999 the Company repurchased 34,300 shares of its common stock for $215 in open market transactions. Such purchases were made at an average price of $6.33 per share (including commissions).

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

The Company's FFO for the three months and nine months ended September 30, 1999 was $6,536 and $20,467, respectively, which was the same as its reported GAAP net income for such periods. The Company reported cash flows provided by operating activities of $155,078, cash flows used in investing activities of $45,343 and cash flows used in financing activities of $101,128 in its statement of cash flows for the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

Net income for the three months and nine months ended September 30, 1999 was $6,536 or $0.31 per share (basic and diluted) and $20,467 or $0.99 per share (basic and diluted), respectively, as compared with $6,453 or $0.31 per share (basic and diluted) and $12,007 or $0.57 per share (basic and diluted) for the three months ended September 30, 1998 and for the period March 24, 1998 (commencement of operations) to September 30, 1998, respectively. Because the Company was in the process of initially acquiring its investment portfolio during the 1998 periods, the results of operations for those periods are not comparable to the 1999 results.

INTEREST INCOME: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resultant average yields. Information is based on monthly average balances during the periods.

                                       For the Three Months Ended September
                                                     30, 1999
                                    ---------------------------------------------
                                      Interest        Average      Annualized
                                       Income         Balance        Yield
                                    ---------------------------------------------
  CMBS                                  $ 8,373      $ 352,923        9.49%
  Other securities available for sale     2,754        206,881        5.32%
  Commercial mortgage loans               1,620         56,264       11.52%
  Cash and cash equivalents                 104          7,785        5.34%
                                    =============================================
  Total                                $ 12,851      $ 623,853        8.24%
                                    =============================================


                                        For the Nine Months Ended September
                                                     30, 1999
                                    ---------------------------------------------
                                      Interest        Average      Annualized
                                       Income         Balance        Yield
                                    ---------------------------------------------
  CMBS                                 $ 25,112      $ 352,880        9.49%
  Other securities available for sale     8,963        201,547        5.93%
  Commercial mortgage loans               3,663         46,373       10.53%
  Cash and cash equivalents                 404         10,630        5.10%
                                    =============================================
  Total                                $ 38,142      $ 611,430        8.32%
                                    =============================================

In addition to the foregoing, the Company earned $567 and $3,186 in interest income from securities held for trading during the three months and nine months ended September 30, 1999, respectively. There was no trading activity during the comparable periods of 1998.

                                    For the Three Months Ended September 30,  1998
                                    ---------------------------------------------
                                       Interest       Average       Annualized
                                        Income        Balance          Yield
                                    ---------------------------------------------
  Securities available for sale       $ 19,318     $1,047,990          7.31%
  Commercial mortgage loans                408         14,462         11.19%
  Cash and cash equivalents                 63          4,436          5.61%
                                    =============================================
  Total                               $ 19,789     $1,066,888          7.36%
                                    =============================================


                                            For the Period March 24, 1998
                                              Through September 30, 1998
                                    ---------------------------------------------
                                       Interest       Average       Annualized
                                        Income        Balance          Yield
                                    ---------------------------------------------
  Securities available for sale       $ 30,209      $ 789,280          7.31%
  Commercial mortgage loans                408          6,966         11.91%
  Cash and cash equivalents                216          7,413          5.57%
                                     =============================================
  Total                               $ 30,833      $ 803,659          7.33%
                                    =============================================

INTEREST EXPENSE: The following tables sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings and the resultant average rates. Information is based on daily average balances during the period.

                                    For the Three Months Ended September 30, 1999
                                    ---------------------------------------------
                                      Interest        Average      Annualized
                                       Expense        Balance         Rate
                                    ---------------------------------------------
  Reverse repurchase agreements         $ 4,133      $ 278,045        5.90%
  Lines of credit and term loan             786         48,136        6.48
                                    =============================================
  Total                                 $ 4,919      $ 326,181        6.03%
                                    =============================================


                                        For the Nine Months Ended September
                                                     30, 1999
                                    ---------------------------------------------
                                      Interest        Average      Annualized
                                       Expense        Balance         Rate
                                    ---------------------------------------------
  Reverse repurchase agreements        $ 10,765      $ 251,390        5.75%
  Lines of credit and term loan           3,788         80,959        6.28%
                                    =============================================
  Total                                $ 14,553      $ 332,349        5.84%
                                    =============================================

In addition to the foregoing, the Company incurred $607 and $4,108 in interest expense from collateralized borrowings relating to its securities held for trading and securities sold short during the three months and nine months ended September 30, 1999, respectively. No such interest was incurred during the comparable periods of 1998.

                                       For the Three Months Ended September 30,
                                                         1998
                                    ---------------------------------------------
                                       Interest       Average       Annualized
                                        Expense       Balance          Rate
                                    ---------------------------------------------
  Reverse repurchase agreements        $ 11,460      $ 763,529        5.96%
  Lines of credit borrowings                248         11,118        8.81%
                                    =============================================
  Total                                $ 11,708      $ 774,647        6.00%
                                    =============================================

                                            For the Period March 24, 1998
                                              Through September 30, 1998
                                    ---------------------------------------------
                                       Interest       Average       Annualized
                                        Expense       Balance          Rate
                                    ---------------------------------------------
  Reverse repurchase agreements        $ 15,842      $ 515,965        5.87%
  Lines of credit borrowings                248          5,355        8.87%
                                    =============================================
  Total                                $ 16,090      $ 521,320        5.90%
                                    =============================================

NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE OPERATING PORTFOLIO:
The Company considers its operating portfolio to consist of its securities available for sale, its commercial mortgage loans and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity.

Net interest margin from the operating portfolio is annualized net interest income from the portfolio divided by the market value of interest-earning assets in the portfolio. Net interest income from the operating portfolio is total interest income from the portfolio less interest expense relating to collateralized borrowings. Net interest spread from the operating portfolio equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income from the portfolio divided by average amortized cost of interest earning assets in the portfolio. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's assets.


                                                                                    For the Period
                          For the Three Months Ended         For the Nine           March 24,1998*
                                  September 30               Months Ended              Through
                              1999         1998          September 30,  1999       September 30, 1998
                              -----        -----        --------------------       ------------------
   Interest Income           $12,851      $19,789              $38,142                  $30,833
   Interest Expense           $4,919      $11,708              $14,553                  $16,090
   Net Interest Margin        6.14%        3.00%                 6.17%                    3.51%
   Net Interest Spread        2.31%        1.27%                 2.73%                    1.09%

OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $1,050 and $3,173 for the three months and nine months ended September 30, 1999, respectively and $1,374 and $2,244 for the three months ended September 30, 1998 and the period March 24, 1998 through September 30, 1998, respectively, were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $507 and $1,541 for the three months and nine months ended September 30, 1999, respectively, and of $244 and $482 for the three months ended September 30, 1998 and the period March 24, 1998 through September 30, 1998, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs and other miscellaneous expenses.

OTHER GAIN (LOSS): During the three months and nine months ended September 30, 1999, the Company sold a portion of its securities available for sale for total proceeds of $23,855 and $45,367, resulting in realized losses of $566 and $423, respectively. Securities sales during 1998 were not significant. The gain on securities held for trading of $739 and $2,992 for the three months and nine months ended September 30, 1999, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell agency RMBS, and financial futures contracts. The foreign currency gain of $28 and loss of $55 for the three months and nine months ended September 30, 1999, respectively, and loss of $32 for the three months ended September 30, 1998 and the period March 24, 1998 through September 30, 1998 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling.

DISTRIBUTIONS DECLARED: On each of March 17, June 15 and September 16, 1999 the Company declared distributions to its stockholders totaling $6,089 or $0.29 per share, which were paid on April 15, July 15 and October 15, 1999 to stockholders of record on March 31, June 30 and September 30, 1999, respectively. On June 15 and September 2, 1998, the Company declared dividends to its stockholders totaling $5,769 or $0.27 per share and $7,195 or $0.36 per share, which were paid on July 15, 1998 and September 30, 1998 to stockholders of record on June 30 and October 15, 1998, respectively.

TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $9,739 and $25,342, or $0.46 and $1.22 per share (basic and diluted), for the three months and nine months ended September 30, 1999, respectively, compared to net income as calculated in accordance with generally accepted accounting principles
(GAAP) of $6,536 and $20,467, or $0.31 and $0.99 per share (basic and diluted), for the three months and nine months ended September 30, 1999, respectively.

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

For tax purposes the fourth quarter 1998 dividend of $0.29 is treated as a 1999 distribution. Thus, for tax purposes the total distributions paid year to date in 1999 is $1.16.

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

A reconciliation of GAAP net income to tax basis net income is as follows:

                                                        For the Three          For the Nine Months
                                                        Months Ended                 Ended
                                                       September 30, 1999       September 30, 1999
                                                    -----------------------------------------------
  GAAP net income                                                 $ 6,536                 $ 20,467
  Subordinate CMBS income differences                               2,831                    4,875
  General and administrative expense differences                      372                        -
                                                    ==============================================
  Tax basis net income                                            $ 9,739                 $ 25,342
                                                    ==============================================
                                                                               For the Period March
                                                          For the Three               24, 1998
                                                           Months Ended               Through
                                                       September 30, 1998       September 30, 1998
                                                    -----------------------------------------------
  GAAP net income                                                $  6,453                 $ 12,007
  Subordinate CMBS interests income differentials                     628                      771
  General and administrative expense differences                      148                      276
  Other                                                               192                      192
                                                    ==============================================
  Tax basis net income                                           $  7,421                 $ 13,246
                                                    ==============================================

CHANGES IN FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE: At September 30, 1999 and December 31, 1998 an aggregate of $93,579 and $79,137, respectively, in unrealized losses on securities available for sale were included as a component of accumulated other comprehensive (loss) in stockholders' equity.

The Company's securities available for sale, which are carried at estimated fair value, included the following at September 30, 1999:

                                                        Estimated
                                                           Fair
          Security Description                             Value         Percentage
-----------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  Non-investment grade rated subordinated securities    $ 234,058           39.8%
  Non-rated subordinated securities                        28,847            4.9
                                          ----------------------------------------
    Total CMBS                                            262,905           44.7
                                          ----------------------------------------

  Single-family residential mortgage-backed securities:
  ("RMBS"):
  Agency adjustable rate securities                        62,853             10.7
  Agency fixed rate securities                            176,865             30.0
  Privately issued investment grade
    rated fixed rate securities                            83,256             14.1
                                          ----------------------------------------
    Total RMBS                                            322,974             54.8
                                          ----------------------------------------
  Agency insured project loan                               3,026              0.5
                                          ========================================
  Total securities available for sale                   $ 588,905           100.0%
                                          ========================================

The Company's securities available for sale included the following at December 31, 1998:


                                                        Estimated
                                                           Fair
          Security Description                             Value         Percentage
-----------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  Non-investment grade rated subordinated securities     $ 248,734            53.5%
  Non-rated subordinated securities                         24,284              5.2
                                            ---------------------------------------
    Total CMBS                                             273,018             58.7
                                            ---------------------------------------

  Single-family residential mortgage-backed securities:
  ("RMBS"):
  Agency adjustable rate securities                        17,999              3.9
  Agency fixed rate securities                             13,023              2.8
  Privately issued investment grade
  rated fixed rate securities                             157,753             33.9
                                            --------------------------------------
    Total RMBS                                            188,775             40.6
                                            --------------------------------------
  Agency insured project loan                               3,275              0.7
                                            ======================================
    Total securities available for sale                 $ 465,068           100.0%
                                            ======================================

COLLATERALIZED BORROWINGS: To date, the Company's debt has consisted of lines of credit borrowings and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loan denominated in pounds sterling. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing collateralized borrowings.

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

The following table sets forth information regarding the Company's collateralized borrowings.

                                         For the Nine Months Ended September 30, 1999
                                      -------------------------------------------------
                                       September 30, 1999    Maximum         Range of
                                            Balance          Balance         Maturities
                                       ------------------------------------------------
  Reverse repurchase  agreements                $ 325,794  $ 345,807      12 to 32 days
  Line of credit borrowings                        70,180    142,793      306 to 671 days

Subsequent to quarter-end the Company commenced documentation on a new $50 million two-year financing facility to provide additional flexibility for funding new investments. This new facility will increase unused, multi-year facilities closed in 1999 to over $240 million, and will provide significant back-up to existing borrowings and capacity for additional investing.

HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated commercial mortgage loan is to minimize its exposure to fluctuations in the sterling exchange rate. The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange 8,000 pounds sterling for $12,702 (U.S. dollars) on January 10, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At September 30, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $(475) at September 30, 1999.

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments mitigate the effect of interest rates on the value of the portfolio. At September 30, 1999, the Company had outstanding, a short position of 81 thirty-year U.S. Treasury Bond future contracts and 1,060 five-year U.S. Treasury Note future contracts expiring in December 30 and December 31, 1999, that represented $81,000 and $1,060,000 in face amount of U.S. Treasury Bond and Notes, respectively. The estimated fair value of these contracts was approximately $123 at September 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of collateralized borrowings, principal and interest payments on and maturities of securities available for sale, securities held for trading and commercial mortgage loans, and proceeds from sales thereof.

To the extent that the Company were unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets then the company could be required to sell assets in order to achieve lower borrowing levels. In this event the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has and will continue to consider as appropriate committed bank facilities, preferred stock issuance, and resecuritization or other achievable term funding of existing assets.

On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise. The Company is currently contemplating the issuance of convertible preferred stock with registration rights under this shelf registration.

As of September 30, 1999 the full amount of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available. Subsequent to quarter end, $5,022 was borrowed under this facility. Subsequent to quarter end the company commenced documentation on a $50 million two year facility with another lender.

The Company's operating activities provided cash flows of $155,078 during the nine months ended September 30, 1999, primarily through sales of trading securities in excess of purchases.

The Company's investing activities used cash flows totaling $45,343 during the nine months ended September 30, 1999, primarily to purchase securities available for sale and to fund a commercial mortgage loan.

The Company's financing activities used $101,128 during the nine months ended September 30, 1999, primarily to reduce the level of short-term borrowings related to the Company's trading portfolio.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient coupon income in cash from its portfolio to fund distributions to stockholders as necessary to maintain its REIT status.

The Company is subject to various financial covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000 and a debt-to-equity ratio not to exceed 4.5 to 1, as well as a covenant that the Company's GAAP net worth will not decline by more than 37 percent over any two consecutive fiscal quarters. At September 30, 1999, the Company was in compliance with all such covenants.

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

INVESTMENT COMPANY ACT: The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated interests in commercial mortgage-backed securities ("subordinated CMBS") only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's collateralized borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

YEAR 2000 READINESS DISCLOSURE: The Company has evaluated its information technology infrastructure and other systems for Year 2000 readiness. Substantially all of the Company's infrastructure and systems are supplied by the Manager. The Manager has advised the Company that it has evaluated whether such systems are Year 2000 ready.

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

The Manager has advised the Company that it has completed the testing, remediation and validation of its internal systems for Year 2000 readiness. The Manager has advised the Company that it has communicated with substantially all of the Manager's and the Company's suppliers of products and services to determine their Year 2000 readiness status and the extent to which the Manager or the Company could be affected by any supplier's Year 2000 readiness issues. The Manager has received responses from substantially all such suppliers with respect to their Year 2000 readiness. Some suppliers have indicated that an upgrade of their products or services will be necessary in order to make such products or services Year 2000 ready. The Manager completed such upgrades for critical third party software by June 30, 1999 and completed such upgrades for the remaining third party software by September 30, 1999. Despite assurances from such suppliers, there can be no assurance that the products and services of such suppliers, who are beyond the Company's control, will be Year 2000 ready. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected.

The Manager has advised the Company that it expects to incur costs of up to $1,000 to complete the evaluation and modification of its systems as may be necessary to achieve Year 2000 readiness. The Company may be required to bear a portion of the costs incurred by the Manager in this regard. Approximately $875 has been expended by the Manager as of September 30, 1999. There can be no assurance that the costs will not exceed the amount referred to above.

The Manager has advised the Company that it has completed a contingency plan for the possible Year 2000 failure of its mission critical systems or suppliers and is in the process of implementing the contingency plan. In addition to the contingency plan, the Manager has informed the Company that it has developed a plan for checking its critical systems on January 1 and 2, 2000 to determine whether such systems will continue to operate on Monday, January 3, 2000 when business resumes. There can be no assurance that such a plan or the Manager's contingency plan will be successful in preventing a disruption of the Company's operations.

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

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rate and credit spread scenarios. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease up to 300 basis points and the assumption that the yield curves of the rate shocks will be parallel to each other. Net interest income in this set of scenarios is calculated using the assumption that the U.S. LIBOR curve remains constant.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease by up to 200 basis points and the assumption that the yield curve of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of September 30, 1999. Actual results could differ significantly from these estimates.

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS

              Change in Treasury Yield          Projected Change in
              Curve, +/- Basis Points       Portfolio Net Market Value
          ------------------------------------------------------------
                       -300                         26.8%
                       -200                         18.1%
                       -100                          9.2%
                     Base Case                         0
                       +100                        (9.4)%
                       +200                       (19.0)%
                       +300                       (28.9)%


         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                     GIVEN CMBS CREDIT SPREAD MOVEMENTS

             Change in Credit Spreads,           Projected Change in
                  +/- Basis Points            Portfolio Net Market Value
         -------------------------------------------------------------------
                         -300                        35.8%
                         -200                        22.5%
                         -100                        10.7%
                       Base Case                        0
                         +100                       (9.6)%
                         +200                      (18.2)%
                         +300                      (26.0)%


        PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                           GIVEN LIBOR MOVEMENTS

                                                     Projected Change
                    Change in LIBOR,                  in Portfolio
                    +/- Basis Points               Net Interest Income
             ------------------------------------------------------------
                         -200                             21.7%
                         -100                             10.9%
                       Base Case                             0
                         +100                           (11.0)%
                         +200                           (22.1)%

For purposes of illustration, if LIBOR had been 100 basis points higher for the entire 3rd quarter of 1999, the Company's income would have been $0.03 lower.

CREDIT RISK: Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy, and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. The nature of the CMBS assets owned are such that all losses experienced by a pool of mortgages will be borne by the Company. Changes in the expected default rates of the underlying mortgages will significantly affect the value of the Company, the income it accrues and the cash flow it receives. An increase in default rates will reduce the book value of the Company's assets and the Company earnings and cash flow available to fund operations and pay dividends.

The Company manages credit risk through the underwriting process, establishing loss assumptions, and careful monitoring of loan performance. Before acquiring a security that represents a pool of loans, the company will perform a rigorous analysis of the quality of substantially all of the loans proposed for that security. As a result of this analysis, loans with unacceptable risk profiles will be removed from the proposed security. Information from this review is then used to establish loss assumptions. The Company will assume that a certain portion of the loans will default and calculate an expected, or loss adjusted yield based on that assumption. After the securities have been acquired the Company monitors the performance of the loans, as well as external factors that may affect their value. Factors that indicate a higher loss severity or timing experience is likely to cause a reduction in the expected yield, and therefore reduce the earnings of the Company and may require a significant write down of assets.

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield from 9.49% to 8.28%. This would reduce GAAP income going forward and cause a significant write down in assets at the time the loss assumption is changed. This one-time write down would be approximately $0.35 per share, and GAAP income would be reduced by approximately $0.22 per share per annum.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of September 30, 1999, the Company's duration on equity was approximately 10.4 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 10.4%.

Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility. At September 30, 1999, the Company had outstanding, a short position of 81 thirty-year U.S. Treasury Bond future contracts and 1,060 five-year U.S. Treasury Note future contracts expiring in December 30 and December 31, 1999, that represented $81,000 and $1,060,000 in face amount of U.S. Treasury Bond and Notes, respectively. These short future contracts mitigate the effect of interest rates on the value of the portfolio.

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

The majority of the Company's liabilities are borrowings under its lines of credit or reverse repurchase agreements that bear interest at variable rates that reset monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short-term interest rates will tend to increase the Company's net interest income while a period of rising short-term interest rates will tend to reduce the Company's net interest income. Management considers this relationship when reviewing the Company's hedging strategies. Different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions; therefore, changes in interest rates may affect the Company's net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.

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


Part II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 1999 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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






                               ANTHRACITE CAPITAL, INC.



Dated: November 12, 1999
                               By: /s/ Hugh R. Frater
                                   --------------------------------------------
                               Name: Hugh R. Frater
                               Title:
                               President and Chief Executive Officer
                               (authorized officer of registrant)


Dated:  November 12 1999
                               By: /s/ Richard M. Shea
                                   --------------------------------------------
                               Name: Richard M. Shea
                               Title:
                               Chief Operating Officer and Chief
                               Financial Officer (principal accounting officer)