Form 10-K
period 1999-12-31
ANTHRACITE CAPITAL INC
filed 2000-03-29
CIK 1050112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: ________ to ________

                       Commission File No. 001-13937

                          ANTHRACITE CAPITAL, INC.
           (Exact name of Registrant as specified in its charter)

              MARYLAND                                        13-3978906
------------------------------                             -------------------
   (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                          Identification No.)

           345 Park Avenue
             29th Floor
         New York, New York                                      10154
       ------------------------------                       ---------------
   (Address of principal executive office)                     (Zip Code)

                               (212) 409-3333
              ----------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, $.001 PAR VALUE NEW YORK STOCK EXCHANGE (NYSE) (Title of each class) (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 21, 2000, the aggregate market value of the registrant's common stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price of 75/16 as reported on the New York Stock Exchange as of the close of business on March 21, 2000: $152,423,966 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 21, 2000 was 20,955,434 shares.




                          ANTHRACITE CAPITAL, INC.
                        1999 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS

                                                                          PAGE
                                   PART I
Item 1.  Business............................................................4
Item 2.  Properties  .......................................................21
Item 3.  Legal Proceedings .................................................21
Item 4.  Submission of Matters to a Vote of
         Security Holders ..................................................21

                                  PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ...................................22
Item 6.  Selected Financial Data ...........................................23
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................23
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk .......................................................37
Item 8.  Financial Statements and Supplementary Data .......................42
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ............................70

                                  PART III

Item 10. Directors and Executive Officers of the Registrant ................71
Item 11. Executive Compensation ............................................74
Item 12. Security Ownership of Certain Beneficial
         Owners and Management .............................................76
Item 13. Certain Relationships and Related Transactions ....................78

                                  PART IV

Item 14. Exhibits ..........................................................81
         Signatures ........................................................82



         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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



                                   PART I

ITEM 1.     BUSINESS

GENERAL

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, was formed in November 1997 to invest in multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in both U.S. and non-U.S. markets. The Company uses its equity capital and borrowed funds to seek to achieve strong investment returns by maximizing the spread between investment income (net of credit losses) earned on a diversified portfolio of real estate assets and the cost of financing and hedging these assets. The Company seeks to pay quarterly dividends consistent with earnings.

On March 23, 1998, the Securities and Exchange Commission (the "SEC") declared effective the Company's Registration Statement on Form S-11 (File No. 333-40813) relating to the initial public offering of 20,000,000 shares of the Company's common stock, par value $.001, per share (the "Common Stock"). On March 27, 1998, the Company received $296.8 million of net proceeds from the initial public offering of 20,000,000 shares and the private placement of 1,365,198 shares of its common stock, which the Company used to acquire its initial portfolio of investments.

Currently, the authorized capital stock of the Company consists of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.001 per share ("Preferred Stock"). As of December 31, 1999, 1,200,000 shares of Preferred Stock, designated as 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 20,961,530 shares of Common Stock were outstanding.

The Company is involved in the single business segment of providing financial services and conducts a variety of business activities within this segment. The Company's primary business activities consist of the acquisition and management of loans secured by real estate and related securities. The Company's business decisions depend on changing market factors, and the Company pursues various strategies and opportunities in different market environments.

The day-to-day operations of the Company are managed by BlackRock Financial Management, Inc. (the "Manager" or "BlackRock"), subject to the direction and oversight of the Company's board of directors (the "Board of Directors"). The Manager is a wholly owned subsidiary of BlackRock, Inc., which is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "BLK". BlackRock, Inc. is 70% owned by PNC Bank, National Association ("PNC Bank"), which is itself a wholly owned subsidiary of PNC Bank Corp (NYSE: PNC). Established in 1988, the Manager is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and is one of the largest investment management firms in the United States. The Manager, in its discretion, subject to the supervision of the Board of Directors, evaluates and monitors the Company's assets and how long such assets should be held in the Company's portfolio. The Manager is permitted to actively manage the Company's assets, and such assets may or may not be held to maturity. Although the Company intends to manage its assets actively, it does not intend to acquire, hold or sell assets in such a manner that such assets would be characterized as dealer property for Federal income tax purposes.

INVESTMENTS

The Company's investment strategy is to achieve strong investment returns by maximizing the spread between investment income (net of expected credit losses) earned on its portfolio of investments and the cost of financing and hedging these investments. The Company seeks to pay dividends consistent with earnings. The Company's core strategy is to engage in the acquisition, origination and syndication of non-investment grade rated mezzanine debt in the form of mortgage loans and mortgage backed securities. This strategy is balanced by maintaining a portfolio of liquid investment grade rated mortgage-backed securities and other investments. The Company may pursue other strategies from time to time to take advantage of market opportunities as they arise.

In creating and managing its investment portfolio, the Company utilizes the Manager's expertise and significant business relationships between the Manager and its affiliates, as well as unrelated participants in the real estate and securities industries.

The Company takes an opportunistic approach to its investments. The Company's policy is to acquire or originate those mortgage assets which it believes are likely to generate the highest returns on capital invested, after considering the following factors: (i) the amount and nature of anticipated cash flows from the asset, (ii) the Company's ability to pledge the asset to secure collateralized borrowings, (iii) the capital requirements resulting from the purchase and financing of the asset, (iv) the potential for appreciation and the costs of purchasing, financing, hedging and managing the asset.

Prior to acquisition or origination, potential returns on capital employed are assessed over the expected life of the asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios. In managing the Company's portfolio, the Manager also considers balance sheet management and risk diversification factors.

Assets which the Company may acquire or originate from time to time include: (i) mortgage-backed securities ("MBS") including commercial mortgage backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"); (ii) multifamily, commercial and residential term mortgage loans ("Mortgage Loans"); (iii) non-U.S. Mortgage Loans and MBS;
(iv) multifamily and commercial real properties; and (v) other real estate related assets.

The dollar value of the Company's investments by category of strategic investment are summarized as follows:


                                              Estimated Fair Value        Estimated Fair Value
                                               December 31, 1999           December 31, 1998
         Description                         (dollars in thousands)      (dollars in thousands)
CMBS:

   Non-investment grade rated subordinated
      securities                                  $243,708                       $248,734
   Non-rated subordinated securities                29,025                         24,284
Non-rated commercial mortgage loans                 66,842                         33,263
                                              -----------------------------------------------
Total core strategy operating portfolio            339,575                        306,281


Cash and cash equivalents                           22,265                          1,087
Restricted cash equivalents                              -                          3,243
Single-family RMBS:
   Agency adjustable rate securities                58,858                         17,999
   Agency fixed rate securities                    165,825                         13,023
   Privately issued investment grade rated          76,821                        157,753
          fixed rate securities
Agency insured project loan                          2,958                          3,275
                                               -----------------------------------------------
Total non-core strategy liquidity portfolio        326,727                        196,380


TRADING STRATEGIES PORTFOLIO:
Deposits with brokers as collateral for securities
       sold short                                        -                        276,617
U.S. Treasury securities                                 -                        166,835
Securities sold short:
   U.S. Treasury securities                              -                       (223,757)
   Agency fixed rate note                                -                        (51,328)
                                               ----------------------------------------------
Total trading strategies portfolio                       -                        168,367
TOTAL - ALL STRATEGIES                            $666,302                       $671,028
                                               ==============================================

As of December 31, 1999, and 1998, substantially all of the Company's investments were pledged to secure its short-term borrowings and/or obligations under securities sold short.

As of December 31, 1999, and 1998, the CMBS held by the Company consisted of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily Mortgage Loans. The RMBS held by the Company consisted of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential Mortgage Loans. The agency RMBS held by the Company were issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA). The privately issued RMBS held by the Company were issued by entities other than FHLMC, FNMA or GNMA. The agency insured project loan held by the Company consisted of a participation interest in a Mortgage Loan guaranteed by the Federal Housing Administration (FHA).

As of December 31, 1999 the Company held two commercial mortgage loans. One is secured by a second lien on five luxury hotels located in London, England and the surrounding vicinity (the "London Loan"), and the other mortgage loan is secured by a second mortgage construction loan on an office complex located in Santa Monica, California (the "California Loan"). The London Loan has a five-year maturity and may be prepaid at any time. The London Loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling. The California Loan has a three-year maturity and may be prepaid at any time. The California Loan bears interest at a LIBOR-based variable rate. The Company's investment in these loans is carried at amortized cost in its financial statements, and the London Loan is calculated in U.S. dollars according to the exchange rate in effect on the reporting date.

As holder of the non-investment grade tranches of CMBS transactions the Company is exposed to credit loss. As of December 31, 1999 and 1998, twelve and two of the Mortgage Loans underlying the CMBS held by the Company were delinquent, respectively. The twelve and two mortgage loans comprised 0.78% and 0.28% of the aggregate principal balance of the Mortgage Loans underlying the Company's CMBS, respectively. The Company believes its current loss estimates with respect to the delinquent loans are appropriate. The Company's other investments were current in payment status as of December 31, 1999 and December 31, 1998.

As part of its short-term trading strategies, the Company had commitments outstanding as of December 31, 1998 to purchase or sell agency RMBS. Information with respect to such commitments as of December 31, 1998 is summarized as follows (dollars in thousands):


                                                Estimated
                     Principal     Contract       Fair                                      Net
                     Amount of     Price of      Value of       Gross        Gross      Unrealized
                     Subject       Subject       Subject      Unrealized   Unrealized    Gains
    Description      Securities    Securities    Securities     Gains        Losses       (Losses)
---------------------------------------------------------------------------------------------------
Forward commitments
to purchase          $1,370,000   $1,356,210     $1,356,762     $2,133       $1,581       $552

Forward commitments     980,000      970,302        971,204        335        1,237       (902)
to sell                                                       -------------------------------------
  Total                                                         $2,468       $2,818      $(350)
---------------------                                         =====================================

The gross unrealized gains and gross unrealized losses listed above are included in other assets and other liabilities, respectively, in the Company's statement of financial condition as of December 31, 1998. In instances where a forward commitment has been closed out with the same counterparty and a right of setoff exists, only the net unrealized gain or loss is reflected in other assets or liabilities.

As of December 31, 1998, all the Company's forward commitments to purchase agency RMBS related to delivery of such securities in January 1999. The Company generally closes out its forward commitments prior to the date specified for delivery of the subject securities. In January 1999, the Company took delivery of subject securities with respect to certain matching forward commitments (that is, forward commitments to purchase and sell agency RMBS with identical principal amounts, subject securities and settlement dates) that were outstanding at December 31, 1998. The securities had been sold prior to delivery and the resulting net realized gain was not materially different from the net unrealized gain reflected in the Company's financial statements as of and for the period ended December 31, 1998.

As of December 31, 1999, the Company had no such commitments outstanding to report.

The Company's anticipated yields to maturity on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of such contingencies include, among other things, expectation of credit losses, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the Mortgage Loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the Company's anticipated yields to maturity will be achieved.

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

MBS are generally issued either as "CMOs" or "Pass-Through Certificates." CMOs are debt obligations of special purpose corporations, owner trusts or other special purpose entities secured by commercial mortgage loans or MBS. Pass-Through Certificates evidence interests in trusts, the primary assets of which are mortgage loans. CMO Bonds and Pass-Through Certificates may be issued or sponsored by agencies or instrumentalities of the United States Government or private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities. MBS may not be guaranteed by an entity having the credit status of a governmental agency or instrumentality and in this instance are generally structured with one or more of the types of credit enhancements described below. In addition, MBS may be illiquid.

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

The Company may invest in net leased real estate on a leveraged basis. Net leased real estate is generally defined as real estate that is net leased to tenants who are customarily responsible for paying all costs of owning, operating, and maintaining the leased property during the term of the lease, in addition to paying a monthly net rent to the landlord for the use and occupancy of the premises ("Net Leased Real Estate"). The Company will consider investing in net leased real estate that is either leased to creditworthy tenants or is underlied by real estate that can be leased to other tenants in the event of a default of the initial tenant.

OTHER REAL ESTATE RELATED ASSETS. The Company may invest in a variety of other real estate related investments, the principal features of which are summarized below.

FHA and GNMA Project Loans. The Company may invest in loan participations and pools of loans insured under a variety of programs administered by the Department of Housing and Urban Development ("HUD"). These loans will be insured under the National Housing Act and will provide financing for the purchase, construction or substantial rehabilitation of multifamily housing, nursing homes and intermediate care facilities, elderly and handicapped housing, and hospitals.

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

FHA insured loans will be reviewed on a case by case basis to identify and analyze risk factors which may materially impact investment performance. Property-specific data such as debt service coverage ratios, loan-to-value ratios, HUD inspection reports, HUD financial statements and rental subsidies will be analyzed in determining the appropriateness of a loan for investment purposes. The Manager will also rely on the FHA insurance contracts and their anticipated impact on investment performance in evaluating and managing the investment risks. FHA insurance covers 99% of the principal balance of the underlying project loans. Additional GNMA credit enhancement may cover 100% of the principal balance.

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

Mortgage Derivatives. The Company may acquire Mortgage Derivatives, including Interest-Only securities (IOs), Inverse IOs, Sub IOs and floating rate derivatives, as market conditions warrant. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event that prepayments on such Mortgage Loans occur more frequently than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportional amount of principal, i.e., POs, would be likely to increase in the event of rapid prepayments.

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

As of December 31, 1998, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company has agreed to exchange (pound)8,053 (pounds sterling) for $13,323 (U.S. dollars) on March 31, 1999. Upon the maturity of this contract, the Company entered into a similar forward currency exchange contract. As of December 31, 1999 the Company agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. On January 18, 2000 the Company agreed to exchange (pound)8,000 (pounds sterling) for $13,152 (U.S. dollars) on July 21, 2000. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $(221) and $(21) at December 31, 1999 and 1998, respectively, which was recognized as a reduction of net foreign currency gains (losses).

As of December 31, 1999, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 2000, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bonds and Notes, respectively. Realized gains and losses on closed contracts are recognized as a net adjustment to the basis of the hedged security. The estimated fair value of these contracts was approximately $1,925 at December 31, 1999 and is included in the carrying value of the hedged available for sale securities. During 1998 the Company did not enter into any such financial futures contracts.

During 1998, the Company entered into an interest rate swap transaction that was, for accounting purposes, designated as being intended to modify the interest rate characteristics of certain of the Company's securities available for sale from fixed to variable rate. In connection with the sale of a portion of the Company's portfolio of securities available for sale, the swap transaction, which had a notional amount of $100,000, was terminated later in the year at a loss of $(3,804). The Company monitored the swap to ensure that it remained effective through the date of its termination. The portion of the loss associated with securities available for sale sold by the Company during 1998, $(2,771), is included in the loss on sale of securities available for sale in the statement of operations and comprehensive income (loss). The remaining portion of the loss, $(1,033), which is associated with certain of the Company's remaining securities available for sale, was added to the cost basis of such securities and is being amortized as a yield adjustment over the previously scheduled term of the swap transaction, which was ten years. During 1999 the Company did not enter into any such interest rate swap transactions.

FINANCING AND LEVERAGE

The Company has financed its assets with the net proceeds of its initial public offering through issuance of preferred stock and through short-term borrowings under repurchase agreements and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities and borrowings, and the Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that gives the Manager extensive discretion as to the amount of leverage to be employed, depending on the Manager's assessment of acceptable risk and consistent with the nature of the assets then held by the Company, subject to periodic review by the Company's Board of Directors. At December 31, 1999 and 1998, the Company's debt-to-equity ratio for at-risk assets was approximately 3.0 to 1 and 2.0 to 1, respectively. The Company anticipates that it will maintain debt-to-equity ratios for at-risk assets of between 2.5 to 1 and 4.5 to 1 in the foreseeable future, although this ratio may be higher or lower from time to time. The Company considers its at-risk assets to be its core strategy operating portfolio and its non-core strategy liquidity portfolio. The Company's indebtedness policy may be changed by the Board of Directors in the future.

During 1998, the Company entered into a master assignment agreement, as amended, and the related Note, which provide multi-currency financing for the Company's investments (the "Master Assignment Agreement"). The Master Assignment Agreement with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch") permits the Company to borrow up to $400,000, and was to terminate on August 20, 1999. In August 1999, Merrill Lynch extended the termination date of the Master Assignment Agreement to August 20, 2000 and reduced the available funds to $200,000. As of December 31, 1999, and 1998 the outstanding borrowings under this line of credit were $64,575 and $65,921, respectively. The Master Assignment Agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 California Loan. As of December 31, 1999, the Company had drawn $14,131 under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term and provides for a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and the finance the acquisition of MBS and loan investments which will be used to collateralize borrowings under the facility. As of December 31, 1999, the outstanding borrowings under this facility were $5,022. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate.

In December, 1999 the Company entered into a two year $50,000 credit facility with an institutional lender. This facility will be used to finance the acquisition of MBS and loan investments. As of December 31, 1999, the Company borrowed $8,910 under this facility. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

On December 2, 1999 the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The new series of Preferred Stock carries a 10.5% coupon and is convertible into Common Stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated for $27.75 per share. If converted, the Preferred Stock would convert into approximately 4 million shares of the Company's Common Stock.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 1999 and 1998, the Company was in compliance with all such covenants.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale which are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's collateralized borrowings at December 31, 1999 is summarized as follows:

                                           Lines of         Reverse         Total
                                          Credit and      Repurchase    Collateralized
                                          Term Loans      Agreements     Borrowings
                                         ---------------------------------------------
    Outstanding borrowings                     $94,035       $377,498        $471,533
    Weighted average borrowing rate              7.25%          6.32%           6.50%
    Weighted average remaining maturity       360 Days        36 Days        101 Days
    Estimated fair value of assets pledged    $133,301       $412,983        $546,284

At December 31, 1999, $22,375 of borrowings outstanding under the line of credit were denominated in pounds sterling, and interest payable is based on sterling LIBOR.

At December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:

                                Lines of     Reverse       Total
                               Credit and  Repurchase  Collateralized
                                Term Loan  Agreements   Borrowings
                               --------------------------------------
            Within 30 days               -    $157,918      $157,918
            31 to 59 days                -     219,580       219,580
            Over 60 days           $94,035           -        94,035
                               --------------------------------------
                                   $94,035    $377,498      $471,533
                               ======================================

As of December 31, 1999 $179,978 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, $41,090 was available under the Company's $50,000 credit facility, and $3,369 was available under the Company's term financing secured by the California Loan.

Certain information with respect to the Company's collateralized borrowings at December 31, 1998 is summarized as follows:

                                                         Reverse          Total
                                        Line of        Repurchase      Collateralized
                                         Credit        Agreements       Borrowings
                                     --------------------------------------------------
Outstanding borrowings                  $ 65,921        $ 420,143         $ 486,064
Weighted average borrowing rate            6.98%            5.57%             5.76%
Weighted average remaining
  maturity                              232 Days          15 Days           45 Days
Estimated fair value of assets
  pledged                               $ 98,331        $ 462,787         $ 561,118

At December 31, 1998, $23,014 of borrowings outstanding under the line of credit were denominated in pounds sterling.

At December 31, 1998, the Company's collateralized borrowings had the following remaining maturities:

                                       Reverse             Total
                        Line of        Repurchase      Collateralized
                         Credit        Agreements       Borrowings
                     ----------------------------------------------------
  Within 30 days                -       $ 407,769           $ 407,769
  31 to 59 days                 -               -                   -
  Over 60 days            $65,921          12,374              78,295
                     ====================================================
                          $65,921       $ 420,143           $ 486,064
                     ====================================================

Under the line of credit and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls. The Company maintains adequate liquidity to meet such calls.

OPERATING POLICIES

The Company has adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company meets the requirements for qualification as a REIT and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a REIT Real Estate Asset under the REIT Provisions of the Code. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act of 1940.

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

REGULATION

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC) and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated CMBS only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

MANAGEMENT AGREEMENT

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), pursuant to which, the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager primarily engages in three activities: (i) acquiring and originating mortgage loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; and (iii) capital management, structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

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

TAXATION OF THE COMPANY

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1998, and the Company intends to continue to operate in a manner consistent with the REIT Provisions of the Code. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

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

ITEM 2.     PROPERTIES

The Company does not maintain an office and owns no real property. It utilizes the offices of the Manager, located at 345 Park Avenue, New York, New York 10154.


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any matured legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999, through the solicitation of proxies or ortherwise.


                                  PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "AHR." The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's common stock as were traded during these respective time periods.
                                                       Last
1998                                  High      Low      Sale   Dividends
----                                  ----      ---      ----   ---------

First Quarter*..............         $151/4     $15      $15
Second Quarter..............           15 1/2  133/8    137/8      .27
Third Quarter...............         1315/16    81/4      8 1/2    .36
Fourth Quarter..............          83/8      35/8    713/16     .29

1999
----
First Quarter...............         715/16     63/8     71/2      .29
Second Quarter..............         711/16     61/2    69/16      .29
Third Quarter...............          71/8      61/2     67/8      .29
Fourth Quarter..............         615/16      6       63/8      .29

2000
----
First Quarter through March 21,       73/8      61/4    75/16      .29
2000

* From March 24 to March 31.

On March 21, 2000, the closing sale price for the Company's common stock, as reported on the New York Stock Exchange, was $75/16. As of March 21, 2000, there were approximately 129 record holders of the common stock and one record holder of the Preferred Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

Sales of unregistered securities

On December 2, 1999, the Company sold 1,200,000 shares of its Series A Preferred Stock in a private placement to RECP II Anthracite, LLC, a wholly owned subsidiary of DLJ Real Estate Capital Partners II, L.P. Although the common stock into which the Series A Preferred Stock is convertible was subsequently registered in a registration statement on Form S-3, dated March 10, 2000, the Series A Preferred Stock was sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.


ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for the year ended December 31, 1999, and the period March 24, 1998 (commencement of operations) through December 31, 1998 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                                             For the Period
                                            For the Year     March 24, 1998
                                           Ended December        Through
(In thousands, except per share data)        31, 1999       December 31, 1998
------------------------------------------------------------------------------

Interest income                              $57,511           $46,055
Expenses                                      33,564            29,004
Other gains (losses)                           2,442          (18,440)
Net income (loss)                             26,673           (1,389)
Net income (loss) available to common         26,389           (1,389)
shareholders
Net income (loss) per share:
   Basic                                        1.27            (0.07)
   Diluted                                      1.26            (0.07)
Dividends declared per common share             1.16              0.92
Total assets                                 679,662           956,395
Total liabilities                            481,379           774,666
Total stockholders' equity                   168,261           181,729
Redeemable convertible preferred stock        30,022                 -

The net loss in 1998 reflects realized losses of $18,262 resulting from the sale of a substantial portion of the Company's available for sales securities and termination of an interest rate swap agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL: The Company was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential Mortgage Loans, MBS and other real estate related assets in the U.S. and non-U.S. markets. In March 1998, the Company received $296.9 million of net proceeds from the initial public offering of 20,000,000 shares and the private placement of 1,365,198 shares of its Common Stock, which the Company used to acquire its initial portfolio of investments. The Company commenced operations on March 24, 1998.

The Company is a real estate finance company that generates income based on the spread between the interest income on its investments and the interest expense from borrowings used to finance its investments. Because the Company has elected to be taxed as a REIT its income is largely exempt from corporate taxation and the Company is able to generate a higher level of net interest earnings than otherwise obtainable by a taxable corporation making similar investments. The principal risks that the Company faces are
(i) credit risk on the high yield real estate loans and securities it underwrites, (ii) interest rate risk on the spread between the rates (typically one month LIBOR) at which the Company borrows and the generally longer term rates (as represented by the U.S. Ten Year Treasury) at which the Company lends; and (iii) funding risk in the amount and cost of debt financing employed by the Company over time versus the level of such funding that is sustainable by the financing markets. These risks are discussed in more detail below, under the heading, "Quantitative and Qualitative Disclosures About Market Risk and under Capital Resources and Liquidity".

The following discussion should be read in conjunction with the financial statements and related notes. Dollar amounts are expressed in thousands, other than per share amounts.

MARKET CONDITIONS:
Credit: The Company considers The Lehman Brothers delinquency index for 1998 transactions to be the most relevant for its CMBS holdings. Pursuant to this index as of December 31, 1998, 38 different securitizations were being monitored by the index and 0.17% of principal balances were delinquent. As of December 31, 1999, 41 different securitizations are being monitored by the index and 0.47% of principal balances were delinquent. The broader Lehman Brothers CMBS collateral delinquency index representing all CMBS conduit deals dates back to 1993 originations. As of December 31, 1998 106 securitizations were being monitored and 0.34% were delinquent, compared to 147 securitizations as of December 31, 1999 and 0.51% delinquent. Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 1998 MSDW delinquencies on 92 securitizations was 0.93%. As of December 31, 1999 this same index tracked 117 securitizations with delinquencies of 0.89%.

Real Estate: The commercial real estate market in the U.S. remains healthy. The strength of the economy continues to push rents up to levels well above inflation while demand for space across all property types has been the strongest it has been during the current cycle. Construction activity has remained high but not out of balance. While many analysts believe this growth will slow down, the market is expected to maintain equilibrium going forward, with selected property types and markets showing slower rent growth.

Interest Rates: The primary shift in the real estate capital markets during 1999 was the increase in interest rates. During 1999 the yield on the ten-year U.S. Treasury Note increased by 180 basis points from 4.66% to 6.44%. Short term rates followed, as one month LIBOR increased by 76 basis points from 5.06% to 5.82%. The Federal Reserve's continued concern about inflation has kept upward pressure on short term rates. See below the section titled, "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how interest rates and spreads affect the Company.

Real Estate Capital Markets: During 1999 the market for high yield CMBS and commercial loans made a modest recovery from the liquidity crisis of 1998. While credit spreads tightened from 1998 year-end levels, they remain at historically wide levels despite continued strength in the commercial real estate credit markets. Capital flow into the real estate market continues to be weak. Mutual fund flows in the sector produced net outflows of $1.06 billion in 1998 and net outflows of $1.22 billion in 1999 indicating a continuing trend in capital moving out of the sector. This has led to significant reinvestment opportunities, provided that the real estate and credit markets remain steady. As an example of the relative opportunity in real estate, evidence shows that investors continue to demand greater compensation for real estate related high yield paper than similarly rated corporate high yield paper in other industries. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.

                               Average Credit Spreads (in basis points)*
                               -----------------------------------------
                              BB CMBS        BB Corporate      Difference
                              -------        ------------      ----------
  As of December 31, 1999     550            349               201
  As of December 31, 1998     645            362               283

                              B CMBS         B Corporate       Difference
                              -------        ------------      ----------
  As of December 31, 1999     915            496               419
  As of December 31, 1998     1,032          606               426

* Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield Index

EFFECT OF MARKET CONDITIONS ON COMPANY PERFORMANCE:
The increase in interest rates during the year led to a decline in the value of the Company's investment portfolio. The unrealized loss on the Company's holdings of CMBS increased from $79,137 at December 31, 1998 to $101,139 at December 31, 1999. This decline in the value of the investment portfolio represents current market valuation changes which the Company believes are temporary losses. The Company performs a detailed review of its loss assumptions on a quarterly basis. As of December 31, 1999 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio.

The Company purchased its CMBS portfolio at prices that reflect the assumption that credit losses will occur. The adjusted purchase price of the Company's CMBS portfolio as of December 31, 1999 represents 62.2% of its par amount. As the portfolio matures the Company expects to recoup its original purchase price, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The adjusted purchase price net of liabilities of the Company's entire portfolio including loans, non-credit sensitive securities, cash and other assets at December 31, 1999 was $269,400, or $12.85 per share.

The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. Approximately $70,000 of the Company's assets earn interest at rates that are determined with reference to LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected. The chart below compares the rate for the ten year U.S. Treasury securities to the one month LIBOR rate.

                        Ten Year                 One month
                        U.S Treasury Securities    LIBOR        Difference
                        -----------------------    -----        ----------
 December 31, 1999      6.44%                      5.82%         0.62%
 December 31, 1998      4.66%                      5.06%        (0.40%)

The increase in LIBOR from December 31, 1998 to December 31, 1999 had a negative impact on the Company's financing costs. At the end of February 2000, the ten-year U.S. Treasury yield had decreased from its December 31, 1999 level to 6.38%, while one month LIBOR increased slightly to 5.88% during the same period.

The Company's CMBS represents approximately $600,000 of par collateralized by underlying pools of commercial mortgages with a balance of over $9.3 billion as of December 31, 1999. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

In underwriting loans, the Company performs site inspections and/or desk top reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool. An assumption of expected losses is developed and the securities are priced accordingly.

The Company maintains diversification of credit exposures through this underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. During 1999 the Company added approximately $40,872 of par value in CMBS collateralized by $760,414 of loans. The comparative credit risk profiles of the loans underlying the Company's CMBS by property type are:

          ---------------------------------------------------------------------------------------
                             12/31/98                       12/31/99
                             EXPOSURE                       EXPOSURE
          ---------------------------------------------------------------------------------------
          PROPERTY TYPE   LOAN BALANCE      % OF  TOTAL    LOAN BALANCE % OF TOTAL  % CHANGE
                                                                                     IN EXPOSURE
          ---------------------------------------------------------------------------------------
          Multifamily      $2,944,569          34.38%       $3,258,741     34.95%     1.64%
          Retail           $2,263,869          26.43%       $2,467,237     26.46%     0.10%
          Office           $1,591,294          18.58%       $1,751,756     18.79%     1.11%
          Lodging          $845,890             9.88%         $877,945      9.42%    -4.67%
          Industrial       $511,054             5.97%         $561,406      6.02%     0.89%
          Healthcare       $376,733             4.40%         $376,733      4.04%    -8.15%
          Parking          $30,937              0.36%          $30,937      0.33%     0.00%
          ---------------------------------------------------------------------------------------
          TOTAL            $8,564,346          100%         $9,324,761    100%
          ---------------------------------------------------------------------------------------


The table above shows that the Company reduced the percentage of its loans in the lodging and healthcare industries favoring multifamily and office properties during 1999.

Active monitoring of loan performance is a critical function that is performed via electronic uploads of information gathered from the loan servicers, PNC Bank and external data providers. This world wide web ("Web") based system allows the Company to monitor payments, debt service coverage ratios, regional economic statistics, general real estate market trends and other relevant factors.

The Company also uses the Web-based system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop. The following table shows the comparison of delinquencies:


----------------------------------------------------------------------------------------------------------
                                          1999                                    1998
----------------------------------------------------------------------------------------------------------
                                             NUMBER OF       % OF                    NUMBER OF    % OF
                                PRINCIPAL      LOANS      COLLATERAL     PRINCIPAL     LOANS    COLLATERAL
----------------------------------------------------------------------------------------------------------
Past due 30 days to 60 days      $2,936           2          0.03%        $23,800       2         0.28%

Past due 60 days to 90 days     $13,522           3          0.14%           0          0         0.0%

Past due 90 days or more        $34,631           6          0.37%           0          0         0.0%

Resolved loans                  $22,296           1          0.24%           0          0         0.0%

TOTAL                           $73,385           12         0.78%        $23,800       2         0.28%


During 1999 the Company addressed delinquency issues with regard to 25 different loans including the two outstanding on December 31, 1998. During 1999 one loan was put back to the originator for documentation concerns and twelve were brought current without experiencing a loss. One loan, with a principal of $22,296 was resolved in November 1999 with slightly modified payment terms at no loss to the Company. This loan continues to be carried as a delinquent loan although the borrower is in compliance with the restructured payment terms. Of the 11 delinquent loans remaining at December 31, 1999, 5 are delinquent due to technical reasons and the remaining six were in foreclosure proceedings or workout negotiations. Regarding one of the remaining six loans, the party which originally contributed the loan to the CMBS trust has indemnified the trust against a loss of up to $1,300. This loan has a principal balance of $9,065.

The Company's delinquency experience of 0.78% with the resolved loan is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.47%. Without the resolved loan the Company's delinquencies as of December 31, 1999 would be 0.54%.

During 1999 the Company also experienced early payoffs of $33,348, representing 0.36% of the existing pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

Subsequent to December 31, 1999, one of the 11 loans was brought current, and two were foreclosed upon. The $1,300 indemnification referred to above relates to one of the loans foreclosed upon. Six new loans with a current balance of $17,357 were added to the 30 day delinquent category. Additionally, three loans with a total balance of $38,848 were paid off at par with no loss to the Company.

The Company also owns two mezzanine whole loans. The California Loan is a $35 million second mortgage on an office construction project in Santa Monica, California. The building is expected to be completed on time by mid 2000. The building is currently 25% leased at rents of approximately $40 per square foot. This is higher than the base case expectations at origination. Furthermore, the real estate values for this class of office space in Santa Monica have increased significantly since origination. During 1999 the Company closed a match funded financing facility for this asset.

The London Loan is a 21,470 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London. The operations of the hotels continue to meet expectations. While the underlying properties have performed well, the loan's liquidation value as of December 31, 1998 was 93.25% of par. In early 1999 it was further marked down to 89.5% due to the continuing liquidity problems in the high yield real estate market, and has since partially recovered to a dollar price of 92% as of December 31, 1999. The Company continues to expect this loan to pay off its balance at its maturity on June 30, 2002.

RECENT EVENTS: On February 8, 2000 the Company entered into a definitive merger agreement with CORE Cap, Inc. ("CORE Cap"). The merger agreement provides for the Company to acquire 100% of the outstanding common shares of CORE Cap in exchange for Common Stock of the Company, using an exchange ratio based upon the respective net asset values attributable to each company's common stock. As of December 31, 1999 CORE Cap had equity capital of approximately $90 million, comprised of common stock and 10% cumulative convertible preferred stock. In the merger, CORE Cap's preferred stock would be exchanged for a new series of the Company's preferred stock with substantially identical terms. As of December 31, 1999 CORE Cap had assets of approximately $1.4 billion, comprised of investment grade quality residential mortgage loans and MBS. The Company expects to operate the combined company at debt to capital ratios of less than 4.5 to 1.

The merger, which is structured as a taxable stock-for-stock transaction, is expected to close in the first half of 2000, subject to the approval of CORE Cap stockholders. The board of directors of CORE Cap and the Company have approved the merger. In connection with the transaction the board of directors of the Company would be expanded to include a current representative of the board of CORE Cap, and a representative of GMAC Mortgage Corporation, Inc.

In connection with the merger, the merged Company will obtain for a $2.15 million payment the right to require GMAC Mortgage Asset Management, Inc., CORE Cap's current manager, to assign its management contract with CORE Cap to BlackRock. Under the terms of such assignment, BlackRock would be primarily obligated to make all payments required to satisfy the termination provisions of the management contract. CORE Cap's assets, as included in the merged company would be managed by BlackRock under its existing agreement with the Company.

On February 11, 2000, the Company closed its short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts which expired in March 31, 2000 for a realized gain of $2,998. Simultaneously, the Company took a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts which expire in June 30, 2000. Additionally on March 3, 2000 the Company increased its short position of ten-year U.S. Treasury Note future contracts by 250.

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

The Company computes FFO in accordance with the definition recommended by the National Association of Real Estate Investment Trusts. The Company believes that the exclusion from FFO of gains or losses from sales of property was not intended to address gains or losses from sales of securities as it applies to the Company. Accordingly, the Company includes gains or losses from sales of securities in its calculation of FFO.

The Company's FFO for the year ended December 31, 1999 and the period March 24, 1998 through December 31, 1998 were $26,673, and $(1,389), respectively, which were the same as its reported GAAP net income (loss) for the periods. The Company reported cash flows provided by (used) in operating activities of $188,735 and $(141,801), cash flows (used) in investing activities $(165,453) and of $(611,175) and cash flows (used) in provided by financing activities of $(2,104) and $753,863 in its statement of cash flows for the year ended December 31, 1999 and the period March 24, 1998 through December 31, 1998, respectively.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 1999 was $26,389, or $1.27 per share ($1.26 diluted). Net loss for the period March 24, 1998 through December 31, 1998 was $1,389, or $0.07 per share (basic and diluted). The increase in income in 1999 is primarily due to the fact that the Company was in operation for a full year in 1999 versus approximately three quarters in 1998, and that the Company realized significant losses in 1998 from the sale of a substantial portion of its available for sale securities and termination of an interest rate swap agreement. Further details of the changes are set forth below.

INTEREST INCOME: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average balances during the period.

                                        For the Year Ended December 31, 1999
                                   -------------------------------------------
                                           Interest      Average    Annualized
                                            Income       Balance      Yield
                                   -------------------------------------------
CMBS                                       $33,788       $354,713        9.53%
Other securities available for sale         14,318        223,410        6.41%
Commercial mortgage loan                     5,549         51,787       10.71%
Cash and cash equivalents                      670         11,473        5.84%
                                   -------------------------------------------
Total                                      $54,325       $641,383        8.47%
                                   ===========================================

                                           For the Period March 24, 1998
                                             Through December 31, 1998
                                   -------------------------------------------
                                         Interest        Average    Annualized
                                          Income         Balance      Yield
                                   -------------------------------------------
Securities available for sale              $42,576       $749,396       7.33%
Commercial mortgage loan                     1,432         16,548      11.16%
Cash and cash equivalents                      679         15,552       5.63%
                                   -------------------------------------------
Total                                      $44,687       $781,496       7.37%
                                   ===========================================


In addition to the foregoing, the Company earned $3,186 and $1,368 in interest income from securities held for trading during the year ended December 31, 1999, and for the period March 24, 1998 through December 31, 1998, respectively.

INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                       For the Year Ended December 31, 1999
                                   -------------------------------------------
                                        Interest        Average     Annualized
                                         Expense        Balance       Rate
                                   -------------------------------------------
Reverse repurchase agreements              $16,454       $283,322      5.81%
Lines of credit and term loan                5,314         82,540      6.44%
                                   -------------------------------------------
Total                                      $21,768       $365,862      5.95%
                                   ===========================================

                                           For the Period March 24, 1998
                                             Through December 31, 1998
                                   -------------------------------------------
                                      Interest        Average       Annualized
                                       Expense        Balance          Rate
                                   -------------------------------------------
Reverse repurchase agreements              $21,932       $482,409      5.86%
Lines of credit borrowings                   1,545         26,772      7.44%
                                   -------------------------------------------
Total                                      $23,477       $509,181      5.95%
                                   ===========================================


In addition to the foregoing, the Company incurred $4,108 and $1,288 in interest expense from collateralized borrowings relating to its securities held for trading and securities sold short during the year ended December 31, 1999, and for the period March 24, 1998 through December 31, 1998.

NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE PORTFOLIO: The Company considers its portfolio to consist of its securities available for sale, its commercial mortgage loan and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity.

Net interest margin from the portfolio is annualized net interest income from the portfolio divided by the average market value of interest-earning assets in the portfolio. Net interest income from the portfolio is total interest income from the portfolio less interest expense relating to collateralized borrowings. Net interest spread from the portfolio equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income from the portfolio divided by average amortized cost of interest earning assets in the portfolio. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio.

                                                  For the Period
                              For the Year        March 24, 1998
                                  Ended              Through
                            December 31, 1999    December 31, 1998
                            --------------------------------------
 Interest Income                 $54,325            $44,687
 Interest Expense                $21,768            $23,477
 Net Interest Margin              6.02%              3.95%
 Net Interest Spread              2.59%              0.73%

OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $4,565 for the year ended December 31, 1999 and $3,474 for the period March 24, 1998 through December 31, 1998 were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $2,839 for the year ended December 31, 1999, and $765 for the period March 24, 1998 through December 31, 1998, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs, and other miscellaneous expenses, which increased in 1999 primarily due to the Company being in operation for a full year, and its investigations of various strategic acquisitions during that period.

OTHER GAINS (LOSSES): During the year ended December 31, 1999 the Company sold a portion of its securities available for sale for total proceeds of $47,843, resulting in a realized loss of $516. The loss on sale of securities available for sale of $18,262 for the period March 24, 1998 to December 31, 1998 consisted of a loss of $15,491 on the sale of securities available for sale and $2,771 of associated termination costs on an interest rate swap transaction. The gain on securities held for trading of $2,992 for the year ended December 31, 1999 and the loss of $231 for the period March 24, 1998 to December 31, 1998, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell Agency RMBS, and financial futures contracts. The foreign currency loss of $34 for the year ended December 31, 1999 and the gain of $53 for the period March 24, 1998 to December 31, 1998 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

DIVIDENDS DECLARED: During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share, of which $18,270 was paid during the year and $6,078 was paid on January 17, 2000. On March 16, 2000, the Company declared distributions to its shareholders of $0.29 per share, payable on April 28, 2000 to stockholders of record on March 31, 1999. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company stockholders.

During the period March 24, 1998 through December 31, 1998, the Company declared dividends to shareholders totaling $18,759, $.092 per share, of which $12,963 was paid during the period and $5,796 was paid on January 15, 1999. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $28,347, or $1.36 ($1.34 diluted) per share, for the year ended December 31, 1999, compared to a net income as calculated in accordance with generally accepted accounting principles (GAAP) of $26,673, or $1.27 ($1.26 diluted) per share.

Tax basis income was $14,518, or $0.70 per share (basic and diluted), for the period March 24, 1998 through December 31, 1998, compared to a net loss as calculated in accordance with GAAP of $1,389 or $0.07 per share (basic and diluted).

For tax purposes the fourth quarter 1999 and 1998 dividend of $0.29 each period is treated as a 2000 and 1999 distribution, respectively. Thus, for tax purposes the total dividends paid year to date in 1999 and 1998 were $1.45 and $0.63, respectively.

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in 1999, tax basis income is higher the GAAP income. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

A reconciliation of GAAP net loss to tax basis net income is as follows:


                                                                          For the Period
                                                                          March 24, 1998
                                                        For the Year          Through
                                                       Ended December      December 31,
                                                          31, 1999             1998
                                                   -------------------------------------
GAAP net income (loss)                                      $26,673        $(1,389)
Net (gain) loss on securities available for sale            (2,476)          14,459
Subordinate CMBS income differences                           3,500           1,230
Other differences                                               650             218
                                                   -------------------------------------
Tax basis net income                                        $28,347         $14,518
                                                   =====================================



CHANGES IN FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE: At December 31, 1999 and 1998, respectively an aggregate of $101,139 and $79,137 in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The Company's securities available for sale, which are carried at estimated fair value, included the following at December 31, 1999:


                                                      Estimated
                                                        Fair
              Security Description                      Value     Percentage
-----------------------------------------------------------------------------
Commercial mortgage-backed securities:
Non-investment grade rated subordinated
  securities                                           $243,708    42.7%
Non-rated subordinated securities                        29,025     4.6
                                                      -----------------------
                                                        272,733    47.3

Single-family residential mortgage-backed securities:

Agency adjustable rate securities                        58,858    10.2
Agency fixed rate securities                            165,825    28.7
Privately issued investment grade rated fixed
  rate securities                                        76,821    13.3
                                                       ----------------------
                                                        301,504    52.2
Agency insured project loan                               2,958     0.5
                                                       ----------------------
                                                       $577,195   100.0%
                                                       ======================

During 1999 the fair value of the Company's securities available for sale increased by $112,127 as a result of purchases of $265,174 and sales and principal paydowns of $131,045 and changes in market value of $(22,002).

The Company's securities available for sale included the following at December 31, 1998:

                                                      Estimated
                                                        Fair
              Security Description                      Value     Percentage
-----------------------------------------------------------------------------
Commercial mortgage-backed securities:

Non-investment grade rated subordinated
  securities                                           $248,734    53.5%
Non-rated subordinated securities                        24,284     5.2
                                                       ---------------------
                                                        273,018    58.7

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                        17,999     3.9
Agency fixed rate securities                             13,023     2.8
Privately issued investment grade rated fixed
  rate securities                                       157,753    33.9
                                                       ---------------------
                                                        188,775    40.6
Agency insured project loan                               3,275     0.7
                                                       ---------------------
                                                       $465,068   100.0%
                                                       =====================

During 1998, the Company sold a substantial portion of its securities available for sale for total proceeds of $736,744, resulting in a realized loss of $18,262. Substantially all of the sales occurred during the fourth quarter of 1998 as part of the Company's efforts to reduce its leverage and enhance its liquidity in response to reduced liquidity in the financing markets and spread widening in the credit-sensitive sectors of the debt markets. The proceeds from these sales were applied primarily to reduce amounts borrowed under the Company's reverse repurchase agreements and to increase its cash position. Sales during 1999 resulted in total proceeds of $47,843 and realized losses of $516.

SHORT-TERM BORROWINGS: To date, the Company's debt has consisted of line-of-credit borrowings, term loans, reverse repurchase agreements, and preferred stock, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

Under the lines of credit, term loans, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following tables set forth information regarding the Company's collateralized borrowings.

                                              For the Year Ended
                                              December 31, 1999
                                  -----------------------------------------
                                     December 31,
                                        1999         Maximum     Range of
                                       Balance       Balance     Maturities
                                  -----------------------------------------
Reverse repurchase agreements        $377,498       $404,043   3 to 62 days
Line of credit and term loan
  borrowings                           94,035        167,599  77 to 931 days
                                  ------------------------------------------

                                        For the Period March 24, 1998
                                          Through December 31, 1998
                                  --------------------------------------------
                                     December 31,
                                        1998         Maximum     Range of
                                       Balance       Balance     Maturities
                                  -------------------------------------------
Reverse repurchase agreements        $420,143       $841,617   1 to 180 days
Line of credit and term loan
  borrowings                           65,921         79,309   241 to 360 days
                                  --------------------------------------------

The Company repaid a substantial portion of its borrowings under reverse repurchase agreements during the fourth quarter of 1998.

HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated commercial mortgage loan is to minimize its exposure to fluctuations in the sterling exchange rate. At December 31, 1998, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company agreed to exchange (pound)8,053 (pounds sterling) for $13,323 (U.S. dollars) on March 31, 1999. Upon the maturity of this contract, the Company entered into a similar forward currency exchange contract. As of December 31, 1999 the Company agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. On January 18, 2000 the Company agreed to exchange (pound)8,000 (pounds sterling) for $13,152 (U.S. dollars) on July 21, 2000. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $221 and $21 at December 31, 1999, and 1998, respectively, which was recognized as a reduction of net foreign currency gains (losses).

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At December 31, 1999, the Company had outstanding, a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 1999, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bond and Notes, respectively. The estimated fair value of these contracts was approximately $1,925 at December 31, 1999.

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

To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets then the Company may be required to sell assets in order to achieve lower borrowings levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities, preferred stock, and will consider resecuritization or other achievable term funding of existing assets.

On March 31, 1999, the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets. There can be no certainty, however, that the Company will be able to issue, on terms favorable to the Company, or at all, any of the securities so registered.

On December 2, 1999, the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into the Company's Common Stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into Common Stock or liquidated for $27.75 per share. If converted, the Preferred Stock would convert into approximately 4 million shares of Common Stock.

As of December 31, 1999 $179,978 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, $41,090 was available under the Company's $50,000 credit facility, and $3,369 was available under the Company's term financing secured by the California Loan.

The Company's operating activities provided (used) cash flows of $188,735 and $(141,801) during the year ended December 31, 1999, and the period March 24, 1998 through December 31, 1998, primarily through sales of trading securities in excess of purchases and the purchase of securities held for trading, respectively.

The Company's investing activities used cash flows totaling $165,453 and $611,175, during the year ended December 31, 1999, and the period March 24, 1998 through December 31, 1998, primarily to purchase securities available for sale and to fund a commercial mortgage loans.

The Company's financing activities used $2,104 during the year ended December 31, 1999, primarily to reduce the level of short-term borrowings related to the Company's trading portfolio. The Company's financing activities provided $753,863 during the period March 24, 1998 through December 31, 1998 and consisted primarily of net short-term borrowings and net proceeds from the issuance of 21,365,198 shares of common stock.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 1999 and 1998, the Company was in compliance with all such covenants.

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

REIT STATUS: The Company has elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK: Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held for trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a market spread to U.S. LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of December 31, 1999 and 1998. Actual results could differ significantly from these estimates.

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS

                    1999                                  1998
    --------------------------------------------------------------------------
         Change in          Projected          Change in         Projected
       Treasury Yield       Change in       Treasury Yield       Change in
           Curve,           Portfolio           Curve,           Portfolio
      +/- Basis Points   Net Market Value  +/- Basis Points   Net Market Value
    --------------------------------------------------------------------------
            -300              27.1%              -300               39.2%
            -200              18.3%              -200               24.6%
            -100               9.3%              -100               11.7%
         Base Case              0              Base Case              0
            +100              (9.6)%             +100              (10.5)%
            +200             (19.4)%             +200              (20.0)%
            +300             (29.6)%             +300              (28.6)%

          PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                       GIVEN CREDIT SPREAD MOVEMENTS

                        1999                                  1998
       -----------------------------------------------------------------------
             Change in          Projected          Change in       Projected
          Credit Spreads,       Change in       Credit Spreads,    Change in
         +/- Basis Points       Portfolio      +/- Basis Points  Portfolio Net
                              Net Market Value                    Market Value
       -----------------------------------------------------------------------
               -300               36.7%              -300               39.0%
               -200               23.2%              -200               24.4%
               -100               11.0%              -100               11.5%
             Base Case              0              Base Case              0
               +100               (9.7)%             +100              (10.3)%
               +200              (18.6)%             +200              (19.5)%
               +300              (26.6)%             +300              (27.7)%


           PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                           GIVEN LIBOR MOVEMENTS

                              1999                                   1998
             ------------------------------------------------------------------------------
                                  Projected Change                       Projected Change
               Change in LIBOR,     in Portfolio      Change in LIBOR,     in Portfolio
               +/- Basis Points     Net Interest      +/- Basis Points     Net Interest
                                       Income                                 Income
             ------------------------------------------------------------------------------
                     -200               21.4%               -200               10.1%
                     -100               10.7%               -100                5.2%
                  Base Case               0              Base Case               0
                     +100              (10.7)%              +100               (6.3)%
                     +200              (21.4)%              +200              (13.0)%


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

  For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield from 9.84% to 8.40%. This would reduce GAAP income going forward and cause a significant write down in assets at the time the loss assumption is changed.

  ASSET AND LIABILITY MANAGEMENT: Asset and liability management is concerned with the timing and magnitude of the repricing and/or maturing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid as there is a very stable market for the financing of these securities.

  The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of December 31, 1999, and 1998 the Company's duration on equity was approximately 9.2 and 11 years, respectively. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 9.2% and 11%, respectively. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility.

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

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE

  Independent Auditors' Report..............................................43

  Financial Statements:

  Statements of Financial Condition at December 31, 1999 and 1998...........44

  Statements of Operations and Comprehensive Income (Loss)
  For the Year Ended December 31, 1999 and
  For the Period March 24, 1998 (Commencement of Operations)
   Through December 31, 1998 ...............................................45

  Statements of Changes in Stockholders' Equity
  For the Year Ended December, 31, 1999, and For the Period
  March 24, 1998 (Commencement of Operations)
  Through December 31, 1998 ................................................46

  Statements of Cash Flows
  For the Year Ended December 31, 1999 and
  For the Period March 24, 1998 (Commencement of Operations)
  Through December 31, 1998 ................................................47

  Notes to Financial Statements.............................................48


All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying statements of financial condition of Anthracite Capital, Inc. (the "Company") at December 31, 1999 and 1998, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and of cash flows for the year ended December 31, 1999 and the period March 24, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period March 24, 1998 (commencement of operations) through December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2000




                          ANTHRACITE CAPITAL, INC.
                     STATEMENTS OF FINANCIAL CONDITION
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------


                                                 December 31, 1999  December 31, 1998
                                                 -----------------  -----------------

ASSETS
Cash and cash equivalents                           $    22,265           $    1,087
Securities available for sale, at fair value
   Subordinated commercial mortgage-backed
     securities (CMBS)                              $   272,733           $  273,018
     Investment grade securities                        304,462              192,050
                                                    -----------           -----------
Total securities available for sale                     577,195              465,068
Commercial mortgage loans, net                           69,611               35,581
Other assets                                             10,591                7,964
Restricted cash equivalents                                   -                3,243
Deposits with brokers as collateral for
  securities sold short                                       -              276,617
Securities held for trading, at fair value                    -              166,835
                                                    -----------           -----------
     Total Assets                                   $   679,662           $  956,395
                                                    ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings:
    Secured by pledge of subordinated CMBS          $   162,738           $  160,924
    Secured by pledge of other securities
      available for sale and cash equivalents           272,289              168,963
    Secured by pledge of securities held for
      trading                                                 -              133,163
    Secured by pledge of commercial mortgage
      loans                                              36,506               23,014
                                                    -----------           -----------
Total short-term borrowings                         $   471,533           $  486,064
Securities sold short, at fair value                          -              275,085
Distributions payable                                     6,079                5,796
Other liabilities                                         3,767                7,721
                                                    -----------           -----------
     Total Liabilities                                  481,379              774,666
                                                    -----------           -----------

Redeemable Convertible Preferred Stock                   30,022                    -
                                                    -----------           -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share;
  400,000 shares authorized; 22,378 shares
  issued, 20,961 shares outstanding in 1999;
  and 21,365 shares issued, 19,985 shares
  outstanding in 1998                                        22                   21
Additional paid-in capital                              303,562              296,836
Distributions in excess of earnings                     (18,107)             (20,148)
Accumulated other comprehensive loss                   (101,139)             (79,137)
Treasury stock, at cost; 1,417 shares in 1999;
  and 1,380 shares in 1998                              (16,077)             (15,843)
                                                    ------------         -------------
      Total Stockholders' Equity                        168,261              181,729
                                                    ------------         -------------
      Total Liabilities and Stockholders' Equity    $   679,662          $   956,395
                                                    ===========          ============

The accompanying notes are an integral part of these financial statements.


ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------

                                                             For the
                                                             Period
                                                             March
                                           For the Year     24,1998*
                                              Ended          Through
                                           December 31,    December 31,
                                              1999            1998
                                           ------------    ------------

Interest Income:
Securities available for sale               $ 48,106       $ 42,576
Commercial mortgage loans                      5,549          1,432
Trading securities                             3,186          1,368
Cash and cash equivalents                        670            679
                                            --------       --------
         Total interest income                57,511         46,055
                                            --------       --------

Expenses:
Interest                                      21,768         23,477
Interest-trading securities                    4,108          1,288
Management fee                                 4,565          3,474
Other                                          2,839            765
                                            --------       --------
        Total expenses                        33,280         29,004
                                            --------       --------

Other Gain (Loss):
Loss on sale of securities available
  for sale                                      (516)       (18,262)
Gain (loss) on securities held for
  trading                                      2,992           (231)
Foreign currency gain (loss)                     (34)            53
                                            ---------      ---------
        Total other gain (loss)                2,442        (18,440)
                                            ---------      ---------
Net Income (Loss)                             26,673         (1,389)
                                            ---------      ---------
Dividends and accretion on
  redeemable convertible
  preferred stock                                284              -
                                            --------       ---------
Net Income (Loss) Available to
  Common Shareholders                         26,389         (1,389)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities
  available for sale:
Unrealized holding loss arising
  during period                              (22,518)       (97,399)
Less: reclassification adjustment
  for realized loss included in net
  income                                         516         18,262
                                            ---------     ----------
  Other Comprehensive Income (Loss)          (22,002)       (79,137)
                                            ---------     ----------

Comprehensive Income (Loss)                 $  4,387      $ (80,526)
                                            =========     ==========

Net Income (Loss) Per Share:
   Basic                                     $  1.27      $  (0.07)
   Diluted                                      1.26         (0.07)

Weighted average number of shares outstanding:
   Basic                                      20,814         20,658
   Diluted                                    21,150         20,658


*Commencement of operations.
The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999, AND THE PERIOD MARCH 24, 1998
(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1998
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
                             Common                                 Accumulated
                             Stock,   Additional   Distribution       Other      Treasury    Total
                              Par     Paid-In       In Excess     Comprehensive    Stock,   Stockholders'
                             Value    Capital      Of Earnings        Loss        At Cost     Equity
                             ------   ----------   ------------   -------------  --------   -------------

Balance at March 24, 1998                $200                                                  $200
Issuance of common stock       $21    296,867                                               296,888
Net loss                                             $(1,389)                                (1,389)
Change in net unrealized
gain (loss) on securities
available for sale, net                                              $(79,137)              (79,137)
of reclassification
adjustment
Dividends declared-common
  stock                                              (18,759)                               (18,759)
Cost of Dividend
Reinvestment and Stock                    (30)                                                  (30)
Purchase Plan offering
Redemption of common stock               (201)                                                 (201)
Purchase of treasury stock                                                       (15,843)   (15,843)

Balance at December 31, 1998    21    296,836        (20,148)         (79,137)   (15,843)   181,729
                             ---------------------------------------------------------------------------

Net income                                            26,673                                 26,673

Change in net unrealized
  gain (loss) on securities
  available for sale, net
  of reclassification
  adjustment                                                          (22,002)              (22,002)
Dividends declared -
  common stock                                       (24,348)                               (24,348)
Dividends and accretion
  on redeemable convertible
  preferred stock                                       (284)                                  (284)

Shares issued under
  Dividend Reinvestment and
  Stock Purchase Plan            1      6,726                                                 6,727

Redemption of treasury
  stock                                                                             (234)      (234)
                           -----------------------------------------------------------------------------
Balance at December 31,
  1999                         $22   $303,562       $(18,107)       $(101,139)  $(16,077)  $168,261
                           ==============================================================================

The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

------------------------------------------------------------------------------------
                                                      For the Year      For the Period
                                                          Ended         March 24, 1998*
                                                      December 31,          Through
                                                          1999          December 31, 1998
                                                      -------------     -----------------

Cash flows from operating activities:

   Net income (loss)                                    $  26,673        $   (1,389)

Adjustments to reconcile net income to net cash
provided by operating activities:
   Net sale (purchase) of trading securities
    and securities sold short                             168,367          (165,254)
   Noncash portion of gain on securities
     held for trading                                           -              (662)
   Premium amortization (discount
     accretion), net                                         (274)            7,914
   Noncash portion of net foreign currency
     loss (gain)                                               34              (429)
   Net gain on sale of securities                             516            18,262
   Increase in other assets                                (2,627)           (7,964)
   (Decrease) increase in other liabilities                (3,954)            7,721
                                                         ----------       ----------
Net cash provided by operating activities                 188,735          (141,801)
                                                         ----------       ----------

Cash flows from investing activities:
   Purchase of securities available for sale             (265,174)       (1,386,724)
   Funding of commercial mortgage loan                    (35,000)          (35,131)
   Decrease (increase) in restricted cash
     equivalents                                            3,242            (3,242)
   Principal payments received on securities
     available for sale                                    79,689            80,982
   Proceeds from sales of securities available
     for sale                                              47,843           736,744
   Net proceeds from sales of hedging securities            3,947                 -
   Termination payment on interest rate swap                    -            (3,804)
                                                       -----------       -----------
Net cash used in investing activities                    (165,453)         (611,175)
                                                       -----------       -----------

Cash flows from financing activities:
   Net increase (decrease) in borrowings                  (14,531)          486,064
   Proceeds from issuance of common stock, net of
     offering costs                                         6,727           296,836
   Proceeds from issuance of redeemable
     convertible preferred stock                           30,000                 -
   Dividends on common stock                              (24,066)          (12,963)
   Purchase of treasury stock                                (234)          (15,843)
   Other common stock transactions                              -              (231)
                                                       -----------       -----------
Net cash provided (used) by financing activities           (2,104)          753,863
                                                       -----------       -----------
Net increase (decrease) in cash and cash
  equivalents                                              21,178               887
Cash and cash equivalents, beginning of period              1,087               200
                                                        -----------      -----------
Cash and cash equivalents, end of period                 $ 22,265        $    1,087
                                                        ===========      ===========

Supplemental disclosure of cash flow information:
   Interest paid                                         $ 24,309        $   21,354
                                                        ===========      ==========

Noncash financing activities:
   Net change in unrealized loss on securities
     available for sale                                  $(22,003)       $  (79,137)
                                                         ==========      ===========
   Dividends declared, not yet paid                      $  6,078        $    5,796
                                                         ==========      ===========
* Commencement of operations.
The accompanying notes are an integral part of these financial statements.


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

  In preparing the financial statements in accordance with generally accepted accounting principles ("GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's mortgage-backed securities and certain other investments.

  A summary of the Company's significant accounting policies follows:

  CASH AND CASH EQUIVALENTS

  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

  RESTRICTED CASH EQUIVALENTS

  At December 31, 1999, none of the Company's cash equivalents were pledged. At December 31, 1998, $3,243 of the Company's cash equivalents were pledged to secure its short-term borrowings and classified as restricted cash equivalents on the statement of financial condition.

  SECURITIES AVAILABLE FOR SALE

  The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available for sale because the Company may dispose of them prior to maturity. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in income on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable, and credit losses. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

  SECURITIES HELD FOR TRADING

  The Company has designated certain securities as assets held for trading because the Company intends to hold them for short periods of time. Securities held for trading are carried at estimated fair value with net unrealized gains or losses included in income.

  COMMERCIAL MORTGAGE LOANS

  The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing commercial mortgage loans are deferred and the net amount is included in the basis of the loans on the statement of financial condition. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

  The Company is exposed to interest rate risk on the contracts, as well as to credit loss in the event of nonperformance by any other party to the contract. However, the Company does not anticipate nonperformance by any counterparty.

  HEDGING INSTRUMENTS

  As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

  Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at December 31, 1999 or 1998.

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

  Financial futures contracts that are, for accounting purposes, designated as hedging securities available for sale, are carried at fair value, with changes in fair value included in other comprehensive income (loss). Realized gains and losses on closed contracts are deferred and recognized in the basis of the hedged available for sale security, and amortized as a yield adjustment over the security's remaining term.

  The Company monitors its hedging instruments throughout their terms to ensure that they remain effective at their intended purpose. The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company's hedging instruments. However, the Company does not anticipate nonperformance by any counterparty.

  FOREIGN CURRENCIES

  Assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the date of the statement of financial condition. Revenues, costs, and expenses denominated in foreign currencies are translated at average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from this process are recognized in earnings.

  NET INCOME (LOSS) PER SHARE

  Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of redeemable convertible preferred stock is calculated using the "if converted" method.


                                               For the Year Ended December 31, 1999
                                           Income            Shares           Per-Share
                                         (Numerator)       (Denominator)       Amount
                                         -----------------------------------------------

Net income available to common
  shareholders                              $26,389
Basic net income per share                  $26,389           20,814          $1.27

Effect of dilutive securities:
    10.5% Series A Senior Cumulative
    Redeemable Preferred Stock                  284              336
                                         ------------------------------
Diluted net income per share                $26,673           21,150          $1.26
                                         ===========================================


  The Company's stock options were antidilutive for the year ended December 31, 1999 and the period March 24, 1998 through December 31, 1998, because their exercise prices exceeded the average market price of the common stock during the periods.

  For the period March 24, 1998 through December 31, 1998, the Company had no preferred stock outstanding, or other dilutive securities.

  INCOME TAXES

  The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 1999, the Company has a capital loss carryover of $13,165 available to offset future capital gains.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

  During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, or a hedge of the exposure to variable cash flows. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

  The Company is required to implement SFAS 133 by January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

  RECLASSIFICATIONS

  Certain amounts from 1998 have been reclassified to conform to the 1999 presentation.

  NOTE 2    SECURITIES AVAILABLE FOR SALE

  The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are summarized as follows:


                                                                  Gross        Gross      Estimated
                                                    Amortized  Unrealized    Unrealized      Fair
            Security Description                       Cost       Gain          Loss        Value
  ---------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities ("CMBS"):
  Non-investment grade rated subordinated
     securities                                     $334,162           -     $(90,454)    $243,708
  Non-rated subordinated securities                   38,882           -       (9,857)      29,025
                                                   ---------------------------------------------------
     Total CMBS                                      373,044           -     (100,311)     272,733
  Single-family residential mortgage-backed
    securities ("RMBS"):
  Agency adjustable rate securities                   57,826       $1,032           -       58,858
  Agency fixed rate securities                       166,323           -         (498)     165,825
  Privately issued investment grade rated
     fixed rate securities                            78,091           -       (1,270)      76,821
                                                  ----------------------------------------------------
     Total RMBS                                      302,240        1,032      (1,768)     301,504
  Agency insured project loan                          3,050           -          (92)       2,958
                                                  ----------------------------------------------------
     Total securities available for sale            $678,334       $1,032   $(102,171)    $577,195
                                                  ====================================================


  As of December 31, 1999, an aggregate of $497,542 in estimated fair value of the Company's securities available for sale was pledged to secure its short-term borrowings.

  The amortized cost and estimated fair value of securities available for sale as of December 31, 1998 are summarized as follows:



                                                                  Gross        Gross      Estimated
                                                    Amortized  Unrealized    Unrealized      Fair
            Security Description                       Cost       Gain          Loss        Value
  ---------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities ("CMBS"):
  Non-investment grade rated subordinated
     securities                                      $314,209          -     $ (65,475)    $248,734
  Non-rated subordinated securities                    38,200          -       (13,916)      24,284
                                                    ------------------------------------------------
     Total CMBS                                       352,409          -       (79,391)     273,018
  Single-family residential mortgage-backed
    securities ("RMBS"):
  Agency adjustable rate securities                    17,977        $22             -       17,999
  Agency fixed rate securities                         13,022          1             -       13,023
  Privately issued investment grade rated
     fixed rate securities                            157,571        278           (96)     157,753
                                                    -------------------------------------------------
     Total RMBS                                       188,570        301           (96)     188,775
  Agency insured project loan                           3,226         49             -        3,275
                                                    -------------------------------------------------
     Total securities available for sale             $544,205       $350     $ (79,487)    $465,068


  As of December 31, 1998, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

  The following CMBS securities were owned by the Company as of December 31, 1998 and December 31, 1999:


         Security Decription        Cusip    Rating  Coupon   1999 Face Amount
     -------------------------------------------------------------------------
     CMAC_98-C1      H            201728DC3  BB-       6.210%      $    8,942
     CMAC_98-C1      J            201728DD1  B+        6.210%          14,905
     CMAC_98-C1      K            201728DE9  B         6.210%           8,939
     CMAC_98-C1      L            201728DF6  B-        6.210%          11,924
     CMAC_98-C1      M            201728DG4  CCC       6.210%           8,940
     CMAC_98-C1      N            201728DH2  NR        6.210%          11,926
     CMAC_98-C2      H            201728DU3  BB-       5.440%          36,141
     CMAC_98-C2      J            201728DV1  B         5.440%          65,054
     CMAC_98-C2      K            201728DW9  B-        5.440%          21,684
     CMAC_98-C2      L            201728DX7  CCC       5.440%          21,685
     CMAC_98-C2      M            201728DY5  NR        5.440%          43,402
     DLJCM_98-CG1    C            23322BCT3  NR        6.700%          23,464
     DLJCM_98-CG1   B5            23322BCR7  BB-       6.300%          15,642
     DLJCM_98-CG1   B6            23322BCS5  B         6.300%          27,374
     DLJCM_98-CG1   B7            23322BCW6  B-        6.300%          15,643
     GMACC_98-C1     J            361849DP4  BB-       7.155%           9,300
     GMACC_98-C1     K            361849DQ2  B         6.700%          16,400
     GMACC_98-C1     L            361849DR0  B-        6.700%           9,300
     GMACC_98-C1     M            361849DS8  CCC       6.700%           7,000
     GMACC_98-C1     N            361849DT6  NR        6.700%           9,300
     LBCMT_98-C1     F            501773BG9  BB+       6.300%          34,834
     LBCMT_98-C1     G            501773BH7  BB        6.300%          34,556
     LBCMT_98-C1     H            501773BJ3  BB-       6.300%          17,278
     LBCMT_98-C1     J            501773BK0  B         6.300%          43,195
     LBCMT_98-C1     K            501773BL8  B-        6.300%          11,231
     LBCMT_98-C1     L            501773BM6  CCC       6.300%          11,231
     LBCMT_98-C1     M           501773BN4   NR        6.300%          19,664
                                                              ----------------
     Total CMBS as of December 31, 1998                           $   558,954
                                                              ----------------

           1999 Purchases
     PNCMAC_99-CM1   B6           69348HAM0  B+        6.850%          10,455
     PNCMAC_99-CM1   B7           69348HAN8  B         6.850%           7,604
     PNCMAC_99-CM1   B8           69348HAP3  B-        6.850%           5,703
     PNCMAC_99-CM1   C            69348HAQ1  CCC       6.850%           7,605
     PNCMAC_99-CM1   D            69348HAR9  NR        6.850%           9,505
     Midland Conduit III            N/A      NR        8.030%           1,596
                                                              ----------------
     Total Purchased in 1999                                      $    42,468
                                                              ----------------
     Total CMBS as of December 31, 1999                           $   601,422
                                                              ================

  As of December 31, 1999, there were 1,771 loans underlying the subordinated CMBS held by the Company, with a principal balance of $9,430,000.

  As of December 31, 1999, and 1998, the aggregate estimated fair value by underlying credit rating of the Company's securities available for sale are as follows:

                              December 31, 1999        December 31, 1998
                              Estimated                Estimated
       Security Rating        Fair Value  Percentage   Fair Value  Percentage
  ----------------------------------------------------------------------------
  Agency and agency insured
      securities                $227,641     39.5%      $ 34,297      7.4%
  AAA                             76,821     13.3        157,753     33.9
  BB+                             23,103      4.0         27,099      5.8
  BB                              22,051      3.8         24,749      5.3
  BB-                             50,412      8.7         55,996     12.0
  B+                              14,173      2.5          8,317      1.8
  B                               84,830     14.7         89,244     19.2
  B-                              32,770      5.7         31,027      6.7
  CCC                             16,368      2.8         12,302      2.7
  Not rated                       29,026      5.0         24,284      5.2
                              ----------------------------------------------
  Total securities
      available for sale        $577,195    100.0%      $465,068    100.0%
                              ===============================================

  As of December 31, 1999 and 1998, the mortgage loans underlying the CMBS held by the Company were secured by properties of the types and at the locations identified below:

                   Percentage (1)                         Percentage (1)
  --------------------------------------------------------------------------
  Property Type    1999       1998        Geographic     1999       1998
                                           Location
  --------------------------------------------------------------------------
  Multifamily        30.6%      28.5%   California          12.6%     13.3%
  Retail             26.5       27.1    Texas               11.2      10.2
  Office                                New York             9.6       9.6
  Lodging             9.4        9.9    Florida              6.4       6.8
  Other              17.0       18.0    Illinois             4.8       5.6
                ----------------------
  Total             100.0%     100.0%   Other (2)           55.4      54.5
                ======================                 ---------------------
                                        Total              100.0%    100.0%
                                                       =====================

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)   No other individual state comprises more than 5% of the total.

  The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of December 31:


-----------------------------------------------------------------------------------------------------
                                            1999                                1998
-----------------------------------------------------------------------------------------------------
                                           NUMBER OF      % OF                   NUMBER OF     % OF
                              PRINCIPAL     LOANS       COLLATERAL    PRINCIPAL   LOANS    COLLATERAL
-----------------------------------------------------------------------------------------------------
Past due 30 days to 60 days    $2,936        2             0.03%       $23,800      2        0.28%
Past due 60 days to 90 days   $13,522        3             0.14%          0         0        0.0%
Past due 90 days or more      $34,631        6             0.37%          0         0        0.0%
Resolved loans                $22,296        1             0.24%          0         0        0.0%
TOTAL                         $73,385       12             0.78%       $23,800      2        0.28%
-----------------------------------------------------------------------------------------------------


  During 1999 the Company addressed delinquency issues with regard to 25 different loans including the two outstanding on December 31, 1998. During 1999 one loan was put back to the originator for documentation concerns and twelve were brought current without experiencing a loss. One loan, in the principal amount of $22,296 was resolved in November 1999 with slightly modified payment terms at no loss to the Company. This loan continues to be carried as a delinquent loan although the borrower is in compliance with the restructured payment terms. Of the 11 delinquent loans remaining as of December 31, 1999, 5 are delinquent due to technical reasons and the remaining six were in foreclosure proceedings or workout negotiations. Regarding one of the remaining six loans, the party which originally contributed the loan to the CMBS trust has indemnified the trust against a loss of up to $1,300. This loan has a principal balance of $9,065.

  The Company's delinquency experience of 0.78% with the resolved loan is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.47%. Without the resolved loan the Company's delinquencies at December 31, 2000 would be 0.54%.

  During 1999 the Company also experienced early payoffs of $33,348, 0.36% of the existing pool balance. These loans paid at par with no loss experienced. The anticipated losses attributable to these loans will be reallocated to loans remaining in the pools.

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

  The CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitization. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination.

  As of December 31, 1999 and 1998, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.90% and 9.69% per annum, respectively, and of the Company's other securities available for sale was 7.29% and 6.50% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

  The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

  As of December 31, 1999, the unamortized net discount on securities available for sale was $231,309, which represented 25.4% of the then remaining face amount of such securities.

  During 1999, the Company sold securities available for sale for total proceeds of $47,843, resulting in a realized loss of $516. During 1998, the Company sold securities available for sale for total proceeds of $736,744, resulting in a realized loss of $18,262.

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

  The Company's securities held for trading are carried at estimated fair value. As of December 31, 1999, the Company did not have any long or short positions in securities held for trading. At December 31, 1998, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $166,835 and held short positions consisting of U.S. Treasury securities and an agency fixed rate note with estimated fair values of $(223,757) and $(51,328), respectively.

  During 1999, and 1998, respectively, aggregate net realized gains (losses) on securities held for trading were $2,992 and $(231).

  The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

  NOTE 4    COMMERCIAL MORTGAGE LOANS

  On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and the surrounding vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan as of December 31, 1999, and 1998 (at the exchange rates in effect on such dates) are summarized as follows:


                    1999                                        1998
  ------------------------------------------------------------------------------------
  Interest Principal Unamortized  Amortized  Interest Principal Unamortized  Amortized
    Rate    Balance    Discount     Cost      Rate     Balance    Discount     Cost
  ------------------------------------------------------------------------------------
    10.11%   $34,680    $ 54       $ 34,626   10.30%   $35,670     $ 89      $ 35,581


  The exchange rate for the British pound at December 31, 1999 was (pound)0.61908 to US$1.00; at December 31, 1998 the exchange rate was (pound)0.603318.

  The entire principal balance of the Company's investment in the loan is pledged to secure line of credit borrowings included in collateralized borrowings. The borrower has made all payments when due.

  During 1999, the Company funded its entire commitment, $35,000, under a floating rate commercial real estate construction loan secured by a second mortgage. The subject property is an office complex located in Santa Monica, California. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the expected two-and-one-half year life of the loan. As of December 31, 1999, the interest rate on amounts funded under the commitment was 11.90% and the borrower had made all payments when due.

  NOTE 5    COMMON STOCK

  The Company was initially capitalized with the sale of 13,333 shares of common stock on March 5, 1998 for a total of $200. In April and July 1998, the Company redeemed all such shares from its initial stockholder in two transactions at the then current market price of such shares, or approximately $201 in the aggregate. The redeemed shares were retired.

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

  In June 1998, the Company registered with the Securities and Exchange Commission up to 2,000,000 shares of common stock in connection with a Dividend Reinvestment and Stock Purchase Plan ("the Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's common stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments. Offering costs in connection with the establishment of the Plan amounting to $30 have been charged against additional paid-in capital. As of December 31, 1998, no shares had been issued under the Plan. During 1999, the Company issued 1,013,326 shares under the Plan and received total proceeds of $6,726.

  In July 1998, the Board of Directors of the Company approved the repurchase of up to 10% of the then outstanding number of shares of the Company's common stock. In September 1998, the Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock.

  During 1999 the Company repurchased 36,800 shares of its common stock for $234 in open market transactions. Such purchases were made at an average price of $6.35 per share (including commissions). In 1998 the Company repurchased 1,380,100 shares of its common stock for $15,843 in open market transactions. Such purchases were made at an average price of $11.53 per share (including commissions). On January 5, 2000, the Company repurchased 6,100 shares of its common stock for $39 in open market transactions. Such purchase was made at a price of $6.42 per share (including commissions). The remaining number of shares authorized for repurchase is 2,713,519.

  On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

  During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share, of which $18,270 was paid during the year and $6,078 was paid on January 17, 2000. On March 16, 2000, the Company declared distributions to its shareholders of $0.29 per share, payable on April 28, 2000 to stockholders of record on March 31, 1999. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

  During the period March 24, 1998 through December 31, 1998, the Company declared dividends to shareholders totaling $18,759, $.092 per share, of which $12,963 was paid during the period and $5,796 was paid on January 15, 1999. For Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

  NOTE 6    PREFERRED STOCK

  On December 2, 1999 the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Preferred Stock"), $0.001 par value per share, for aggregate proceeds of $30,000. The new series of private preferred stock carries a 10.5% coupon and is convertible into the Company's common stock at a price of $7.35. The Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated ("Liquidation Preference") for $27.75 per share. If converted, the Preferred Stock would convert into approximately 4 million shares of the Company's common stock. The difference between the liquidation price and the proceeds received totals $3,300, and is being accreted to the carrying value of the Preferred Stock over its seven year life. As of December 31, 1999, the Company's has authorized and unissued Preferred Stock of 98,800,000 shares.

  The Preferred Stock was privately placed by the Company, and there was no underwriting discount paid. At the closing of the proposed merger (see
  Note 13, Subsequent Events), the Liquidation Preference will be increased from $27.75 to $28.50 per share.

  NOTE 7    TRANSACTIONS WITH AFFILIATES

  The Company has a Management Agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Bank Corp. ("PNC") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two year term of the Management Agreement was to expire on March 20, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the approval of a majority of the unaffiliated directors, on terms similar to the prior agreement. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.35% of average invested assets rated above BB+. The Company expects to renew its Management Agreement with the Manager on similar terms.

  The Company accrued $4,565 and $3,474 in base management fees in accordance with the terms of the Management Agreement for the year ended December 31, 1999, and for the period March 24, 1998 to December 31, 1998, respectively. The amount payable for base management fees included in other liabilities in the statement of financial condition is $1,392 and $1,230 as of December 31, 1999 and 1998, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $333 and $250 for certain expenses incurred on behalf of the Company by the Manager during 1999 and 1998.

  The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance. The Company has not accrued for or paid the Manager any incentive compensation since it commenced operations.

  On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For the year ended December 31, 1999, the administration fee was $120.

  During 1999, the Company purchased certificates representing 1% interests in Midland Commercial Mortgage Owner Trust I, Midland Commercial Mortgage Owner Trust II, and Midland Commercial Mortgage Owner Trust III (the "Trusts") for a total of $1,377, $2,417 and $1,552, respectively, from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland. On June 30 and December 2, 1999, respectively, the Company's interest in the Midland Commercial Mortgage Owner Trust I and II were sold for $1,400 and $2,476 resulting in realized gains of $23 and $64, respectively. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trust. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company paid interest of approximately $20 to PNC Funding Corp. during the year ended December 31, 1999.

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

  NOTE 8    STOCK OPTIONS

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

  Pursuant to the 1998 Stock Option Plan, on March 27, 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, was granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 8.3 years at December 31, 1999. One quarter of these options, representing 372,036 shares, vested on March 27, 1999 and the remaining options vest in three equal installments on March 27, 2000, March 27, 2001 and March 27, 2002. 25,000 of these options were terminated and none were exercised during 1998.

  In addition to the foregoing, on March 17, 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.44 per share. The remaining contractual life of each option is approximately 9.3 years at December 31, 1999. The options vest in two equal installments on March 31, 2000 and March 31, 2001. 15,000 of these options were terminated and none were exercised during 1998 or 1999.

  The Company considers its officers and directors to be employees for the purposes of stock option accounting. For the year ended December 31, 1999, and for the period March 24 through December 31, 1998, of the options issued under the 1998 Stock Option Plan, options covering 245,000 and 1,104,426 shares of the Company's common stock were granted to employees, respectively. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for options issued to employees. Accordingly, no compensation cost for the options granted to employees under the 1998 Stock Option Plan has been recorded in the statement of operations and comprehensive income (loss). Had compensation cost for the 1998 Stock Option Plan been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                                       1999            1998
                                            ----------------------------------
   Net income (loss) - as  reported                   $26,673         $(1,389)
   Net income (loss) - pro forma                       26,348          (1,856)
   Basic income (loss) per share - as reported          1.27            (0.07)
   Basic income (loss) per share - pro forma            1.25            (0.09)
   Diluted income (loss) per share - as reported        1.26            (0.07)
   Diluted income (loss) per share - pro forma          1.25            (0.09)


  For the Company's pro forma net loss, the compensation cost is amortized over the vesting period of the options. The fair value of each option granted to employees in 1999 was estimated to be $0.06 at the date of grant, using the Black-Scholes option-pricing model with the following assumptions: average dividend yield of 15.91%; expected volatility of 25%; risk-free interest rate of 5.82%; and expected lives of ten years. The fair value of each option granted to employees in 1998 was estimated to be $1.06 on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: average dividend yield of 12%; expected volatility of 25%; risk-free interest rate of 5.19%; and expected lives of ten years.

  For the options to purchase 383,717 shares of the Company's common stock granted to nonemployees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the nonemployee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. These non-employee options were deemed to have nominal value at each period end.

  Options to purchase 246,544 shares of the Company's common stock that were granted to certain officers, directors and employees of the Company and the Manager in connection with the Company's initial public offering expired unexercised on March 30, 1999.

  The estimated fair value of these options on the date of the grant was $1.57, or $386 in total, which was recorded as a cost of raising capital in the Company's initial public offering, and therefore had no net effect on stockholders' equity. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions: average dividend yield of 8.95%; expected volatility of 25%; risk-free interest rate of 5.19%; and expected lives of one year.

  Subsequent to December 31, 1999, the Company's Board of Directors approved the grant of options to purchase 50,000 shares of the Company's common stock to an officer of the Company pursuant to the 1998 Stock Option Plan. The exercise price of these options is the greater of the Company's GAAP Net Asset Value per share or the closing price of the Company's common stock on March 31, 2000.

  NOTE 9     BORROWINGS

  The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

  During 1998, the Company entered into a master assignment agreement, as amended, and the related Note, which provide financing for the Company's investments. The agreement, with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), permits the Company to borrow up to $400,000, and was to terminate on August 20, 1999. In August 1999, Merrill Lynch extended the termination date of the Master Assignment Agreement to August 20, 2000 and reduced the available funds to $200,000. As of December 31, 1999 and 1998 the outstanding borrowings under this line of credit were $64,575 and $65,921, respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate.

  In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 California Loan. As of December 31, 1999, the Company had drawn $14,131 under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

  On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term and provides for a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and loan investments, which will be used to collateralize borrowings under the facility. As of December 31, 1999, the outstanding borrowings under this facility were $5,022. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate.

  In December, 1999 the Company entered into a two year $50,000 credit facility with an institutional lender. This facility will be used to finance the acquisition of mortgage backed securities and loan investments. As of December 31, 1999, the Company borrowed $8,910 under this facility. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

  The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 1999 and 1998, the Company was in compliance with all such covenants.

  The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

  Certain information with respect to the Company's collateralized borrowings at December 31, 1999 is summarized as follows:


                                                 Lines of        Reverse            Total
                                                Credit and      Repurchase     Collateralized
                                                Term Loans      Agreements       Borrowings
                                           --------------------------------------------------
  Outstanding borrowings                          $ 94,035        $ 377,498      $ 471,533
  Weighted average borrowing rate                     7.25%            6.32%          6.50%
  Weighted average remaining maturity              360 Days          36 Days       101 Days
  Estimated fair value of assets pledged          $ 133,301       $ 412,983      $ 546,284


  As of December 31, 1999, $22,375 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

  As of December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:


                                                 Lines of        Reverse            Total
                                                Credit and      Repurchase     Collateralized
                                                Term Loans      Agreements       Borrowings
                                           --------------------------------------------------

  Within 30 days                                      -          $ 157,918       $ 157,918
  31 to 59 days                                       -            219,580         219,580
  Over 60 days                                   $94,035                 -          94,035
                                           ----------------------------------------------------
                                                 $94,035         $ 377,498       $ 471,533
                                           ====================================================




  As of December 31, 1999 the Company's borrowings under reverse repurchase agreements were concentrated with the following individual counterparties:

                                                            Weighted Average
         Counterparty               Balance Outstanding    Remaining Maturity
-----------------------------------------------------------------------------
Salomon, Smith Barney, Inc.                    $178,425               14 days
Lehman Brothers, Inc.                           164,464               35 days
DLJ Direct, Inc.                                 19,447               13 days
Morgan Stanley Dean Witter,                      15,162               13 days
Inc.

  Certain information with respect to the Company's collateralized borrowings as of December 31, 1998 is summarized as follows:

                                                        Reverse
                                       Line of        Repurchase           Total
                                        Credit        Agreements       Collateralized
                                                                        Borrowings
                                     --------------------------------------------------
  Outstanding borrowings                $ 65,921        $ 420,143         $ 486,064
  Weighted average borrowing rate          6.98%            5.57%             5.76%
  Weighted average remaining
  maturity                              232 Days          15 Days           45 Days
  Estimated fair value of assets        $ 98,331        $ 462,787         $ 561,118
  pledged

  As of December 31, 1998, $23,014 of borrowings outstanding under the line of credit were denominated in pounds sterling.

  As of December 31, 1998, the Company's collateralized borrowings had the following remaining maturities:

                                                    Reverse            Total
                                    Line of        Repurchase      Collateralized
                                     Credit        Agreements        Borrowings
                                 ----------------------------------------------------
  Within 30 days                            -       $ 407,769           $ 407,769
  31 to 59 days                             -               -                   -
  Over 60 days                        $65,921          12,374              78,295
                                 ====================================================
                                      $65,921       $ 420,143           $ 486,064
                                 ====================================================

  As of December 31, 1998 the Company's borrowing under reverse repurchase agreements were concentrated with the following individual counterparties:




                                                           Weighted Average
          Counterparty              Balance Outstanding   Remaining Maturity
  -----------------------------------------------------------------------------
  Greenwich, Inc.                            $ 133,163                4  day
  Merrill Lynch                                 97,093              198 days
  Lehman Brothers, Inc.                         78,472               28 days
  Goldman Sachs, Inc.                           59,497               75 days
  Morgan Stanley Dean Witter, Inc.              24,436               47 days
    Alex Brown                                  14,343                4 days
  DLJ Direct, Inc.                               6,847               24 days
  Deutsche Bank, AG                              6,293               29 days

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

  NOTE 10       FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                December 31, 1999        December 31, 1998
                             Carrying     Estimated    Carrying    Estimated
                              Amount      Fair Value    Amount     Fair Value
                             ------------------------------------------------
Assets:
Securities available for sale  $577,195     $577,195    $465,068      $465,068
Securities held for trading           -            -     166,835       166,835
Commercial mortgage loans        69,611       66,842      35,581        33,263
Liabilities:
Securities sold short                 -            -     275,085       275,085

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

  The fair values of the Company's securities available for sale, securities held for trading, commercial mortgage loan and securities sold short are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of all other asset and liability accounts in the statements of financial condition approximate fair value because of the short-term nature of these accounts, or because their interest rates fluctuate with a market index.

  NOTE 11       HEDGING INSTRUMENTS

  The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counterparty to the forward currency exchange contracts. At December 31, 1999, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $(221) as of December 31, 1999, which was recognized as part of net foreign currency losses.

  As of December 31, 1999, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 2000, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bonds and Notes, respectively. These contracts are designated as hedging certain of the Company's available for sale securities. The unrealized gain of these contracts was approximately $1,925 as of December 31, 1999 and is included in the carrying value of the hedged available for sale securities. During the year ended December 31, 1999 the Company had $2,534 of realized gains from futures contracts in US Treasury securities, which reduced the basis of the hedged available for sale securities.

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

  NOTE 12        SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

  The following is a presentation of quarterly results of operations.


                                                   Quarters Ending
                       March 31         June 30       September 30      December 31
                     1999    1998*    1999    1998   1999     1998     1999     1998
                   --------------------------------------------------------------------
Interest            $13,958    $215 $13,951 $10,828  $13,418 $19,789  $16,184  $15,222
Income
                   --------------------------------------------------------------------
Expenses:
   Interest          7,123       -    6,011   4,379    5,526  11,708    7,216    8,675
   Management
fee and other        1,350      42    1,807   1,068    1,557   1,618    2,690    1,513
                   --------------------------------------------------------------------
     Total Expenses  8,473      42    7,818   5,447    7,083  13,326    9,906   10,188
                   --------------------------------------------------------------------
Gain (loss) on
  sale of securities
  available for sale   136       -       7       -      (566)    22      (93)  (18,284)
Gain (loss) on
  securities held for
  trading            1,181       -   1,072       -       739      -        -      (231)
Foreign currency
(loss) gain            (67)      -     (16)      -        28    (32)      21        85
                   --------------------------------------------------------------------
Net income (loss)   $6,735    $173  $7,196  $5,381    $6,536 $6,453   $6,206  $(13,396)
                   --------------------------------------------------------------------

Dividends and
accretion on
redeemable
convertible
preferred stock          -       -       -       -         -      -     (284)        -
                   --------------------------------------------------------------------
Net income
(loss) available
to common
shareholders        $6,735    $173  $7,196  $5,381    $6,536 $6,453   $5,922  $(13,396)
                   ====================================================================

Net income (loss)
per share:
   Basic             $0.33   $0.01   $0.34   $0.25     $0.31  $0.31    $0.28    $(0.67)
   Diluted           $0.33   $0.01   $0.34   $0.25     $0.31  $0.31    $0.28    $(0.67)

Weighted average
   number of
   shares
outstanding
   Basic            20,279  21,379  20,998  21,365    20,998 20,562   20,971    19,985
   Diluted          20,279  21,388  20,998  21,370    20,998 20,562   22,302    19,985

  *Commencement of operations March 24.

  The loss in the fourth quarter of 1998 reflects losses of $18,262 resulting from the sale of a substantial portion of the Company's available for sale securities and termination of an interest rate swap agreement.

  NOTE 13        SUBSEQUENT EVENTS

  On February 8, 2000 the Company entered into a definitive merger agreement with CORE Cap, Inc. ("CORE Cap"). The merger agreement provides for the Company to acquire 100% of the outstanding common shares of CORE Cap for common shares of the Company, using an exchange ratio based upon the respective net asset values attributable to each company's common stock. As of December 31, 1999 CORE Cap had equity capital of approximately $90 million, comprised of common stock and 10% perpetual, cumulative convertible preferred stock. CORE Cap's preferred stock would be exchanged for a new series of the Company's preferred stock with substantially identical terms. As of December 31, 1999 CORE Cap had assets of approximately $1.4 billion, comprised of investment grade quality residential loans and mortgage backed securities.

  The merger, which is structured as a taxable stock-for-stock transaction, is expected to close in the first half of 2000, subject to the approval of CORE Cap shareholders. The board of directors of CORE Cap and the Company have approved the merger as well as the management of the merged company by the Manager.

  The merged Company will obtain for a $2.15 million payment the right to require GMAC Mortgage Asset Management, Inc., CORE Cap's current manager, to assign its management contract with CORE Cap to BlackRock. Under the terms of such assignment, BlackRock would be primarily obligated to make all payments required to satisfy the termination provisions of the management contract. Payments required under the termination provision would be made over a ten year period. If the Company were to terminate the Manager without cause within ten years the Company would be obligated to make any remaining payments to GMAC. CORE Cap's assets, as included in the merged company would be managed by BlackRock under its existing agreement with the Company.

  On February 11, 2000, the Company closed its short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts which expired in March 31, 2000 for a realized gain of $2,998. Simultaneously, the Company took a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts which expire on June 30, 2000. Additionally, on March 3, 2000 the Company increased its short position of ten-year U.S. Treasury Note future contracts by 250.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.




                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING THE DIRECTORS

Information concerning the names, ages, terms, positions with the Company and business experience of the members of the Board of Directors, is set forth below. Mr. Fink was elected to the Board of Directors in November 1997. Mr. Frater was elected in February 1998, and Mr. Rifkin was elected in December 1999. Except for Mr. Rifkin, each other Director has served continuously with the Company since his first election in March 1998.

                                                                      DIRECTOR
            NAME                 AGE               POSITION              TERM
                                                                      EXPIRES(1)
-------------------------------------------------------------------------------
INSIDE DIRECTORS:
   Laurence D. Fink               47  Chairman of the Board of Directors   2000
   Hugh R. Frater                 44  President, Chief Executive           2002
                                      Officer and Director
UNAFFILIATED DIRECTORS:
   Donald G. Drapkin (3)          52  Director                             2001
   Carl F. Geuther (2)            53  Director                             2001
   Jeffrey C. Keil (2)(3)         56  Director                             2002
   Kendrick R. Wilson, III (2)(3) 53  Director                             2000
   Andrew P. Rifkin               40  Director                             2000

1. The Company's Directors are classified into three groups; each elected on a staggered basis for three-year terms.

2. Member of Audit Committee.

3. Member of Compensation Committee. Mr. Fink was a member of the Compensation Committee until December 31, 1998, when he was replaced by Mr. Wilson.

LAURENCE D. FINK, LAURENCE D. FINK, Chairman, is also Chairman and Chief Executive Officer of BlackRock Financial Management, Inc. (the "Manager" or "BlackRock"), Chairman of the Management Committee and Co-Chair of the Investment Strategy Group. In addition, Mr. Fink serves on the Asset Liability Committee of PNC Bank. He is also Chairman of the Board and a Director of BlackRock's family of closed-end mutual funds, and a Director of BlackRock's offshore funds, BlackRock Asset Investors, BlackRock MQE Investors and BlackRock Fund Investors I, II and III. Prior to founding BlackRock in 1988, Mr. Fink was a member of the Management Committee and a Managing Director of The First Boston Corporation. Mr. Fink joined The First Boston Corporation in 1976 and served as co-head of its Taxable Fixed Income Division and head of its Mortgage and Real Estate Products Group. Mr. Fink is currently a member of the Boards of Trustees of Mount Sinai New York University Medical Center and Health System, Dwight-Englewood School in Englewood, New Jersey, the National Outdoor Leadership School (NOLS) and Phoenix House, and a Director of Nexell Therapeutics, Inc. and Innovir Laboratories, Inc. Mr. Fink earned a B.A. degree in political science from the University of California at Los Angeles in 1974 and an M.B.A. degree with a concentration in real estate from U.C.L.A. in 1976.

HUGH R. FRATER, President and Chief Executive Officer, is a Managing Director and a member of the Management Committee of the Manager, where he was co-head of the BlackRock Account Management Group. Mr. Frater's primary responsibilities included developing investment products and marketing investment services for BlackRock's Institutional Asset Management clients. Prior to joining BlackRock in 1988, Mr. Frater was a Vice President in Investment Banking at Lehman Brothers in the financial institutions department. Mr. Frater earned a B.A. degree in English from Dartmouth College in 1978 and an M.B.A. degree in finance from Columbia University in 1985.

DONALD G. DRAPKIN, has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act: Algos Pharmaceutical Corporation, BlackRock Asset Investors, The Molson Companies Limited, Nexell Therapeutics Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc., The Warnaco Group, Inc. and Weider Nutrition International Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

CARL F. GEUTHER, is a former Executive Vice President and Chief Financial Officer of WMC Mortgage Corp., a mortgage banking company. Mr. Geuther had been Vice Chairman and Chief Financial Officer, and previously Executive Vice President, of Great Western Financial Corporation and Great Western Bank since 1987. Mr. Geuther had joined Great Western following its acquisition of Aristar, Inc., a consumer finance and insurance company in 1983, where he served as Executive Vice President and Chief Financial Officer and previous financial management positions since 1974. He received an M.B.A. from Lehigh University in 1968 and a B.A. from Ursinus College in 1967.

JEFFREY C. KEIL, has been Chairman of the Executive Committee of International Real Returns, LLC, investment advisor to an investment company organized by Lazard Freres & Co., since January 1998. From 1996 to January 1998, Mr. Keil was a General Partner of Keil Investment Partners, a private fund which invested in the financial sector in Israel. From 1984 to 1996, Mr. Keil was President, Director and Chairman of the Finance Committee of Republic New York Corporation and Vice Chairman and a Member of the Executive Committee of Republic National Bank of New York. Mr. Keil earned a B.S. degree in economics at the University of Pennsylvania in 1965, pursued graduate studies in mathematical statistics, operations research and international economics from the London School of Economics, and earned an M.B.A. degree with a concentration in Finance from Harvard Graduate School of Business Administration in 1968.

KENDRICK R. WILSON, III, has been a Managing Director of Goldman Sachs & Co. in the Financial Institutions Group since 1998. From 1989 to 1998, Mr. Wilson was Vice Chairman and member of the Management Committee of Lazard Freres & Co. Mr. Wilson is a director of Celanese AG and American Marine Holdings Corp. Mr. Wilson is also a Director of the following corporations which file reports pursuant to the Exchange Act: BlackRock Asset Investors, BlackRock Fund Investors I, II, and III. He is a Trustee of the Montana Land Reliance, Middlebury College and the Hospital for Special Surgery. Mr. Wilson received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College.

ANDREW P. RIFKIN, Mr. Rifkin is a Managing Director at Donaldson, Lufkin & Jenrette. Mr. Rifkin is responsible for the acquisition efforts of DLJ's Real Estate Capital Partners, a $2 billion dollar real estate opportunity fund sponsored by Donaldson, Lufkin & Jenrette. DLJ Real Estate Capital Partners has been an active investor in a broad range of real estate related opportunities including both debt and equity in the domestic and international markets. Prior to joining DLJ in 1995, Mr. Rifkin was a Vice President at Goldman, Sachs, & Co. in the Real Estate Principal Investment Area, where his responsibilities included asset management for various Whitehall portfolios. Mr. Rifkin graduated with honors from the State University of New York at Binghamton with a B.S. in Mathematics and received a M.S. in Computer Science from Cornell University.

COMPENSATION OF DIRECTORS

Directors are elected for a term of three years, and hold office until their successors are elected and qualified. All officers serve at the discretion of the Company's Board of Directors. Although the Company may in the future have salaried employees, it currently has no such employees. The Company pays an annual director's fee to each unaffiliated Director of $20, a fee of $1 for each meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses of all Directors for attending such meetings. Affiliated Directors will not be separately compensated by the Company other than through the Company's stock option plan.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company who are not also Directors. For information concerning Hugh R. Frater, see "Information Concerning the Directors."

          NAME             AGE                   POSITION
---------------------------------------------------------------------------
Richard M. Shea             40   Chief Operating Officer and Chief
                                 Financial Officer
Edwin O. Bergman            34   Vice President
Robert L. Friedberg         39   Vice President and Secretary
Chris A. Milner             33   Vice President
Mark S. Warner              38   Vice President

Because the Manager maintains principal responsibility for managing the affairs of the Company, the Company does not employ full-time personnel and the officers listed above perform only ministerial functions as officers of the Company, such as executing contracts and filing reports with regulatory agencies. Notwithstanding the foregoing, the persons listed above, who are officers of the Manager and will be compensated by the Manager, are expected in their capacities as officers of the Manager, fulfilling duties of the Manager under the Management Agreement, to devote a substantial amount of their time to the affairs of the Company. As officers of the Manager, such persons will not have fiduciary obligations to the Company and its stockholders.

RICHARD M. SHEA, ESQ., Chief Operating Officer and Chief Financial Officer, is a Managing Director of the Manager. Prior to joining BlackRock in 1993, Mr. Shea was an Associate Vice President and tax counsel at Prudential Securities, Inc. Mr. Shea joined Prudential in 1988 and was responsible for corporate tax planning, tax-oriented investment strategies and tax issues of CMOs and original issue discount obligations. Mr. Shea earned a B.S. degree, in accounting from the State University of New York at Plattsburgh in 1981 and a J.D. degree from New York Law School in 1984.

EDWIN O. BERGMAN, Vice President - Risk Management, is also a Director in BlackRock's Risk Management and Analytics group. Since joining BlackRock in October 1996, Mr. Bergman has performed a variety of functions throughout the Risk Management area. Prior to working at BlackRock, Mr. Bergman worked as an associate in Booz, Allen & Hamilton's Financial Services and Technology Practice. Prior to working at Booz, Allen & Hamilton, Mr. Bergman was a Vice President in Goldman, Sachs & Co.'s Mortgage Research area from December 1992 to February 1995. Mr. Bergman was a Senior Associate at Morgan Stanley from July 1987 to December 1992. Mr. Bergman received a B.A. in Economics and the Natural Sciences from The Johns Hopkins University in May of 1987 with departmental honors in Economics.

ROBERT L. FRIEDBERG, CPA, Vice President and Secretary, is also a Vice President of the Manager. Prior to joining Blackrock in 1999, Mr. Friedberg was Treasurer of Vornado Realty Trust, where he was responsible for corporate and property finance. Mr. Friedberg joined Vornado in 1997. Prior to working at Vornado Realty Trust, Mr. Friedberg was Managing Director at Crown Northcorp, Inc. a rated special servicer of Commercial Mortgage Backed Securities. Prior to working at Crown Northcorp, Inc., Mr. Friedberg was Vice President at Amresco from 1991 to 1995. Mr. Friedberg earned a BBA degree in Accounting at George Washington University in 1982 and received his Certified Public Accountants license in 1994.

CHRIS A. MILNER, is a Director at BlackRock, Inc. and a Vice President of Anthracite Capital, Inc. Mr. Milner is a member of BlackRock's Mortgage Investment Strategy Group and an advisor to PNC's Real Estate Executive Committee, which serves as the management committee for all commercial real estate activities at PNC and Midland Loan Services. Prior to joining BlackRock in 1997, Mr. Milner was Vice President & Manager - PNC Real Estate Capital Markets where he was responsible for origination, underwriting and securitization of all commercial mortgage conduit production. Mr. Milner joined PNC in 1990 upon completion of his graduate work (M.B.A. magna cum laude in Finance with a concentration in Real Estate) at Indiana University. Mr. Milner earned a liberal arts B.A. degree from DePauw University in 1988.

MARK S. WARNER, CFA, Vice President, is a Director and portfolio manager of the Manager, where his primary responsibility is managing client portfolios, specializing in the commercial mortgage and non-agency residential mortgage sectors. Prior to joining BlackRock in 1993, Mr. Warner was a Director in the Capital Markets Unit of the Prudential Mortgage Capital Company. Mr. Warner joined Prudential in 1987. Mr. Warner earned a B.A. degree in Political Science from Columbia University in 1983 and an M.B.A. degree in Finance and Marketing from Columbia Business School in 1987. Mr. Warner received his Chartered Financial Analyst (CFA) designation in 1993.

ITEM 11.    EXECUTIVE COMPENSATION

During 1999 and 1998, the Company did not pay any cash compensation to its executive officers but may, in the future, pay annual compensation to the Company's executive officers for their services as executive officers. The Company may from time to time, at the discretion of the Compensation Committee of the Board of Directors, grant options to purchase shares of the Company's Common Stock to the executive officers pursuant to the 1998 Stock Option Plan.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

There was no grant of stock options to the Company's chief executive officer during the last fiscal year.


EXERCISE OF OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning the exercise of stock options during the last fiscal year by the Company's chief executive officer and the fiscal year-end value of his unexercised options.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION/SAR VALUES

                                            Number of Securities         Value of Unexercised
                                            Underlying Unexercised       In-the-Money Options/SARS at
                                            Options/SARs at FY-End (#)   FY-End (1) ($)
                 Shares
                Acquired on     Value
     Name       Exercise (#)  Realized ($)   Exercisable  Unexercisable  Exercisable  Unexercisable

---------------------------------------------------------------------------------------------------
Hugh R. Frater      0            0             75,000       225,000          0               0

(1) The fair market value of a share of common stock on December 31, 1999 was 6-3/8, which corresponds to its closing price on the New York Stock Exchange.

STOCK OPTIONS

On March 23, 1998, the Company adopted a stock option plan (the "1998 Stock Option Plan") that provides for the grant of both qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, stocks appreciation rights and dividend equivalent rights. Stock options may be granted to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company. The exercise price for any qualified option granted under the 1998 Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the 1998 Stock Option Plan is to provide a means of performance-based compensation to the Manager in order to attract and retain qualified personnel and to provide an incentive to others whose job performance affects the Company.

As of December 31, 1999, net of terminated options, the Company granted options to purchase up to 1,718,143 shares of Common Stock, predominantly to Directors and executive officers of the Company.

Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Option Plan authorizes the grant of options to purchase an aggregate of 2,470,453 shares of the Company's Common Stock. If an option granted under the 1998 Stock Option Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the 1998 Stock Option Plan. Unless previously terminated by the Board of Directors, the 1998 Stock Option Plan will terminate ten years from its effective date, and no options may be granted under the 1998 Stock Option Plan thereafter.

The 1998 Stock Option Plan is administered by a committee of the Board of Directors comprised entirely of Unaffiliated Directors (the "Compensation Committee"). Options granted under the 1998 Stock Option Plan become exercisable in accordance with the terms of the grant made by the Compensation Committee. The Compensation Committee has discretionary authority to determine at the time an option is granted whether it is intended to be an ISO or a non-qualified option, and when and in what increments shares of Common Stock covered by the option may be purchased. If stock options are to be granted to the Unaffiliated Directors, then the full Board of Directors will approve such grants.

Under current law, ISOs may not be granted to any director of the Company who is not also a full-time employee or to directors, officers and other employees of entities unrelated to the Company. In addition, no options may be granted under the 1998 Stock Option Plan to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of Common Stock of the Company.

Each option must terminate no more than ten years from the date it is granted. Options may be granted on terms providing that they will be exercisable in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option.

The exercise price of any option granted under the 1998 Stock Option Plan is payable in full (i) by cash, (ii) by surrender of shares of the Company's Common Stock having a market value equal to the aggregate exercise price of all shares to be purchased, (iii) by cancellation of indebtedness owed by the Company to the option holder, (iv) by any combination of the foregoing, or (v) by a full recourse promissory note executed by the option holder. The terms of the promissory note may be changed from time to time by the Company's Board of Directors to comply with applicable regulations or other relevant pronouncements of the Internal Revenue Service or the Securities and Exchange Commission ("SEC").

The Company's Board of Directors may, without affecting any outstanding options, from time to time revise or amend the 1998 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may increase the number of shares of Common Stock subject to the 1998 Stock Option Plan (with the exception of adjustments resulting from changes in capitalization), change the class of participants eligible to receive options granted under the 1998 Stock Option Plan or modify the period within which or the terms stated in the 1998 Stock Option Plan upon which the options may be exercised without stockholder approval.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK BENEFICIALLY OWNED BY PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership of the Company's Common Stock, as of March 31, 1999, by any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock.

                                           NUMBER OF SHARES OF
              Name & Address                   COMMON STOCK       PERCENT OF CLASS
-------------------------------------------------------------------------------
Merrill Lynch & Co., Inc. ("ML&Co.") (on         2,113,000          10.08%
behalf of Merrill Lynch Asset Management
Group ("AMG")) (1)
World Financial Center, North Tower
250 Vesey Street
New York, NY 10381

FBR Asset Investment Corporation                 1,581,846           7.55%
1001 19th Street North
Arlington, VA 22209-1710

James Grosfeld & Nancy Grosfeld, joint           1,371,800           6.55%
tenants
20500 Civic Center Drive
Suite 3000
Southfield, MI 40876

Oppenheimer Funds, Inc.                           912,800            4.36%
Two World Trade Center, Suite 3400
New York, NY 10048-0203

1. Based on information contained in Amendment No. 1 to Schedule 13G, dated February 4, 2000: (i) ML&Co. through AMG, its wholly owned subsidiary, and Merrill Lynch Global Allocation Fund, Inc. have beneficial ownership and shared voting power over 1,972,900 shares; and (ii) ML&Co. has beneficial ownership over an additional 140,100 shares.

STOCK BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS

The following table sets forth the beneficial ownership of the Company's Common Stock, as of March 20, 2000, by (i) each Director and Director nominee of the Company, (ii) each executive officer of the Company, and
(iii) all Directors and executive officers as a group. Unless otherwise indicated, such shares of Common Stock are owned directly and the indicated person has sole voting and investment power.

----------------------------------------------------------------------------
                                      Number of Shares
                                       of Common Stock
NAME                                 Beneficially Owned (1)  Percent of Class
----------------------------------------------------------------------------
Laurence D. Fink                             57,922              *
----------------------------------------------------------------------------
Hugh R. Frater                              202,500              *
----------------------------------------------------------------------------
Donald G. Drapkin                            10,745              *
----------------------------------------------------------------------------
Carl F. Geuther                              10,745              *
----------------------------------------------------------------------------
Jeffrey C. Keil                              10,745              *
----------------------------------------------------------------------------
Andrew P. Rifkin                                  0              *
----------------------------------------------------------------------------
Kendrick R. Wilson, III                      10,745              *
----------------------------------------------------------------------------
Richard M. Shea                             118,650              *
----------------------------------------------------------------------------
Robert L. Friedberg                               0              *
----------------------------------------------------------------------------
Edwin O. Bergman                             61,000              *
----------------------------------------------------------------------------
Chris A. Milner                             118,000              *
----------------------------------------------------------------------------
Mark S. Warner                               60,500              *
----------------------------------------------------------------------------

All Directors, Director nominees and
executive officers as a group (11           661,552            3.16%
persons)
----------------------------------------------------------------------------

* Less than 1%.

1. Includes shares issuable upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of March 20, 2000. Such shares are held as follows: Mr. Fink (17,922); Mr. Frater (150,000); Mr. Drapkin (10,000); Mr. Geuther
      (10,000); Mr. Keil (10,000); Mr. Wilson (10,000); Mr. Shea (115,000);
      Mr. Bergman (57,500); Mr. Milner (112,500); and Mr. Warner (57,500).
      Shares issuable upon the exercise of options that are currently exercisable or that will become exercisable within 60 days are treated as outstanding for purposes of computing the percentage of outstanding shares. To the Company's knowledge, all directors and executive officers of the Company have sole voting and investment power with respect to the shares of Common Stock held by them.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP BETWEEN ANTHRACITE AND THE MANAGER

BlackRock Financial Management, Inc. (the "Manager" or "BlackRock") is a wholly owned subsidiary of BlackRock, Inc. (NYSE: BLK). BlackRock, Inc. is 70% owned by PNC Bank, National Association ("PNC Bank"), which is itself a wholly owned subsidiary of PNC Bank Corp. The Manager, subject to the supervision of the Board of Directors, is responsible for the day-to-day operations of the Company pursuant to a Management Agreement. The following table summarizes all compensation, fees and other benefits (including reimbursement of out-of-pocket expenses) that the Manager may earn or receive under the terms of the Management Agreement.

  RECIPIENT         PAYOR                            AMOUNT
--------------------------------------------------------------------------------
Manager          Company        Base management fee equal to a percentage of the
                                average invested assets by rating category of
                                the Company (1)
Manager          Company        Incentive compensation based on the amount, if
                                any, by which the Company's Funds from
                                Operations and certain net gains exceed a hurdle
                                rate
Manager          Company        Out-of-pocket expenses of Manager paid to third
                                parties (2)

(1) The base management fee is equal to 1% per annum of average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- through BB+, and 0.35% of average invested assets rated above BB+.

(2) The Manager may engage PNC Bank, Midland Loan Services, Inc. ("Midland"), a wholly owned subsidiary of PNC Bank, or unaffiliated third parties to conduct due diligence with respect to potential portfolio investments and to provide certain other services. Accordingly, a portion of the out-of-pocket expenses may be paid to PNC Bank or Midland in such capacities. The Company's guidelines require the contract for such engagement to be conducted at arm's length, as evidenced by documentation provided by the Manager to the Board of Directors. PNC Bank and Midland are paid fees and out-of-pocket expenses as would customarily be paid to unaffiliated third parties for such services.

The base management fee is intended to compensate the Manager for its costs in providing management services to the Company. The Board of Directors of the Company may adjust the base management fee with the consent of the Manager in the future if necessary to align the fee more closely with the costs of such services.

The Manager will be entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (before the incentive fee) per share of Common Stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per share of Common Stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of the initial offering and the prices per share of any secondary offerings by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus three and one-half percent per annum (expressed as a quarterly percentage) multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter. Notwithstanding the foregoing, accrual and payment of any portion of the incentive compensation that is attributable to net capital gains of the Company will be delayed to the extent, if any, required by the Investment Advisors Act of 1940, as amended. "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. As used in calculating the Manager's compensation, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company.

For the years ended December 31, 1999 and December 31, 1998, the Company paid the Manager $4,565 and $3,474 in base management fees and no incentive compensation. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $333 and $250 for certain expenses incurred on behalf of the Company by the Manager during 1999 and 1998.

RELATIONSHIP BETWEEN THE MANAGER AND ANTHRACITE'S DIRECTORS AND EXECUTIVE
OFFICERS

In addition to being Chairman of the Board of Directors of the Company, Laurence D. Fink is Chairman of the Board and Chief Executive Officer of the Manager. Hugh R. Frater is Managing Director of the Manager as well as President and Chief Executive Officer of the Company. Richard M. Shea is a Managing Director of the Manager in addition to his position as Chief Operating Officer and Chief Financial Officer of the Company. Similarly, each of the Company's executive officers also serves as an officer of the Manager.

OTHER MATERIAL TRANSACTIONS BETWEEN ANTHRACITE AND THE MANAGER

PNC Investment Corp., a wholly owned indirect subsidiary of PNC, purchased, in a private placement, 648,352 shares of common stock at $13.95 per share for a total of $9,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering on March 27, 1998.

During 1998, the Company purchased, in private placements, 11 classes of subordinated commercial mortgage-backed security ("CMBS") interests for a total of $142,855 in two securitization transactions in which PNC Bank and/or Midland participated as sellers of a portion of the commercial mortgage loans underlying the CMBS interests.

The Company reimbursed PNC Bank and Midland for $1,243 in due diligence costs incurred on behalf of the Company by PNC Bank and Midland during 1998.

PERFORMANCE GRAPH

The following graph compares the change in the Company's stockholder cumulative total return on the Common Stock for the period March 24, 1998, which was the first day the Company's Common Stock traded on the NYSE, through December 31, 1999, with the changes in the Standard & Poor's 500 Stock Price Index (the "S&P 500"), the Standard & Poor's 500 REIT Index (the "S&P REIT") and the Nasdaq Composite Index ("NASDAQ"), for the same period, assuming an investment of $100 for the Common Stock and each index, for comparative purposes. Total return equals appreciation in stock price plus dividends paid, and assumes that all dividends are reinvested. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.




[GRAPHIC OMITTED]




PART IV


ITEM 14.    EXHIBITS

      (a)   Exhibit Index
     3.1    Articles of Amendment and Restatement of the Registrant
   **3.2    Bylaws of the Registrant
   **10.1   Management Agreement between the Registrant and
            BlackRock Financial Management, Inc.
   **10.6   Form of 1998 Stock Option Incentive Plan
   **21.1   Subsidiaries of the Registrant
     23.1   Consent from Deloitte & Touche, LLP
     27.0   Financial Data Schedule
   **99.1   Consents by person to be named as a director pursuant to Rule 438
   --------------

   ** Previously filed.


2. Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the period for which this report is filed.

            Form 8-K dated December 2, 1999 and filed with the SEC on December 14, 1999, reporting under Item 5 of such form, the sale to RECP II Anthracite, LLC, a wholly-owned subsidiary of DLJ Real Estate Capital Partners II, L.P. of 1,200,000 shares of its 10.5% Series A Senior Cumulative Convertible Redeemable Preferred Stock for an aggregate purchase price of $30 million.




                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
-------------------------------------------------------------------------------
                                        ANTHRACITE CAPITAL, INC.

Date:  March 24, 2000                   By: /s/  Hugh R. Frater
                                            -----------------------------------
                                            Hugh R. Frater
                                            President and Chief Executive
                                            Officer and Director
                                            (duly authorized representative)
-------------------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
-------------------------------------------------------------------------------

Date: March 24, 2000                    By:/s/  Hugh R. Frater
                                           -----------------------------------
                                            Hugh R. Frater
                                            President and Chief Executive
                                            Officer and Director
-------------------------------------------------------------------------------

Date: March 24, 2000                    By:/s/ Laurence D. Fink
                                           -----------------------------------
                                            Laurence D. Fink
                                            Chairman of the Board of Directors

-------------------------------------------------------------------------------
Date: March 24, 2000                    By: /s/ Donald G. Drapkin
                                            -----------------------------------
                                            Donald G. Drapkin
                                            Director
-------------------------------------------------------------------------------

Date: March 24, 2000                    By: /s/ Carl F. Guether
                                            -----------------------------------
                                            Carl F. Guether
                                            Director
-------------------------------------------------------------------------------

Date: March 24, 2000                    By: /s/ Jeffrey C. Keil
                                            -----------------------------------
                                            Jeffrey C. Keil
                                            Director
-------------------------------------------------------------------------------

Date: March 24, 2000                    By: /s/ Kendrick R. Wilson, III
                                            -----------------------------------
                                            Kendrick R. Wilson, III
                                            Director
-------------------------------------------------------------------------------

Date: March 24, 2000                    By: /s/ Andrew P. Rifkin
                                            -----------------------------------
                                            Andrew P. Rifkin
                                            Director
-------------------------------------------------------------------------------