Form 10-Q
period 2000-03-31
ANTHRACITE CAPITAL INC
filed 2000-05-15
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000


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

                          (1)     Yes X             No___

                          (2)     Yes X             No___


         As of May 12, 2000, 20,955,434 shares of voting common stock ($.001 par value) were outstanding.



                          ANTHRACITE CAPITAL, INC.
                                 FORM 10-Q
                                   INDEX


PART I - FINANCIAL INFORMATION                                                            Page
                                                                                          ----

Item 1.       Interim Financial Statements...................................................3

              Statements of Financial Condition
              At March 31, 2000 (Unaudited) and December 31, 1999............................3

              Statements of Operations and Comprehensive Income (Loss)
              For the Three Months Ended March 31, 2000 and 1999 (Unaudited).................4

              Statement of Changes in Stockholders' Equity
              For the Three Months Ended March 31, 2000 (Unaudited)..........................5

              Statements of Cash Flows
              For the Three Months Ended March 31, 1999 and 2000 (Unaudited).................6

              Notes to Financial Statements (Unaudited)......................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................24

Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................37

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................42

Item 2.       Changes in Securities and Use of Proceeds.....................................42

Item 3.       Defaults Upon Senior Securities...............................................42

Item 4.       Submission of Matters to a Vote of Security Holders...........................42

Item 5.       Other Information.............................................................42

Item 6.       Exhibits and Reports on Form 8-K..............................................42


SIGNATURES..................................................................................43

Financial Data Schedule.....................................................................44





ANTHRACITE CAPITAL, INC.
STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------


                                                                          March 31, 2000         December 31, 1999
                                                                          --------------         -----------------
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                                  $   17,391              $    22,265
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)             $  283,481              $   272,733
     Investment grade securities                                              275,006                  304,462
                                                                           -----------             -----------
Total securities available for sale                                           558,487                  577,195
Commercial mortgage loans, net                                                 99,703                   69,611
Other assets                                                                    9,698                   10,591
                                                                           ------------            -----------
     Total Assets                                                          $  685,279              $   679,662
                                                                           ============            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                 $  163,859              $   162,738
    Secured by pledge of other securities available for sale
      and cash equivalents                                                    249,980                  272,289
    Secured by pledge of commercial mortgage loans                             59,134                   36,506
                                                                           ------------            -----------
Total borrowings                                                           $  472,973              $   471,533
Distributions payable                                                           6,077                    6,079
Other liabilities                                                               5,364                    3,767
                                                                           -------------           ------------
     Total Liabilities                                                        484,414                  481,379
                                                                           -------------           ------------

Redeemable Convertible Preferred Stock                                         30,109                    30,022
                                                                           -------------           -------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 22,378 shares issued, 20,955 shares outstanding in 2000 and 20,961 shares
     outstanding in 1999                                                           22                        22
Additional paid-in capital                                                    303,562                   303,562
Distributions in excess of earnings                                           (17,724)                  (18,107)
Accumulated other comprehensive loss                                          (98,979)                 (101,139)
Treasury stock, at cost; 1,423 shares in 2000; and 1,417 shares in 1999       (16,116)                  (16,077)
                                                                           ------------            -------------
      Total Stockholders' Equity                                              170,765                   168,261
                                                                           ------------            -------------
      Total Liabilities and Stockholders' Equity                           $  685,279              $    679,662
                                                                           ============            =============

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------
                                                                      For the Three                 For the Three
                                                                       Months Ended                  Months Ended
                                                                      March 31, 2000                 March 31, 1999
                                                                      --------------                 --------------

Interest Income:
Securities available for sale                                           $ 14,342                     $ 11,299
Commercial mortgage loans                                                  1,989                          908
Trading securities                                                             -                        1,510
Cash and cash equivalents                                                    291                          241
                                                                    -------------------           -------------------
         Total interest income                                            16,622                       13,958
                                                                    -------------------           -------------------

Expenses:
Interest                                                                   7,467                        4,997
Interest-trading securities                                                    -                        2,126
Management fee                                                             1,290                        1,050
Other                                                                        887                          300
                                                                    -------------------           -------------------
        Total expenses                                                     9,644                        8,473
                                                                    -------------------           -------------------

Other Gain (Loss):
Gain on sale of securities available for sale                                 24                          136
Gain on securities held for trading                                          328                        1,181
Foreign currency loss                                                        (4)                          (67)
                                                                    -------------------           -------------------
        Total other gain                                                     348                        1,250
                                                                    -------------------           -------------------

Net Income                                                                 7,326                        6,735
                                                                    -------------------           -------------------

Dividends and accretion on redeemable convertible
preferred stock                                                              866                            -
                                                                    -------------------           -------------------
Net Income Available to Common Shareholders                             $  6,460                     $  6,735
                                                                    ===================           ===================

Comprehensive Income (Loss):
Net Income                                                              $  7,326                     $  6,735

Other Comprehensive Income (Loss):
Unrealized loss on securities available for sale:
Unrealized holding gain (loss) arising during period                       2,184                       (8,425)
Less: reclassification adjustment for realized
         gain included in net income                                          24                          136
                                                                    -------------------           -------------------
         Other Comprehensive Income (Loss)                                 2,160                       (8,289)
                                                                    -------------------           -------------------

Comprehensive Income (Loss)                                             $  9,486                     $ (1,554)
                                                                    ===================           ===================

Net Income Per Share:
   Basic                                                                    0.31                         0.33
   Diluted                                                                  0.29                         0.33

Weighted average number of shares outstanding:
   Basic                                                                  20,956                       20,279
   Diluted                                                                25,037                       20,279

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------

                                          Common     Additional   Distributions     Accumulated    Treasury       Total
                                           Stock,     Paid-In       In Excess          Other        Stock,    Stockholders'
                                         Par Value    Capital     Of Earnings      Comprehensive    At Cost       Equity
                                                                                       Loss
                                         -----------------------------------------------------------------------------------

Balance at December 31, 1999                $ 22     $ 303,562      $ (18,107)    $  (101,139)     $ (16,077)   $  168,261

Net income                                                              7,326                                        7,326

Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification adjustment                                                             2,160                        2,160
Dividends declared - common stock                                      (6,077)                                      (6,077)
Dividends and accretion on redeemable
convertible preferred stock                                              (866)                                        (866)
Purchase of treasury stock                                                                               (39)          (39)
                                         -----------------------------------------------------------------------------------
Balance at March 31, 2000                   $ 22     $ 303,562      $ (17,724)    $   (98,979)     $ (16,116)   $  170,765
                                         ===================================================================================


     The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------
                                                                          For the Three Months     For the Three Months
                                                                                 Ended                    Ended
                                                                             March 31, 2000           March 31, 1999
                                                                         ----------------------- -------------------------

Cash flows from operating activities:

     Net income                                                                $   7,326                 $    6,735

Adjustments to reconcile net income to net cash provided
by operating activities:
        Net sales of trading securities and securities sold short                    328                    173,371

        Noncash portion of gain on securities held for trading                         -                       (662)

        Premium amortization (discount accretion), net                               (14)                       314

        Noncash portion of net foreign currency loss                                   4                         67

        Net gain on sale of securities                                              (352)                    (1,317)

       (Decrease) Increase in other assets                                           893                       (816)

       Increase (decrease) in other liabilities                                      809                     (5,236)
                                                                         ----------------------- --------------------
Net cash provided by operating activities                                          8,994                    173,118
                                                                         ----------------------- --------------------

Cash flows from investing activities:

     Purchase of securities available for sale                                    (8,650)                   (59,613)

     Funding of commercial mortgage loan                                         (30,600)                    (4,393)

     Decrease in restricted cash equivalents                                           -                      3,250

     Principal payments received on securities available for sale                 17,482                     19,264

     Proceeds from sales of securities available for sale                         15,712                     20,113

     Net proceeds from sales of hedging securities                                (3,133)                         -
                                                                         ----------------------- -------------------------
Net cash used in investing activities                                             (9,189)                   (21,379)
                                                                         ----------------------- -------------------------

Cash flows from financing activities:

     Net increase (decrease) in borrowings                                         1,439                   (153,180)

     Proceeds from issuance of common stock                                            -                      6,726

     Dividends on common stock                                                    (6,079)                   (5,796)

     Purchase of treasury stock                                                      (39)                        -
                                                                         ----------------------- -------------------------
Net cash used by financing activities                                             (4,679)                 (152,250)
                                                                         ----------------------- -------------------------

Net decrease in cash and cash equivalents                                         (4,874)                     (511)

Cash and cash equivalents, beginning of period                                    22,265                     1,087
                                                                         ----------------------- -------------------------
Cash and cash equivalents, end of period                                       $  17,391                 $     576
                                                                         ======================= =========================
Supplemental disclosure of cash flow information:
     Interest paid                                                             $   7,195                 $   9,200
                                                                         ======================= =========================

Noncash financing activities:
     Net change in unrealized gain (loss) on securities
     available for sale                                                        $   2,160                 $  (8,289)
                                                                         ======================= =========================
     Dividends declared, not yet paid                                          $   6,077                 $   6,089
                                                                         ======================= =========================


The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------


NOTE 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. (the "Company") was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 1999 filed with the Securities and Exchange Commission.

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

SECURITIES AVAILABLE FOR SALE

The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available for sale because the Company may dispose of them prior to maturity. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value, which is judged by management to be other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in income on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable, and credit losses. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

The Company may, in the future, acquire similar securities that it intends to hold to maturity, or change its intent with respect to certain securities currently in its portfolio, and designate such securities as "held to maturity." Securities so designated would be carried at amortized cost, subject to an impairment test.

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

FORWARD COMMITMENTS

As part of its short-term trading strategies (see Note 3), the Company may enter into forward commitments to purchase or sell U.S. Treasury or agency securities, which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counter party which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the statement of operations and comprehensive income (loss).

The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counter party.

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

The Company is exposed to interest rate risk on the contracts, as well as to credit loss in the event of nonperformance by any other party to the contract. However, the Company does not anticipate nonperformance by any counter party.

HEDGING INSTRUMENTS

As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreements, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists. The Company had no interest rate swap agreements outstanding at March 31, 2000 or December 31, 1999.

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

Financial futures contracts that are, for accounting purposes, designated as hedging securities available for sale, are carried at fair value, with changes in fair value included in other comprehensive income (loss). Realized gains and losses on closed contracts are deferred and recognized in the basis of the hedged available for sale security, and amortized as a yield adjustment over the security's remaining term. See Note 10 for a description of the financial futures contracts open as of March 31, 2000.

The Company monitors its hedging instruments throughout their terms to ensure that they remain effective at their intended purpose. The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company's hedging instruments. However, the Company does not anticipate nonperformance by any counter party.

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


                                                                         For the Three Months Ended March 31, 2000
                                                            ---------------------------------------------------------------------
                                                              Income (Numerator)      Shares (Denominator)    Per-Share Amount
Net income available to common shareholders                         $6,460
Basic net income per share                                          $6,460                   20,956                 $0.31
                                                                                                             ====================

Effect of dilutive securities:
10.5% Series A Senior Cumulative
Redeemable Preferred Stock                                              866                   4,081
                                                            ------------------------ ----------------------
Diluted net income per share                                        $7,326                   25,037                 $0.29
                                                            ======================== ======================= ====================


The Company's stock options outstanding were antidilutive for all periods presented. For the three months ended March 31, 1999, the Company had no preferred stock outstanding, so basic and diluted earning per share are the same.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 1999, the Company had a capital loss carryover of $13,165 available to offset future capital gains.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on securities available for sale, by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the stockholders' equity section of the statement of financial condition. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available for sale are classified as accumulated other comprehensive income (loss) in stockholders' equity and current period-unrealized gains and losses are included as a component of comprehensive income (loss).

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

The Company is required to implement SFAS 133 (as amended by SFAS No. 137) by January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.


NOTE 2        SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of March 31, 2000 are summarized as follows:


                                                                                      Gross           Gross          Estimated
                                                                    Amortized       Unrealized      Unrealized         Fair
                      Security Description                             Cost            Gain            Loss            Value
----------------------------------------------------------------- --------------- --------------- --------------- ----------------
Commercial mortgage-backed securities ("CMBS"):
Non-investment grade rated subordinated securities                  $ 335,339           -           $ (83,821)       $ 251,518
Non-rated subordinated securities                                      41,080           -              (9,117)          31,963
                                                                  --------------- --------------- --------------- ----------------
     Total CMBS                                                       376,419           -            ( 92,938)         283,481
                                                                  --------------- --------------- --------------- ----------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                      46,047           -                (295)          45,752
Agency fixed rate securities                                          160,603           -              (4,177)         156,426
Privately issued investment grade rated fixed rate securities          74,396         $56              (1,624)          72,828
                                                                  =============== =============== =============== ================
Total RMBS                                                            281,046          56              (6,096)         275,006
                                                                  --------------- --------------- --------------- ----------------
     Total securities available for sale                             $657,465         $56            $(99,034)        $558,487
                                                                  =============== =============== =============== ================

As of March 31, 2000, an aggregate of $587,791 in estimated fair value of the Company's securities available for sale was pledged to secure its borrowings.

The amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are summarized as follows:


                                                                                     Gross           Gross          Estimated
                                                                   Amortized    Unrealized Gain    Unrealized         Fair
                     Security Description                            Cost                             Loss            Value
---------------------------------------------------------------- -------------- ---------------- --------------- ----------------
Commercial mortgage-backed securities ("CMBS"):
Non-investment grade rated subordinated securities                 $ 334,162           -           $ (90,454)       $ 243,708
Non-rated subordinated securities                                     38,882           -              (9,857)          29,025
                                                                 -------------- ---------------- --------------- ----------------
     Total CMBS                                                      373,044           -            (100,311)         272,733
                                                                 -------------- ---------------- --------------- ----------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                     57,826       $ 1,032             -               58,858
Agency fixed rate securities                                         166,323           -                (498)         165,825
Privately issued investment grade rated fixed rate securities
                                                                      78,091           -              (1,270)          76,821
                                                                 -------------- ---------------- --------------- ----------------
     Total RMBS                                                      302,240         1,032            (1,768)         301,504
                                                                 -------------- ---------------- --------------- ----------------
Agency insured project loan                                            3,050           -                 (92)           2,958
                                                                 -------------- ---------------- --------------- ----------------
     Total securities available for sale                           $ 678,334       $ 1,032         $(102,171)       $ 577,195
                                                                 ============== ================ =============== ================

As of December 31, 1999, an aggregate of $497,542 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

As of March 31, 2000, there were 1,768 loans underlying the subordinated CMBS held by the Company, with a principal balance of $9,308,294.

As of March 31, 2000, and December 31, 1999, the aggregate estimated fair value by underlying credit rating of the Company's securities available for sale are as follows:


                                                      March 31, 2000                   December 31, 1999
                                                Estimated                          Estimated
             Security Rating                   Fair Value        Percentage        Fair Value      Percentage
-------------------------------------------- ----------------- ----------------- ---------------- ---------------
Agency and agency insured securities          $ 204,362            36.6%            $ 227,641         39.5%
AAA                                              70,643            12.6                76,821         13.3
BB+                                              24,003             4.3                23,103          4.0
BB                                               22,908             4.1                22,051          3.8
BB-                                              52,561             9.4                50,412          8.7
B+                                               14,543             2.6                14,173          2.5
B                                                88,245            15.8                84,830         14.7
B-                                               33,886             6.1                32,770          5.7
CCC                                              15,372             2.8                16,368          2.8
Not rated                                        31,964             5.7                29,026          5.0
                                             ----------------- ----------------- ---------------- ---------------
Total securities available for sale           $ 558,487           100.0%            $ 577,195        100.0%
                                             ----------------- ----------------- ---------------- ---------------

As of March 31, 2000 and December 31, 1999, the mortgage loans underlying the CMBS held by the Company were secured by properties of the types and at the locations identified below:


                       Percentage (1)                            Percentage (1)
-------------------------------------------------------------------------------
                                              Geographic
Property Type                                 Location
-------------------------------------------------------------------------------

Multifamily                30.6%              California             12.6%
Retail                     26.5               Texas                  11.2
Office                     16.5               New York                9.6
Lodging                     9.4               Florida                 6.4
Other                      17.0               Illinois                4.8
                                              Other (2)              55.4
                      -----------------                      ------------------
Total                     100.0%              Total                 100.0%
                      =================                      ==================

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)      No other individual state comprises more than 5% of the total.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of March 31, 2000 and December 31, 1999:


                                                     MARCH 31, 2000                              DECEMBER 31, 1999
                                                       NUMBER OF         % OF                        NUMBER OF         % OF
                                        PRINCIPAL      LOANS/REO      COLLATERAL      PRINCIPAL        LOANS        COLLATERAL
Past due 30 days to 60 days              $14,567           6             0.16%         $2,936            2             0.03%
Past due 60 days to 90 days               12,646           5             0.14%          13,522           3             0.14%
Past due 90 days or more                  27,940           6             0.30%          34,631           6             0.37%
Resolved loan                             22,434           1             0.24%          22,434           1             0.24%
REO                                       10,298           2             0.11%            --             --              --
TOTAL                                    $87,885          20             0.95%         $73,385           12            0.78%


The Company's delinquency experience of 0.95% with the resolved loan is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.67%. Without the resolved loan the Company's delinquencies at March 31, 2000 would be 0.71%.

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

As of March 31, 2000, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.72% per annum, and of the Company's other securities available for sale was 6.82% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

As of March 31, 2000, the unamortized net discount on securities available for sale was $255,641 which represented 28% of the then remaining face amount of such securities.

During three months ended March 31, 2000, the Company sold securities available for sale for total proceeds of $15,712 resulting in a realized gain of $24.

NOTE 3        SECURITIES HELD FOR TRADING

Securities held for trading reflect short-term trading strategies, which the Company employs from time to time, designed to generate economic and taxable gains. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities. Any taxable gains from such strategies will be applied as an offset against the tax basis capital loss carry forward that the Company incurred during 1998 as a result of the sale of a substantial portion of its securities available for sale.

The Company's securities held for trading are carried at estimated fair value. As of March 31, 2000 and December 31, 1999, the Company did not have any long or short positions in securities held for trading.

During the three months ended March 31, 2000 and March 31, 1999, aggregate net realized gains on securities held for trading were $328 and $1,181, respectively.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

NOTE 4        COMMERCIAL MORTGAGE LOANS

On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and the surrounding vicinity. The loan has a five-year maturity and may be prepaid at any time. The loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the loan as of March 31, 2000, and December 31, 1999 (at the exchange rates in effect on such dates) are summarized as follows:


                                   March 31, 2000                       December 31, 1999
-----------------------------------------------------------------------------------------------------------
Interest         Principal     Unamortized   Amortized       Interest   Principal   Unamortized  Amortized
Rate             Balance       Discount      Cost            Rate        Balance    Discount       Cost
-----------------------------------------------------------------------------------------------------------
10.28%           $34,164         $62          $34,102         10.11%    $ 34,680         $54      $34,626

The exchange rate for the British pound at March 31, 2000 was (pound)0.628101 to US$1.00; at December 31, 1999 the exchange rate was (pound)0.61908. The entire principal balance of the Company's investment in the loan is pledged to secure line of credit borrowings. The borrower has made all payments when due.

Toward the end of the first quarter of 2000, the Company funded a $30,600 subordinated participation in a first mortgage secured by a commercial office building located in New York City. The loan matures December, 2001, and payments are interest only based upon LIBOR plus approximately 6.5%. The Company will receive a 50 basis point exit fee related to the loan, which is being amortized into interest income over the life of the loan. The entire principal balance of the Company's investment in the loan is pledged to secure line of credit borrowings. As of March 31, 2000, the interest rate on this loan was 12.63%, and the borrower has made all payments when due.

During 1999, the Company funded its entire commitment, $35,000, under a floating rate commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California (the "California Loan"). The loan matures August 2001, and payments are interest only, based upon LIBOR plus approximately 6.5%. The loan provides for two one-year extensions through August 2003 at the borrowers option, based upon property performance. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the expected two-and-one-half year life of the loan. The entire principal balance of the California Loan is pledged to secure borrowings under a term financing agreement. As of March 31, 2000, the interest rate on amounts funded under the commitment was 12.63% and the borrower had made all payments when due.

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

NOTE 6        PREFERRED STOCK

On December 2, 1999 the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Preferred Stock"), $0.001 par value per share, for aggregate proceeds of $30,000. The new series of preferred stock carries a 10.5% coupon and is convertible into the Company's common stock at a price of $7.35. The Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated ("Liquidation Preference") for $27.75 per share. If converted, the Preferred Stock would convert into approximately 4 million shares of the Company's common stock. The difference between the liquidation price and the proceeds received totals $3,300, and is being accreted to the carrying value of the Preferred Stock over its seven-year life. As of March 31, 2000, the Company has authorized and unissued Preferred Stock of 98,800,000 shares.

The Preferred Stock was privately placed by the Company, and there was no underwriting discount paid. At the closing of the proposed merger (see Note
11), the Liquidation Preference will be increased from $27.75 to $28.50 per share.

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

The Company accrued $1,290 and $1,050 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2000 and March 31, 1999 respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager approximately of $100 and $85 for certain expenses incurred on behalf of the Company by the Manager during 2000 and 1999, respectively.

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

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For both the three months ended March 31, 2000 and March 31, 1999, the administration fee was $30.

During the three months ended March 31, 1999, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust I for a total of $1,377. During the three months ended March 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V and Midland Commercial Mortgage Owner Trust VI for a total of $1,649, $851 and $557, respectively. These Trusts were purchased from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company earned $33 from the Trust and paid interest of approximately $28 to PNC Funding Corp. during the three months ended March 31, 2000; no interest was paid during the three months ended March 31, 1999.

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

Pursuant to the 1998 Stock Option Plan, during 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, was granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 8 years at March 31, 2000. One half of these options, representing 744,072 shares, have vested as of March 31, 2000; the remaining options vest in equal installments on March 27, 2001 and March 27, 2002. 25,000 of these options have been terminated and none have been exercised as of March 31, 2000.

During 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.44 per share. The remaining contractual life of each option is approximately 9 years at March 31, 2000. One half of these options vested on March 31, 2000 and the remainder vest on March 31, 2001. 15,000 of these options were terminated and none have been exercised as of March 31, 2000.

In addition to the foregoing, in 2000 pursuant to the 1998 Stock Option Plan, options to purchase 70,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.02 per share. The remaining contractual life of each option is approximately 10 years at March 31, 2000. The options vest in two equal installments on March 31, 2001 and March 31, 2002.

NOTE 9         BORROWINGS

The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

The Company has an agreement with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which permits the Company to borrow up to $200,000. As of March 31, 2000 and December 31, 1999 the outstanding borrowings under this line of credit were $62,378 and $64,575, respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 California Loan. As of March 31, 2000 and December 31, 1999, the Company had drawn $14,131 under this loan.
Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG. The facility has a two-year term and provides for a one-year extension at the Company's option. The facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and loan investments, which will be used to collateralize borrowings under the facility. As of March 31, 2000 and December 31, 1999, the outstanding borrowings under this facility were $27,972 and $5,022, respectively. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate.

In December 1999 the Company entered into a two-year $50,000 credit facility with an institutional lender. This facility will be used to finance the acquisition of mortgage-backed securities and loan investments. As of March 31, 2000 and December 31, 1999, the Company borrowed $8,910 under this facility. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of March 31, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

Certain information with respect to the Company's collateralized borrowings at March 31, 2000 is summarized as follows:

                                                                                                               Total
                                                       Lines of Credit and     Reverse Repurchase          Collateralized
                                                            Term Loans             Agreements                Borrowings
                                                       --------------------- ----------------------- --------------------------
Outstanding borrowings                                       $ 117,539               $ 355,434                  $ 472,973
Weighted average borrowing rate                                  7.39%                   6.29%                      6.56%
Weighted average remaining maturity                           394 days                 19 days                   112 days
Estimated fair value of assets pledged                       $ 163,940               $ 423,851                  $ 587,791

As of March 31, 2000, $22,054 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of March 31, 2000, the Company's collateralized borrowings had the following remaining maturities:


                                                     Lines of                Reverse                    Total
                                                    Credit and             Repurchase               Collateralized
                                                    Term Loan              Agreements                 Borrowings
                                                 ---------------------- ----------------------- ----------------------------
Within 30 days                                               -               $ 355,434                 $ 355,433
31 to 59 days                                                -                       -                         -
Over 60 days                                         $ 117,539                       -                 $ 117,539
                                                 ---------------------- ----------------------- ----------------------------
                                                     $ 117,539               $ 355,434                 $ 472,973
                                                 ====================== ======================= ============================

Certain information with respect to the Company's collateralized borrowings as of December 31, 1999 is summarized as follows:


                                                                                  Reverse                   Total
                                                       Lines of Credit and      Repurchase              Collateralized
                                                            Term Loans          Agreements                Borrowings
                                                       --------------------- ----------------------- --------------------------
Outstanding borrowings                                        $ 94,035            $ 377,498               $ 471,533
Weighted average borrowing rate                                  7.25%                6.32%                   6.50%
Weighted average remaining maturity                           360 Days              36 Days                101 Days
Estimated fair value of assets pledged                        $133,301            $ 412,983               $ 546,284

As of December 31, 1999, $22,375 of borrowings outstanding under the line of credit were denominated in pounds sterling.



As of December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:

                                                        Lines of             Reverse                    Total
                                                  Credit and Term Loans    Repurchase               Collateralized
                                                                           Agreements                 Borrowings
                                                 ---------------------- ----------------------- ----------------------------
Within 30 days                                                  -            $ 157,918                 $ 157,918
31 to 59 days                                                   -              219,580                   219,580
Over 60 days                                              $94,035                    -                    94,035
                                                 ====================== ======================= ============================
                                                          $94,035            $ 377,498                 $ 471,533
                                                 ====================== ======================= ============================

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

NOTE 10       HEDGING INSTRUMENTS

The Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $13,152 (U.S. dollars) on July 21, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At March 31, 2000, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $408 as of March 31, 2000, which was recognized as part of net foreign currency gain.

As of March 31, 2000, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts, 580 five-year, and 1,250 ten-year U.S. Treasury Note future contracts expiring in June 30, 2000, which represented $18,600 and $183,000 in face amount of U.S. Treasury Bonds and Notes, respectively. These contracts are designated as hedging certain of the Company's available for sale securities. The unrealized loss of these contracts was approximately $3,717 as of March 31, 2000 and is included in the carrying value of the hedged available for sale securities. During the three months ended March 31, 2000 the Company had $2,001 of realized gains from futures contracts in US Treasury securities, which reduced the basis of the hedged available for sale securities.

NOTE 11    PROPOSED MERGER

On February 8, 2000 the Company entered into a definitive merger agreement with CORE Cap, Inc. ("CORE Cap"). The merger agreement provides for the Company to acquire 100% of the outstanding common shares of CORE Cap for common shares of the Company, using an exchange ratio based upon the respective net asset values attributable to each company's common stock. As of December 31, 1999 CORE Cap had equity capital of approximately $90 million, comprised of common stock and 10% perpetual, cumulative convertible preferred stock. CORE Cap's preferred stock would be exchanged for a new series of the Company's preferred stock with substantially identical terms. As of December 31, 1999 CORE Cap had assets of approximately $1.4 billion, comprised of investment grade quality residential loans and mortgage backed securities. The merger, which is structured as a taxable stock-for-stock transaction, was approved by the CORE Cap shareholders on May 10, 2000 and is expected to close in May 2000.

The merged Company will obtain for a $2.15 million payment the right to require GMAC Mortgage Asset Management, Inc., CORE Cap's current manager, to assign its management contract with CORE Cap to BlackRock. Under the terms of such assignment, BlackRock will be primarily obligated to make all payments required to satisfy the termination provisions of the management contract. Payments required under the termination provision would be made over a ten-year period. If the Company were to terminate the Manager without cause within ten years the Company will be obligated to make any remaining payments to GMAC. CORE Cap's assets, as included in the merged company would be managed by BlackRock under its existing agreement with the Company.


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

MARKET CONDITIONS:
Credit: The Company considers The Lehman Brothers delinquency statistics for 1998 conduit transactions to be the most relevant for its CMBS holdings, because most of the Company's CMBS were originated during 1998. Pursuant to these statistics as of March 31, 2000, 41 different securitizations were being monitored by the index and 0.67% of principal balances were delinquent. As of December 31, 1999, these 41 securitizations monitored by the index had 0.47% of principal balances delinquent. The broader Lehman Brothers CMBS collateral delinquency statistics representing all CMBS conduit deals dates back to 1993 originations. As of March 31, 2000, 152 securitizations were being monitored among the larger universe and 0.67% of outstanding balances were delinquent, compared to 147 securitizations as of December 31, 1999 and 0.51% delinquent. Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2000, MSDW delinquencies on 120 securitizations were 0.86% on $99.7B outstanding balance of 120 securitizations. As of December 31, 1999 this same index tracked 117 securitizations with delinquencies of 0.89%.

Real Estate: The commercial real estate market in the U.S. remains in healthy condition, buoyed by strong GDP growth. The strength of the economy continues to generate demand for space that has absorbed new construction. While construction activity remains high, most markets remain in balance with only some fast-growth Southern markets posing a concern. Overall construction activity has remained higher than expected but not gotten out of balance relative to demand. Analysts believe that construction will slow as a result of more restrictive lending requirements and the effects of higher interest rates are felt through the real estate capital markets.

Interest Rates: Action by the Federal Reserve and buybacks of Treasury bonds have impacted both the shape of the Treasury curve and the level of interest-rate swap spreads. Mortgage rates and CMBS market prices are impacted by both Treasury yields and swap spreads. While interest rates generally rose in 1999, the first quarter of 2000 saw rising short-term interest rates and lower long-term rates. Short-term rates followed, as one month LIBOR increased by 31 basis points from 5.82% to 6.13%. Yields on ten-year Treasury bonds declined by 42 basis points and on thirty-year bonds by 64 basis points to yields of 6.02% and 5.84% respectively. The Federal Reserve's continued concern about inflation continues to keep upward pressure on short-term rates. See below the section titled, "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how interest rates and spreads affect the Company.

Real Estate Capital Markets: Liquidity and capital allocated to CMBS and commercial loans remains at the levels which prevailed at the beginning of 2000. Credit spreads widened modestly from 1999 year-end levels in sympathy with wider swap spread levels and wider spreads on high yield corporate bonds as well. CMBS spreads remain at historically wide levels despite continued strength in the commercial real estate markets. Capital flows into public real estate equity market continue to be negative. Mutual fund outflows in the sector during the first quarter were $418 million. This follows net outflows of $1.22 billion in 1999 and net outflows of $1.06 billion in 1998. This channel for investment in real estate equity has had difficulty attracting new investor interest relative to direct equity purchases. This has led to significant reinvestment opportunities as public equity REIT's are forced to look to private sources of financing. As an example of the relative opportunity in real estate, evidence shows that investors continue to demand greater compensation for real estate related high yield paper, albeit at a narrower margin, than similarly rated corporate high yield paper in other industries. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.

                                    Average Credit Spreads (in basis points)*
                                    ---------------------------------------
                                     BB CMBS                    BB Corporate               Difference
As of March 31, 2000                 571                        438                        133
As of December 31, 1999              550                        349                        201

                                     B CMBS                     B Corporate                Difference
As of March 31, 2000                 931                        646                        285
As of December 31, 1999              915                        496                        419
*Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield Index


EFFECT OF MARKET CONDITIONS ON COMPANY PERFORMANCE:
The decrease in interest rates during the first quarter of 2000 led to an increase in the value of the Company's investment portfolio. The unrealized loss on the Company's holdings of CMBS decreased from $101,139 at December 31, 1999 to $98,979 at March 31, 2000. The Company performs a detailed review of its loss assumptions on a quarterly basis. As of March 31, 2000 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio.

The Company purchased its CMBS portfolio at prices that reflect the assumption that credit losses will occur. The adjusted purchase price of the Company's CMBS portfolio as of March 31, 2000 represents 62% of its par amount. As the portfolio matures the Company expects to recoup its original purchase price, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis.

The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. Approximately $100,000 of the Company's assets earn interest at rates that are determined with reference to LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected. The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.



                           Ten Year                     One month
                           U.S Treasury Securities      LIBOR       Difference
                           -----------------------      ---------   ----------
  March 31, 2000           6.02%                        6.13%       (0.11%)
  December 31, 1999        6.44%                        5.82%        0.62%
  March 31, 1999           5.24%                        4.94%        0.30%

The increase in LIBOR from December 31, 1999 to March 31, 2000 had a negative impact on the Company's financing costs. At the end of April 2000, the ten-year U.S. Treasury yield had increased from its March 31, 2000 level to 6.23%, and one month LIBOR increased slightly to 6.28% during the same period.

The Company's CMBS represents approximately $600,000 of par collateralized by underlying pools of commercial mortgages with a balance of over $9.3 billion as of March 31, 2000. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

In underwriting loans, the Company performs site inspections and/or desktop reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool. An assumption of expected losses is developed and the securities are priced accordingly.

Active monitoring of loan performance is a critical function that is performed via electronic uploads of information gathered from the loan services, PNC Bank and external data providers. This internet based system allows the Company to monitor payments, debt service coverage ratios, regional economic statistics, general real estate market trends and other relevant factors.

The Company also uses the internet system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop. The following table shows the comparison of delinquencies:

                                                         03/31/00                                         12/31/99
                                                        NUMBER OF           % OF                         NUMBER OF          % OF
                                        PRINCIPAL       LOANS/REO        COLLATERAL      PRINCIPAL         LOANS         COLLATERAL
Past due 30 days to 60 days              $14,567            6              0.16%           $2,936            2              0.03%
Past due 60 days to 90 days              $12,646            5              0.14%          $13,522            3              0.14%
Past due 90 days or more                 $27,940            6              0.30%          $34,631            6              0.37%
Resolved loan                            $22,434            1              0.24%          $22,434            1              0.24%
REO                                      $10,298            2              0.11%             -               -                -
TOTAL                                    $87,885           20              0.95%          $73,385           12              0.78%


Of the 18 delinquent loans at March 31, 2000, three are delinquent due to technical reasons and seven are in foreclosure proceedings or workout negotiations. The loan listed above as a resolved loan was restructured in November 1999 and has been changed to current status by the trustee in April 2000. Regarding one of the loans, the party which originally contributed the loan to the CMBS trust has indemnified the trust against a loss of up to $1,300. This loan has a principal balance of $9,065.

The Company's delinquency experience of 0.95% with the resolved loan is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.67%. Without the resolved loan the Company's delinquencies as of March 31, 2000 would be 0.71%.

During the first quarter of 2000 the Company also experienced early payoffs of $38,800, representing 0.42% of the existing pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools, and no increase to loss adjusted yields will be made.

Subsequent to March 31, 2000, three of the 18 loans were brought current.

The Company also owns three mezzanine whole loans. The California Loan is a $35 million second mortgage on an office construction project in Santa Monica, California. The building is expected to be completed on time by mid 2000. The building is currently 51% leased at rents of approximately $40 per square foot. This is higher than the base case expectations at the time the Company originated the loan. Furthermore, the real estate values for this class of office space in Santa Monica have increased significantly since origination.

The London Loan is a (pound) 21,470 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London, England. The operations of the hotels continue to meet expectations. While the underlying properties have performed well, the loan's estimated liquidation value as of March 31, 2000 was 92% of par.

During the end of the first quarter of 2000, the company closed on a $30.6mm subordinated participation in a first mortgage secured by a 545 million square foot, 100% leased, class A office building in Midtown Manhattan. The loan is scheduled to mature in December, 2001.

RECENT EVENTS: The Company's definitive merger agreement with CORE Cap, Inc. was approved on May 10, 2000, by the CORE Cap shareholders (see Note
11). The merger is expected to close in May 2000.

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

The Company computes FFO in accordance with the definition recommended by the National Association of Real Estate Investment Trusts. The Company believes that the exclusion from FFO of gains or losses from sales of property was not intended to address gains or losses from sales of securities as they apply to the Company. Accordingly, the Company includes gains or losses from sales of securities in its calculation of FFO.

The Company's FFO for the three months ended March 31, 2000 and 1999 was $7,326, and $6,735, respectively, which were the same as its reported GAAP net income for the periods. The Company reported cash flows provided by operating activities of $8,984 and $173,118, cash flows used in investing activities of $(9,189) and $(21,379) and cash flows used in financing activities of $(4,679) and $(152,250) in its statement of cash flows for the three months ended March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 and 1999 was $7,326, or $0.31 per share ($0.29 diluted) and $6,735, or $0.33 per share (basic and diluted), respectively. Further details of the changes are set forth below.

INTEREST INCOME: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average balances during the period.




                                                                For the Three Months Ended March 31, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                       $9,093              $374,023                 9.72%
Other securities available for sale                         5,249               293,014                 7.17%
Commercial mortgage loans                                   1,989                77,801                10.22%
Cash and cash equivalents                                     291                21,000                 5.55%
                                                    ---------------------- --------------------- ---------------------
Total                                                     $16,622              $765,838                 8.68%
                                                    ====================== ===================== =====================


                                                                For the Three Months Ended March 31, 1999
                                                    ---------------------- --------------------- ---------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                       $8,357              $351,866                 9.46%
Securities available for sale                               2,942               183,991                 6.40%
Commercial mortgage loan                                      908                36,769                 9.88%
Cash and cash equivalents                                     241                21,000                 4.60%
                                                    ---------------------- --------------------- ---------------------
Total                                                     $12,448              $593,626                 8.39%
                                                    ====================== ===================== =====================

In addition to the foregoing, the Company earned $1,510 in interest income from securities held for trading during the three months ended March 31, 1999.

INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                                                For the Three Months Ended March 31, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                              $5,802               $378,539                 6.13%
Lines of credit and term loan                               1,665                 88,793                 7.50%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $7,467               $467,332                 6.39%
                                                    ====================== ===================== =====================

                                                                For the Three Months Ended March 31, 1999
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                              $3,941               $272,212                 5.79%
Lines of credit borrowings                                  1,056                 65,300                 6.47%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $4,997               $337,512                 5.92%
                                                    ====================== ===================== =====================

In addition to the foregoing, the Company incurred $2,126 in interest expense from collateralized borrowings relating to its securities held for trading and securities sold short during the three months ended March 31, 1999.

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

                                             For the Three Months         For the Three Months
                                                     Ended                       Ended
                                                March 31, 2000               March 31, 1999
                                         ----------------------------- ---------------------------
  Interest Income                                  $16,622                     $12,448
  Interest Expense                                  $7,467                      $4,997
  Net Interest Margin                               5.72%                        5.32%
  Net Interest Spread                               2.29%                        2.60%

OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $1,290 and $1,050 for the three months ended March 31, 2000 and 1999, respectively, were comprised solely of the base management fee paid to the Manager for such periods (in accordance with the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $887 and $300 for the three months ended March 31, 2000 and 1999, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs, amortization of prepaid expenses, and other miscellaneous expenses. The increase in other expenses is primarily due to amortization of the costs of new credit facilities entered into in 1999, and the write-off of additional broken deal expenses.

OTHER GAINS (LOSSES): During the three months ended March 31, 2000 the Company sold a portion of its securities available for sale for total proceeds of $15,712, resulting in a realized gain of $24. For the first quarter of 1999, the Company sold securities available for sale for total proceeds of $20,113, resulting in realized gain of $136. The gains on securities held for trading were $328 and $1,181 for the three months ended March 31, 2000 and 1999, respectively. The foreign currency losses of $4 and $67 for the three months ended March 31, 2000 and 1999, respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

DIVIDENDS DECLARED: On March 16, 2000, the Company declared distributions to its stockholders of $0.29 per share, payable on April 28, 2000 to stockholders of record on March 31, 2000. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

On March 17, 1999, the Company declared distributions to its stockholders totaling $6,089 or $0.29 per share, which were paid on April 15, 1999 to stockholders of record on March 31, 1999.

TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $8,319 or $0.36 ($0.33 diluted) per share, for the three months ended March 31, 2000, compared to a net income as calculated in accordance with generally accepted accounting principles (GAAP) of $7,326, or $0.31 ($0.29 diluted) per share.

Tax basis income was $7,853, or $0.39 per share (basic and diluted), for the three months ended March 31, 1999, compared to a net income as calculated in accordance with GAAP of $6,735 or $0.33 per share (basic and diluted).

For tax purposes the fourth quarter 1999 and 1998 dividend of $0.29 each period are treated as 1999 distributions. Thus, for tax purposes the total dividends paid year to date in 2000 and 1999 were $0.29 and $0.58, respectively.

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in the three months ended March 31, 2000, tax basis income is higher than GAAP income. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.


A reconciliation of GAAP net income to tax basis net income is as follows:
                                                                          For the Three      For the Three
                                                                          Months Ended       Months Ended
                                                                         March 31, 2000     March 31, 1999
                                                                         -----------------------------------
GAAP net income                                                               $7,326            $6,735
Subordinate CMBS income differences                                              993             1,102
General and administrative expense differences                                     -                16
                                                                         -----------------------------------
Tax basis net income                                                          $8,319            $7,853
                                                                         ===================================

CHANGES IN FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE: At March 31, 2000 and December 31, 1999, an aggregate of $98,979 and $101,139, respectively, in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The Company's securities available for sale, which are carried at estimated fair value, included the following at March 31, 2000:

                                                                               Estimated
                                                                                 Fair
                           Security Description                                  Value          Percentage
--------------------------------------------------------------------------- ----------------- ----------------
Commercial mortgage-backed securities:
Non-investment grade rated subordinated securities                              $251,518          45.0%
Non-rated subordinated securities                                                 31,963           5.7
                                                                            ----------------- ----------------
                                                                                 283,481          50.7
                                                                            ----------------- ----------------
Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                                 45,752           8.2
Agency fixed rate securities                                                     156,426          28.0
Privately issued investment grade rated fixed rate securities                     70,644          12.6
Privately issued investment grade rated adjustable rate securities                 2,184           0.5
                                                                            ----------------- ----------------
                                                                                 275,006          49.3
                                                                            ----------------- ----------------
                                                                                $558,487         100.0%
                                                                            ================= ================


The Company's securities available for sale included the following at December 31, 1999:

                                                                              Estimated
                                                                                Fair
                          Security Description                                  Value           Percentage
------------------------------------------------------------------------- ------------------- ----------------

Commercial mortgage-backed securities:
Non-investment grade rated subordinated securities                              $243,708          42.7%
Non-rated subordinated securities                                                 29,025           4.6
                                                                          ------------------- ----------------
                                                                                 272,733          47.3
                                                                          ------------------- ----------------
Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                                 58,858          10.2
Agency fixed rate securities                                                     165,825          28.7
Privately issued investment grade rated fixed rate securities                     76,821          13.3
                                                                          ------------------- ----------------
                                                                                 301,504          52.2
                                                                          ------------------- ----------------
Agency insured project loan                                                        2,958           0.5
                                                                          ------------------- ----------------
                                                                                $577,195         100.0%
                                                                          =================== ================

During the first quarter of 2000 the fair value of the Company's securities available for sale decreased by $18,708 as a result of purchases of $8,650 and sales and principal paydowns of $33,194, increases in market value of $2,160 and other hedging activities of approximately $3,676.

BORROWINGS: To date, the Company's debt has consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                        For the Three Months Ended
                                                                              March 31, 2000
                                                     -----------------------------------------------------------------
                                                          March 31,
                                                             2000                Maximum               Range of
                                                           Balance               Balance              Maturities
                                                     --------------------- --------------------- ---------------------
Reverse repurchase agreements                             $335,434              $378,115             1 to 62 days
Line of credit and term loan borrowings                    117,539               117,539             140 to 840 days
                                                     --------------------- --------------------- ---------------------

HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated commercial mortgage loan is to minimize its exposure to fluctuations in the sterling exchange rate. At March 31, 2000, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company agreed to exchange (pound)8,000 (pounds sterling) for U.S. $13,152 on July 21, 2000. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts were a receivable of $408 at March 31, 2000, which was recognized as a reduction of net foreign currency gains (losses).

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At March 31, 2000, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts, 580 five-year, and 1,250 ten-year U.S. Treasury Note future contracts expiring in June 30, 2000, which represented $18,600 and $183,000 in face amount of U.S. Treasury Bonds and Notes, respectively. The estimated unrealized loss of these contracts was approximately $(3,717) at March 31, 2000.

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

If the Company is unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, then the Company may be required to sell assets in order to achieve lower borrowings levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities and preferred stock, and will consider resecuritization or other achievable term funding of existing assets to diversify its existing capital base.

On March 31, 1999, the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets. There can be no certainty, however, that the Company will be able to issue, on terms favorable to the Company, or at all, any of the securities so registered.

On March 10, 2000, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission registering for resale the 1,200,000 shares of Series A Preferred Stock and the shares of Common Stock into which the Series A Preferred Stock is convertible.

As of March 31, 2000, $157,028 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, $41,090 was available under the Company's $50,000 credit facility, and $3,369 was available under the Company's term financing secured by the California Loan.

The Company's operating activities provided cash of $8,994 and $173,118 during the three months ended March 31, 2000, and 1999, respectively, primarily through sales of trading securities in excess of purchases.

The Company's investing activities used cash totaling $9,189 and $21,379 during the three months ended March 31, 2000, and 1999, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by principal payments received on securities available for sale and proceeds from sales of securities available for sale.

The Company's financing activities used cash of $4,679 during the three months ended March 31, 2000, primarily to pay distributions. The Company's financing activities used cash of $152,250 during the three months ended March 31, 1999 primarily to reduce the level of short-term borrowings and to pay distributions.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of March 31, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Current conditions in the capital markets for REITs such as the Company have made permanent financing transactions more difficult and more expensive than at the time of the Company's initial public offering. Consequently, there can be no assurance that the Company will be able to effectively fund future growth through the capital markets. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

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

INVESTMENT COMPANY ACT: The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated interests in commercial mortgage-backed securities ("subordinated CMBS") only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout or foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.


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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of March 31, 2000. Actual results could differ significantly from these estimates.

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS


--------------------------------------------------------
          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -300                        19.2%
             -200                        13.0%
             -100                         6.6%
          Base Case                         0
             +100                        (6.9)%
             +200                       (14.0)%
             +300                       (21.4)%

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                       GIVEN CREDIT SPREAD MOVEMENTS


--------------------------------------------------------
          Change in               Projected Change in
       Credit Spreads,                 Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -300                        38.2%
             -200                        24.3%
             -100                        11.7%
          Base Case                         0
             +100                       (10.0)%
             +200                       (19.4)%
             +300                       (27.2)%

        PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                           GIVEN LIBOR MOVEMENTS


---------------------------------------------------------
                                  Projected Change in
       Change in LIBOR,                Portfolio
       +/- Basis Points           Net Interest Income
------------------------------- -------------------------
             -200                        17.6%
             -100                         8.8%
          Base Case                         0
             +100                        (8.8)%
             +200                       (17.6)%

CREDIT RISK: Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy, and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. The nature of the CMBS assets owned are such that all losses experienced by a pool of mortgages will be borne by the Company. Changes in the expected default rates of the underlying mortgages will significantly affect the value of the Company, the income it accrues and the cash flow it receives. An increase in default rates will reduce the book value of the Company's assets and the Company's earnings and cash flow available to fund operations and pay dividends.

The Company manages credit risk through the underwriting process, establishing loss assumptions, and careful monitoring of loan performance. Before acquiring a security that represents a pool of loans, the Company will perform a rigorous analysis of the quality of substantially all of the loans proposed for that security. As a result of this analysis, loans with unacceptable risk profiles will be removed from the proposed security. Information from this review is then used to establish loss assumptions. The Company will assume that a certain portion of the loans will default and calculate an expected, or loss adjusted yield, based on that assumption. After the securities have been acquired, the Company monitors the performance of the loans, as well as external factors that may affect their value. Factors that indicate a higher loss severity or timing experience is likely to cause a reduction in the expected yield, and therefore reduce the earnings of the Company and may require a significant write down of assets.

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield from approximately 9.84% to 8.40%. This would reduce GAAP income going forward and cause a significant write down in assets at the time the loss assumption is changed.

ASSET AND LIABILITY MANAGEMENT: Asset and liability management is concerned with the timing and magnitude of the repricing and/or maturing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid, as there is a very stable market for the financing of these securities.

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of March 31, 2000, the Company's duration on equity was approximately 7.7 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 7.7%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility.

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

The Company currently has positions in forward currency exchange contracts to hedge currency exposure in connection with its commercial mortgage loan denominated in pounds sterling. The purpose of the Company's foreign currency-hedging activities is to protect the Company from the risk that the eventual U.S. dollar net cash inflows from the commercial mortgage loan will be adversely affected by changes in exchange rates. The Company's current strategy is to roll these contracts from time to time to hedge the expected cash flows from the loan. Fluctuations in foreign exchange rates are not expected to have a material impact on the Company's net portfolio value or net interest income.

FORWARD-LOOKING STATEMENTS: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-32155), as filed with the SEC on March 10, 2000. The Company hereby incorporates by reference those risk factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.




Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At March 31, 2000 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.      Changes in Securities and Use of Proceeds

During the first quarter of 2000, pursuant to the 1998 Stock Option Plan, options to purchase 70,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 27.1 - Financial Data Schedule (filed herewith)

(b)   Reports on Form 8-K

The Company filed a current report on Form 8-K (the "8-K") with the Securities and Exchange Commission on February 16, 2000. The Company reported in the
8-K that the Company and CORE Cap had announced that both parties had entered into a merger agreement on February 9, 2000. The Company did not file any financial statements as part of the 8-K.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ANTHRACITE CAPITAL, INC.



Dated:  May 15, 2000       By:  /s/ Hugh R. Frater
                                ------------------
                                Name: Hugh R. Frater
                                Title: President and Chief Executive Officer
                                (authorized officer of registrant)




Dated:  May 15, 2000     By:  /s/ Richard M. Shea
                              -------------------
                              Name: Richard M. Shea
                              Title: Chief Operating Officer and Chief
                              Financial Officer (principal accounting officer)