Form 10-Q
period 2000-06-30
ANTHRACITE CAPITAL INC
filed 2000-08-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

                      Commission File Number 001-13937
                                             ----------


                          ANTHRACITE CAPITAL, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                     Maryland                         13-3978906
         -------------------------------          ------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

       345 Park Avenue, New York, New York               10154
       -----------------------------------               -----
     (Address of principal executive offices)         (Zip Code)

    (Registrant's telephone number including area code): (212) 409-3333
                                                         ---------------

                              NOT APPLICABLE
            ---------------------------------------------------
           (Former name, former address, and former fiscal year
                       if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)     Yes X    No __
                         (2)     Yes X    No __

         As of August 14, 2000, 25,135,986, shares of voting common stock ($.001 par value) were outstanding.



                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Interim Financial Statements.......................................3

         Consolidated Statements of Financial Condition
         At June 30, 2000 (Unaudited) and December 31, 1999.................3

         Consolidated Statements of Operations
         For the Three Months Ended June 30, 2000 and 1999
         (Unaudited), and For the Six Months Ended June 30, 2000 and
         1999 (Unaudited)...................................................4

         Consolidated Statement of Changes in Stockholders' Equity
         For the Six Months Ended June 30, 2000 (Unaudited).................5

         Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2000 and 1999 (Unaudited)........6

         Notes to Consolidated Financial Statements (Unaudited).............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........44

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................49

Item 2.  Changes in Securities and Use of Proceeds.........................49

Item 3.  Defaults Upon Senior Securities...................................49

Item 4.  Submission of Matters to a Vote of Security Holders...............49

Item 5.  Other Information.................................................50

Item 6.  Exhibits and Reports on Form 8-K..................................50

SIGNATURES.................................................................51

Financial Data Schedule....................................................52




Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                  ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------------


                                                                              June 30, 2000             December 31, 1999
                                                                              -------------             -----------------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                                $  10,578                   $  22,265
Restricted cash                                                                              3,869                           -
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)              $279,973                    $272,733
     Investment grade securities                                             757,598                     304,462
                                                                             ---------                   -------
Total securities available for sale                                                      1,037,571                     577,195
Mortgage loans held for sale                                                                87,195                           -
Commercial mortgage loans, net                                                              98,014                      69,611
Other assets                                                                                24,030                      10,591
                                                                                     --------------             ---------------
     Total Assets                                                                      $ 1,261,257                    $679,662
                                                                                     ==============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                  $153,516                   $162,738
    Secured by pledge of other securities available for sale
      and cash equivalents                                                   678,672                    272,289
    Secured by pledge of mortgage loans held for sale                         73,984                          -
    Secured by pledge of commercial mortgage loans                            58,040                     36,506
                                                                             -------                    -------
Total borrowings                                                                         $ 964,212                    $471,533
Distributions payable                                                                        7,289                       6,079
Other liabilities                                                                           19,055                       3,767
                                                                                     --------------             ---------------
     Total Liabilities                                                                     990,556                     481,379
                                                                                     --------------             ---------------

10.5% Series A preferred stock, redeemable convertible                                      30,188                      30,022
                                                                                     --------------             ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized;
     25,136 shares issued and outstanding in 2000; and
     20,961 shares issued and outstanding in 1999                                               25                          21
10% Series B Preferred stock, liquidation preference $56,525                                43,004                           -
Additional paid-in capital                                                                 315,532                     287,486
Distributions in excess of earnings                                                        (16,649)                    (18,107)
Accumulated other comprehensive loss                                                      (101,399)                   (101,139)
                                                                                     --------------              ---------------
      Total Stockholders' Equity                                                           240,513                     168,261
                                                                                     --------------              ---------------
      Total Liabilities and Stockholders' Equity                                        $1,261,257                    $679,662
                                                                                     ==============              ===============

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
=================================================================================================================================
                                                   For the Three Months Ended              For the Six Months Ended
                                                             June 30,                              June 30,
                                                  --------------------------------------------------------------------
                                                        2000              1999              2000               1999
                                                    ---------          ---------          --------          ---------
OPERATING PORTFOLIO
Interest Income:
    Securities available for sale                    $ 19,186           $ 11,622          $ 33,528          $  22,948
    Commercial mortgage loans                           2,989              1,135             4,977              2,043
    Mortgage loans held for sale                        3,465                  -             3,465                  -
    Trading securities                                      -              1,136                 -              2,619
    Cash and cash equivalents                             363                 58               655                300
                                                    ---------          ---------          --------          ---------
        Total interest income                          26,003             13,951            42,625             27,910
                                                    ---------          ---------          --------          ---------

Expenses:
    Interest                                           15,096              6,011            22,563             13,134
    Management fee                                      1,700              1,073             2,990              2,123
    Other expenses - net                                  548                734             1,435              1,034
                                                    ---------          ---------          --------          ---------
        Total expenses                                 17,344              7,818            26,988             16,291
                                                    ---------          ---------          --------          ---------

OTHER GAIN (LOSSES):
Gain on sale of securities available for sale             682                  7               705                142
Gain on securities held for trading                         -              1,072               328              2,253
Foreign currency (loss)                                    (7)               (16)              (11)               (83)
                                                    ---------          ---------          --------          ---------
Net Income                                              9,334              7,196            16,659             13,931
                                                    ---------          ---------          --------          ---------

Dividends and accretion on
    Preferred stock                                     1,575                  -             2,441                  -
                                                    ---------          ---------          --------          ---------
Net Income Available to Common
   Shareholders                                        $7,759           $  7,196           $14,218          $  13,931
                                                    ---------          ---------          --------          ---------

Net income per share:
    Basic                                               $0.34              $0.34             $0.65              $0.67
    Diluted                                              0.32               0.34              0.61               0.67

Weighted average number of shares outstanding:
    Basic                                              23,115             20,998            22,029             20,641
    Diluted                                            27,196             20,998            26,111             20,641

The accompanying notes are an integral part of these financial statements.



ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(IN THOUSANDS)


                                                                                           Accumulated                     Total
                                            Common             Additional  Distributions      Other                        Stock-
                                            Stock,   Preferred   Paid-In     In Excess    Comprehensive  Comprehensive     holders'
                                          Par Value    Stock     Capital    Of Earnings        Loss          Income        Equity
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 1999              $      21            $ 287,486   $  (18,107)    $  (101,139)                  $ 168,261

   Net income                                                                  16,659                      $ 16,659        16,659

   Other comprehensive income:

    Unrealized loss on securities,                                                               (260)         (260)         (260)
    net of reclassification
    adjustment

                                                                                                           ----------
   Other comprehensive income (loss)                                                                           (260)

Comprehensive income                                                                                         16,399
                                                                                                           ==========

Distributions declared on common
  stock                                                                       (12,760)                                    (12,760)

Repurchase of common shares                                          (39)                                                     (39)

Issuance of Common Stock                          4               28,085                                                   28,089

Issuance of Series B Preferred Stock
                                                     43,004                                                                43,004

Dividends to Preferred Shareholders                                            (2,441)                                     (2,441)
                                          --------------------------------------------------------------                ----------
Balance at June 30, 2000                   $     25 $43,004      $315,532    $(16,649)    $  (101,399)                  $ 240,513

                                          ==============================================================                ==========


DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during the period                                                            $ 445
Less: reclassification adjustment for gains included in net income                                             (705)
                                                                                                            ---------
Net unrealized losses on securities                                                                           $(260)
                                                                                                            =========

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------

                                                                                    For the Six            For the Six
                                                                                   Months Ended           Months Ended
                                                                                   June 30, 2000          June 30, 1999
                                                                                   -------------          -------------


Cash flows from operating activities:
     Net income                                                                      $  16,659              $  13,931

Adjustments to reconcile net income to net cash provided by operating activities:
        Net sale of trading securities and securities sold short                           328                170,181
        Amortization on negative goodwill                                                 (212)                     -
        Premium amortization (discount accretion), net                                      76                    216
        Noncash portion of net foreign currency loss                                       (11)                    83
        Net loss (gain) on sale of securities                                              705                 (2,395)
        (Increase) decrease  in other assets                                           (13,401)                 2,110
        Increase (Decrease) in other liabilities                                        11,532                 (5,380)
                                                                                  ------------            -----------
Net cash provided by operating activities                                               15,676                178,746
                                                                                  ------------            -----------

Cash flows from investing activities:
     Purchase of securities available for sale                                        (642,195)               (79,325)
     Funding of commercial mortgage loan                                               (30,600)               (14,566)
     Maturities of restricted cash equivalents                                               -                  3,242
     Net payments from hedging securities                                               (2,770)                     -
     Principal payments received on securities available for sale                       37,588                 48,675
     Proceeds from sales of securities available for sale                            1,310,456                 21,513
     Payable for securities purchased                                                        -                 19,712
                                                                                  ------------            -----------
Net cash provided by (used in) investing activities                                    672,479                   (749)
                                                                                  ------------            -----------

Cash flows from financing activities:
     Net decrease in borrowings                                                       (713,647)              (164,579)
     Proceeds from issuance of common stock                                                  -                  6,726
     Distributions on common stock                                                     (12,156)               (11,885)
     Distributions on preferred stock                                                   (3,251)                     -
     Net proceeds from merger                                                           33,380                      -
     Acquisition costs against goodwill                                                 (4,129)                     -
     Repurchase of common shares                                                           (39)                     -
                                                                                  ------------            -----------
Net cash used in financing activities                                                 (699,842)              (169,738)
                                                                                  ------------            -----------

Net (decrease) increase in cash and cash equivalents                                   (11,687)                 8,259
Cash and cash equivalents, beginning of period                                          22,265                  1,087
                                                                                  ------------            -----------
Cash and cash equivalents, end of period                                             $  10,578               $  9,346
                                                                                  ============            ============


Supplemental disclosure of cash flow information:
     Interest paid                                                                   $  23,342               $ 15,795


Supplemental schedule of non-cash investing and financing activities: The Company purchased all of the assets of CORE Cap., Inc during the quarter ended June 30, 2000 primarily through issuance of the Company's common and preferred stock, as follows:

         Fair value of assets acquired                                 $ 1,281,070
         Cash included in acquired assets                                   21,351
         Liabilities assumed                                             1,216,967
Common stock issued in connection with acquisition                          28,089
Preferred stock issued in connection with the acquisition                   43,004



The accompanying notes are an integral part of these financial statements.





ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------

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

   A summary of the Company's significant accounting policies follows:

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant balances and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS

   All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

   RESTRICTED CASH

   At June 30, 2000, $3,869 of the Company's cash equivalents was pledged to secure its commitment under its swap agreements and was classified as restricted cash on the statement of financial condition. At December 31, 1999, none of the Company's cash equivalents were pledged.

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

   The Company acquired certain residential mortgage loans in the CORE Cap merger (Note 2). These loans may be sold in the near term and are classified as held for sale and carried at the lower of amortized cost or market.

   SHORT SALES

   As part of its short-term trading strategies (see Note 4), the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held for trading in the statement of operations and comprehensive income (loss).

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

   FORWARD COMMITMENTS

   As part of its short-term trading strategies (see Note 4), the Company may enter into forward commitments to purchase or sell U.S. Treasury or agency securities, which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the statement of operations and comprehensive income (loss).

   The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

   FINANCIAL FUTURES CONTRACTS - TRADING

   As part of its short-term trading strategies (see Note 4), the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held for trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

   The Company is exposed to interest rate risk on the contracts, as well as to credit loss in the event of nonperformance by any other party to the contract. However, the Company does not anticipate nonperformance by any counterparty.

   HEDGING INSTRUMENTS

   As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition. The Company's portfolio of interest rate swap agreements involves the exchange of fixed interest payments for floating interest payments.

   Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreement, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company accounts for revenues and expenses from the interest rate swap agreements under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to interest income. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged item still exists.

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

   Financial futures contracts that are, for accounting purposes, designated as hedging securities available for sale, are carried at fair value, with changes in fair value included in other comprehensive income
   (loss). Realized gains and losses on closed contracts are deferred and recognized in the basis of the hedged available for sale security, and amortized as a yield adjustment over the security's remaining term. See
   Note 11 for a description of the financial futures contracts open as of June 30, 2000.

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

   NEGATIVE GOODWILL

   Negative goodwill reflects the excess of the estimated fair value of the net assets acquired in the Core-Cap Inc. merger (Note 2) over the purchase price for such assets. Negative goodwill is amortize using the straight-line method from the date of acquisition over approximately 5.7 years, the weighted average lives of the assets acquired in the merger that the Company currently intends to retain. This amortization is included in other expenses. Negative goodwill, net, was $9,475 at June 30, 2000, and is included in other liabilities.

   NET INCOME (LOSS) PER SHARE

   Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing net income
   (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                  For the Three Months Ended June 30, 2000
                                                ---------------------------------------------------------------------------------
                                                        Income                      Shares                    Per-Share
                                                     (Numerator)                 (Denominator)                  Amount
   Net income available to common                       $7,759
   shareholders
                                                -------------------
   Basic net income per share                           $7,759                    23,114,621                    $0.34
                                                                                                         ========================

   Effect of dilutive securities:
   10.5% Series A Senior Cumulative
   Redeemable Preferred Stock                             868                      4,081,680
                                                --------------------------------------------------
   Diluted net income per share                          $8,627                   27,196,301                    $0.32
                                                ==================================================       ========================



                                                                   For the Six Months Ended June 30, 2000
                                                ---------------------------------------------------------------------------------
                                                        Income                      Shares                    Per-Share
                                                     (Numerator)                 (Denominator)                  Amount
   Net income available to common                      $14,218
   shareholders
                                                --------------------
   Basic net income per share                          $14,218                    22,029,294                    $0.65
                                                                                                         ========================
   Effect of dilutive securities:
   10.5% Series A Senior Cumulative
   Redeemable Preferred Stock                           $1,734                     4,081,680
                                                --------------------       -----------------------
   Diluted net income per share                         $15,952                   26,110,974                    $0.61
                                                ====================        =======================      ========================

   The Company's stock options outstanding were antidilutive for all periods presented. For the three and six months ended June 30, 1999, the Company had no preferred stock outstanding, so basic and diluted earnings per share are the same.


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

   The Company is required to implement SFAS 133 (as amended by SFAS No.
   138) by January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

   In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

   RECLASSIFICATIONS

   Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

   NOTE 2  ACQUISITION OF CORE CAP, INC.

   On May 15, 2000, the Company acquired all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,180,553 of the Company's common shares and 2,261,000 Series B preferred shares. The common and preferred shares issued by the Company were valued at approximately $71,092 on May 15, 2000. The acquisition was accounted for under the purchase method. Application of purchase accounting resulted in an excess of the value of the acquired net assets over the value of the Company's common and preferred shares issued in the acquisition, plus transaction costs. This deferred credit totaled $9,687 and is being amortized as described in "Negative Goodwill" above. The operations of CORE Cap are included in the Company's financial statements from May 15, 2000.

   The following unaudited consolidated proforma results of operations for the six months ended June 30, 2000 and 1999 assume the CORE Cap acquisition occurred as of the beginning of each period presented:

                                                   2000           1999
                                    --------------------------------------
Net Interest Income                              $76,684        $95,765

Net Income                                        25,513         25,010

Net Income available to common                    17,206         22,184
shareholders

Earnings per share:
Basic                                              0.68           0.89
Diluted                                            0.65           0.89


   NOTE 3  SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of June 30, 2000 are summarized as follows:
                                                                                      Gross           Gross          Estimated
                                                                    Amortized       Unrealized      Unrealized         Fair
                      Security Description                             Cost            Gain            Loss            Value
----------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
Investment grade rated securities                                   $ 167,692        $ 5,129            -            $172,821
Non-investment grade rated subordinated securities                    339,423              -         (86,576)         252,847
Non-rated subordinated securities                                      36,968              -          (9,842)          27,126
                                                                  --------------- --------------- --------------- ----------------
     Total CMBS                                                       544,083          5,129         (96,418)         452,794
                                                                  --------------- --------------- --------------- ----------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                     140,452             -               (2)         140,450
Agency fixed rate securities                                          349,441            517              -           349,958
Privately issued investment grade rated fixed rate securities          95,516             -           (1,147)          94,369
                                                                  --------------- --------------- --------------- ----------------
Total RMBS                                                            585,409            517          (1,149)         584,777
                                                                  --------------- --------------- --------------- ----------------
     Total securities available for sale                           $1,129,492         $5,646        $(97,567)      $1,037,571
                                                                  =============== =============== =============== ================

   As of June 30, 2000, an aggregate of $945,251 in estimated fair value of the Company's securities available for sale was pledged to secure its borrowings.




   The amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are summarized as follows:

                                                                                     Gross           Gross          Estimated
                                                                   Amortized       Unrealized     Unrealized           Fair
                     Security Description                            Cost             Gain            Loss            Value
---------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
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
                                                                 ============== ================ =============== ================

   At December 31, 1999, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its borrowings.

   The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at June 30, 2000 is as follows:

                                                     June 30, 2000                    December 31, 1999
                                              Estimated                          Estimated
              Security Rating                 Fair Value        Percentage        Fair Value      Percentage
   -------------------------------------------------------------------------------------------------------------
   Agency and agency insured securities           $ 490,408        47.2%             $ 227,641        39.5%
   AAA                                               94,369         9.1                 76,821        13.3
   BBB                                              172,821        16.7                      -          -
   BB+                                               25,170         2.4                 23,103         4.0
   BB                                                24,835         2.4                 22,051         3.8
   BB-                                               52,424         5.1                 50,412         8.7
   B+                                                14,567         1.4                 14,173         2.5
   B                                                 87,220         8.4                 84,830        14.7
   B-                                                34,002         3.3                 32,770         5.7
   CCC                                               14,629         1.4                 16,368         2.8
   Not rated                                         27,126         2.6                 29,026         5.0
                                            ----------------- ----------------- ---------------- ---------------
   Total securities available for sale          $ 1,037,571       100.0%             $ 577,195        100.0%
                                            ================= ================= ================ ===============


   As of June 30, 2000, there were 1,766 loans underlying the subordinated CMBS held by the Company with an original principle balance of $9,240,165.

   As of June 30, 2000 the mortgage loans underlying the subordinated CMBS held by the Company were secured by properties of the types and at the locations identified below:

      Property Type       Percentage (1)       Geographic Location        Percentage (1)
   ----------------------------------------------------------------------------------------
   Multifamily                       30.6%      California                           12.6%
   Retail                             26.5      Texas                                 11.2
   Office                             16.5      New York                               9.6
   Lodging                             9.4      Florida                                6.4
   Other                              17.0      Other (2)                             60.2
                        -------------------                             -------------------
   Total                            100.0%      Total                                100.0%
                        ===================                             ===================

(1)      Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)      No other individual state comprises more than 5% of the total.

   The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the company as of June 30, 2000 and December 31, 1999:


--------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30, 2000                               DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                      NUMBER OF         % OF                        NUMBER OF         % OF
                                       PRINCIPAL        LOANS        COLLATERAL     PRINCIPAL         LOANS        COLLATERAL
--------------------------------------------------------------------------------------------------------------------------------
Past due 30 days to 60 days             $21,355           4             0.23%       $ 2,936             2             0.03%
--------------------------------------------------------------------------------------------------------------------------------
Past due 60 days to 90 days               5,262           3             0.06%        13,522             3             0.14%
--------------------------------------------------------------------------------------------------------------------------------
Past due 90 days or more                 17,487           4             0.19%        34,631             6             0.36%
--------------------------------------------------------------------------------------------------------------------------------
REO                                      10,214           2             0.11%        10,248             0             0.0%
--------------------------------------------------------------------------------------------------------------------------------
Total                                   $54,318          13             0.59%       $51,089            11             0.71%
--------------------------------------------------------------------------------------------------------------------------------

   The Company's delinquency experience of 0.59% is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.53%.

   To the extent that realized losses, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields are appropriate.

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

   As of June 30, 2000, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.72% per annum, and of the Company's other securities available for sale was 8.0% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

   As of June 30, 2000, the unamortized net discount on securities available for sale was $326,000 which represented 81.6% of the then remaining face amount of such securities.

   During the six months ended June 30, 2000, the Company sold securities available for sale for total proceeds of $1,309,203 resulting in a realized gain of $705. Of the securities sold, $1,052,462 of sales proceeds represents securities acquired in the CORE Cap merger. Any gain on the sale of securities acquired in the CORE Cap merger was attributable to market movements subsequent to the acquisition of such securities.

   NOTE 4  SECURITIES HELD FOR TRADING

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

   The Company's securities held for trading are carried at estimated fair value. As of June 30, 2000 and December 31, 1999, the Company did not have any long or short positions in securities held for trading.

   During the six months ended June 30, 2000 and June 30, 1999, aggregate net realized gains on securities held for trading were $328 and $1,072, respectively.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

   NOTE 5  COMMERCIAL MORTGAGE LOANS

   In August 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and the surrounding vicinity (The "London Loan"). The loan has a five-year maturity and may be prepaid at any time. The London Loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the London Loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the London Loan as of June 30, 2000, and December 31, 1999 (at the exchange rates in effect on such dates) are summarized as follows:


                        June 30, 2000                                                  December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
   Interest       Principal     Unamortized      Amortized       Interest      Principal       Unamortized       Amortized
     Rate          Balance        Discount          Cost            Rate        Balance         Discount            Cost
---------------- ------------- --------------- --------------- -------------- ------------- ------------------ ---------------
    10.25%          $32,469          $55           $32,414         10.11%      $ 34,680           $67            $34,613


   The exchange rate for the British pound at June 30, 2000 was (pound)0.660895 to US $1.00; at December 31, 1999 the exchange rate was (pound)0.61908. The entire principal balance of the Company's investment in the London Loan is pledged to secure line of credit borrowings. The borrower has made all payments when due.

   Toward the end of the first quarter of 2000, the Company funded a $30,600 subordinated participation in a first mortgage secured by a commercial office building located in New York City (the "Commercial Office Building Loan"). The Commercial Office Building Loan matures December, 2001, and payments are interest only based upon LIBOR plus approximately 6.5%. The Company will receive a 50 basis point exit fee related to the Commercial Office Building Loan, which is being amortized into interest income over the life of such loan. The entire principal balance of the Company's investment in the Commercial Office Building Loan is pledged to secure line of credit borrowings. As of June 30, 2000, the interest rate on the Commercial Office Building Loan was 13.24%, and the borrower has made all payments when due.

   During 1999, the Company funded its entire commitment, $35,000, under a floating rate commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California (the "California Loan"). The California Loan matures August 2001, and payments are interest only, based upon LIBOR plus approximately 6.5%. The California Loan provides for two one-year extensions through August 2003 at the borrower's option, based upon property performance. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the expected two-and-one-half year life of such loan. The entire principal balance of the California Loan is pledged to secure borrowings under a term financing agreement. As of June 30, 2000, the interest rate on amounts funded under the commitment was 13.24% and the borrower had made all payments when due.

   NOTE 6   COMMON STOCK

   On January 5, 2000, the Company repurchased 6,100 shares of its common stock for $39 in open market transactions. This purchase was made at a price of $6.42 per share (including commissions). The remaining number of shares authorized for repurchase is 2,713,519. In accordance with Maryland corporate regulations, all repurchased shares are retired.

   On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

   On March 16 and May 22, 2000, the Company declared distributions to its shareholders of $0.29 per share, payable on April 28, 2000 and July 28, 2000 to stockholders of record on March 31, 2000 and June 30, 2000. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

   As part of the CORE Cap merger, the Company issued 4,180,552 shares of its common stock to CORE Cap shareholders.

   NOTE 7   PREFERRED STOCK

   On December 2, 1999 the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), $0.001 par value per share, for aggregate proceeds of $30,000. The new series of preferred stock carries a 10.5% coupon and is convertible into the Company's common stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated ("Liquidation Preference") for $28.50 per share. If converted, the Series A Preferred Stock would convert into approximately 4 million shares of the Company's common stock. The difference between the liquidation price and the proceeds received totals $4,200, and is being accreted to the carrying value of the Series A Preferred Stock over its seven-year life.

   The Series A Preferred Stock was privately placed by the Company, and there was no underwriting discount paid. At the closing of the CORE Cap merger, the Liquidation Preference was increased from $27.75 to $28.50 per share.

   As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of 10% Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), $0.001 par value per share to CORE Cap shareholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation of $56,525, and is convertible into the Company's common stock at a price of $17.09 per share, subject to adjustment. As of June 30, 2000, the Company has authorized and unissued Preferred Stock of 96,539,003 shares.

   NOTE 8  TRANSACTIONS WITH AFFILIATES

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

   The Company accrued $2,990 and $1,073 in base management fees in accordance with the terms of the Management Agreement for the six months ended June 30, 2000 and June 30, 1999 respectively. In accordance with the provisions of the Management Agreement, the Company will reimburse the Manager for certain expenses incurred on behalf of the Company by the Manager. No reimbursement expenses were incurred during the six months ended June 30, 2000 and 1999, respectively.

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

   On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For both the six months ended June 30, 2000 and June 30, 1999, the administration fee was $60.

   During the six months ended June 30, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V and Midland Commercial Mortgage Owner Trust VI for a total of $1,649, $851 and $557, respectively. These Trusts were purchased from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company earned $135 and $33 from the Trusts and paid interest of approximately $76 and $28 to PNC Funding Corp. during the six and three months ended June 30, 2000, respectively.

   NOTE 9  STOCK OPTIONS

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

   Pursuant to the 1998 Stock Option Plan, during 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, was granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 7.7 years at June 30, 2000. One half of these options, representing 744,072 shares, vested on March 31, 2000; the remaining options vest in equal installments on March 27, 2001 and March 27, 2002. 125,000 of these options have been terminated and none have been exercised as of June 30, 2000.

   During 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.44 per share. The remaining contractual life of each option is approximately 8.7 years at June 30, 2000. One half of these options vested on March 31, 2000 and the remainder will vest on March 31, 2001. 240,000 of these options were terminated and none have been exercised as of June 30, 2000.

   In addition to the foregoing, in 2000 pursuant to the 1998 Stock Option Plan, options to purchase 70,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.02 per share. The remaining contractual life of each option is approximately 9.7 years at June 30, 2000. The options vest in two equal installments on March 31, 2001 and March 31, 2002. 50,000 of these options were terminated as of June 30, 2000.

   In addition to the foregoing, on May 15, 2000 pursuant to the acquisition of CORE Cap, the Company granted stock options on the Company's stock to the directors of CORE Cap similar in term and vesting to the stock options the directors held immediately prior to the date of acquisition. The strike price was adjusted for the effect of the acquisition. The options granted were as follows:

  Number of Options           Exercise           %
       Granted                 Price          Vested
------------------------------------------------------------
76,998                         15.58            66%
15,400                         15.84           100%
15,400                          9.11           100%
15,400                          7.82           100%


   The fair value of the option grants at the grant date was estimated by the Company using the Black-Scholes option-pricing model; the resulting valuation was negligible. None of these options have been terminated or exercised as of June 30, 2000.

   NOTE 10   BORROWINGS

   The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

   The Company has an agreement with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which permits the Company to borrow up to $200,000. As of June 30, 2000 and December 31, 1999, the outstanding borrowings under this line of credit were $61,284 and $64,575, respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. This facility matures on August 20, 2000. Subsequent to June 30, 2000, the Company obtained an agreement in principal from Merill Lynch to renew the facility for another year.

   In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 California Loan. As of June 30, 2000 and December 31, 1999, the Company had drawn $14,131 under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

   On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and loan investments, which will be used to collateralize borrowings under the Deutsche Bank Facility. As of June 30, 2000 and December 31, 1999, the outstanding borrowings under this facility were $27,972 and $5,022, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

   In December 1999 the Company entered into a two-year $50,000 credit facility with an institutional lender. This facility can be used to finance the acquisition of mortgage-backed securities and loan investments. As of June 30, 2000 and December 31, 1999, the Company borrowed $8,910 under this facility. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

   At the time of the CORE Cap acquisition, there were commercial paper facility agreements with each of ABN Amro and Societe Generale, which were used to finance residential and commercial loans. The Company has elected to renew the facility with ABN Amro, which facility is in the amount of $200,000, matures on June 18, 2001, and bears interest at a variable based LIBOR rate. The Company did not renew the facility with Societe Generale.

   The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of June 30, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

   The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

   Certain information with respect to the Company's collateralized borrowings at June 30, 2000 is summarized as follows:



                                                Lines of                Reverse                   Total
                                               Credit and             Repurchase              Collateralized
                                               Term Loans             Agreements                Borrowings
                                             -------------------- ----------------------- --------------------------
   Outstanding borrowings                        $ 187,548                $776,664                   $964,212
   Weighted average borrowing rate                   7.40%                   6.83%                      6.94%
   Weighted average remaining maturity            274 days                 21 days                    70 days
   Estimated fair value of assets pledged         $271,380                $859,366                 $1,130,746

   As of June 30, 2000, $32,469 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

   As of June 30, 2000, the Company's collateralized borrowings had the following remaining maturities:


                                                      Lines of                Reverse                     Total
                                                     Credit and              Repurchase              Collateralized
                                                      Term Loan              Agreements                Borrowings
                                                 ---------------------- ----------------------- -----------------------
   Within 30 days                                        $137,349                $773,079                $910,428
   31 to 59 days                                           20,960                   3,585                  24,545
   Over 60 days                                            29,239                       -                  29,239
                                                 ---------------------- ----------------------- -----------------------
                                                         $187,548                $776,664                $964,212
                                                 ====================== ======================= =======================

   Certain information with respect to the Company's collateralized borrowings as of December 31, 1999 is summarized as follows:



                                                           Lines of                Reverse                    Total
                                                          Credit and              Repurchase             Collateralized
                                                          Term Loans              Agreements               Borrowings
                                                       --------------------- ----------------------- --------------------
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

   As of December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:


                                                          Lines of            Reverse                     Total
                                                      Credit and Term        Repurchase              Collateralized
                                                           Loans             Agreements                Borrowings
                                                 ---------------------- ----------------------- ----------------------------
   Within 30 days                                               -               $ 157,918                    $ 157,918
   31 to 59 days                                                -                 219,580                      219,580
   Over 60 days                                           $94,035                       -                       94,035
                                                 ===========================================================================
                                                          $94,035               $ 377,498                    $ 471,533
                                                 ===========================================================================

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

   NOTE 11   HEDGING INSTRUMENTS

   As of June 30, 2000 the Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $13,152 (U.S. dollars) on July 21, 2000. On July 21, 2000 the Company entered into a forward exchange contract pursuant to which it agreed to exchange (pound)8,000 (pounds sterling) for $12,100 (U.S. dollars) on January 13, 2000. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At June 30, 2000, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contracts was $1,042 as of June 30, 2000, which was recognized as part of net foreign currency gain.

   As of June 30, 2000, the Company had outstanding a short position of 93 thirty-year U.S. Treasury Bond future contracts, 98 five-year, and 913 ten-year U.S. Treasury Note future contracts expiring on September 30, 2000, which represented $9,300 and $101,100 in face amount of U.S. Treasury Bonds and Notes, respectively. These contracts are designated as hedging certain of the Company's available-for-sale securities. The unrealized loss of these contracts was approximately $2,877 as of June 30, 2000 and is included in the carrying value of the hedged available-for-sale securities. During the six months ended June 30, 2000 the Company had $1,912 of realized losses from futures contracts in US Treasury securities, which reduced the basis of the hedged available-for-sale securities.

   Interest rate swap agreements involve the exchange of fixed interest for floating interest payments. The Company pays fixed interest payments to the counterparty on a quarterly or semi-annual basis, in exchange for receiving floating interest payments on a quarterly basis from the counterparty. The Company has designated these swap agreements as hedging certain of the Company's available-for-sale securities. The Company acquired these positions through the CORE Cap merger and assigned a cost to each contract equal to the fair market value of each contract. The amortized cost of these agreements was $18,217 at June 30, 2000, and their fair value included in other assets was $7,081. The cost of the swaps will be amortized into interest income over the remaining life of the swaps. At June 30, 2000 accrued net interest payable equaled $1,665. As of June 30, the weighted average interest rate receivable and payable is 6.49% and 6.37%, respectively.

   Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At June 30, 2000 the balance of such net margin deposits received from counterparties as collateral under these agreements totaled $3,869.


   NOTE 12   INTEREST RATE AGREEMENTS

   Interest rate agreements as of June 30, 2000 consist of the following:

                                          Notional      Estimated Fair
                                            Value           Value        Unamortized Cost   Remaining Term    Strike Rate
                                        -------------- ----------------- ----------------- ----------------- --------------
 Interest rate cap agreement -            $ 120,000          $433              $325             63 days          5.25%
 purchased options
 Interest rate floor agreement -            200,000            0                 0             167 days          5.50%
 purchased options
 Interest rate swap agreements              502,000          7,081           18,217           6.19 years          n/a

   For the quarter ended June 30, 2000, the Company's interest rate cap agreement consisted of $120,000 (notional value) of purchased interest rate cap agreement, recorded at estimated fair value. Amortization expense is recorded as an adjustment to interest expense. For the quarter ended June 30, 2000 the Company recorded amortization expense of $243. The Company receives cash payments under this agreement should one-month LIBOR exceed the contract strike rate of the cap agreement. These payments are recorded as an adjustment to interest expense. For the quarter ended June 30, 2000 the Company received cash payments of $196 under this agreement.

   For the quarter ended June 30, 2000, the Company owned a $200,000 (notional value) interest rate floor agreement. There was no cost associated with this agreement. The Company will receive cash payments should one-month LIBOR drop below the contract strike rate. These payments, if any, will be recorded as an adjustment to interest expense. For the quarter ended June 30, 2000 the Company did not receive cash payments under this agreement.

   Interest rate agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A+ by Standard & Poor's Rating Services. Furthermore, the Company has interest rate agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations and, therefore, does not expect to incur a loss.

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

   MARKET CONDITIONS:
   Credit: The Company considers The Lehman Brothers delinquency statistics for 1998 conduit transactions to be the most relevant for its CMBS holdings, because most of the Company's CMBS were originated during 1998. Pursuant to these statistics as of June 30, 2000, 41 different securitizations were being monitored by the index and 0.53% of principal balances were delinquent. As of March 31, 2000, these 41 securitizations had 0.67% of principal balances delinquent. The broader Lehman Brothers CMBS collateral delinquency statistics representing all CMBS conduit deals dates back to 1993 originations. As of June 30, 2000, 161 securitizations were being monitored among the larger universe and 0.61% of outstanding balances were delinquent, compared to 152 securitizations monitored as of March 31, 2000 and 0.67% delinquent. The indices show a slight improvement in delinquencies but not significant enough to indicate a change in credit outlook.

   Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2000, MSDW delinquencies on 120 securitizations were 0.83%. As of March 31, 1999 this same index tracked 117 securitizations with delinquencies of 0.89%.

   Real Estate: The commercial real estate market in the U.S. is in a healthy equilibrium. Consistent GDP growth continues to generate demand for commercial space that has met the supply of new construction. While construction activity remains strong, most markets remain in balance with only some fast-growth Southern markets posing a concern. Exposure to store closings in the retail sector have posed litte risk to CMBS due to relatively low loan exposure to KMart, J.C. Penney, Winn Dixie closing. Overall retail demand has been supported by high levels of employment and growth in personal income.

   Interest Rates: Action by the Federal Reserve and buybacks of Treasury bonds have impacted both the shape of the Treasury curve and the level of interest-rate swap spreads. Mortgage rates and CMBS market prices are impacted by both Treasury yields and swap spreads. While interest rates generally rose in 1999, the second quarter of 2000 saw rising short-term interest rates and just modestly higher long-term rates. One month LIBOR increased by 51 basis points from 6.13% at March 31, 2000 to 6.64% at June 30, 2000. Yields on ten-year Treasury bonds increased by 1 basis point and on thirty-year bonds by 6 basis points to yields of 6.02% and 5.90% respectively. With the recent data indicating a slowing economy the Federal Reserve is expected to maintain the level of short-term rates but could move them higher if this trend does not continue. See below the section titled, "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how interest rates and spreads affect the Company.

   Real Estate Capital Markets: Liquidity and capital allocated to CMBS and commercial loans remains at the levels which prevailed at the beginning of 2000. Credit spreads widened modestly from 1999 year-end levels in sympathy with wider swap spread levels and wider spreads on high yield corporate bonds. CMBS spreads remain at historically wide levels despite growth in net operating income at the property level. Capital flows into the public real estate equity market turned positive in the second quarter with $389 million of inflows. This follows net outflows of $418 million in the first quarter and outflows of $1.22 billion in 1999. This channel for investment in real estate equity has had difficulty attracting new investor interest relative to direct equity purchases. This has led to significant reinvestment opportunities as public and private real estate companies are forced to look to alternative sources of financing. As an example of the relative opportunity in real estate, evidence shows that investors continue to demand greater compensation for real estate related high yield paper, albeit at a narrower margin, than similarly rated corporate high yield paper in other industries. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.


                                     Average Credit Spreads (in basis points)*
                                     -----------------------------------------
                                     BB CMBS            BB Corporate        Difference
   As of June 30, 2000                  588                454                 134
   As of March 31, 2000                 571                438                 133

                                     B CMBS             B Corporate         Difference
   As of June 30, 2000                  977                630                 347
   As of March 31, 2000                 931                646                 285

   *Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield Index


   EFFECT OF MARKET CONDITIONS ON COMPANY PERFORMANCE:
   The increase in credit spreads during the second quarter of 2000 led to a slight decrease in the value of the Company's investment portfolio. The unrealized loss on the Company's holdings of CMBS increased from $101,139 at March 31, 2000 to $101,399 at June 30, 2000. The Company
   performs a detailed review of its loss assumptions on a quarterly basis. As of June 30, 2000 the Company determined that there has been no material change in the credit quality of its portfolio.

   The capital raising opportunities remain a challenge despite the first sign of positive fund flows into the sector. During the second quarter the Company was able to raise a significant amount of liquid capital at very favorable terms through its acquisition of CORE Cap, Inc. The most significant aspect of the transaction was the issuance of the Series B 10% perpetual, convertible preferred stock. The conversion price is $17.09 per share of the Company's common stock. This represents permanent fixed rate capital at well below what would otherwise be available in the capital markets. While the liquidation preference of the stock is $56,525 the market value of this instrument is approximately 76% of that amount, or $43,004. This $13,521 discount accrues to the benefit of the Company's common shareholders. The market value of the assets purchased was determined based on market bids and validated by significant sales. Therefore, the net asset value of the CORE Cap portfolio exceeded the value of the consideration paid.

   The preferred stock is perpetual, so the benefit of the discount remains with the Company indefinitely. After reducing that benefit for transaction costs and a small premium paid for the common stock the net amount of the benefit is approximately 4% of the net asset value of the Company's common equity prior to the merger.

   The portfolio acquired from CORE Cap was comprised of highly liquid investment grade quality residential and commercial mortgage backed securities. The Company's post acquisition strategy has been to liquidate these assets and redeploy the capital into higher yielding real estate assets to improve earnings. The portfolio was acquired with significant swap positions that are designed to act as a hedge on the related assets held. Through June 30, 2000 the Company liquidated approximately $465,000 of assets and reduced borrowings and hedge positions accordingly. This strategy will continue through the third quarter.

   The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. Approximately $100,000 of the Company's assets earns interest at rates that are determined with reference to LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings could be negatively affected. As a consequence of the CORE Cap merger, the Company was more aggressive in hedging short-term rate risk. At June 30, 2000 the company had $502,000 of notional amount of swaps where the company pays fixed rates and receives a LIBOR based floating rate. This effectively converts fixed rate assets into floating rate assets thereby protecting against short-term rate increases. The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.


                              Ten Year
                              U.S Treasury         One month
                              Securities             LIBOR          Difference
                              ------------         ----------       -----------
   June 30, 2000              6.03%                   6.66%          (0.63%)
   March 31, 2000             6.02%                   6.13%          (0.11%)
   June 30, 1999              5.81%                   5.22%           0.59%

   The increase in LIBOR from March 31, 2000 to June 30, 2000 had a negative impact on the Company's financing costs. At the end of July 2000, the ten-year U.S. Treasury yield had increased from its June 30, 2000 level to 6.04%, and one month LIBOR decreased to 6.62% during the same period.

   The Company purchased its CMBS portfolio at prices that reflect the assumption that credit losses will occur. The adjusted purchase price of the Company's CMBS portfolio as of June 30, 2000 represents 62% of its par amount, while the market value is 46% of par. As the portfolio matures the Company expects to recoup this difference provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis.

   The Company's CMBS represents approximately $600,000 of par collateralized by underlying pools of commercial mortgages with an original principal balance of over $9.2 billion as of June 30, 2000. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting at time of purchase, diversification, active monitoring of loan performance, and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

   In underwriting loans, the Company performs site inspections and/or desktop reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool. An assumption of expected losses is developed and the securities are priced accordingly.

   Active monitoring of loan performance is a critical function that is performed via electronic uploads of information gathered from the master and special servicers of each deal, PNC Bank and external data providers. This internet based system allows the Company to monitor payments, debt service coverage ratios, regional economic statistics, general real estate market trends and other relevant factors.

   The Company also uses the internet system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop. The following table shows the comparison of delinquencies:



                                                        06/30/00                                         3/31/00
                                                        NUMBER OF           % OF                         NUMBER OF         % OF
                                        PRINCIPAL       LOANS/REO        COLLATERAL      PRINCIPAL         LOANS         COLLATERAL
                                        ---------       ---------        ----------      ---------       ---------       ----------
Past due 30 days to 60 days               $21,355           4              0.23%         $14,567             6              0.16%
Past due 60 days to 90 days                 5,262           3              0.06           12,646             5              0.14
Past due 90 days or more                   17,487           4              0.19           27,940             6              0.30
REO                                        10,214           2              0.11           10,298             2              0.11
                                       ------------- ----------------- --------------- -------------- ---------------- ------------
TOTAL                                      54,318          13              0.59%         $65,451            19              0.71%
                                       ============= ================= =============== ============== ================ ============

   Of the 13 delinquent loans at June 30, 2000, one is delinquent due to technical reasons and six are in foreclosure proceedings or workout negotiations. Regarding one of the loans, the party which originally contributed the loan to the CMBS trust has indemnified the trust against a loss of up to $1,300. This loan has a principal balance of $8,984.

   At March 31, 2000 the Company showed a resolved loan of $22,434 on its delinquency table. A resolved loan is technically not delinquent but the Company left it on the table because the Lehman index used to measure Company performance had not removed the loan from its delinquency report. The loan has since been reclassified in the Lehman index as current and therefore is removed from the Company's delinquency table.

   The Company's delinquency experience of 0.59% is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.53%.

   During the second quarter of 2000 the Company also experienced early payoffs of $5,433 representing 0.06% of the existing pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools, and no increase to loss adjusted yields will be made.

   The Company also owns three mezzanine whole loans. The California Loan is a $35 million second mortgage on an office construction project in Santa Monica, California. The building is expected to be completed on time during the third quarter. The building is currently 80% pre-leased at rents of approximately $40 per square foot. This is higher than the base case expectations at the time the Company originated the loan. Furthermore, the real estate values for this class of office space in Santa Monica have increased significantly since origination.

   The London Loan is a (pound) 21,459 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London, England. The operations of the hotels continue to meet expectations. While the underlying properties have performed well, the loan's estimated liquidation value as of June 30, 2000 was 96% of par.

   The Commercial Office Building Loan is a $30.6 million subordinated participation in a first mortgage secured by a 545 thousand square foot, 100% leased, class A office building in Midtown Manhattan. The loan was originated at the end of the first quarter and is scheduled to mature in December, 2001.

   RECENT EVENTS: Subsequent to quarter-end, the Company applied a portion of its cash on hand to acquire, in related transactions, interests in two partnerships which each own a Class B suburban office building. The office buildings total 99 thousand and 120 thousand square feet and are located in Paoli and Newtown Pennsylvania. The properties are encumbered by first lien non-recourse mortgages of $20,457. The Company contributed approximately $5,200 of capital to the partnerships and will earn a return that is preferential to the other partners.

   Subsequent to quarter-end, the Company commenced documentation on a new $200 million one-year financing facility to provide additional flexibility for funding public and private single-family residential mortgage loan issues.

   As of June 30, 2000, $157,028 was available for future borrowings under the $185,000 Deutsche Bank Facility, $41,090 was available for future borrowings under the Company's $50,000 credit facility, $3.369 was available for future borrowings under the Company's term financing secured by the California Loan, and $126,016 was available for future borrowings under the Company's facility with ABN Amro Bank.

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

   The Company's FFO for the three months ended June 30, 2000 and 1999 was $9,334 and $7,196, respectively, and $16,659 and $13,931 for the six months ended June 30, 2000 and 1999, respectively. FFO was the same as its GAAP net income for all periods reported. The Company reported cash flows provided by operating activities of $19,586 and $178,746, cash flows provided by (used in) investing activities of $672,438 and $(749) and cash flows used in financing activities of $699,842 and $169,738 in its statement of cash flows for the six months ended June 30, 2000 and 1999, respectively.

   RESULTS OF OPERATIONS

   Net income for the three and six months ended June 30, 2000 was $9,334, or $0.34 per share ($0.32 diluted) and $16,659, or $0.65 per share ($0.61 diluted), respectively. Further details of the changes are set forth below.

   Net income for the three and six months ended June 30, 1999 was $7,196, or $0.34 per share (basic and diluted) and $13,931, or $0.67 per share (basic and diluted), respectively. Further details of the changes are set forth below.

   INTEREST INCOME: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average balances during the period.


                                                                For the Three Months Ended June 30, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                        $9,333              $375,288                 9.95%
Securities available for sale                                9,853               457,279                 8.62%
Commercial mortgage loans                                    2,989               100,746                11.87%
Mortgage loans held for sale                                 3,465               162,495                 8.53%
Cash and cash equivalents                                      363                21,000                 6.91%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $26,003            $1,116,808                 9.31%
                                                    ====================== ===================== =====================


                                                                 For the Six Months Ended June 30, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                        $18,426              $374,399                9.84%
Securities available for sale                                15,103               388,583                7.77%
Commercial mortgage loans                                     4,977                87,634               11.36%
Mortgage loans held for sale                                  3,465                81,249                8.53%
Cash and cash equivalents                                       655                22,000                5.95%
                                                    ---------------------- --------------------- ---------------------
Total                                                       $42,625              $953,865                8.94%
                                                    ====================== ===================== =====================


                                                                For the Three Months Ended June 30, 1999
                                                    ---------------------- --------------------- ---------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                        $8,382              $353,403                 9.49%
Securities available for sale                                3,240               199,941                 6.48%
Commercial mortgage loan                                     1,135                45,374                10.00%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $12,757              $598,718                 8.52%
                                                    ====================== ===================== =====================


                                                                 For the Six Months Ended June 30, 1999
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                       $16,739              $352,779                 9.49%
Other securities available for sale                          6,209               198,680                 6.25%
Commercial mortgage loans                                    2,043                41,200                 9.92%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $24,991              $592,659                 8.43%
                                                    ====================== ===================== =====================

   In addition to the foregoing, the Company earned $1,136 and $2,619 in interest income from securities held for trading during the three and six months ended June 30, 1999.

   INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                                                For the Three Months Ended June 30, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                               $4,807              $275,921                 6.97%
Lines of credit and term loan                               10,289               580,468                 7.09%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $15,096              $856,389                 7.05%
                                                    ====================== ===================== =====================


                                                                 For the Six Months Ended June 30, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                              $10,609              $327,230                 6.48%
Lines of credit and term loan                               11,954               334,631                 7.14%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $22,563              $661,861                 6.82%
                                                    ====================== ===================== =====================


                                                                For the Three Months Ended June 30, 1999
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                              $3,831              $299,532                  5.11%
Lines of credit borrowings                                    806                53,133                  6.07%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $4,637              $352,665                  5.26%
                                                    ====================== ===================== =====================


                                                                 For the Six Months Ended June 30, 1999
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Expense               Balance                 Rate
                                                    ---------------------- --------------------- ---------------------
Reverse repurchase agreements                              $6,881              $244,690                  5.62%
Lines of credit borrowings                                  2,753                89,594                  6.15%
                                                    ---------------------- --------------------- ---------------------
Total                                                      $9,634              $334,284                  5.76%
                                                    ====================== ===================== =====================

   In addition to the foregoing, the Company incurred $1,374 and $3,500 in interest expense from short-term borrowings relating to its securities held for trading and securities sold short during the three months and six months ended June 30, 1999, respectively.

   NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE PORTFOLIO: The Company considers its portfolio to consist of its securities available for sale, its mortgage loans held for sale, its commercial mortgage loans and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity.

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

                              For the Three Months         For the Three Months
                                      Ended                        Ended
                                  June 30, 2000                June 30, 1999
                           ----------------------------- ----------------------
  Interest Income                    $26,003                      $13,951
  Interest Expense                   $15,096                       $6,011
  Net Interest Margin                 4.11%                         5.35%
  Net Interest Spread                 2.74%                         4.61%

   OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $1,700 and $2,990 for the three and six months ended June 30, 2000, and $1,073 and $2,123 for the three and six months ended June 30, 2000, respectively, were comprised solely of the base management fee paid to the Manager for such periods (in accordance with the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses of $548 and $1,435 for the three and six months ended June 30, 2000 and $734 and $1,034 for the three and six months ended June 30, 1999, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs, amortization of prepaid expenses, and other miscellaneous expenses. Other expenses for 2000 include the amortization of negative goodwill. The increase in other expenses in 2000 is primarily due to amortization of the costs of new credit facilities entered into in 1999, and the write-off of additional broken deal expenses.

   OTHER GAINS (LOSSES): During the three and six months ended June 30, 2000 the Company sold a portion of its securities available-for-sale for total proceeds of $1,293,491, and $1,310,456 resulting in a realized gain of $682 and $705. For the three months ended June 30, 1999, the Company sold securities available-for-sale for total proceeds of $1,400, resulting in realized gain of $7. The (losses) gains on securities held for trading were $0 and $1,072 for the three months ended June 30, 2000 and 1999, respectively, and $328 and $2,253 for the six months ended June 30, 2000 and 1999, respectively. The foreign currency losses of $7 and $11 for the three and six months ended June 30, 2000 relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

   DIVIDENDS DECLARED: On May 22, 2000, the Company declared a dividend to its stockholders of $0.29 per share, payable on July 28, 2000 to stockholders of record on June 30, 2000. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

   On March 17, 1999, the Company declared a dividend to its stockholders of $0.29 per share, payable on April 15, 1999 to stockholders of record on March 31, 1999.

   TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $7,692 or $0.33 ($0.28 diluted) per share and $16,010 or $0.73 ($0.61 diluted), for the three and six months ended June 30, 2000, respectively, compared to net income as calculated in accordance with generally accepted accounting principles (GAAP) of $9,334, or $0.34 ($0.32 diluted) per share, and $16,659 or $0.65 ($0.61 diluted), respectively.

   Net income as calculated for tax purposes (tax basis net income) was $7,751 and $15, 604, or $0.37 and $0.76 per share (basic and diluted), for the three months and six months ended June 30, 1999, respectively, compared to net income as calculated in accordance with generally accepted accounting principles of $7,196 and $13,931, or $0.34 and $0.67 per share (basic and diluted), for the three months and six months ended June 30, 1999, respectively.

   For tax purposes the fourth quarter 1998 dividend of $0.29 is treated as a 1999 distribution. Thus, for tax purposes the total dividends paid year to date in 2000 and 1999 were $0.58 and $0.87 respectively.

   Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in the three months ended June 30, 2000, tax basis income is higher than GAAP income. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

   A reconciliation of GAAP net income to tax basis net income is as follows:


                                                   For the Three                 For the Six
                                                   Months Ended                  Months Ended
                                                   June 30, 1999                 June 30, 1999
                                                   -------------------------------------------------
GAAP net income                                            $9,334                  $16,659
Subordinate CMBS income differences                           658                    1,651
Core Cap merger expenses                                   (2,300)                  (2,300)
                                                   -------------------------------------------------
Tax basis net income                                      $ 7,692                $  16,010
                                                   =================================================


                                                   For the Three                 For the Six
                                                   Months Ended                  Months Ended
                                                   June 30, 1999                 June 30, 1999
                                                   -------------------------------------------------
GAAP net income                                        $7,196                       $13,931
Subordinate CMBS income differences                       942                         2,044
General and administrative expense differences           (387)                         (371)
                                                   -------------------------------------------------
Tax basis net income                                    $7,751                      $15,604
                                                   =================================================


   CHANGES IN FINANCIAL CONDITION

   SECURITIES AVAILABLE FOR SALE: At June 30, 2000 and December 31, 1999, an aggregate of $101,399 and $101,139, respectively, in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in stockholders' equity.



   The Company's securities available-for-sale, which are carried at estimated fair value, included the following at June 30, 2000:


                                                                                  Estimated
                                                                                     Fair
           Security Description                                                     Value       Percentage
--------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
Investment grade rated securities                                                   $172,821        16.7%
Non-investment grade rated subordinated securities                                   252,847        24.4
Non-rated subordinated securities                                                     27,126         2.6
                                                                            ----------------------------------
                                                                                     452,794        43.7%
                                                                            ----------------------------------
Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                                    140,450        13.5%
Agency fixed rate securities                                                         349,958        33.7
Privately issued investment grade rated fixed rate securities                         94,369         9.1
                                                                            ----------------- ----------------
                                                                                     584,777       56.3%
                                                                            ----------------- ----------------
                                                                                  $1,037,571       100.0%
                                                                            ================= ================

   The Company's securities available-for-sale included the following at December 31, 1999:

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
                                                                          =================== ================

   BORROWINGS: As of June 30, 2000, the Company's debt has consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2000, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                           For the Six Months Ended
                                                                                June 30, 2000
                                                      -------------------------------------------------------------------
                                                            June 30,
                                                              2000                 Maximum               Range of
                                                             Balance               Balance              Maturities
                                                      ---------------------- --------------------- ----------------------
Reverse repurchase agreements                                $776,664            $1,206,696             5 to 31 days
Line of credit and term loan borrowings                       187,548              $453,841            49 to 525 days
                                                      ---------------------- --------------------- ----------------------

   HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated commercial mortgage loan is to minimize its exposure to fluctuations in the sterling exchange rate. At June 30, 2000, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company agreed to exchange (pound)8,000 (pounds sterling) for U.S. $13,152 on July 21, 2000. On July 21, 2000 the Company entered into a forward exchange contract pursuant to which it agreed to exchange (pound)8,000 (pounds sterling) for $12,100 (U.S. dollars) on January 13, 2000. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was $1,042 at June 30, 2000, which was recognized as a reduction of net foreign currency gains (losses).

   From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At June 30, 2000, the Company had outstanding a short position of 93 thirty-year U.S. Treasury Bond future contracts, 98 five-year, and 513 ten-year U.S. Treasury Note future contracts expiring in September 30, 2000, which represented $9,300 and $101,100 in face amount of U.S. Treasury Bonds and Notes, respectively. The estimated unrealized loss of these contracts was approximately $2,877 at June 30, 2000.

   The Company acquired interest rate swap agreements through the CORE Cap merger and assigned a cost to each contract equal to the fair market value of each contract. The amortized cost of these agreements was $18,217 at June 30, 2000, and their fair value included in other assets was $7,081. The cost of the swaps will be amortized into interest income over the remaining life of the swaps. At June 30, 2000 accrued net interest payable equaled $1,665. As of June 30, the weighted average interest rate receivable and payable is 6.49% and 6.37%, respectively.

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

   As of June 30, 2000, $157,028 was available for future borrowings under the $185,000 Deutsche Bank Facility, $41,090 was available for future borrowings under the Company's $50,000 credit facility, $3,369 was available for future borrowings under the Company's term financing secured by the California Loan, and $126,016 was available for future borrowings under the Company's facility with ABN Amro Bank.

   On May 15, 2000 as part of the CORE Cap acquisition the Company issued 4,180,552 shares of common stock and 2,260,997 shares of Series B Preferred Stock.

   The Company's operating activities provided cash of $19,586 and $178,746 during the six months ended June 30, 2000, and 1999, respectively, primarily through sales of trading securities in excess of purchases in 1999 and primarily through net income in 2000.

   The Company's investing activities provided (used) cash totaling $672,438 and $(749) during the six months ended June 30, 2000, and 1999, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by principal payments received on securities available-for-sale and proceeds from sales of securities available-for-sale.

   The Company's financing activities used cash of $699,842 during the six months ended June 30, 2000 primarily to reduce the level of borrowings assumed in the CORE Cap merger and to pay distributions. The Company's financing activities used cash of $169,738 during the six months ended June 30, 1999 primarily to reduce the level of short-term borrowings and to pay distributions.

   Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

   The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of June 30, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

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

   All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of June 30, 2000. Actual results could differ significantly from these estimates.


        PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS


        --------------------------------------------------------
                  Change in               Projected Change in
            Treasury Yield Curve,              Portfolio
               +/- Basis Points            Net Market Value
        ------------------------------- ------------------------
                     -300                        17.1%
                     -200                        12.2%
                     -100                         6.5%
                  Base Case                        0
                     +100                        (7.3)%
                     +200                       (15.5)%
                     +300                       (24.4)%



         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                       GIVEN CREDIT SPREAD MOVEMENTS


         --------------------------------------------------------
                   Change in               Projected Change in
                Credit Spreads,                 Portfolio
                +/- Basis Points            Net Market Value
         ------------------------------- ------------------------
                      -300                        67.0%
                      -200                        43.8%
                      -100                        21.5%
                   Base Case                        0
                      +100                       (20.6)%
                      +200                       (40.4)%
                      +300                       (59.4)%


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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of June 30, 2000, the Company's duration on equity was approximately 6.9 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 6.9%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility.

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

   FORWARD-LOOKING STATEMENTS: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward looking statements are contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-32155), as filed with the SEC on March 10, 2000 and in the Company's Registration Statement on Form S-4 (File No.333-3596), as filed with the SEC on March 30, 2000, as amended by Amendment No.1 to the Company's Registration Statement on Form S-4, as filed with the SEC on April 11, 2000. The Company hereby incorporates by reference those risk factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.




   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At June 30, 2000 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

   Item 2.      Changes in Securities and Use of Proceeds

   Upon completion of the CORE Cap merger, the liquidation preference payable on shares of the Company's Series A Preferred Stock was increased from $27.75 to $28.50 per share.

   Upon completion of the CORE Cap merger, the Company issued 2,260,997, shares of Series B Preferred Stock, which are convertible into the Company's common stock at a conversion price of $17.09 per share, subject to adjustments.

   Item 3.     Defaults Upon Senior Securities

   Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   On May 22, 2000, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy, for (i) the election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify,
   (ii) the ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000 and (iii) the approval of the issuance of the Company's common stock upon conversion of shares of the Company's Series B Preferred Stock, which Series B Preferred Stock was subsequently issued pursuant to an agreement and plan of merger between the Company, Anthracite Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and CORE Cap, Inc. The results of the voting are shown below:



               Director                     Votes Cast For       Votes Cast Against or Withheld
 ------------------------------------------------------------------------------------------------
 Laurence D. Fink                             19,660,519                     352,940
 Kendrick R. Wilson                           19,653,594                     392,312
 Andrew P. Rifkin                             19,621,147                     359,865

          Independent Auditor
 ------------------------------------
 Deloitte & Touche                            19,934,760                     78,699

 Issuance of Common Stock upon
 conversion of Series B Preferred
 Stock                                        13,487,201                     181,435


   Item 5.     Other Information

   None

   Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

       None.

(b)      Reports on Form 8-K

       The Company filed a current report on Form 8-K (the "8-K") with the SEC on May 30, 2000. The Company reported in the 8-K that the
       Company and CORE Cap had completed the merger of a wholly owned subsidiary of the Company with and into CORE Cap on May 15, 2000.
       The Company also reported in the 8-K that on May 22, 2000, the Company held its annual meeting of stockholders at which the proposal to permit conversion of the Company's Series B Preferred Stock was approved by the Company's stockholders. The Company did not file any financial statements as part of the 8-K.



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ANTHRACITE CAPITAL, INC.



   Dated:  August 14, 2000        By: /s/ Hugh R. Frater
                                      ---------------------------------
                                      Name: Hugh R. Frater
                                      Title: President and Chief Executive
                                      Officer (authorized officer of
                                      registrant)




   Dated:  August 14, 2000         By: /s/ Richard M. Shea
                                       ------------------------------
                                       Name: Richard M. Shea
                                       Title: Chief Operating Officer and Chief
                                       Financial Officer (principal accounting
                                        officer)