Form 10-Q
period 2000-09-30
ANTHRACITE CAPITAL INC
filed 2000-11-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

                      Commission File Number 001-13937
                                            ----------


                          ANTHRACITE CAPITAL, INC.
                         -------------------------
           (Exact name of registrant as specified in its charter)


             Maryland                               13-3978906
         -------------                              ----------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

    345 Park Avenue, New York, New York               10154
    -----------------------------------               -----
  (Address of principal executive offices)          (Zip Code)

    (Registrant's telephone number including area code): (212) 409-3333
                                                         ---------------

                               NOT APPLICABLE
                               --------------
          (Former name, former address, and former fiscal year if
                         changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1)     Yes  X             No
                                                ---                --
                                    (2)     Yes  X             No
                                                ---                --

         As of November 10, 2000, 25,135,986, shares of voting common stock ($.001 par value) were outstanding.



                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Interim Financial Statements.........................................3

         Consolidated Statements of Financial Condition
         At September 30, 2000 (Unaudited) and December 31, 1999..............3

         Consolidated Statements of Operations For the Three Months Ended September 30, 2000 and 1999 (Unaudited), and For the Nine Months
         Ended September 30, 2000 and 1999
         (Unaudited)..........................................................4

         Consolidated Statement of Changes in Stockholders' Equity
         For the Nine Months Ended September 30, 2000 (Unaudited).............5

         Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)....6

         Notes to Consolidated Financial Statements (Unaudited)...............7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................30

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........46

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................52

Item 2.  Changes in Securities and Use of Proceeds...........................52

Item 3.  Defaults Upon Senior Securities.....................................52

Item 4.  Submission of Matters to a Vote of Security Holders.................52

Item 5.  Other Information...................................................52

Item 6.  Exhibits and Reports on Form 8-K....................................52

SIGNATURES    ...............................................................53

Financial Data Schedule......................................................54

Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                 ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                                             September 30, 2000          December 31, 1999
                                                              -----------------          -----------------
                                                                 Unaudited)
ASSETS
Cash and cash equivalents                                        $  13,397                   $   22,265
Securities available for sale, at fair value
  Subordinated commercial mortgage-backed
    securities (CMBS)                                            $  284,138                  $  272,733
  Investment grade securities                                       607,682                     304,462
                                                                   ---------                    -------
Total securities available for sale                                 891,820                     577,195
Mortgage loans held for sale                                         78,590                           -
Commercial mortgage loans, net                                      145,335                      69,611
Investment in real estate joint ventures                              5,074                           -
Other assets                                                         16,466                      10,591
                                                                  --------------             ---------------
     Total Assets                                                $1,150,682                    $679,662
                                                                  ==============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
  Secured by pledge of subordinated CMBS                         $   164,478                   $162,738
  Secured by pledge of other securities
   available for sale and other assets                               555,954                    272,289

  Secured by pledge of mortgage loans held for sale                   71,967                          -
  Secured by pledge of commercial mortgage loans                      57,566                     36,506
                                                                  ------------                --------------

Total borrowings                                                 $   849,965                   $471,533
Distributions payable                                                  9,490                      6,079
Other liabilities                                                     16,500                      3,767
                                                                  --------------              ---------------
     Total Liabilities                                               875,955                    481,379
                                                                  --------------              ---------------

10.5% Series A preferred stock, redeemable convertible,
liquidation preference $34,200                                        30,295                     30,022
                                                                  --------------             ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares
  authorized; 25,136 shares issued and outstanding in 2000;
  and 20,961 shares issued and outstanding in 1999                        25                         21
10% Series B Preferred stock, liquidation preference $56,025          43,004                          -
Additional paid-in capital                                           315,532                    287,486
Distributions in excess of earnings                                  (14,868)                   (18,107)

Accumulated other comprehensive loss                                 (99,261)                  (101,139)
                                                                  --------------              ---------------
      Total Stockholders' Equity                                      244,432                   168,261
                                                                  --------------              ---------------
      Total Liabilities and Stockholders' Equity                 $  1,150,682                   $679,662
                                                                  ==============              ===============


The accompanying notes are an integral part of these financial statements.





ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------------

                                                             For the Three Months Ended          For the Nine Months Ended
                                                                 September 30,                         September 30,
                                                         -----------------------------------------------------------------------
                                                            2000               1999               2000               1999
                                                         ----------         ----------         ---------         ------------
Interest Income:
    Securities available for sale                         $ 21,585            $ 11,127          $ 55,113           $  34,075
    Commercial mortgage loans                                3,573               1,620             8,550               3,663

    Mortgage loans held for sale                             1,555                   -             5,021                   -
    Trading securities                                           -                 567                 -               3,186
    Cash and cash equivalents                                  255                 104               909                 404
                                                        -----------         ----------         ---------           ---------

        Total interest income                               26,968              13,418            69,593              41,328
                                                        -----------         ----------         ---------           ---------

Expenses:
    Interest                                                14,765               4,919            37,328              14,553
    Interest-trading securities                                  -                 607                 -               4,108

    Management fee                                           2,060               1,050             5,050               3,173

    Other expenses/(income) - net                              (20)                507             1,415               1,541
                                                         -----------         ----------         ---------           ---------
        Total expenses                                      16,805               7,083            43,793              23,375
                                                         -----------         ----------         ---------           ---------

Other Gain (Losses):
Gain (Loss) on sale of securities available for sale          994                 (566)            1,700               (423)
Gain on securities held for trading                           191                  739               519               2,992
Foreign currency gain (loss)                                   29                   28                18                (55)
                                                         -----------         ----------         ---------           ---------
          Total other gain (loss)                           1,214                  201             2,237               2,514
                                                         -----------         ----------         ---------           ---------
Net Income                                                 11,377                6,536            28,037              20,467
                                                         -----------         ----------         ---------           ---------

Dividends and accretion on
    Preferred stock                                         2,307                    -             4,748                   -
                                                         -----------         ----------         ---------           ---------
Net Income Available to Common
    Shareholders                                          $ 9,070             $  6,536           $23,289           $  20,467
                                                         ===========         ==========         =========           =========


Net income per share:
    Basic                                                   $0.36                $0.31             $1.01               $0.99
    Diluted                                                 $0.34                $0.31             $0.95               $0.99

Weighted average number of shares outstanding:
    Basic                                                  25,136               20,998            23,069              20,761
    Diluted                                                29,218               20,998            27,150              20,761

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                          Common             Additional  Distributions      Other                         Total
                                          Stock,   Preferred   Paid-In     In Excess    Comprehensive  Comprehensive  Stockholders'
                                        Par Value    Stock     Capital    Of Earnings        Loss          Income        Equity
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1999                $ 21               $ 287,486  $ (18,107)      $ (101,139)                  $ 168,261

 Net income                                                                  28,037                      $ 28,037        28,037

 Other comprehensive income:

   Unrealized gain on securities,
   net of reclassification adjustment                                                          1,878        1,878         1,878
                                                                                                         ----------
Other comprehensive income                                                                                  1,878

Comprehensive income                                                                                      $29,915
                                                                                                         ==========

Distributions declared on common stock                                      (20,050)                                    (20,050)

Repurchase of common shares                                          (39)                                                   (39)


Issuance of common stock                       4                  28,085                                                 28,089

Issuance of Series B Preferred Stock                 $43,004                                                             43,004


Dividends to preferred shareholders                                          (4,748)                                     (4,748)
                                          ---------------------------------------------------------------           -----------

Balance at September 30, 2000              $  25     $43,004     $315,532  $(14,868)        $(99,261)                  $ 244,432
                                          ===============================================================           ===========


DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during the nine
months ended September 30, 2000
                                                                                                            3,578
Less: reclassification for realized gains previously recorded as
unrealized at December 31, 1999.                                                                           (1,700)
                                                                                                        ----------
Net unrealized gain on securities                                                                           1,878
                                                                                                            =====

The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Nine            For the Nine
                                                                                      Months Ended            Months Ended
                                                                                   September 30, 2000       September 30, 1999
                                                                                   ------------------       ------------------


Cash flows from operating activities:
     Net income                                                                          $   28,037              $  20,467


Adjustments to reconcile net income to net cash provided by operating activities:

        Net sale of trading securities and securities sold short                                328                141,003
        Amortization on negative goodwill                                                      (637)                      -
        Premium amortization (discount accretion), net                                         (828)                    172
        Non-cash portion of net foreign currency loss                                            18                     55
        Net gain on sale of securities                                                       (2,219)                (2,569)
        Earnings from real estate joint ventures                                                (25)                     -
        Distributions real estate joint ventures                                                 72                      -
        Decrease in other assets                                                             11,518                    410
        Decrease in other liabilities                                                        (6,553)                (4,460)
                                                                                         ------------             ----------
 Net cash provided by operating activities                                                     29,711                155,078
                                                                                         ------------             ----------
 Cash flows from investing activities:
     Purchase of securities available for sale                                           (1,312,487)              (217,260)
     Funding of commercial mortgage loans                                                   (78,600)               (28,261)
     Maturities of restricted cash equivalents                                                    -                  3,242
     Net payments from hedging securities                                                    (4,405)                      -
     Investment in real estate joint ventures                                                (5,121)                      -
     Principal payments received on securities available for sale                            63,951                  63,436
     Proceeds from sales of securities available for sale                                 2,122,735                  45,367
     Payable for securities purchased                                                             -                  88,133
                                                                                         ------------             ----------

Net cash provided by (used in) investing activities                                         786,073                 (45,343)
                                                                                         ------------             ----------
Cash flows from financing activities:
     Net decrease in borrowings                                                            (831,774)               (89,881)
     Proceeds from issuance of common stock                                                       -                  6,726
     Distributions on common stock                                                          (18,839)               (17,973)
     Distributions on preferred stock                                                        (3,251)                     -
     Net cash acquired in merger                                                              33,380                     -
     Acquisition costs paid                                                                  (4,129)                     -
     Repurchase of common shares                                                                (39)                     -
                                                                                         ------------             ----------
Net cash used in financing activities                                                      (824,652)              (101,128)
                                                                                         ------------             ----------
Net (decrease) increase in cash and cash equivalents                                         (8,868)                  8,607

Cash and cash equivalents, beginning of period                                                22,265                  1,087
                                                                                         ------------             ----------
Cash and cash equivalents, end of period                                                   $  13,397               $  9,694
                                                                                         ============             ==========
                                                                                           $  41,546               $ 21,675
Supplemental disclosure of cash flow information:
     Interest paid

Supplemental schedule of non-cash investing and financing activities: The Company purchased all of the assets of CORE Cap., Inc during the quarter ended June 30, 2000 primarily through issuance of the Company's common and preferred stock, as follows:

         Fair value of assets acquired                      $ 1,281,070
         Liabilities assumed                                  1,216,967
Common stock issued in connection with acquisition               28,089
Preferred stock issued in connection with the acquisition        43,004


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

   The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 1999 filed with the Securities and Exchange Commission.

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

   The Company acquired certain residential mortgage loan pools in the CORE Cap merger (Note 2). These loan pools may be sold in the near term and are treated as available-for-sale debt securities and are carried at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings.


   INVESTMENT IN REAL ESTATE JOINT VENTURES

   Investments in real estate entities over which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company recognizes its share of each venture's income or loss, and reduces its investment balance by distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment is determined to exist.

   SHORT SALES

   As part of its short-term trading strategies (see Note 4), the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held for trading in the statement of operations.

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

   FORWARD COMMITMENTS

   As part of its short-term trading strategies (see Note 4), the Company may enter into forward commitments to purchase or sell U.S. Treasury or agency securities, which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the statement of operations.

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

   NEGATIVE GOODWILL

   Negative goodwill reflects the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger (Note 2) over the purchase price for such assets. Negative goodwill is amortized using the straight-line method from the date of acquisition over approximately 5.7 years, the weighted average lives of the assets acquired in the merger that the Company currently intends to retain. This amortization is included in other expenses/(income) - net. Negative goodwill, net, was $9,050 at September 30, 2000, and is included in other liabilities.

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


                                                             For the Three Months Ended September 30, 2000
                                             ---------------------------------------------------------------------------------
                                                     Income                      Shares                    Per-Share
                                                  (Numerator)                 (Denominator)                  Amount
Net income available to common
shareholders                                         $9,070
                                             --------------------------
Basic net income per share                            9,070                     25,135,986                    $0.36
                                                                                                      ------------------------

Effect of dilutive securities:
10.5% Series A Senior Cumulative
Redeemable Preferred Stock                               893                    4,081,680
                                             ------------------------------------------------------
Diluted net income per share                          $9,963                    29,217,666                   $0.34
                                             =================================================================================



                                                             For the Nine Months Ended September 30, 2000
                                             ---------------------------------------------------------------------------------
                                                     Income                      Shares                    Per-Share
                                                  (Numerator)                 (Denominator)                  Amount
Net income available to common
shareholders                                        $23,290
                                             --------------------------
Basic net income per share                           23,290                   23,068,624                    $1.01
                                                                                                      ------------------------
Effect of dilutive securities:
10.5% Series A Senior Cumulative
Redeemable Preferred Stock                             2,627                    4,081,680
                                             -------------------------------------------------------
Diluted net income per share                        $25,917                    27,150,304                    $0.95
                                             ===============================================================================

   The Company's stock options outstanding were antidilutive for all periods presented. For the three and nine months ended September 30, 1999, the Company had no preferred stock outstanding, so basic and diluted earnings per share were the same.


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

   RECENT ACCOUNTING PRONOUNCEMENTS

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, or a hedge of the exposure to variable cash flows. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

   The Company will implement SFAS 133 (as amended by SFAS No. 137 and 138) on January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

   In July of 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Interests. This issue provides guidance on the appropriate methodology to be used in recognizing changes in the estimated yield on asset-backed securities, and in determining whether impairment exists. This consensus is to be applied in the first quarter of 2001. The Company's management does not believe that application of this consensus will have a material impact on the Company's financial statements, but it may require earlier recognition of impairment of CMBS investments than under previous guidance, should the Company experience credit losses on the loans underlying a CMBS investment in amounts greater than anticipated at acquisition.

   In September of 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most SFAS No. 125's provisions without consideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

   RECLASSIFICATIONS

   Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

   NOTE 2         ACQUISITION OF CORE CAP, INC.

   On May 15, 2000, the Company acquired all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,180,553 of the Company's common shares and 2,261,000 Series B preferred shares. The common and preferred shares issued by the Company were valued at approximately $71,093 on May 15, 2000. The acquisition was accounted for under the purchase method. Application of purchase accounting resulted in an excess of the value of the acquired net assets over the value of the Company's common and preferred shares issued in the acquisition, plus transaction costs. This deferred credit totaled $9,687 and is being amortized as described in "Negative Goodwill" above. The operations of CORE Cap are included in the Company's financial statements from May 15, 2000.

   NOTE 3     SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of September 30, 2000 are summarized as follows:

                                                                                      Gross           Gross          Estimated
                                                                    Amortized       Unrealized      Unrealized         Fair
                      Security Description                             Cost            Gain            Loss            Value
------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
Investment grade rated securities                                      $ 154,972     $ 9,259            -             $164,231
Non-investment grade rated subordinated securities                       340,430         112      $ (86,572)           253,970
Non-rated subordinated securities                                         38,360         475         (8,667)            30,168
                                                                  -------------------------------------------------------------
     Total CMBS                                                          533,762       9,846        (95,239)           448,369
                                                                  -------------------------------------------------------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                        112,720         329            (11)           113,038
Agency fixed rate securities                                             205,727         661         (1,306)           205,082
Privately issued investment grade rated fixed rate securities            124,892       1,404           (965)           125,331
                                                                  -------------------------------------------------------------
Total RMBS                                                               443,339       2,394         (2,282)           443,451
                                                                  -------------------------------------------------------------
     Total securities available for sale                                $977,101     $12,240      $ (97,521)          $891,820
                                                                  =============================================================

   As of September 30, 2000, an aggregate of $866,253 in estimated fair value of the Company's securities available for sale was pledged to secure its borrowings.

The amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are summarized as follows:


                                                                                     Gross           Gross          Estimated
                                                                   Amortized    Unrealized Gain    Unrealized         Fair
                     Security Description                            Cost                             Loss            Value
-----------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
Non-investment grade rated subordinated securities                 $ 334,162           -           $ (90,454)       $ 243,708
Non-rated subordinated securities                                     38,882           -              (9,857)          29,025
                                                                 -------------------------------------------------------------
     Total CMBS                                                      373,044           -            (100,311)         272,733
                                                                 -------------------------------------------------------------
Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                     57,826       $ 1,032               -             58,858
Agency fixed rate securities                                         166,323           -                (498)         165,825
Privately issued investment grade rated fixed rate securities         78,091           -              (1,270)          76,821
                                                                 -------------------------------------------------------------
     Total RMBS                                                      302,240         1,032            (1,768)         301,504
                                                                 -------------------------------------------------------------
Agency insured project loan                                            3,050           -                 (92)           2,958
                                                                 -------------------------------------------------------------
     Total securities available for sale                           $ 678,334       $ 1,032        $ (102,171)       $ 577,195
                                                                 =============================================================

   At December 31, 1999, an aggregate of $392,831 in estimated fair value of the Company's securities available for sale was pledged to secure its borrowings.

   The aggregate estimated fair value by underlying credit rating of the Company's securities available for sale at September 30, 2000 is as follows:

                                                   September 30, 2000                 December 31, 1999
                                               Estimated                          Estimated
              Security Rating                 Fair Value        Percentage        Fair Value      Percentage
   ---------------------------------------------------------------------------------------------------------
   Agency and agency insured
   securities                                      $318,121         35.6%           $227,641         39.5%
   AAA                                              125,330         14.0              76,821         13.3
   BBB                                              164,231         18.4                   -            -
   BB+                                               25,841          2.9              23,103          4.0
   BB                                                25,496          2.9              22,051          3.8
   BB-                                               47,273          5.3              50,412          8.7
   B+                                                14,792          1.7              14,173          2.5
   B                                                 85,333          9.6              84,830         14.7
   B-                                                37,580          4.2              32,770          5.7
   CCC                                               17,655          2.0              16,368          2.8
   Not rated                                         30,168          3.4              29,026          5.0
                                            -----------------------------------------------------------------
   Total securities available for sale            $ 891,820       100.0%             $ 577,195        100.0%
                                            =================================================================

   As of September 30, 2000, there were 1,761 loans underlying the subordinated CMBS held by the Company with a principle balance of $9,232,035.

   As of September 30, 2000 the mortgage loans underlying the subordinated CMBS held by the Company were secured by properties of the types and at the locations identified below:


  Property Type     Percentage (1)       Geographic Location     Percentage (1)
-------------------------------------------------------------------------------
Multifamily                27.0%         California                     13.4%
Retail                      29.9         Texas                           10.4
Office                      16.8         New York                         9.7
Lodging                      9.5         Florida                          7.0
Other                       16.8         Other (2)                       59.5
                   -------------------                          -------------
Total                      100.0%        Total                         100.0%
                   ===================                          =============

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)      No other individual state comprises more than 5% of the total.

   The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of September 30, 2000 and December 31, 1999:


------------------------------------------------------------------------------------------------------------------------------
                                                  SEPTEMBER 30, 2000                            DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                      NUMBER OF         % OF                        NUMBER OF         % OF
                                       PRINCIPAL        LOANS        COLLATERAL     PRINCIPAL         LOANS        COLLATERAL
------------------------------------------------------------------------------------------------------------------------------
Past due 30 days to 60 days             $11,167          5             0.14%         $2,936            2             0.03%
------------------------------------------------------------------------------------------------------------------------------
Past due 60 days to 90 days              18,527          3             0.18%         13,522            3             0.14%
------------------------------------------------------------------------------------------------------------------------------
Past due 90 days or more                 13,601          3             0.16%         34,631            6             0.36%
------------------------------------------------------------------------------------------------------------------------------
Resolved Loans                             -             -               -           22,296            1             0.24%
------------------------------------------------------------------------------------------------------------------------------
REO                                      10,181          2             0.11%             -             -                -
------------------------------------------------------------------------------------------------------------------------------
Total                                   $53,476          12            0.59%       $73,385             11             0.77%
------------------------------------------------------------------------------------------------------------------------------

   The Company's delinquency experience of 0.59% is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.57%. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding delinquent mortgage loans).

   To the extent that realized losses, if any, or such resolutions are significantly worse than the Company's original loss estimates, it may be necessary to reduce the projected yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. Such events would also indicate impairment of the affected asset, requiring the Company to write it down to its estimated fair value. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields are appropriate.

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

   As of September 30, 2000, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.82% per annum, and of the Company's other securities available for sale was 7.94% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

   As of September 30, 2000, the unamortized net discount on securities available for sale was $1,025,201 which represented 36.81% of the then remaining face amount of such securities.

   During the nine months ended September 30, 2000, the Company sold securities available for sale for total proceeds of $2,122,735 resulting in a realized gain of $1,700. Of the securities sold, $1,806,022 of sales proceeds represents securities acquired in the CORE Cap merger. Any gain on the sale of securities acquired in the CORE Cap merger was attributable to market movements subsequent to the acquisition of such securities.

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

   The Company's securities held for trading are carried at estimated fair value. As of September 30, 2000 and December 31, 1999, the Company did not have any long or short positions in securities held for trading.

   During the nine months ended September 30, 2000 and September 30, 1999, aggregate net realized gains on securities held for trading were $519 and $2,992, respectively.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

   NOTE 5     COMMERCIAL MORTGAGE LOANS

   In August 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and the surrounding vicinity (The "London Loan"). The loan has a five-year maturity and may be prepaid at any time. The London Loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus approximately 4%. The Company's investment in the London Loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the London Loan as of September 30, 2000, and December 31, 1999 (at the exchange rates in effect on such dates) are summarized as follows:


                     September 30, 2000                                                December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
   Interest       Principal     Unamortized      Amortized                     Principal       Unamortized       Amortized
     Rate          Balance        Discount          Cost          Interest      Balance         Discount            Cost
                                                                     Rate
-----------------------------------------------------------------------------------------------------------------------
    10.21%          $31,480          $49           $31,431        10.11%       $ 34,680           $67            $34,613


   The exchange rate for the British pound at September 30, 2000 was (pound)0.681663 to US $1.00; at December 31, 1999 the exchange rate was (pound)0.61908. The entire principal balance of the Company's investment in the London Loan is pledged to secure line of credit borrowings. The borrower has made all payments when due.

   Toward the end of the first quarter of 2000, the Company funded a $30,600 subordinated participation in a first mortgage secured by a commercial office building located in New York City (the "Commercial Office Building Loan"). The Commercial Office Building Loan matures December, 2001, and payments are interest only based upon LIBOR plus approximately 6.5%. The Company will receive a 50 basis point exit fee related to the Commercial Office Building Loan, which is being amortized into interest income over the life of such loan. The entire principal balance of the Company's investment in the Commercial Office Building Loan is pledged to secure line of credit borrowings. As of September 30, 2000, the interest rate on the Commercial Office Building Loan was 13.18%, and the borrower has made all payments when due.

   During 1999, the Company funded its entire commitment, $35,000, under a floating rate commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California (the "Santa Monica Loan"). The Santa Monica Loan matures August 2001, and payments are interest only, based upon LIBOR plus approximately 6.5%. The Santa Monica Loan provides for two one-year extensions through August 2003 at the borrower's option, subject to property performance. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the expected two-and-one-half year life of such loan. The entire principal balance of the Santa Monica Loan is pledged to secure borrowings under a term financing agreement. As of September 30, 2000, the interest rate on the Santa Monica Loan was 13.13% and the borrower had made all payments when due.

   On August 15, 2000 the Company purchased an $18,000 mezzanine loan, secured by a lien on the borrower's interest in the Westin St. Francis Hotel, located in San Francisco, California (the "San Francisco Loan"). The loan matures on May 1, 2003, and may be extended by the borrower for two additional twelve-month periods. Payments are interest only based upon LIBOR plus 6.5%. Beginning June 1, 2001, principal payments will be required, based on a 25 year amortization schedule. As of September 30, 2000, the interest rate on the San Francisco Loan was 13.12% and the borrower has made all payments when due.

   On September 22, 2000 the Company funded a $15,000 senior mezzanine loan (the "Senior Chicago Loan") and a $15,000 junior mezzanine loan (the "Junior Chicago Loan"). These loans are secured by a second mortgage on a condominium conversion project in Chicago, Illinois, two land parcels, as well as the borrower's partnership interest. The Senior Chicago Loan has a four-month term, which may be extended in 90-day increments for up to one year at the borrower's option. The Junior Chicago Loan has a 24-month term, which may be extended in six-month increments for up to 36 months at the borrower's option. Both loans may be prepaid at any time. Payments are interest only based at 12%. Additional interest of 8% is due upon pay-off of each loan.


   NOTE 6         INVESTMENT IN REAL ESTATE JOINT VENTURES

   On July 20, 2000 the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a 99 thousand square foot office building and a 120 thousand square foot office building, both of which are located in located in suburban Philadelphia. The Company's ownership interest is 64.81% in each partnership.


    NOTE 7        COMMON STOCK

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

   On March 16, May 22 and September 14, 2000, the Company declared distributions to its common shareholders of $0.29 per share, payable on April 28, July 28, and October 31, 2000 to stockholders of record on March 31, June 30, and September 29, 2000 respectively. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

   As part of the CORE Cap merger, the Company issued 4,180,552 shares of its common stock to CORE Cap shareholders.

   NOTE 8     PREFERRED STOCK

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

   As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of 10% Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), $0.001 par value per share to CORE Cap shareholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation of $56,025, and is convertible into the Company's common stock at a price of $17.09 per share, subject to adjustment. As of September 30, 2000, the Company has authorized and unissued preferred stock of 96,539,003 shares.

   NOTE 9     TRANSACTIONS WITH AFFILIATES

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

   The Company accrued $2,060, $1,050, $5,050 and $3,173 in base management fees in accordance with the terms of the Management Agreement for the three months and nine months ended September 30, 2000 and September 30, 1999 respectively. In accordance with the provisions of the Management Agreement, the Company will reimburse the Manager for certain expenses incurred on behalf of the Company by the Manager. No expense reimbursement was incurred during the nine months ended September 30, 2000 and 1999.

   The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $461 in incentive compensation for the three months and nine months ended September 30, 2000. The Company did not pay incentive compensation for the three months and nine months ended September 30, 1999.

   On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For both the three months ended September 30, 2000 and September 30, 1999, the administration fee was $30. For both the nine months ended September 30, 2000 and September 30, 1999, the administration fee was $90.

   During the nine months ended September 30, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, and Midland Commercial Mortgage Owner Trust VII for $1,649, $851, $557 and $2,376 respectively. These Trusts were purchased from Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company earned $163 and $33 from the Trusts and paid interest of approximately $115 and $28 to PNC Funding Corp. during the nine and three months ended September 30, 2000 and September 30, 1999, respectively. These investments were all sold subsequent to September 30, 2000. The gain on sale of these investments was not significant.

   NOTE 10        STOCK OPTIONS

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

   Pursuant to the 1998 Stock Option Plan, during 1998 certain officers, directors and employees of the Company and the Manager were granted options to purchase 1,163,967 shares of the Company's common stock and PNC Investment Corp., a wholly owned indirect subsidiary of PNC, was granted options to purchase 324,176 shares of the Company's common stock. The exercise price of these options is $15 per share. The remaining contractual life of each option is approximately 7.4 years at September 30, 2000. One half of these options, representing 744,072 shares, vested on March 31, 2000; the remaining options vest in equal installments on March 27, 2001 and March 27, 2002. 125,000 of these options have been terminated and none have been exercised as of September 30, 2000.

   During 1999 pursuant to the 1998 Stock Option Plan, options to purchase 270,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.44 per share. The remaining contractual life of each option is approximately 8.4 years at September 30, 2000. One half of these options vested on March 31, 2000 and the remainder will vest on March 31, 2001. 40,000 of these options were terminated and none have been exercised as of September 30, 2000.

   In addition to the foregoing, in 2000 pursuant to the 1998 Stock Option Plan, options to purchase 70,000 shares of the Company's common stock were granted to certain officers of the Company and employees of the Manager who provide services to the Company. The exercise price of these options is $8.02 per share. The remaining contractual life of each option is approximately 9.4 years at September 30, 2000. The options vest in two equal installments on March 31, 2001 and March 31, 2002. 20,000 of these options were terminated as of September 30, 2000, and none have been exercised.

   In addition to the foregoing, on May 15, 2000 pursuant to the acquisition of CORE Cap, the Company granted stock options on the Company's stock to the directors of CORE Cap similar in term and vesting to the stock options the directors held immediately prior to the date of acquisition. The strike price was adjusted for the effect of the acquisition. The options granted are as follows:

  Number of Options           Exercise           %
       Granted                 Price          Vested
---------------------------------------------------------
76,998                         15.58            66%
15,400                         15.84           100%
15,400                          9.11           100%
15,400                          7.82           100%






   The fair value of the CORE-Cap option grants at the grant date was estimated by the Company using the Black-Scholes option-pricing model; the resulting valuation was negligible. None of these options have been terminated or exercised as of September 30, 2000.

   NOTE 11         BORROWINGS

   The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

   In September of 2000, the Company closed a $200,000, one year term facility with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch") which will be used to finance the Company's residential loan pools. As of September 30, 2000 outstanding borrowings under this facility were $34,464. Outstanding borrowings under this facility bear interest at a LIBOR based variable rate.

   The Company has another agreement with Merrill Lynch which permits the Company to borrow up to $200,000. As of September 30, 2000 and December 31, 1999, the outstanding borrowings under this line of credit were $60,810 and $64,575, respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. This facility matures on November 15, 2000. Subsequent to September 30, 2000, the Company obtained an agreement in principal from Merrill Lynch to renew the facility for a twelve month period.

   In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 Santa Monica Loan. As of September 30, 2000 and December 31, 1999, the Company had drawn $14,131 under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

   On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and real estate investments, which will be used to collateralize borrowings under the Deutsche Bank Facility. As of September 30, 2000 and December 31, 1999, the outstanding borrowings under this facility were $27,972 and $5,022, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

   In December 1999 the Company entered into a two-year $50,000 credit facility with an institutional lender. This facility can be used to finance the acquisition of mortgage-backed securities and loan investments, which are used to collateralize borrowings under this facility. As of September 30, 2000 and December 31, 1999, the Company borrowed $8,910 under this facility. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

   At the time of the CORE Cap acquisition, CORE cap was a party to commercial paper facility agreements with each of ABN Amro and Societe Generale which were used to finance residential and commercial loans, which are used to collateralize borrowings under the facilities. Following the CORE Cap acquisition, the Company has elected to renew the facility with ABN Amro, which facility is in the amount of $200,000, matures on June 18, 2001, and bears interest at a variable based LIBOR rate. As of September 30, 2000, outstanding borrowing under the ABN Amro facility was $37,503. Following the CORE Cap acquisition, the Company did not renew the facility with Societe Generale.

   The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of September 30, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

   The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

   Certain information with respect to the Company's collateralized borrowings at September 30, 2000 is summarized as follows:


                                             Lines of          Reverse           Total
                                            Credit and       Repurchase      Collateralized
                                            Term Loans       Agreements        Borrowings
                                          ------------------------------------------------------
Outstanding borrowings                        $ 187,196         $662,769           $849,965
Weighted average borrowing rate                   7.56%            6.88%              7.03%
Weighted average remaining maturity            223 days          21 days            65 days
Estimated fair value of assets pledged        $ 264,790         $746,017         $1,010,807


   As of September 30, 2000, $20,486 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

   As of September 30, 2000, the Company's collateralized borrowings had the following remaining maturities:

                        Lines of           Reverse                Total
                       Credit and        Repurchase          Collateralized
                        Term Loan        Agreements            Borrowings
                   ------------------------------------------------------------
Within 30 days                    -        $648,328              $648,328
31 to 59 days              $ 60,810          14,441                75,251
Over 60 days                126,386               -               126,386
                   ------------------------------------------------------------
                           $187,196        $662,769              $849,965
                   ============================================================

Certain information with respect to the Company's collateralized borrowings as of December 31, 1999 is summarized as follows:


                                          Lines of       Reverse            Total
                                         Credit and     Repurchase     Collateralized
                                         Term Loans     Agreements       Borrowings
                                        ----------------------------------------------
Outstanding borrowings                       $ 94,035      $ 377,498    $ 471,533
Weighted average borrowing rate                 7.25%          6.32%        6.50%
Weighted average remaining maturity          360 days        36 days     101 days
Estimated fair value of assets pledged       $133,301      $ 412,983    $ 546,284

As of December 31, 1999, $22,375 of borrowings outstanding under the line of credit were denominated in pounds sterling and interest payable based on sterling LIBOR.



   As of December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:

                       Lines of            Reverse                   Total
                   Credit and Term        Repurchase            Collateralized
                        Loans             Agreements              Borrowings
                 ------------------- ----------------------- ------------------
 Within 30 days              -               $ 157,918            $ 157,918
 31 to 59 days               -                 219,580              219,580
 Over 60 days          $94,035                       -               94,035
                 ------------------- ----------------------- ------------------
                       $94,035               $ 377,498            $ 471,533
                 =================== ======================= ==================

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

   NOTE 12      HEDGING INSTRUMENTS

   As of September 30, 2000 the Company has entered into forward currency exchange contracts pursuant to which it has agreed to exchange (pound)8,000 (pounds sterling) for $12,137 (U.S. dollars) on January 18, 2001. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At September 30, 2000, no collateral was required under the forward currency exchange contracts. The estimated fair value of the forward currency exchange contract was $282 as of September 30, 2000, which was recognized as part of net foreign currency gain.

   As of September 30, 2000, the Company had outstanding a long position of 298 ten-year U.S. Treasury Note future contracts expiring on December 29, 2000, which represented $29,800 in face amount of U.S. Treasury Notes. These contracts are designated as hedging certain of the Company's available-for-sale securities. The unrealized gain of these contracts was approximately $98 as of September 30, 2000 and is included in the carrying value of the hedged available-for-sale securities. During the nine months ended September 30, 2000 the Company had $2,654 of realized losses from futures contracts in U.S. Treasury securities, which increased the basis of the hedged available-for-sale securities.

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



In July, 2000 the Company redesignated two interest rate agreements from hedging certain of the Company's available-for-sale securities to securities held for trading. These interest rate agreements were redesignated in September, 2000 back to hedging certain of the Company's available-for-sale securities. The loss in value of these interest rate agreements during the period they were designated as trading securities was $612 and is included in gain on securities held for trading in the statement of operations.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At September 30, 2000 the balance of such net margin deposits received from counterparties as collateral under these agreements totaled $2,616.

Interest rate agreements as of September 30, 2000 consist of the following:

                                     Notional      Estimated Fair     Unamortized      Remaining           Strike
                                      Value             Value             Cost            Term              Rate
                                   -------------------------------------------------------------------------------
 Interest rate floor agreement -      $200,000           $0                 0             75 days           5.50%
 purchased options
 Interest rate swap agreements        373,000         (3,654)            10,938          9.2 years           n/a

For the quarter ended September 30, 2000, the Company owned a $200,000 (notional value) interest rate floor agreement. There was no cost associated with this agreement. The Company will receive cash payments should one-month LIBOR drop below the contract strike rate. These payments, if any, will be recorded as an adjustment to interest expense. For the quarter ended September 30, 2000 the Company did not receive cash payments under this agreement.

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

   The Company also provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. For a discussion of these arrangements, see the Company's consolidated financial statements and notes included herein.

   The following discussion should be read in conjunction with the financial statements and related notes. Dollar amounts are expressed in thousands, other than per share amounts.

   MARKET CONDITIONS:
   Credit: The Company considers the Lehman Brothers delinquency statistics for 1998 conduit transactions to be the most relevant for its CMBS holdings, because most of the Company's CMBS were originated during 1998. Pursuant to these statistics as of September 30, 2000, 41 different securitizations were included in the index and 0.57% of principal balances were delinquent. As of June 30, 2000, these 41 securitizations had 0.53% of principal balances delinquent. The broader Lehman Brothers CMBS collateral delinquency statistics representing all CMBS conduit deals dates back to 1993 originations. As of September 30, 2000, 165 securitizations were being monitored among the larger universe and 0.72% of outstanding balances were delinquent, compared to 161 securitizations included as of June 30, 2000 and 0.61% delinquent.

   Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2000, MSDW delinquencies on 132 securitizations were 0.88%. As of June 30, 2000 this same index tracked 120 securitizations with delinquencies of 0.83%. The indices do not show any trend that could affect credit outlook.

   Real Estate: The national real estate market is maintaining a healthy balance between supply and demand for space. Certain local/regional markets have shown significant increases in rents for office space and apartments. These markets tend to be located in or around cities which operate on a 24-hour schedule. Selectively, new construction in primarily Southeast and Southwestern markets has decreased rent growth and added to vacancies. The FDIC's Regional Outlook Third Quarter 2000 report served as a warning about levels of construction lending in 13 markets. While the report raised appropriate concerns, GDP growth in the range of 2%-3% and low unemployment rates have kept demand strong. Generally, regional real estate markets will be more sensitive to deliveries of new space during the time that the national economy is slowing.

   Interest Rates: The Federal Reserve has not changed short-term rates since the 50 basis points increase in May 2000. In response to news of economic slow-down and concern of smaller buybacks of Treasury bonds, Treasury yields declined and the yield curve moved to a less inverted position. Yields remain higher on 2-year notes than on 30-year bonds but by a much smaller margin than existed at the beginning of the quarter. One month LIBOR finished the quarter at 6.62%, down from 6.64% at June 30, 2000. Ten year Treasury yields fell from 6.02% to 5.80% at September 30, 2000. CMBS market prices are impacted by both Treasury yields and swap spreads. Ten year swap spreads also declined to 111 basis points from 123 basis points since June 30, 2000. The Fed continues to maintain a tightening bias against inflation. Oil price increases are a continuing concern, but also act as a damper on consumer spending and economic activity.

   CMBS: The credit spread curve for investment grade CMBS has remained relatively flat from AAA to BBB in a range of 78 to 88 basis points since June 30, 2000. BBB CMBS have benefited from demand from insurance companies and CBO issuers. Expected rule changes from the Department of Labor would further expand demand as investment grade CMBS - rated down to BBB - would become ERISA eligible investments. Demand for BB rated classes has kept spreads in a narrow range of 520 - 545 basis points. Spreads on single-B and unrated securities have remained relatively unchanged. The distinction between bidders for them has been primarily credit enhancement and loan pool kick-out stipulations at the time of new issue.

   Real Estate Capital Markets: Capital flow into the public real estate mutual funds improved in the third quarter 2000 with $519,000 of inflows compared to second quarter 2000 inflows of $389,000 and a first quarter 2000 outflow of $117,000. Public real estate companies have benefited from volatility in other equity market sectors like technology. Merger and acquisition activity among REITs has increased particularly among retail property owners. Mezzanine lending opportunities are expected from these corporate events and the portfolio restructuring which is expected in their aftermath.


                                 Average Credit Spreads (in basis points)*
                            ----------------------------------------------
                             BB CMBS        BB Corporate       Difference
As of September 30, 2000          556            430                126
As of June 30, 2000               588            454                134
As of March 31, 2000              571            438                133

                             B CMBS         B Corporate        Difference
As of September 30, 2000          976            718                258
As of June 30, 2000               977            630                347
As of March 31, 2000              931            646                285

*Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High
 Yield Index


   EFFECT OF MARKET CONDITIONS ON COMPANY PERFORMANCE:
   The decrease in interest rates during the third quarter of 2000 led to a slight increase in the value of the Company's investment portfolio. The unrealized loss on the Company's holdings of CMBS decreased from $101,399 at June 30, 2000 to $99,261 at September 30, 2000. Short-term rates were stable but the Company's cost of funds increased slightly as the full effect of the last Fed tightening was felt in the third quarter.

   The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments earn interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. As a hedge, the Company focused on the origination of more LIBOR based floating rate assets. Approximately $118,000 of the Company's assets earn interest at rates that are determined with reference to LIBOR. All of the Company's borrowings earn interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments, the Company's earnings would be negatively affected. During the third quarter 2000 the Company reduced leverage on fixed rate assets by approximately $125,000. At September 30, 2000 the company had $373,000 of notional amount of swaps where the company pays fixed rates and receives a LIBOR based floating rate. This represents a reduction of $129,000 from June 30, 2000. This hedging strategy effectively converts fixed rate assets into floating rate assets thereby protecting against short-term rate increases. The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.


                       Ten Year                    One month
                       U.S Treasury Securities     LIBOR         Difference
                       -----------------------     ---------     ----------
September 30, 2000     5.80%                        6.62%        (0.82%)
June 30, 2000          6.03%                        6.66%        (0.63%)
March 31, 2000         6.02%                        6.13%        (0.11%)
June 30, 1999          5.81%                        5.22%         0.59%

   The decrease in LIBOR from June 30, 2000 to September 30, 2000 had an insignificant impact on the Company's financing costs. At the end of October 2000, the ten-year U.S. Treasury yield had decreased slightly from its September 30, 2000 level to 5.79%, and one month LIBOR remained unchanged during the same period.

   The Company purchased its CMBS portfolio at prices that reflect the assumption that credit losses will occur. The adjusted purchase price of the Company's CMBS portfolio as of September 30, 2000 represents 61% of its par amount, while the market value is 46% of par. As the portfolio matures the Company expects to recoup this difference provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis. As of September 30, 2000 the Company determined that there has been no material change in the credit quality of its portfolio.

   The Company's CMBS represents approximately $600,000 of par collateralized by underlying pools of commercial mortgages with a principal balance of over $9.2 billion as of September 30, 2000. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting at time of purchase, diversification, active monitoring of loan performance, and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

   In underwriting loans, the Company performs site inspections and/or desktop reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool. An assumption of expected losses is developed and the securities are priced accordingly.

   Active monitoring of loan performance is a critical function that is performed via electronic uploads of information gathered from the master and special servicers of each deal, PNC Bank and external data providers. This internet-based system allows the Company to monitor payments, debt service coverage ratios, regional economic statistics, general real estate market trends and other relevant factors.

   The Company also uses the internet-based system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop. The following table shows the comparison of delinquencies:


                                               09/30/00                                        06/30/00
                                               NUMBER OF          % OF                         NUMBER OF         % OF
                              PRINCIPAL        LOANS/REO       COLLATERAL      PRINCIPAL         LOANS        COLLATERAL
Past due 30 days to 60 days    $ 11,167            5              0.14%      $ 21,355              4            0.23%
Past due 60 days to 90 days      18,527            3              0.18          5,262              3            0.06
Past due 90 days or more         13,601            3              0.16          17,487             4            0.19
REO                              10,181            2              0.11          10,214             2            0.11
                             ------------- ------------------ -------------- -------------- ---------------- --------------
TOTAL                            53,476           13              0.59%      $  54,318             13            0.59%
                             ============= ================== ============== ============== ================ ==============

   Of the 11 delinquent loans at September 30, 2000, one is delinquent due to technical reasons and six are in foreclosure proceedings or workout negotiations. Regarding one of the loans, the party which originally contributed the loan to the CMBS trust has indemnified the trust against a loss of up to $1,300. This loan has a principal balance of $8,984.

   The Company's delinquency experience of 0.59% is in line with directly comparable collateral experience shown in the Lehman Brothers 1998 CMBS index at 0.57%.

   On September 29, 2000 Fitch, a major international credit rating agency, announced a downgrade of certain of the GMAC 98 C1 CMBS securities. The Company owns five of the securities from this transaction totaling $51,300 of par value. Three of the five securities were down graded from BB-, B and B-, to B, B- and CCC respectively. The credit action was precipitated by loan collateralized by a diverse portfolio of nursing homes and assisted living facilities. The debt service coverage ratio of the properties declined significantly during 1999. The manager of the properties has since been replaced and operating improvements are expected. A subsidiary of Zurich Reinsurance Centre Holdings, Inc., an A rated insurance company, credit enhanced 67% of the loan balance. The Company does not anticipate a loss from this loan; therefore, the Company has not changed its loss adjusted yield on these securities. As a result of the downgrade one of the securities became ineligible for the Company's financing facility thus the amount being borrowed (approximately $2,300) was paid off with available cash.

   The Company also owns five mezzanine whole loans. The Santa Monica Loan is a $35,000 second mortgage on an office construction project in Santa Monica, California. The building was largely completed (except certain tenant improvements) and was completed on time during the third quarter. As of October 31, 2000 approximately 90% of the building is pre-leased at average rents of over $40 per square foot. The first group of tenants moved in their space in July 2000. The percentage of the property leased and the dollar per square foot being attained is greater than the base case expectations at the time the Company originated the loan. Furthermore, the real estate values for this class of office space in Santa Monica have increased significantly since origination.

   The London Loan is a (pound)21,459 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London, England. The operations of the hotels continue to meet expectations. While the underlying properties have performed well, the loan's estimated liquidation value as of September 30, 2000 was 96% of par.

   The Commercial Office Building Loan is a $30.6 million subordinated participation in a first mortgage secured by a 545 thousand square foot, 100% leased, class A office building in Midtown Manhattan. The Loan was originated at the end of the first quarter and is scheduled to mature in December, 2001.

   The $15,000 Senior Chicago Loan and $15,000 Junior Chicago Loan are secured by a second mortgage on a condominium conversion project in Chicago, Illinois, two land parcels and the borrower's partnership interest. Interest in purchasing the condominium apartments is ahead of expectations; as a result, conversion of the building to condominium is anticipated to begin in December 2000. At conversion, the Senior Chicago Loan is expected to be paid-off with accrued interest, and prepayment penalties. The Junior Chicago Loan provides for a 24-month term, which may be extended in six-month increments for up to 36 months.

   The San Francisco Loan is an $18,000 loan is secured by a lien on the borrower's interest in a full service hotel located in San Francisco, California. The hotel is a 1,192-room full service hotel originally constructed in 1904 and expanded in 1913 and 1972. It is centrally located in downtown San Francisco and borders Union Square, the hub of the city shopping and theater district. The loan was originated in August 2000 and matures May 1, 2003, and may be extended by the borrower for two additional twelve-month periods.

   On July 20, 2000 the Company made an investment aggregating $5,121 in the preferred equity interests of two limited partnerships that own a 99 thousand square foot office building and a 120 thousand square foot office building, both of which are located in suburban Philadelphia. Leasing activity is ahead of expectations. The Company's ownership interest is 64.81% in each partnership.

   RECENT EVENTS: Subsequent to the quarter end, the Company financed its San Francisco Loan and its investment in real estate joint ventures for $15,085 under the Deutsche Bank Facility. The Company borrowed an additional $3,191 secured by the Santa Monica Loan. The Company sold its investment in Midland Commercial Mortgage Owner Trust IV, V, VI, and VII in October, 2000, and repaid its borrowings to PNC Funding Corp. The gain on sale of these investments is insignificant. Subsequent to the quarter end, the Company reached an agreement to renew its agreement with Merrill Lynch for a one year period.

   FUNDS FROM OPERATIONS (FFO): The Company calculates FFO based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

   The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and nine months ended September 30, 2000 and 1999. Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.


                                              Funds from Operations
                                              ---------------------
                                   Three Months Ended      Nine Months Ended
                                   September 30,              September 30,
                                       2000      1999       2000      1999
                                   ----------- --------- ---------   --------
Net Income Available to             $ 9,070    $6,536    $23,290    == $20,467
Common Shareholders:

Proportionate share of Adjustments
 to earnings from real estate
joint ventures:
  Depreciation and amortization          77        -          77            -

Funds from operations                $9,147    $6,536    $23,367       $20,467
                                   =========== ========= =========   =========

 Cash flow provided by (used for)
      Operating Activities                               $29,711      $155,078
      Investing Activities                              $786,073     $ (45,343)
      Financing Activities                             $(824,652)    $(101,128)

RESULTS OF OPERATIONS

   Net income for the three and nine months ended September 30, 2000 was $11,377, or $0.36 per share ($0.34 diluted) and $28,037 or $1.01 per share ($0.95 diluted), respectively. Further details of the changes are set forth below.

   Net income for the three and nine months ended September 30, 1999 was $6,536, or $0.31 per share (base and diluted) and $20,467, or $0.99 per share (base and diluted), respectively. Further details of the changes are set forth below.

   INTEREST INCOME: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Interest income for the three and nine months ended September 30, 2000 on securities available for sale includes the net interest income/expenses of swaps. There were no swaps in 1999. Information is based on monthly average balances during the period.


                                            For the Three Months Ended September 30, 2000
                                  ------------------------------------------------------------------
                                        Interest               Average              Annualized
                                         Income                Balance                Yield
                                  ---------------------- --------------------- ---------------------
CMBS                                      $9,489               $377,612                10.05%
Securities available for sale             12,096                613,822                 7.88%
Commercial mortgage loans                  3,573                111,796                12.78%
Mortgage loans held for sale               1,555                 82,055                 7.58%
Cash and cash equivalents                    255                 15,098                 6.76%
                                  ---------------------- --------------------- ---------------------
Total                                    $26,968            $1,200,383                8.99%
                                  ====================== ===================== =====================



                                            For the Nine Months Ended September 30, 2000
                                  ------------------------------------------------------------------
                                        Interest               Average              Annualized
                                         Income                Balance                Yield
                                  ---------------------- --------------------- ---------------------
CMBS                                     $ 27,915             $ 375,481               9.91%
Securities available for sale              27,198               442,142               8.20%
Commercial mortgage loans                   8,550                95,988              11.88%
Mortgage loans held for sale                5,021                88,312               7.58%
Cash and cash equivalents                     909                19,699               6.16%
                                  ---------------------- --------------------- ---------------------
Total                                    $ 69,593           $ 1,021,622               9.08%
                                  ====================== ===================== =====================



                                               For the Three Months Ended September 30, 1999
                                  ---------------------- --------------------- ---------------------
                                        Interest               Average              Annualized
                                         Income                Balance                Yield
                                  ---------------------- --------------------- ---------------------
CMBS                                     $ 8,373              $ 352,923               9.49%
Securities available for sale              2,754                206,881               5.32%
Commercial mortgage loan                   1,620                 56,264              11.52%
Cash and cash equivalents                    104                  7,785              5.34%
                                  ---------------------- --------------------- ---------------------
Total                                   $ 12,851              $ 623,853               8.24%
                                  ====================== ===================== =====================

                                             For the Nine Months Ended September 30, 1999
                                  ------------------------------------------------------------------
                                        Interest               Average              Annualized
                                         Income                Balance                Yield
                                  ---------------------- --------------------- ---------------------
CMBS                                    $ 25,112              $ 352,880               9.49%
Other securities available
for sale                                   8,963                201,547               5.93%
Commercial mortgage loans                  3,663                 46,373              10.53%
Cash and cash equivalents                    404                 10,630               5.10%
                                  ---------------------- --------------------- ---------------------
Total                                   $ 38,142              $ 611,430               8.32%
                                  ====================== ===================== =====================

   In addition to the foregoing, the Company earned $567 and $3,186 in interest income from securities held for trading during the three and nine months ended September 30, 1999.



INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.



                                               For the Three Months Ended September 30, 2000
                                     ------------------------------------------------------------------
                                           Interest               Average              Annualized
                                            Expense               Balance                 Rate
                                     ---------------------- --------------------- ---------------------
Reverse repurchase agreements              $ 11,488               $656,477               7.00%
Lines of credit and term loan                 3,277                175,222               7.48%
                                     ---------------------- --------------------- ---------------------
Total                                      $ 14,765              $ 831,699               7.10%
                                     ====================== ===================== =====================



                                               For the Nine Months Ended September 30, 2000
                                     ------------------------------------------------------------------
                                           Interest               Average              Annualized
                                            Expense               Balance                 Rate
                                     ---------------------- --------------------- ---------------------
Reverse repurchase agreements               $27,579               $538,495               6.83%
Lines of credit and term loan                 9,749                179,979               7.22%
                                     ---------------------- --------------------- ---------------------
Total                                       $37,328               $718,473               6.93%
                                     ====================== ===================== =====================



                                               For the Three Months Ended September 30, 1999
                                     ------------------------------------------------------------------
                                           Interest               Average              Annualized
                                            Expense               Balance                 Rate
                                     ---------------------- --------------------- ---------------------
Reverse repurchase agreements               $ 4,133              $ 278,045               5.90%
Lines of credit borrowings                      786                  48,136              6.48%
                                     ---------------------- --------------------- ---------------------
Total                                       $ 4,919              $ 326,181               6.03%
                                     ====================== ===================== =====================



                                               For the Nine Months Ended September 30, 1999
                                     ------------------------------------------------------------------
                                           Interest               Average              Annualized
                                            Expense               Balance                 Rate
                                     ---------------------- --------------------- ---------------------
Reverse repurchase agreements              $ 10,765              $ 251,390               5.75%
Lines of credit borrowings                    3,788                 80,959               6.28%
                                     ---------------------- --------------------- ---------------------
Total                                      $ 14,553              $ 332,349               5.84%
                                     ====================== ===================== =====================

   In addition to the foregoing, the Company incurred $607 and $4,108 in interest expense from short-term borrowings relating to its securities held for trading and securities sold short during the three months and nine months ended September 30, 1999, respectively.

   NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE PORTFOLIO: The Company considers its portfolio to consist of its securities available for sale, its mortgage loans held for sale its commercial mortgage loans and its cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity.

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

                          For the Three Months         For the Three Months
                                  Ended                       Ended
                           September 30, 2000           September 30, 1999
                      ----------------------------- ---------------------------
  Interest Income               $26,968                      $12,851
  Interest Expense              $14,765                      $ 4,919
  Net Interest Margin              4.44%                        6.14%
  Net Interest Spread              2.71%                        2.31%

   OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $2,060 and $5,050 for the three and nine months ended September 30, 2000 and $1,050 and $3,173 for the three and nine months ended September 30, 1999, respectively, were paid to the Manager in accordance with the management agreement between the Manager and the Company. The Manager earned $375 and $462 in incentive management fees for the three and nine months ended September 30, 2000. No incentive management fees were earned in 1999. Other expenses/(income) - net of $(20) and $1,415 for the three and nine months ended September 30, 2000 and $507 and $1,541 for the three and nine months ended September 30, 1999, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs, amortization of prepaid expenses, and other miscellaneous expenses. Other expenses/(income) - net in the year 2000 includes the amortization of negative goodwill.

   OTHER GAINS (LOSSES): During the three and nine months ended September 30, 2000 the Company sold a portion of its securities available-for-sale for total proceeds of $812,279 and $2,122,735 resulting in a realized gain of $994 and $1,700. For the three and nine months ended September 30, 1999, the Company sold securities available-for-sale for total proceeds of $23,855 and $45,367, resulting in realized losses of $566 and $423. The gains on securities held for trading were $191 and $739 for the three months ended September 30, 2000 and 1999, respectively, and $519 and $2,992 for the nine months ended September 30, 2000 and 1999, respectively. The foreign currency gains (losses) of $29 and $28 for the three months and $118 and $(55) for the nine months ended September 30, 2000 and 1999, respectively relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

   DIVIDENDS DECLARED: On March 16, May 22 and September 14, 2000, the Company declared distributions to its shareholders of $0.29 per share, payable on April 28, July 28, and October 31, 2000 to shareholders of record on March 31, June 30, and September 29, 2000 respectively. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's shareholders.


   TAX BASIS NET INCOME AND GAAP NET INCOME: For tax purposes the fourth quarter 1998 dividend of $0.29 is treated as a 1999 distribution. Thus, for tax purposes the total dividends paid year to date in each of 2000 and 1999 were $0.58 and $0.87, respectively.

   Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in the three months ended September 30, 2000, tax basis income is higher than GAAP income. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

   A reconciliation of GAAP net income to tax basis net income is as follows:

                                        For the Three Months          For the Nine
                                      Ended September 30, 2000        Months Ended
                                                                   September 30, 2000
                                      ---------------------------------------------------
GAAP net income                               $11,377                   $28,037
Subordinate CMBS income differences               507                     2,158
Use of capital loss carryforward                 (602)                   (1,625)
CORE Cap merger expenses                            -                    (2,300)
                                      ---------------------------------------------------
Tax basis net income                          $11,282                   $26,270
                                      ===================================================


                                                                      For the Nine
                                        For the Three Months          Months Ended
                                      Ended September 30, 1999      September 30, 1999
                                      ----------------------------------------------------
GAAP net income                                $6,536                     $20,467
Subordinate CMBS income differences             2,831                       4,875
General and administrative expense
differences                                       372                           -
                                      ----------------------------------------------------
Tax basis net income                           $9,739                     $25,342
                                      ====================================================


   CHANGES IN FINANCIAL CONDITION

   SECURITIES AVAILABLE FOR SALE: At September 30, 2000 and December 31, 1999, an aggregate of $99,261 and $101,139, respectively, in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in stockholders' equity.


   The Company's securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2000:

                                                                               Estimated
                                                                                  Fair
                           Security Description                                  Value          Percentage
--------------------------------------------------------------------------- ----------------- ----------------
Commercial mortgage-backed securities:
Investment grade rated securities                                                   $164,231        18.4%
Non-investment grade rated subordinated securities                                   253,970        28.5
Non-rated subordinated securities                                                     30,168         3.4
                                                                            ----------------- ----------------
                                                                                     448,369        50.3%
                                                                            ----------------- ----------------
Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                                    113,038        12.7%
Agency fixed rate securities                                                         205,082        23.0
Privately issued investment grade rated fixed rate securities                        125,331        14.0
                                                                            ----------------- ----------------
                                                                                     443,451       49.7%
                                                                            ----------------- ----------------
                                                                                    $891,820       100.0%
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
                                                                          =================== ================

   BORROWINGS: As of September 30, 2000, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, mortgage loans held for sale and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2000, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                          For the Nine Months Ended
                                                                              September 30, 2000
                                                      -------------------------------------------------------------------
                                                          September 30,
                                                              2000                 Maximum               Range of
                                                             Balance               Balance              Maturities
                                                      ---------------------- --------------------- ----------------------
Reverse repurchase agreements                             $662,769             $1,206,696           6 to 51 days
Line of credit and term loan borrowings                    187,196              $453,841            45 to 441 days
                                                      ---------------------- --------------------- ----------------------

   HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated commercial mortgage loan is to minimize its exposure to fluctuations in the sterling exchange rate. At September 30, 2000, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company agreed to exchange (pound)8,000 (pounds sterling) for U.S. $12,137 on January 18, 2001. The estimated fair value of the forward currency exchange contract was $282 at September 30, 2000, which was recognized as a part of net foreign currency gains.

   From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At September 30, 2000, the Company had outstanding a long position of 298 ten-year U.S. Treasury Note future contracts expiring on December 29, 2000, which represented $29,800 in face amount of U.S. Treasury Notes. The unrealized gain of these contracts was approximately $98 at September 30, 2000.

   The Company acquired interest rate swap agreements through the CORE Cap merger and assigned a cost to each contract equal to the fair market value of each contract. The amortized cost of these agreements was $10,326 at September 30, 2000, and their fair value included in other assets was $2,621. The cost of the swaps will be amortized into interest income over the remaining life of the swaps. At September 30, 2000 accrued net interest payable equaled $209. As of September 30, the weighted average interest rate receivable and payable is 6.43% and 6.99%, respectively.

   In July, 2000 the Company redesignated two interest rate agreements from hedging certain of the Company's available-for-sale securities to securities held for trading. These interest rate agreements were redesignated in September, 2000 back to hedging certain of the Company's available-for-sale securities. The loss in value of the interest rate agreements during the period they were designated as trading securities was $612 and is included in gain on securities held for trading in the statements of operations.

   CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of issuance of common and preferred stock, collateralized borrowings, principal and interest payments on and maturities of securities available for sale, securities held for trading and commercial mortgage loans, and proceeds from sales thereof.

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

   As of September 30, 2000, $157,028 was available for future borrowings under the $185,000 Deutsche Bank Facility, $41,090 was available for future borrowings under the Company's $50,000 credit facility, $3,369 was available for future borrowings under the Company's term financing secured by the Santa Monica Loan, $162,497 was available for future borrowings under the Company's facility with ABN Amro Bank, and $165,536 was available for future borrowings under the Company's residential facility with Merrill Lynch.

   On May 15, 2000 as part of the CORE Cap acquisition the Company issued 4,180,552 shares of common stock and 2,260,997 shares of Series B Preferred Stock.

   The Company's operating activities provided cash of $29,617 and $155,078 during the nine months ended September 30, 2000, and 1999, respectively, primarily through net income, and in 1999, through sales of trading securities in excess of purchases.

   The Company's investing activities provided (used) cash totaling $786,167 and $(45,343) during the nine months ended September 30, 2000, and 1999, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by principal payments received on securities available-for-sale and proceeds from sales of securities available-for-sale.

   The Company's financing activities used cash of $824,652 during the nine months ended September 30, 2000, primarily to reduce the level of borrowings assumed in the CORE Cap merger and to pay distributions. The Company's financing activities used cash of $101,128 during the nine months ended September 30, 1999 primarily to reduce the level of short-term borrowings and to pay distributions.

   Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

   The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of September 30, 2000 and December 31, 1999, the Company was in compliance with all such covenants.

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

   All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of September 30, 2000. Actual results could differ significantly from these estimates.

 PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
         GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS


--------------------------------------------------------
          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -300                        11.8%
             -200                        8.9%
             -100                        4.9%
          Base Case                        0
             +100                       (5.9)%
             +200                       (12.8)%
             +300                       (20.7)%


PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
              GIVEN CREDIT SPREAD MOVEMENTS


--------------------------------------------------------
          Change in               Projected Change in
       Credit Spreads,                 Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -300                        52.9%
             -200                        34.5%
             -100                        16.9%
          Base Case                        0
             +100                       (16.1)%
             +200                       (31.5)%
             +300                       (46.2)%

PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                    GIVEN LIBOR MOVEMENTS


---------------------------------------------------------
                                  Projected Change in
       Change in LIBOR,                Portfolio
       +/- Basis Points           Net Interest Income
------------------------------- -------------------------
             -200                        12.9%
             -100                         6.4%
          Base Case                        0
             +100                        (6.4)%
             +200                       (12.9)%

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

   For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield from approximately 10.05% to approximately 8.40%. This would reduce GAAP income going forward and cause a significant write down in assets at the time the loss assumption is changed.

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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of September 30, 2000, the Company's duration on equity was approximately 5.7 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 5.7%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility.

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

   FORWARD-LOOKING STATEMENTS: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward looking statements are contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-32155), as filed with the SEC on March 10, 2000 and in the Company's Registration Statement on Form S-4 (File No.333-33596), as filed with the SEC on March 30, 2000, as amended by Amendment No.1 to the Company's Registration Statement on Form S-4, as filed with the SEC on April 11, 2000. The Company hereby incorporates by reference those risk factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At September 30, 2000 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

   Item 2.      Changes in Securities and Use of Proceeds

   None.

   Item 3.     Defaults Upon Senior Securities

   Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   None.

   Item 5.     Other Information

   None.

   Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27.1 - Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         None.


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ANTHRACITE CAPITAL, INC.



Dated:  November 13, 2000      By: /s/  Hugh R. Frater
                                   ---------------------
                                   Name: Hugh R. Frater
                                   Title:President and Chief Executive Officer
                                          (authorized officer of registrant)





Dated:  November 13, 2000      By: /s/ Richard M. Shea
                                   ---------------------
                                   Name: Richard M. Shea
                                   Title: Chief Operating Officer and Chief
                                          Financial Officer
                                          (principal accounting officer)