Form 10-K
period 2000-12-31
ANTHRACITE CAPITAL INC
filed 2001-04-02
CIK 1050112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark one)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: ________ to ________

                       Commission File No. 001-13937

                          ANTHRACITE CAPITAL, INC.
           (Exact name of Registrant as specified in its charter)

                 MARYLAND                                  13-3978906
                 --------                                  ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


              345 Park Avenue
                29th Floor
             New York, New York                             10154
             ------------------                             -----
(Address of principal executive office)                   (Zip Code)

                               (212) 409-3333
                               --------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.001 PAR VALUE             NEW YORK STOCK EXCHANGE (NYSE)
   (Title of each class)                   (Name of each exchange on
                                               which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2001, the aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price of $9.65 as reported on the New York Stock Exchange as of the close of business on March 28, 2001: $287,492,964 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 28, 2001 was 29,792,017 shares.




                 ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                        2000 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS
                             -----------------
                                                                      PAGE
                                  PART I

Item 1.     Business                                                    4
Item 2.     Properties                                                 19
Item 3.     Legal Proceedings                                          19
Item 4.     Submission of Matters to a Vote of
            Security Holders                                           19

                                  PART II

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters                            20
Item 6.     Selected Financial Data                                    20
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              21
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk                                                37
Item 8.     Financial Statements and Supplementary Data                41
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                     74

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant         75
Item 11.    Executive Compensation                                     75
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                      75
Item 13.    Certain Relationships and Related Transactions             75

                                  PART IV

Item 14.    Exhibits                                                   75
            Signatures                                                 76




         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained herein are not, and certain statements contained in future filings by Anthracite Capital, Inc. (the "Company") with the SEC, in the Company's press releases or in the Company's other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                   PART I

ITEM 1.     BUSINESS

All dollar figures expressed herein are expressed in thousands, except per share amounts.

GENERAL

Anthracite Capital, Inc. (the "Company"), a Maryland corporation is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust, therefore, its income is largely exempt from corporate taxation. This allows the Company to generate a higher level of earnings than otherwise attainable by a taxable finance company making similar investments. The Company commenced operations on March 24, 1998.

In the past five years the real estate finance markets have evolved significantly as the capital markets play a larger role along with the traditional commercial banking sources of capital. This has created opportunities for companies that have expertise in both areas. The Company's external manager, BlackRock Financial Management, Inc. (the "Manager" or "BlackRock"), provides significant experience in traditional real estate loan origination and servicing along with capital markets, investing and risk management expertise.

The Company's three business activities are (i) originating high yield commercial real estate loans, (ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and (iii) acquiring investment grade real estate related securities.

This represents an integrated strategy where each line of business supports the others and creates additional value for shareholders over and above operating each line in isolation. The commercial real estate loans provide high risk adjusted returns for shorter periods of time, the CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, and the investment grade securities investments is an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

These strategies are pursued within an aggregate risk management framework that seeks to limit the exposure of the Company's equity and earnings to changes in interest rates and other exogenous factors beyond the Company's control.

The day-to-day operations of the Company are managed by BlackRock, subject to the direction and oversight of the Company's board of directors (the "Board of Directors"). The Manager is a wholly owned subsidiary of BlackRock, Inc., which is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "BLK". BlackRock, Inc. is 70% owned by PNC Bank, National Association ("PNC Bank"), which is itself a wholly owned subsidiary of PNC Bank Corp (NYSE: PNC). Established in 1988, the Manager is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and is one of the largest investment management firms in the United States. The Manager, in its discretion, subject to the supervision of the Board of Directors, evaluates and monitors the Company's assets and how long such assets should be held in the Company's portfolio. The Manager is permitted to actively manage the Company's assets, and such assets may or may not be held to maturity. Although the Company intends to manage its assets actively, it does not intend to acquire, hold or sell assets in such a manner that such assets would be characterized as dealer property for Federal income tax purposes.

Commercial Real Estate Loans

High yield commercial real estate loan originations represent the Company's efforts to take advantage of opportunities in the real estate finance markets on a targeted basis. The traditional first lien real estate lender has shifted its focus to originating loans that can be sold into a securitization in the capital markets. To achieve the best execution for this strategy first lien lenders will generally reduce their loan to value ratios. Borrowers continue to require the same leverage to achieve their required equity returns, so alternative sources of capital are needed fill the financing gap between the first lien lender and the borrower's equity. The Company's high yield commercial real estate loan originations, also known as mezzanine loans, fill this gap on a secured basis at very attractive prices and terms. An effective mezzanine-lending program can achieve superior risk adjusted returns versus alternative investments.

The type of investments in this class include loans secured by second mortgages, subordinated participations in first mortgages, loans secured by partnership interests and preferred equity interests in real estate limited partnerships. The weighted average life of these investments is generally two to three years and average leverage is 1:1 debt to capital generally funded with the debt coterminous with the investment. These investments have fixed or floating rate coupons, and some provide additional earnings through an IRR look back or profit participation.

The Company performs significant due diligence before making investments to evaluate risks and opportunities in this sector. The Company generally focuses on strong sponsorship, attractive real estate fundamentals, pricing and structural characteristics that provide significant control over the underlying asset.

At December 31, 2000 the Company owned eight separate mezzanine investments with an average investment of $20,000 and is focused on adding to this on a strategic basis. The real estate underlying each of the Company's mezzanine investments is performing better than underwritten expectations. The typical current returns on Company's equity range from 18% - 20% with additional earning potential from profit participations and IRR return look back features. This asset class earns a high yield and allows the Company to maintain flexibility to move quickly in search of the highest risk adjusted returns.

Commercial Mortgage Backed Securities

The Company owns below investment grade classes of six different CMBS and has been an active bidder for this asset class. These CMBS investments are fixed rate securities backed by pools of first mortgage loans on commercial real estate assets located across the country. Owning commercial real estate loans in this form allows the company to earn attractive loss adjusted returns while achieving significant diversification across geographic areas and property types. The total par amount of these investments is $605,909, the total fair market value at year-end was $288,686 representing an average dollar price of 47.65. The unlevered yield on this portfolio is approximately 10.43% before adjusting for expected losses and 9.78% on a loss-adjusted basis. The Company anticipates receiving approximately two-thirds of its stated par amount with the remainder representing assumed credit losses. Income is reported to shareholders after taking into account this assumed credit losses.

The Company uses a sophisticated Intranet based performance monitoring system to track the credit experience of the loans in the CMBS pools. The Company receives remittance reports monthly and can closely monitor any delinquent loans or other issues that may affect the performance of the loans. The Company also reviews its credit assumptions on quarterly basis using updated debt service coverage information on each loan in the pools and reviewing economic trends on both a national and regional level.

Investment Grade Real Estate Related Securities

A key element in managing the risk of a portfolio of mezzanine loans and below investment grade CMBS is to maintain sufficient liquid assets to support these investments during periods of reduced liquidity in the financial markets. This portfolio is generally comprised of government guaranteed residential fixed rate and adjustable rate mortgages and BBB or higher rated commercial mortgage backed securities. The portfolio is typically maintained at 50% of total assets or 20%-25% of the Company's equity (net of financing) and provides a ready source of cash that can be used to support the Company's other investment operations, if needed. This allows the Company to earn attractive returns on equity while still maintaining significant liquidity. This portfolio is leveraged more than the mezzanine and CMBS portfolios but significantly lower than a typical investment grade portfolio.

At December 31, 2000 the Company's assets were allocated among these three categories as follows:


                                                                   PERCENT OF  DEBT TO
                                                                    INVESTED   CAPITAL
                                  ASSETS  LIABILITIES     NET        CAPITAL    RATIO
                                  ------  -----------  ----------  ----------  -------
  Cash and liquidity portfolio   $562,327  $479,070      $83,257      28.2%     5.75

  Below investment grade CMBS     288,686   161,608      127,078      43.0%     1.27

  Mezzanine loans and Joint
    Ventures                      163,541    78,664       84,877      28.8%     0.93
                                ---------  ---------   ----------  ----------  -------
  Total Invested Assets         1,014,554   719,342      295,212     100.0%     2.44
                                =========  =========   ==========  ==========  =======


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

MORTGAGE BACKED SECURITIES. The Company acquires both investment grade and non-investment grade classes of MBS from various sources. MBS typically are divided into two or more interests, sometimes called "tranches" or "classes." The senior classes are often securities which, if rated, would have ratings ranging from low investment grade "BBB" to higher investment grades "A," "AA" or "AAA." The junior, subordinated classes typically would include one or more non-investment grade classes, which, if rated, would have ratings below investment grade "BBB." Such subordinated classes also typically include an unrated higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans).

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

The Company acquires both CMBS and RMBS. The mortgage collateral supporting CMBS may be pools of whole loans or other MBS, or both. Unlike RMBS, which typically are collateralized by thousands of single-family mortgage loans, CMBS are collateralized generally by a more limited number of commercial or multifamily mortgage loans with larger principal balances than those of single-family mortgage loans. As a result, a loss on a single mortgage loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the subordinated MBS in such CMBS.

MORTGAGE LOANS. The Company acquires or originates fixed and adjustable-rate mortgage loans secured by senior, mezzanine or subordinate liens on multifamily residential, commercial, single-family (one-to-four unit) residential or other real property as a significant part of its investment strategy. ("Mortgage Loan")

Mortgage loans may be originated by or purchased from various suppliers of mortgage assets throughout the United States and abroad, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Company acquires mortgage loans directly from originators and from entities holding mortgage loans originated by others. The Company also originates its own mortgage loans, particularly on mezzanine financing of mortgage loans and real property portfolios.

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

Typically in a mezzanine mortgage loan, as security for its debt to the Company, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. By borrowing against the additional value in their properties, the property owners obtain an additional level of liquidity to apply to property improve-ments or alternative uses. Mezzanine mortgage loans generally provide the Company with the right to receive a stated interest rate on the loan balance plus various commitment and/or exit fees. In certain instances, subject to the REIT Provisions of the Internal Revenue Code of 1986 (the "Code"), the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. Alternatively, the mezzanine mortgage loans can take the form of a non-voting preferred equity investment in a single purpose entity borrower with substan-tially similar terms.

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

MULTIFAMILY AND COMMERCIAL REAL PROPERTIES. The Company believes that under appropri-ate circumstances the acquisition of multifamily and commercial real properties may offer significant opportunities to the Company. The Company's policy is to conduct an investigation and evaluation of the real properties in a portfolio of real properties before purchasing such a portfolio. Prior to purchasing real estate related assets, the Manager generally will identify and contact real estate brokers and/or appraisers in the relevant market areas to obtain rent and sale comparables for the assets in a portfolio contemplated to be acquired. This information is used to supplement due diligence performed by the Manager's employees.

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

Pass-Through Certificates. The Company's investments in mortgage assets are currently and expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of pass-through certificates issued by FNMA, FHLMC and GNMA, as well as privately issued adjustable-rate and fixed-rate mortgage pass-through certificates. The Pass-Through Certificates to be acquired by the Company will represent interests in mortgages that will be secured by liens on single-family (one-to-four units) residential properties, multifamily residential properties, and commercial properties. Pass-Through Certificates backed by adjustable-rate Mortgage Loans are subject to lifetime interest rate caps and to periodic interest rate caps that limit the amount an interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. In a period of increasing interest rates, the Company could experience a decrease in net income or incur losses because the interest rates on its borrowings could exceed the interest rates on adjustable-rate Pass-Through Certificates owned by the Company. The impact on net income of such interest rate changes will depend on the adjustment features of the mortgage assets owned by the Company, the maturity schedules of the Company's borrowings and related hedging.

Privately Issued Pass-Through Certificates. Privately Issued Pass-Through Certificates are structured similar to the FNMA, FHLMC and GNMA pass-through certificates discussed below and are issued by originators of and investors in Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately Issued Pass-Through Certificates are usually backed by a pool of conventional Mortgage Loans and are generally structured with credit enhancement such as pool insurance or subordination. However, Privately Issued Pass-Through Certificates are typically not guaranteed by an entity having the credit status of FNMA, FHLMC or GNMA guaranteed obliga-tions.

FNMA Certificates. FNMA is a federally chartered and privately owned corporation. FNMA provides funds to the mortgage market primarily by purchasing Mortgage Loans on homes from local lenders, thereby replenishing their funds for additional lending.

FNMA Certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. The original terms to maturity of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA adjustable-rate certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index, LIBOR and other indices. Interest rates paid on fully-indexed FNMA adjustable-rate certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of FNMA adjustable-rate certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include Mortgage Loans, which allow the borrower to convert the adjustable mortgage interest rate of its adjustable-rate Mortgage Loan to a fixed rate. Adjustable-rate Mortgage Loans which are converted into fixed rate Mortgage Loans are repurchased by FNMA, or by the seller of such loans to FNMA, at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment.

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

Collateralized Mortgage Obligations (CMOs). The Company invests, from time to time, in adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other mortgage assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgages Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internal leverage formulas that may make the CMO class especially sensitive to interest rate or prepayment risk.

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

Mortgage Derivatives. The Company invests in Mortgage Derivatives, including Interest-Only securities (IOs), Inverse IOs, Sub IOs and floating rate derivatives, as market conditions warrant. Mortgage Deriva-tives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event that prepayments on such Mortgage Loans occur more frequently than antici-pated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportional amount of principal, i.e., POs, would be likely to increase in the event of rapid prepayments.

Some IOs in which the Company may invest, such as Inverse IOs, bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specific index. The yield to maturity of an Inverse IO is extremely sensitive to changes in the related index. The Company also may invest in inverse floating rate Mortgage Derivatives, which are similar in structure and risk to Inverse IOs, except they generally are issued with a greater stated principal amount than Inverse IOs.

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

Similar to CMBS, investments in FHA and GNMA Project Loans will be collateralized by a more limited number of loans, with larger average principal balances, than RMBS, and will therefore be subject to greater performance variability. Loan participations are most often backed by a single FHA-insured loan. Pools of insured loans, while more diverse, still provide much less diversification than pools of single-family loans.

FHA insured loans will be reviewed on a case by case basis to identify and analyze risk factors, which may materially impact investment performance. Property-specific data such as debt service coverage ratios, loan-to-value ratios, HUD inspection reports, HUD financial statements and rental subsidies will be analyzed in determining the appropriateness of a loan for investment purposes. The Manager will also rely on the FHA insurance contracts and their anticipated impact on investment performance in evaluating and managing the investment risks. FHA insurance covers 99% of the principal balance of the underlying project loans. Additional GNMA credit enhancement may cover 100% of the principal balance.

Other. The Company may invest in fixed-income securities that are not mortgage assets, including securities issued by corporations or issued or guaranteed by U.S. or sovereign foreign entities, loan participations, emerging market debt, high yield debt and collateralized bond obliga-tions.

HEDGING ACTIVITIES

The Company enters into hedging transactions to protect its investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, Mortgage Derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging mortgages and mortgage-related assets with these types of instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The Company will enter into these transactions only with counterparties with long-term debt rated "A" or better by at least one nationally recognized statistical rating organization. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default, which may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. Although generally the Company will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

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

As of December 31, 2000, the Company's hedging transactions outstanding consisted of forward currency exchange contracts pursuant to which the Company agreed to exchange 8,000 (pounds sterling) for $12,137 (U.S. dollars) on January 18, 2001. On January 18, 2001, the Company agreed to exchange 8,000 (pounds sterling) for $11,782 on July 18, 2001. As of December 31, 1999, the Company agreed to exchange 8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. Upon the maturity of this contract, the Company entered into a similar forward currency exchange contract. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was an asset of $749 and a liability of $(221) at December 31, 2000 and 1999, respectively, which was recognized as a addition (reduction) of net foreign currency gains (losses).

As of December 31, 1999, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 2000, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bonds and Notes, respectively. Realized gains and losses on closed contracts are recognized as a net adjustment to the basis of the hedged security. The estimated fair value of these contracts was approximately $1,925 at December 31, 1999 and is included in the carrying value of the hedged available for sale securities. At December 31, 2000 the Company did not have outstanding U.S. Treasury future contracts which were considered hedging instruments.

Interest rate swap agreements as of December 31, 2000 consisted of the following:

                          Notional   Estimated   Unamortized   Average
                            Value    Fair Value     Cost      Remaining
                                                                 Term
                         ------------------------------------------------------
 Interest rate swap       $ 226,000  $(12,505)     $9,471     19.3 years
 agreements


The Company did not have interest rate swap agreements at December 31, 1999.

FINANCING AND LEVERAGE

The Company has financed its assets with the net proceeds of its initial public and secondary offerings, through the issuance of preferred stock, through short-term borrowings under repurchase agreements, and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities, and unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that gives the Manager extensive discretion as to the amount of leverage to be employed, depending on the Manager's assessment of acceptable risk and consistent with the nature of the assets then held by the Company, subject to periodic review by the Company's Board of Directors. At December 31, 2000 and 1999, the Company's debt-to-equity ratio for at-risk assets was approximately 3.2 to 1 and 3.0 to 1, respectively. The Company anticipates that it will maintain debt-to-equity ratios for at-risk assets of between 2.5 to 1 and 4.5 to 1 in the foreseeable future, although this ratio may be higher or lower from time to time. The Company considers its at-risk assets to be its core strategy operating portfolio and its non-core strategy liquidity portfolio. The Company's indebtedness policy may be changed by the Board of Directors in the future.

In September 2000, the Company closed a $200,000, one-year term facility with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which will be used to finance the Company's residential loan pools. As of December 31, 2000 outstanding borrowings were $37,253. Outstanding borrowings under this facility bear interest at a LIBOR based variable rate.

The Company has another agreeme nt with Merrill Lynch, which permits the Company to borrow up to $200,000. As of December 31, 2000 and December 31, 1999, the outstanding borrowings under this line of credit were $63,453, and $64,575 respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. On January 15, 2001, the facility was renewed for a twelve-month period.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 Santa Monica Loan. As of December 31, 2000 and December 31, 1999, the Company had drawn $17,500 and $14,131, respectively, under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

On July 19, 1999, the Company entered into an $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2000 and December 31, 1999, the outstanding borrowings under this facility were $53,810 and $5,022, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

At the time of the CORE Cap acquisition, CORE Cap was a party to commercial paper facility agreements with each of ABN Amro and Societe Generele which were used to finance residential and commercial loans, which are used to collateralize borrowings under the facilities. Following the CORE Cap acquisition, the Company has elected to renew the facility with ABN Amro, which facility is in the amount of $200,000, matures on June 18, 2001, and bears interest at a variable based LIBOR rate. As of December 31, 2000, outstanding borrowing under the ABN Amro facility was $30,115. Following the CORE Cap acquisition, the Company did not renew the facility with Societe Generale.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2000 the Company was in compliance with all such covenants.

On December 2, 1999 the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The new series of Preferred Stock carries a 10.5% coupon and is convertible into Common Stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated for $28.50 per share. If converted, the Preferred Stock would convert into approximately 4,000,000 shares of the Company's common stock.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of $5,000.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale which are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's collateralized borrowings at December 31, 2000 is summarized as follows:


                                                  Lines of         Reverse            Total
                                                 Credit and      Repurchase       Collateralized
                                                 Term Loans      Agreements         Borrowings
                                                -------------------------------------------------
Outstanding borrowings                            $202,130         $517,212          $719,342
Weighted average borrowing rate                      7.68%            6.57%             6.88%
Weighted average remaining maturity               152 Days          22 Days           57 Days
Estimated fair value of assets pledged            $354,108         $588,657          $942,765



At December 31, 2000, $23,128 of borrowings outstanding under the line of credit was denominated in pounds sterling, and interest payable is based on sterling LIBOR.

At December 31, 2000, the Company's collateralized borrowings had the following remaining maturities:
                                Lines of Credit     Reverse         Total
                                 and Term Loan     Repurchase   Collateralized
                                                   Agreements     Borrowings
                                -----------------------------------------------
Within 30 days                        $63,453      $376,588         $440,041
31 to 59 days                               -       140,624          140,624
Over 60 days                          138,677             -          138,677
                                -----------------------------------------------
                                     $202,130      $517,212         $719,342
                                ===============================================


As of December 31, 2000, $131,190 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $162,747 and $136,547 was available under each of the Company's $200,000 term facilities with Merrill Lynch.

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

In order to maintain the Company's REIT status, the Company generally intends to distribute to stockholders aggregate dividends equaling at least 95% of its taxable income each year or 90% for years ending after 2000.

REGULATION

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC) and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, certain of the Company's interests in agency pass-through and mortgage-backed securities and agency insured project loans are Qualifying Interests. In general, the Company will acquire subordinated CMBS only when such mortgage securities are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebted-ness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

MANAGEMENT AGREEMENT

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), pursuant to which, the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The initial two year term of the Management Agreement was to expire on March 20, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the approval of a majority of the unaffiliated directors, on terms similar to the prior agreement. The Manager primarily engages in three activities on behalf of the Company: (i) acquiring and originating mortgage loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; and (iii) capital management, structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

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

TAXATION OF THE COMPANY

The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1998, and the Company intends to continue to operate in a manner consistent with the REIT Provisions of the Code. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

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


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000, through the solicitation of proxies or otherwise.




                                PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's Common Stock has been listed and is traded on the New York Stock Exchange under the symbol "AHR" since the initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's Common Stock and the distributions declared by the Company with respect to the periods indicated as were traded during these respective time periods.

                                                        Last    Dividends
1999                                  High      Low     Sale    Declared
- ----                                  ----      ---     ----    --------

First Quarter                        7.938     6.38     7.50       .29
Second Quarter                       7.689     6.5      6.563      .29
Third Quarter                        7.125     6.50     6.875      .29
Fourth Quarter                       6.938     6.00     6.375      .29

2000
- ----

First Quarter                        7.50      6.25     7.125      .29
Second Quarter                       7.625     6.625    7.125      .29
Third Quarter                        8.625     6.813    8.125      .29
Fourth Quarter                       8.188     7.125    7.750      .30

2001
- ----

First Quarter through March 28, 2001  9.91     7.50     9.65       .30



      On March 28, 2001, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $9.65. As of March 28, 2001, there were approximately 193 record holders of the common stock and 22 record holders of the Preferred Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 2000 and 1999, and the period March 24, 1998 (commencement of operations) through December 31, 1998 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".



                                        For the Year        For the Year  March 24, 1998
(In thousands, except per share data)       Ended              Ended          through
                                         December 31,       December 31,   December 31,
                                           2000                 1999           1998
- ----------------------------------------------------------------------------------------

Operating Data:
- --------------
Total income                                 $97,642         $57,511        $46,055
Expenses                                      60,839          33,280         29,004
Other gains (losses)                           2,523           2,442       (18,440)
Net income (loss)                             39,326          26,673        (1,389)
Net income (loss) available to common
shareholders                                  32,261          26,389        (1,389)

Per Share Data:
- --------------
Net income (loss):
      Basic                                     1.37            1.27         (0.07)
      Diluted                                   1.28            1.26         (0.07)
Dividends declared per common share             1.17            1.16            .92

Balance Sheet Data:
- ------------------
Total assets                               1,033,651         679,662        956,395
Total liabilities                            760,993         481,379        774,666
Total stockholders' equity                   242,254         168,261        181,729
Redeemable convertible preferred stock        30,404          30,022              -


The net loss in 1998 reflects realized losses of $18,262 resulting from the sale of a substantial portion of the Company's available for sales securities and termination of an interest rate swap agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

GENERAL:

The Company's primary long-term objective is to produce high risk-adjusted dividends for shareholders supported by operating earnings determined under generally accepted accounting principals ("GAAP") before realized gains and hedging adjustments. Strong GAAP operating earnings are primarily maintained by consistent credit performance on the Company's investments and diversification and consistency of the Company's liability structures. In order to achieve these objectives the Company is focused on increasing its size and capital base because this should lead to both increased diversification of credit exposures and improved diversification of financing sources and structures. Where increased size can be achieved with limited dilution to common shareholders the Company will pursue it aggressively.

In 2000 the Company focused on maintaining liquidity, increasing capital base and reducing risk where feasible. During the year the Company's cash and liquid assets portfolio increased by 29% and its capital base increased by 45%, both due primarily to the merger with CORE Cap Inc. An increase in hedging activity brought the Company's equity duration down from 9.3 years at December 31, 1999 to 4.5 years at December 31, 2000. Equity duration is the sensitivity of an assets value to changes in interest rates. This combination of accomplishments permitted the Company to increase GAAP earnings despite rising short-term interest rates. After paying out a $0.29 per share dividend for eight consecutive quarters the rising earnings level was able to support an increased dividend payout declared in the fourth quarter of $0.30 per share.

On May 15, 2000 the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,000 shares of its common stock and 2,261,000 shares of its series B preferred stock. This transaction increased the total equity capital of the Company by $75,407. Immediately before the transaction CORE Cap owned a portfolio of investment grade real estate related securities. During the remainder of 2000 the Company sold off most of these assets and redeployed the proceeds into high yielding commercial real estate loans and preferred equity interests in partnerships that own commercial office properties.

The most significant aspect of the transaction was the issuance of the Series B 10% perpetual, convertible preferred stock. The conversion price is $17.09 per share of AHR common stock. This represents permanent fixed rate capital at terms well below what would otherwise be available in the capital markets. While the liquidation preference of the stock is $56,525 the low coupon and high conversion price reduces the market value to 76.08% of that amount, or $43,004. This represents a discount of $13,521, which accrues to the benefit of the Anthracite common shareholders. The market value of the assets purchased was determined based on market bids and validated by significant sales. Therefore, the net asset value of the CORE Cap portfolio exceeded the value of the consideration paid by the Company.

MARKET CONDITIONS RELEVANT TO COMPANY PERFORMANCE:

Commercial Real Estate Credit: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 transactions to be the most relevant measure of market conditions applicable to its below investment grade CMBS holdings. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. The delinquency statistics are shown in the table below:

- ---------------------------------------------------------------------------------------
           LEHMAN BROTHERS CONDUIT GUIDE FOR    LEHMAN BROTHERS CONDUIT GUIDE FOR ALL
                   1998 TRANSACTIONS                        TRANSACTIONS
- ---------------------------------------------------------------------------------------
  DATE      NUMBER OF    COLLATERAL      %        NUMBER OF    COLLATERAL       %
         SECURITIZATIONS  BALANCE   DELINQUENT SECURITIZATIONS   BALANCE   DELINQUENT
- ---------------------------------------------------------------------------------------
12/31/00       41       $52,890,768    0.77%         180      $158,597,044    0.77%
- ---------------------------------------------------------------------------------------
12/31/99       41        54,338,032    0.47%         147       131,892,534    0.51%
- ---------------------------------------------------------------------------------------
12/31/98       38        53,256,049    0.17%         106       94,839,000     0.34%
- ---------------------------------------------------------------------------------------


Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 1999 the MSDW delinquencies on 117 securitizations was 0.89%. As of December 31, 2000 this same index tracked 144 securitizations with delinquencies of 1.01%. See the section titled "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Real Estate: Against the backdrop of a slowing U.S. economy, the majority of markets remain near equilibrium. During 2000, demand was strong enough to absorb new supply and cause rent increases. Demand is expected to slow from the levels seen in 2000 but construction is also projected to slow for most, but not all, property types. Most market are expected to remain in balance while selected property types and markets may experience slower demand and reduced rent growth.

Real Estate Capital Markets: Commercial real estate debt securities continued to exhibit modest spread tightening. This was due in part to low CMBS defaults relative to corporate bond defaults and growing use of CMBS in Collateralized Bond Obligations. Low default experience for CMBS has also led rating agencies to reduce levels of subordination required to support a designated credit rating. These lower credit support requirements have been applied to CMBS transactions issued in 1999 and 2000. Rating agencies have cited several factors to explain the reduction in credit support levels. CMBS collateral performance has been strong for the past seven years as measured by the MSDW index; furthermore the American Council of Life Insurers ("ACLI") data also shows historically low levels of commercial mortgage defaults. Rating agencies, most recently Fitch, have also noted the low level of defaults and delinquencies among CMBS relative to the rising levels of corporate bond defaults. When default rates are compared across bonds of the same rating, the conclusion is that ratings in prior years were conservative relative to the risk.

CMBS credit spreads remain at historically wide levels despite continued strength in the commercial real estate credit markets. Corporate high yield spreads widened considerably at the end of 2000. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.

                                Average Credit Spreads (in basis points)*
                               ------------------------------------------

                               BB CMBS        BB Corporate      Difference
                               -------        ------------      ----------
    As of December 31, 2000    558            523               35
    As of December 31, 1999    550            349               201

                               B CMBS         B Corporate       Difference
                               ------         -----------       ----------
    As of December 31, 2000    987            978               9
    As of December 31, 1999    915            496               419


*  Source - Lehman Brothers CMBS High Yield Index & Lehman
Brothers High Yield Index

Interest Rates: During 2000 the yield on the ten-year U.S. Treasury Note dropped by 133 basis points from 6.44% to 5.11%. Short-term rates increased, as one month LIBOR increased by 74 basis points from 5.82% to 6.56%. Throughout the first three quarters of 2000 the Federal Reserve Board's concern about inflation kept upward pressure on short-term rates. Evidence of a slowing economy began to surface during the fourth quarter. At the beginning of 2001 the Fed began a dramatic reversal of short-term policy by reducing rates in 50 basis points increments. By the end of March 2001 the Fed had reduced short-term rates by 150 basis points. This caused one month LIBOR to drop to 5.05% by March 21, 2001. See below the section titled, "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how interest rates and spreads affect the Company.

EFFECT OF MARKET CONDITIONS ON COMPANY PERFORMANCE:

Commercial Mortgage Backed Securities

The Company's below investment grade CMBS represent approximately $602,759 of par collateralized by underlying pools of first lien commercial mortgages. The CMBS owned by the Company include 1,765 loans with an aggregate principal balance of over $9.1 billion as of December 31, 2000. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

In underwriting loans, the Company performs site inspections and/or desktop reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool. An assumption of expected losses is developed and the securities are priced accordingly. Earnings are reported net of the assumption that credit losses will occur. Through December 31, 2000 the Company had expected to incur realized losses of approximately $1,800 and has actually incurred losses of approximately $1,600. Over the life of the portfolio the Company expects to realize principal losses on CMBS collateral of approximately $150,000 and lost coupon cash flow of approximately $70,000.

The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. During 2000 the Company did not add CMBS so the change in exposures is not significant. The comparative profiles of the loans underlying the Company's CMBS by property type are:

- ------------------------------------------------------------------
                    12/31/00                 12/31/99
                    EXPOSURE                 EXPOSURE
- ------------------------------------------------------------------
PROPERTY TYPE   LOAN BALANCE   % OF TOTAL  LOAN BALANCE  % OF TOTAL
- ------------------------------------------------------------------
Multifamily       $3,176,330       34.7%   $3,258,741       34.9%
Retail             2,429,959       26.6%    2,467,237       26.6%
Office             1,724,130       18.9%    1,751,756       18.8%
Lodging              861,094        9.4%      877,945        9.4%
Industrial           547,037        6.0%      561,406        6.0%
Healthcare           367,989        4.2%      376,733        4.0%
Parking               30,608        0.2%       30,937        0.3%
- ------------------------------------------------------------------
TOTAL             $9,137,150        100%    9,324,761        100%
- ------------------------------------------------------------------


Active monitoring of loan performance is a critical function that is performed via electronic uploads of information gathered from the loan servicers, PNC Bank and external data providers. This worldwide web ("Web") based system allows the Company to monitor payments, debt service coverage ratios, regional economic statistics, general real estate market trends and other relevant factors.

The Company also uses the Web-based system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop.

The following table shows the comparison of delinquencies:

- -----------------------------------------------------------------------------------------------
                                         2000                            1999
- -----------------------------------------------------------------------------------------------
                                         NUMBER OF     % OF               NUMBER OF    % OF
                             PRINCIPAL     LOANS    COLLATERAL  PRINCIPAL   LOANS    COLLATERAL
- -----------------------------------------------------------------------------------------------
Past due 30 days to 60 days    $6,319        3         0.07%     $2,936       2         0.03%
- -----------------------------------------------------------------------------------------------
Past due 60 days to 90 days     7,963        2         0.09%     13,522       3         0.14%
- -----------------------------------------------------------------------------------------------
Past due 90 days or more       28,526        5         0.31%     34,631       6         0.37%
- -----------------------------------------------------------------------------------------------
Resolved loans                      0        0         0.00%     22,296       1         0.24%
- -----------------------------------------------------------------------------------------------
Real Estate owned              10,145        2         0.11%          0       0         0.00%
- -----------------------------------------------------------------------------------------------
TOTAL DELINQUENT              $52,953       12         0.58%    $73,385      12         0.78%
- -----------------------------------------------------------------------------------------------
TOTAL PRINCIPAL BALANCE    $9,137,150    1,765               $9,324,761   1,771
- -----------------------------------------------------------------------------------------------


Of the 12 delinquent loans as of December 31, 2000, three were delinquent due to technical reasons, two were REO and being marketed for sale, three were in foreclosure, and the remaining four loans were in some form of workout negotiations. One of the loans in foreclosure is the subject of litigation with the loan seller. The matter involves a significant breach of representations and warranties made when the loan was contributed to the securitization transaction. The Company caused the loan trust to file a claim against the seller for representing that a loan secured by a limited service hotel in Phoenix, AZ was a flagged hotel when, in fact, it was not. The Company believes strongly in the merits of the breach claim and has caused the special servicer to institute legal action against the loan seller.

The Company's delinquency experience of 0.58% is slightly better than the 0.77% for directly comparable collateral experience shown in the Lehman Brothers Conduit Guide for 1998 Transactions.

During 2000 the Company also experienced early payoffs of $81,695, representing 0.89% of the year-end pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

Subsequent to December 31, 2000, two of the 12 delinquent loans were brought current. Additionally, three other loans with a total balance of $38,848 were paid off at par with no loss to the Company.

The unrealized loss on the Company's holdings of CMBS at December 31, 2000 was $87,899. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of December 31, 2000 represents approximately 62% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of December 31, 2000 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded. This would negatively affect the market value and liquidity of the portfolio.

Investment Grade Real Estate Related Securities

As part of the acquisition of CORE Cap, Inc., in 2000 the Company inherited three securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC"). The Securities were the class B, C and D securities issued by the FMAC T1998 - BA trust. The respective credit ratings at the date of acquisition were AA, A and BBB. The Company sold the BBB rated class D security immediately after the acquisition.

The trust is collateralized by loans on 365 properties to 75 borrowers. The quality of information provided by the servicer on underlying collateral has been poor. In October 2000 the Company sold 50% of its position in class C and recognized a loss of $991. Information on the collateral continues to be poor and in March 2001 class B was downgraded to A and class C was downgraded to BB. This will cause the prices of these bonds to be marked down further at March 31, 2001. The Company's current strategy is to force the servicer to provide timely and accurate information so the bonds may be properly evaluated.


Commercial lending

The Company also owns six mezzanine whole loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial loan portfolio generally emphasizes larger transactions located in metropolitan markets as compared to the loans in the CMBS portfolio. Exposures based on asset type and geography follows:

                               Principal     %      Property    LTV    DSCR
                                Balance               Type
      Location
      --------------------  --------------------------------------------------
      Los Angeles                $22,500   13.8%     Office     78.0% 1.14
      Santa Monica                35,000   21.4      Office     65.0  1.00
      San Francisco               18,000   11.0      Hotel      69.0  1.20
      London*                     32,087   19.6      Hotel      65.0  1.15
      New York City               30,600   18.7      Office     73.0  1.10
      Chicago                     15,000    9.2   Multifamily   90.0  1.10
      Suburban Philadelphia        4,943    3.0      Office     90.0  1.21
      Tallahassee                  5,411    3.3      Office     75.0  1.20
                            ----------------------             ---------------
      Total                     $163,541   100%                 72.0  1.11
                            ----------------------             ---------------


                           Diversification by Asset Type
                           Office                  60.6%
                           Full Service Lodging    30.2%
                           Multifamily              9.2%


* The London Loan is translated into US dollars using the December 29, 2000 sterling exchange rate of 0.668762 (pounds/sterling).

The Los Angeles Loan, a $22,500 subordinate class of a $60,850 loan is secured by the borrower's interest in a 54-story office tower in downtown Los Angeles, California. The loan matures in two years, which may be extended at the borrower's option for two additional years. The Company expects to pay off its balance at maturity.

The Santa Monica Loan is a $35 million second mortgage on an office construction project in Santa Monica, California. The building was completed on time in mid 2000. The building is currently 92% leased at gross rents averaging in the low $40's per square foot. This is higher than the base case expectations at origination. Furthermore, the real estate values for this class of office space in Santa Monica have increased significantly since origination. The borrower sold the property in the first quarter 2001, at which time the Company's loan was repaid.

The San Francisco Loan is an $18,000 mezzanine loan, secured by a lien on the borrower's interest in a full service hotel located in San Francisco, California. The loan matures on May 1, 2003. The Company continues to expect this loan to pay off its balance at maturity.

The London Loan is a 21,459 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London. The operations of the hotels have exceeded expectations. The underlying properties have performed well. As of December 31, 2000 the London Loan was valued at 97.0% of par, an increase from 92.0% of par as of December 31, 1999. The Company continues to expect this loan to pay off its balance at its maturity on June 30, 2002.

The New York City Loan is a $30,600 subordinated participation in a first mortgage secured by a commercial office building located midtown Manhattan. The building is currently 98% leased. The Loan matures in December 2001. The Company continues to expect this loan to pay off its balance at maturity.

The Chicago Loan was a $30,000 mezzanine loan originated in August of 2000. The loan is secured by a second mortgage on a condominium conversion project in Chicago, Illinois, and a first mortgage on an adjacent land parcel, as well as the borrower's partnership interest in the property. The Company originated this loan in September of 2000, for a 24-month term. Condominium unit sales at the project currently exceed expectations. Due to this strong demand the borrower paid off $15,000 of this loan with prepayment penalties in December of 2000. The Company expects this loan to pay off its balance on or prior to maturity.

The suburban Philadelphia investment is a $5,121 preferred equity interest in a partnership that owns two office buildings totaling approximately 190,000 square feet. One property is in the western suburb of Paoli while the other is in the northern suburb of Newtown. The expected life of the investment is three years.

The Tallahassee investment is a $5,149 preferred equity interest in a partnership that owns a 500,000 square foot mixed-use office/retail building. Primary office tenants include various Florida state government agencies on long-term leases. The expected life of the investment is four years.

  Interest Rates

The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. Approximately $137,273 of the Company's assets earn interest at rates that are determined with reference to LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments and hedges, the Company's earnings could be negatively affected. The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.

                                  Ten Year                One month
                                  U.S Treasury Securities LIBOR      Difference
                                  ----------------------- ---------  ----------
   December 31, 2000              5.12%                    6.56%       1.44%
   December 31, 1999              6.44%                    5.82%       0.62%


The increase in LIBOR from December 31, 1999 to December 31, 2000 had a negative impact on the Company's financing costs.




RECENT EVENTS:

Beginning on January 3, 2001 the Federal Reserve Board reversed its policy of increasing short-term interest rates. The Fed reduced rates by 50 basis points on each of January 3, January 31 and March 20, 2001. Each rate reduction was accompanied by a continuing bias towards additional rate eases. The Company benefits from rate reductions because its cost of financing is generally based on one month LIBOR. The Company has partially hedged its exposure to changes in short term interest rates using interest rate swaps. The Company expects earnings to increase as a result of the reductions in short term interest rates.

On February 15, 2001 the Company completed a secondary offering of 4,000,000 common shares at a price of $8.75 per share. On a net basis this raised approximately $33,200 for the Company. On March 13, 2001 the Company issued an additional 600,000 shares of common stock pursuant to the underwriters over allotment option, raising an additional $5,000 of net capital. The effect of each issuance was accretive to the per share book value of the Company's common stock.

In February 2000, 38,300 10% Series B cumulative redeemable convertible preferred shares with a liquidation preference of $958 were converted at the shareholder's option into 56,000 shares of the Company's common stock.

In March 2001, the Company entered into an agreement to sell all of its mortgage loan pools with the settlement to occur in April 2001. There will be a slight gain to the Company.

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

The Company's FFO for the year ended December 31, 2000 and 1999 was $39,326, and $26,673, respectively, which was the same as its reported GAAP net income for the periods. The Company reported cash flows provided by in operating activities of $115,734 and $188,735, cash flows provided by
(used) in investing activities of $883,913 and of $(165,453) and cash flows used in financing activities of $(909,067) and $(2,104) in its statement of cash flows for the year ended December 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2000 was $39,326 or $1.37 per share ($1.28 diluted). Net income for the year ended December 31, 1999 was $26,673, or $1.27 per share ($1.26 diluted). Net loss for the period March 24, 1998 through December 31, 1998 was $1,389, or $0.07 per share (basic and diluted). The increase in income in 2000 from 1999 is primarily due to the fact that the Company raised additional capital and was able to invest at high-risk adjusted yields. The increase in income in 1999 from 1998 is primarily due to significant losses recognized in 1998 resulting from the sale of securities. Further details of the changes are set forth below.

INTEREST INCOME: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average balances during the period.

                                       For the Year Ended December 31, 2000
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                       Income         Balance         Yield
                                  ---------------------------------------------
CMBS                                  $37,619       $372,465        10.10%
Other securities available for sale    37,497        468,177         8.01%
Commercial mortgage loans              14,359        110,287        13.01%
Mortgage loan pools                     6,481         85,501         7.58%
Cash and cash equivalents               1,313         22,189         5.92%
                                  ---------------------------------------------
Total                                 $97,269     $1,058,619         9.19%
                                  =============================================



                                       For the Year Ended December 31, 1999
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                       Income         Balance         Yield
                                  ---------------------------------------------
CMBS                                  $33,788       $354,713         9.53%
Other securities available for sale    14,318        223,410         6.41%
Commercial mortgage loan                5,549         51,787        10.71%
Cash and cash equivalents                 670         11,473         5.84%
                                  ---------------------------------------------
Total                                 $54,325       $641,383         8.47%
                                  =============================================


                                          For the Period March 24, 1998
                                            Through December 31, 1998
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                       Income         Balance         Yield
                                  ---------------------------------------------
Securities available for sale         $42,576       $749,396         7.33%
Commercial mortgage loan                1,432         16,548        11.16%
Cash and cash equivalents                 679         15,552         5.63%
                                  ---------------------------------------------
Total                                 $44,687       $781,496         7.37%
                                  =============================================



In addition to the foregoing, the Company earned $25, $3,186 and $1,368 in interest income from securities held for trading during the years ended December 31, 2000, 1999 and for the period March 24, 1998 through December 31, 1998, respectively, and $348 in earnings from real estate joint ventures during the year ended December 31, 2000.

INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                       For the Year Ended December 31, 2000
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                      Expense         Balance         Rate
                                  ---------------------------------------------
Reverse repurchase agreements         $34,249       $505,893         6.77%
Lines of credit and term loan          16,849        229,863         7.35%
                                  ---------------------------------------------
Total                                 $51,098       $735,756         6.94%
                                  =============================================



                                       For the Year Ended December 31, 1999
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                      Expense         Balance         Rate
                                  ---------------------------------------------
Reverse repurchase agreements         $16,454       $283,322         5.81%
Lines of credit and term loan           5,314         82,540         6.44%
                                  ---------------------------------------------
Total                                 $21,768       $365,862         5.95%
                                  =============================================


                                          For the Period March 24, 1998
                                            Through December 31, 1998
                                  ---------------------------------------------
                                      Interest        Average      Annualized
                                      Expense         Balance         Rate
                                  ---------------------------------------------
Reverse repurchase agreements         $21,932       $482,409         5.86%
Lines of credit borrowings              1,545         26,772         7.44%
                                  ---------------------------------------------
Total                                 $23,477       $509,181         5.95%
                                  =============================================


In addition to the foregoing, the Company incurred $14, $4,108 and $1,288 in interest expense from collateralized borrowings relating to its securities held for trading and securities sold short during the year ended December 31, 2000, 1999 and for the period March 24, 1998 through December 31, 1998, respectively.

NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE PORTFOLIO: The Company considers its portfolio to consist of its securities available for sale, mortgage loan pools, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of liquid investment grade securities to enhance the Company's liquidity.

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


                                                                    For the Period
                              For the Year       For the Year       March 24, 1998
                                 Ended              Ended              Through
                           December 31, 2000  December 31, 1999   December 31, 1998
                           -----------------------------------------------------------
 Interest Income                $97,294            $54,325             $44,687
 Interest Expense               $51,112            $21,768             $23,477
 Net Interest Margin             5.55%              6.02%               3.95%
 Net Interest Spread             3.78%              2.59%                .73%


OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $7,450 for the year ended December 31, 2000 were comprised of base management fees of $6,483 and incentive fees of $967. Management fees of $4,565 and $3,474 for the year ended December 31, 1999 and for the period March 24, 1998 through December 31, 1998, respectively, were comprised solely of the base management fee paid to the Manager for such periods (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for such periods. Other expenses/income-net of $2,277 for the year ended December 31, 2000, and $2,839 for the year ended December 31, 1999, and $765 for the period March 24, 1998 through December 31, 1998, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. Other expenses/income-net in the year 2000 includes the amortization of negative goodwill.

OTHER GAINS (LOSSES): During the year ended December 31, 2000, the Company sold a portion of its securities available for sale for total proceeds of $3,176,357, resulting in a realized gain of $3,212. During the year ended December 31, 1999 the Company sold a portion of its securities available for sale for total proceeds of $47,843, resulting in a realized loss of $516. The loss on sale of securities available for sale of $18,262 for the period March 24, 1998 to December 31, 1998 consisted of a loss of $15,491 on the sale of securities available for sale and $2,771 of associated termination costs on an interest rate swap transaction. The (loss) gain on securities held for trading of $(647), 2,992 and $(231) for the years ended December 31, 2000, 1999 and for the period March 24, 1998 through December 31, 1998, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell Agency RMBS, and financial futures contracts. The foreign currency (loss) gain of $(42), $(34) and $53 for the years ended December 31, 2000, 1999 and for the period March 24, 1998 through December 31, 1998, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

DIVIDENDS DECLARED: During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $27,591 or $1.17 per share, of which $20,050 was paid during the year and $7,541 was paid on January 31, 2001. On March 15, 2001, the Company declared distributions to its shareholders of $.30 per share, payable on April 30, 2001 to shareholders of record on March 30, 2001. For U.S. Federal Income Tax purposes, the dividends are ordinary income to the Company shareholders. During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share, of which $18,270 was paid during the year and $6,078 was paid on January 17, 2000. During the period March 24, 1998 through December 31, 1998 the Company declared dividends to shareholders totaling $18,759, $.092 per share, of which $12,963 was paid during the period and $5,796 was paid on January 15, 1999. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

TAX BASIS NET INCOME AND GAAP NET INCOME: Net income as calculated for tax purposes (tax basis net income) was estimated at $35,942, or $1.22 ($1.16 diluted) per share, for the year ended December 31, 2000, compared to a net income as calculated in accordance with GAAP of $39,319, or $1.37 ($1.28 diluted) per share.

Tax basis income was $28,347, or $1.36 ($1.34 diluted) per share, for the year ended December 31, 1999, compared to a net income as calculated in accordance with GAAP of $26,673 or $1.27 ($1.26 diluted) per share. Tax basis income was $14,518 or $0.70 per share (basic and diluted) for the period March 24, 1998 through December 31, 1998, compared to a net loss calculated in accordance with GAAP of $1,389 or $0.07 per share (basic and diluted).

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in 2000, tax basis income for subordinate CMBS is higher the GAAP income. Additionally, payments made to GMAC Asset Management, Inc. to terminate its management contract with Core Cap, Inc. were deducted for tax purposes. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

A reconciliation of GAAP net loss to tax basis net income is as follows:


                                                                      For the Period
                                      For the Year     For the Year   March 24, 1998
                                     Ended December  Ended December       Through
                                        31, 2000        31, 1999     December 31, 1998
                                    ---------------------------------------------------
GAAP net income                         $39,326          $26,673         $(1,389)
Net (gain) on securities available      (3,516)          (2,476)          14,459
for sale
Subordinate CMBS income differences      2,432            3,500            1,230
Contract termination payment            (2,300)             -                -
Other differences                          -               650              218
                                    ---------------------------------------------------
Tax basis net income                    $35,942          $28,347          $14,518
                                    ===================================================


In the reconciliation of GAAP net income to tax basis net income the GAAP net gain on securities available for sale of $3,516 is deducted from GAAP income as the Company had a capital loss carry forward of $13,248 at December 31, 1999.

  CHANGES IN FINANCIAL CONDITION

SECURITIES AVAILABLE FOR SALE: At December 31, 2000 and 1999, respectively, an aggregate of $102,871 and $101,139 in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.







The Company's securities available for sale, which are carried at estimated fair value, included the following at December 31, 2000 and 1999:

                                               December               December
                                               31, 2000               31, 1999
                                              Estimated              Estimated
                                                 Fair                   Fair
            Security Description                Value    Percentage    Value     Percentage
- ---------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
CMBS IO's                                    $ 68,844      10.2%             -         -  %
Investment grade CMBS                          54,905       8.1              -         -
Non-investment grade rated subordinated
  securities                                  261,489      38.5       $243,708      42.7
Non-rated subordinated securities              27,197       4.0         29,025       4.6
                                             ------------------------------------------------
                                              412,435      60.8        272,733      47.3
                                             ------------------------------------------------

Single-family residential mortgage-backed
  securities:
Agency adjustable rate securities             160,928      23.7         58,858      10.2
Agency fixed rate securities                  104,759      15.5        165,825      28.7
Privately issued investment grade rated             -       -           76,821      13.3
                                             ------------------------------------------------
                                              265,687      39.2        301,504      52.2
                                             ------------------------------------------------
Agency insured project loan                         -       -           2,958        0.5
                                             ------------------------------------------------
                                             $678,122     100.0%      $577,195     100.0%
                                             ================================================



SHORT-TERM BORROWINGS: To date, the Company's debt has consisted of preferred stock and line-of-credit borrowings, term loans and reverse repurchase agreements, which have been collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. To date, the Company has obtained short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

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

                                             For the Year Ended
                                              December 31, 2000
                                ---------------------------------------------
                                 December 31,
                                     2000          Maximum       Range of
                                    Balance        Balance      Maturities
                                ---------------------------------------------
Reverse repurchase agreements      $517,212     $1,202,696      3 to 55 days
Line of credit and term loan
borrowings                          202,130        453,841     15 to 261 days
                                =============================================


                                             For the Year Ended
                                              December 31, 1999
                                ---------------------------------------------
                                 December 31,
                                     1999          Maximum       Range of
                                    Balance        Balance      Maturities
                                ---------------------------------------------
Reverse repurchase agreements      $377,498       $404,043      3 to 62 days
Line of credit and term loan
borrowings                           94,035        167,599     77 to 931 days
                                =============================================


HEDGING INSTRUMENTS: The Company's hedging policy with regard to its sterling denominated London Loan is to minimize its exposure to fluctuations in the sterling exchange rate. As of December 31, 2000 the Company agreed to exchange 8,000 (pounds sterling) for $12,137 (U.S. dollars) on January 18, 2001. On January 18, 2001 the Company agreed to exchange 8,000 (pounds sterling) for $11,782 on July 18, 2001. As of December 31, 1999, the Company agreed to exchange 8,000 (pounds sterling) for $12,702 on January 18, 2000. Upon the maturity of this contract, the Company entered into a similar forward currency exchange contract. These contracts are intended to hedge currency risk in connection with the Company's investment in the London Loan which is denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was an asset of $749 and a liability of $221 at December 31, 2000 and 1999, respectively, which was recognized as an addition (reduction) of net foreign currency gains (losses).

Interest rate swap agreements as of December 31, 2000 consist of the following:

                                 Notional   Estimated    Amortized   Remaining
                                  Amount   Fair Value     Cost         Term
                                ----------------------------------------------
 Interest rate swap agreements  $ 226,000  $(12,505)      $9,471    19.3 years


As of December 31, 2000 the Company uses its interest rate swap agreements to hedge it's available for sale assets for GAAP purposes and floating rate liabilities for tax purposes.

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that shorten portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At December 31, 1999, the Company had outstanding, a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 2000, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bond and Notes, respectively. The estimated fair value of these contracts was approximately $1,925 at December 31, 1999. At December 31, 2000 the Company did not have U.S. Treasury future contracts.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, or a hedge of the exposure to variable cash flows. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation. SFAS 133 also defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. On that date, the Company reclassified certain of its agency adjustable rate debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25 million notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the agency adjustable rate debt securities and the unrealized loss of $2,830 related to the interest rate swap were removed from accumulated other comprehensive income and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS
133. On an ongoing basis, these debt securities and the interest rate swap will be recorded at fair value, with changes in fair value recorded in earnings.

In addition, on January 1, 2001, the Company redesignated certain other interest rate swap agreements that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. To the extent that these interest rate swaps effectively hedge these variable cash flows, the change in their fair value will be recorded in other comprehensive income; any change in value resulting from over hedging will be recorded in earnings.

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

On December 2, 1999, the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into the Company's common stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common stock or liquidated for $28.50 per share. If converted, the Series A Preferred Stock would convert into approximately 4,000,000 shares of common stock.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of Company Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expensed) were $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of $5,000.

As of December 31, 2000 $131,190 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $162,747 and $136,547 was available under each of the Company's $200,000 term facilities, with Merrill Lynch.

The Company's operating activities provided cash flows of $115,734 and $188,735 during the years ended December 31, 2000 and 1999, respectively, primarily through net income and sales of trading securities in excess of purchases.

The Company's investing activities provided (used) cash flows totaling $883,913 and $(165,453), during the years ended December 31, 2000 and 1999,respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities during 2000.

The Company's financing activities used $909,067 and $2,104 during the years ended December 31, 2000 and 1999, respectively, primarily to reduce the level of short-term borrowings related to the Company's trading portfolio.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2000, the Company was in compliance with all such covenants.

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

REIT STATUS: The Company has elected to be taxed as a REIT and to comply with the provisions of the Code, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

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

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rates and credit-spread scenarios. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease up to 300 basis points and the assumption that the yield curves of the rate shocks will be parallel to each other.

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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case". The base interest rate scenario assumes interest rates as of December 31, 2000 and 1999. Actual results could differ significantly from these estimates.

         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                 GIVEN U.S. TREASURY YIELD CURVE MOVEMENTS

            2000                                              1999
       Projected Change          Change in               Projected Change
        in Portfolio        Treasury Yield Curve,         in Portfolio
      Net Market Value        +/- Basis Points           Net Market Value
- -------------------------------------------------------------------------
          4.0%                     -300                      27.1%
          4.1%                     -200                      18.3%
          2.8%                     -100                      9.3%
            0                   Base Case                      0
         (4.3)%                    +100                     (9.6)%
        (10.1)%                    +200                     (19.4)%
        (17.5)%                    +300                     (29.6)%


         PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET MARKET VALUE
                       GIVEN CREDIT SPREAD MOVEMENTS

          2000                                               1999
   Projected Change in             Change in          Projected Change in
       Portfolio                Credit Spreads,          Portfolio
    Net Market Value           +/- Basis Points         Net Market Value
- -------------------------------------------------------------------------
         39.8%                        -300                  36.7%
         25.5%                        -200                  23.2%
         12.3%                        -100                  11.0%
           0                       Base Case                  0
        (11.3)%                       +100                  (9.7)%
        (21.5)%                       +200                 (18.6)%
        (30.8)%                       +300                 (26.6)%




      PROJECTED PERCENTAGE CHANGE IN PORTFOLIO NET INTEREST INCOME
                           GIVEN LIBOR MOVEMENTS

              2000                                        1999
        Projected Change in                        Projected Change in
           Portfolio          Change in LIBOR,          Portfolio
      Net Interest Income    +/- Basis Points      Net Interest Income
      -----------------------------------------------------------------
          16.3%                    -200                  21.4%
           8.2%                    -100                  10.7%
            0                   Base Case                 0
         (8.2)%                    +100                 (10.7)%
         (16.3)%                   +200                 (21.4)%


Applying the above percentages to the change in earnings available to common shareholder requires an adjustment to take into account the effect of the fixed rate coupons on the Company's preferred stock. This adjustment is the ratio of the total stock outstanding divided by common stock outstanding giving a multiplier of 1.37. Therefore, the effect of a 100 basis point change in short rates on common earnings per share is 11.23%.

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

    For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 9.78% to 8.35%. This would reduce GAAP income going forward by approximately $0.20 per common share and cause a significant write down in assets at the time the loss assumption is changed.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of December 31, 2000, and 1999 the Company's duration on equity was approximately 4.2 and 9.2 years, respectively. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 4.2% and 9.2%, respectively. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and the cost of increased market volatility.

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE
                                                                         ----
Independent Auditors' Report                                              42

Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2000
and 1999                                                                  43


Consolidated Statements of Operations For the Years Ended
December 31, 2000 and 1999 and For the Period March 24, 1998
(Commencement of Operations) Through December 31, 1998                    44


Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December, 31, 2000 and 1999 and For
the Period March 24, 1998 (Commencement of Operations)
Through December 31, 1998                                                 45


Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999 and
For the Period March 24, 1998 (Commencement of Operations)
Through December 31, 1998                                                 46

Notes to Financial Statements                                             48


All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period March 24, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period March 24, 1998 (commencement of operations) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

New York, New York
March 21, 2001




                          ANTHRACITE CAPITAL, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

- -------------------------------------------------------------------------------------------


                                                     December 31, 2000    December 31, 1999

ASSETS
Cash and cash equivalents                                 $  37,829            $  22,265
Restricted cash equivalents                                   9,484                    -
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed
       securities (CMBS)                                  $ 288,686            $ 272,733
     Investment grade securities                            389,436              304,462
                                                          ---------            ---------
Total securities available for sale                         678,122              577,195
Securities held for trading, at fair value                   54,043                    -
Mortgage loan pools available for sale,
  at fair value                                              71,535                    -
Commercial mortgage loans, net                              153,187               69,611
Investments in real estate joint ventures                    10,354                    -
Other assets                                                 19,097               10,591
                                                         -----------          -----------
     Total Assets                                        $1,033,651           $  679,662
                                                         ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS               $  161,608           $  162,738
    Secured by pledge of other securities
      available for sale and cash equivalents               356,491              272,289
    Secured by mortgage loan pools                           67,367                   -
    Secured by pledge of securities held for
      trading                                                55,212                   -
    Secured by pledge of commercial mortgage
      loans                                                  78,664               36,506
                                                          ---------           -----------
Total borrowings                                         $  719,342           $  471,533
Distributions payable                                         9,741                6,079
Other liabilities                                            31,910                3,767
                                                         -----------          -----------
     Total Liabilities                                      760,993              481,379
                                                         -----------          -----------

10.5% Series A Preferred Stock, redeemable
   convertible, liquidation preference $34,200               30,404               30,022
                                                         -----------          -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000
  shares authorized; 25,136 shares issued
  and outstanding in 2000; 20,961 shares issued
  and outstanding in 1999                                        25                   21
10% Series B Preferred stock, liquidation
  preference $56,525                                         43,004                    -
Additional paid-in capital                                  315,533
                                                                                 287,486
Distributions in excess of earnings                         (13,437)             (18,107)
Accumulated other comprehensive loss                       (102,871)            (101,139)
                                                         -----------          -----------
      Total Stockholders' Equity                            242,254              168,261
                                                         -----------          -----------
      Total Liabilities and Stockholders' Equity         $1,033,651            $ 679,662
                                                         ===========          ===========


The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ------------------------------------------------------------------------------------------

                                                                                          For the period
                                                                                          March 24, 1998
                                              For the year ended    For the year ended       through
                                              December 31, 2000     December 31, 1999    December 31, 1998
                                              ------------------    ------------------   -----------------
Income:
Securities available for sale                    $ 75,116              $ 48,106              $ 42,576
Commercial mortgage loans                          14,359                 5,549                 1,432
Mortgage loan pools                                 6,481                     -                     -
Trading securities                                     25                 3,186                 1,368
Earnings from real estate joint ventures              348                     -                     -
Cash and cash equivalents                           1,313                   670                   679
                                              ------------------    ------------------   -----------------
         Total income                              97,642                57,511                46,055
                                              ------------------    ------------------   -----------------

Expenses:
Interest                                           51,112                21,768                23,477
Interest-trading securities                             -                 4,108                 1,288
Management and incentive fee                        7,450                 4,565                 3,474
Other expenses / income - net                       2,277                 2,839                   765
                                              ------------------    ------------------   -----------------
        Total expenses                             60,839                33,280                29,004
                                              ------------------    ------------------   -----------------

Other gains (losses):
Gain (loss) on sale of securities
  available for sale                                3,212                  (516)              (18,262)
Gain (loss) on securities held for
  trading                                            (647)                2,992                  (231)
Foreign currency gain (loss)                          (42)                  (34)                   53
                                              ------------------    ------------------   -----------------
     Total other gain (loss)                        2,523                 2,442               (18,440)
                                              ------------------    ------------------   -----------------

Net Income (Loss)                                  39,326                26,673                (1,389)
                                              ------------------    ------------------   -----------------
Dividends and accretion on Preferred Stock          7,065                   284                     -
                                              ------------------    ------------------   -----------------
Net Income (Loss) Available to Common
  Shareholders                                   $ 32,261              $ 26,389              $ (1,389)


Net Income (Loss) Per Share:
   Basic                                         $   1.37              $   1.27              $  (0.07)
   Diluted                                           1.28                  1.26                 (0.07)

Weighted average number of shares outstanding:
   Basic                                           23,587                20,814                20,658
   Diluted                                         27,668                21,150                20,658





The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED DECEMBER 31, 2000 AND 1999, AND THE PERIOD MARCH 24, 1998
(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1998 (IN THOUSANDS)

                                                                                    Accumulated
                             Common         Series B    Additional   Distributions     Other                           Total
                              Stock,        Preferred    Paid-In      In Excess    Comprehensive    Comprehensive   Stockholders'
                            Par Value         Stock      Capital     Of Earnings        Loss            Income         Equity
                            -----------------------------------------------------------------------------------------------------
Balance at March 24, 1998   $     -         $      -      $200        $      -       $       -                           $200
Issuance of common stock         21                    296,867                                                        296,888
Net loss                                                                (1,389)                        $(1,389)        (1,389)
Change in net unrealized
gain (loss) on  securities
available for sale, net of
reclassification adjustments                                                          (79,137)         (79,137)       (79,137)
                                                                                                    -------------
Other Comprehensive loss                                                                               (79,137)
Comprehensive loss                                                                                    $(80,528)
Dividends declared-common stock
Cost of Dividend Reinvestment and Stock                    (30)        (18,759)                                           (30)

Purchase Plan Offering
                                                                                                    =============


Purchase of common stock         (1)                   (16,043)                                                       (16,044)
                            -----------------------------------------------------------------------------------------------------
Balance at December 31, 1998     20                    280,994         (20,148)       (79,137)                        181,729
Net income                                                              26,673                          26,673        $26,673
Change in net unrealized
gain (loss) on securities
available for sale, net of
reclassification adjustment                                                           (22,002)         (22,002)       (22,002)
Other Comprehensive Loss                                                             =========         (22,002)
Comprehensive Income                                                                                    $4,671
Dividends declared-common stock                                        (24,348)                                       (24,348)
Dividends and accretion on
preferred stock                                                           (284)                                          (284)
Purchase of common stock                                  (234)                                                          (234)
Shares issued under
Dividend Reinvestment and
Stock Purchase Plan               1                      6,726                                                          6,727
                            -----------------------------------------------------------------------------------------------------
Balance at December 31, 1999     21                    287,486         (18,107)      (101,139)                        168,261
Purchase of common shares                                  (39)                                                           (39)
Net income                                                              39,326                         $39,326         39,326
Change in net unrealized
gain (loss) on securities
available for sale, net of
reclassification adjustment                                                            (1,732)          (1,732)        (1,732)
                                                                                                    --------------
Other Comprehensive Loss                                                                                (1,732)

Comprehensive Income                                                                                   $37,594
                                                                                                    ==============
Dividends declared-common stock                                        (27,591)                                       (27,591)
Dividends and accretion on
preferred stock                                                         (7,065)                                        (7,065)
Issuance of common stock          4                     28,086                                                         28,090
Issuance of Series B preferred
stock                                        $43,004                                                                  $43,004
                               --------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $25          $43,004   $315,533       ($13,437)     ($102,871)                       $242,254
                               ==================================================================================================

DISCLOSURE OF
RECLASSIFICATION ADJUSTMENT:

Years ended December 31,                                                                 2000             1999          1998*
                                                                                         ----             ----          -----
Unrealized holding loss                                                               $(3,643)        $(21,486)      $(60,875)
Less: reclassification for realized gains
previously recorded as unrealized                                                       3,212             (516)       (18,262)
                                                                                ------------------------------------------------
Net unrealized loss on securities                                                     $(1,732)        $(22,002)      $(79,137)
                                                                                ================================================


 *commencement of operations, March 24, 1998 through December 31, 1998




ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)
- ------------------------------------------------------------------------------------------
Years Ended December 31                               2000         1999         1998*
                                                      ----         ----         -----
Cash flows from operating activities:
        Net income (loss)                          $  39,326     $  26,673    $  (1,389)

Adjustments to reconcile net income to net cash
provided (used) by operating activities:
        Net sale (purchase) of trading securities
          and securities sold short                   52,751       168,367     (165,254)
        Amortization of negative goodwill             (1,062)            -            -
        Noncash portion of gain on securities held
          for trading                                      -             -         (662)
        Premium amortization (discount accretion),
          net                                          5,420          (274)       7,914
        Noncash portion of net foreign currency
          loss (gain)                                     42            34         (429)
        Net gain (loss) on sale of securities         (1,732)          516       18,262
        Earnings from real estate joint ventures        (348)            -            -
        Distribution from real estate joint
         ventures                                        264             -            -
        Decrease (increase) in other assets            8,316        (2,627)      (7,964)
        Increase (decrease) in other liabilities      12,757        (3,954)       7,721
                                                   -----------  ------------   -----------
Net cash provided by (used in) operating activities  115,734       188,735     (141,801)
                                                   -----------  ------------   -----------
Cash flows from investing activities:
        Purchase of securities available for sale   (991,191)     (265,174)  (1,386,724)
        Funding of commercial mortgage loans        (101,100)      (35,000)     (35,131)
        Repayments received from commercial
          mortgage loans                              17,524           970            -
        Decrease (increase) in restricted cash
          equivalents                                 (9,484)        3,242       (3,242)
        Investment in real estate joint ventures     (10,270)            -            -
        Principal payments received on securities
          available for sale                         102,950        78,719       80,982
        Principal payment received on mortgage
          loan pools                                  20,274             -            -
        Proceeds from sale of mortgage loan pools    253,302             -            -
        Net cash acquired in merger                   33,379             -            -
        Acquisition costs                              4,129             -            -
        Proceeds from sales of securities
          available for sale                       1,568,805        47,843      736,744
        Net proceeds (payments) from sales or
          termination of hedging securities           (4,405)        3,947       (3,804)
                                                   -----------  ------------   -----------
Net cash provided (used) in investing activities     883,913      (165,453)    (611,175)
                                                   -----------  ------------   -----------
Cash flows from financing activities:
       Net increase (decrease) in borrowings        (962,396)      (14,531)     486,064
       Proceeds from issuance of common stock,
         net of offering costs                             -         6,727      296,836
       Proceeds from issuance of redeemable
         convertible preferred stock                       -        30,000            -
       Distribution on common stock                  (26,130)      (24,066)     (12,963)
       Distributions on preferred stock                4,482             -            -
       Purchase of common shares                         (39)         (234)     (16,074)
                                                   -----------  ------------   -----------
Net cash provided                                   (909,067)       (2,104)     753,863
 (used) by financing activities
                                                   -----------  ------------   -----------
Net increase in cash and cash equivalents             15,564        21,178         887
Cash and cash equivalents, beginning of period        22,265         1,087         200
                                                   -----------  ------------   -----------
Cash and cash equivalents, end of period            $ 37,829      $ 22,265      $1,087
                                                   ===========  ============   ===========
Supplemental disclosure of cash flow information:
  Interest paid                                     $ 47,504      $ 24,309     $21,354
                                                   ===========  ============   ===========




Supplemental schedule of non-cash investing and financing activities: The Company purchased all of the assets of CORE Cap., Inc during the Year end December 31, 2000 primarily through issuance of the Company's common and preferred stock, as follows:

      Fair value of assets acquired                         $ 1,281,070
      Cash included in acquired assets                           33,379
      Liabilities assumed                                     1,215,534
Common Stock issued in connection with acquisition               28,090
Preferred stock issued in connection with the acquisition        43,004

* Commencement of operations, March 24, 1998 through December 31, 1998 The accompanying notes are an integral part of these financial statements.




ANTHRACITE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------

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

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's mortgage-backed securities and certain other investments.

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

The Company acquired certain residential mortgage loan pools in the CORE Cap merger (Note 2). These loan pools may be sold in the near term and are treated as available-for-sale debt securities and are carried at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses that reflect a decline in value, which is judged by management to be other than temporary, if any, are charged to earnings.

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

Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging securities available for sale are recognized as a net adjustment to the interest income of the hedged item. During the term of the interest rate swap agreement, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company accounts for revenues and expenses from the interest rate swap agreements under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to interest income. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the shorter of the remaining term of the swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

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


NEGATIVE GOODWILL

Negative goodwill reflects the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger (Note 2) over the purchase price for such assets. Negative goodwill is amortized using the straight-line method from the date of acquisition over approximately 5.7 years, the weighted average lives of the assets acquired in the merger that the Company intended to retain. This amortization is included in other expenses/income - net. Negative goodwill, net, was $8,625 at December 31, 2000, and is included in other liabilities.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 2000, the Company had a capital loss carryover of $9,731 available to offset future capital gains.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, or a hedge of the exposure to variable cash flows. The accounting for changes in the fair value of a derivative (e.g., through earnings or outside of earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation. SFAS 133 also defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. On that date, the Company reclassified certain of its agency adjustable rate debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the agency adjustable rate debt securities and the unrealized loss of $2,830 related to the interest rate swap were removed from accumulated other comprehensive income and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. On an ongoing basis, these debt securities and the interest rate swap will be recorded at fair value, with changes in fair value recorded in earnings.

In addition, on January 1, 2001, the Company redesignated certain other interest rate swap agreements that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. To the extent that these interest rate swaps effectively hedge these variable cash flows, the change in their fair value will be recorded in other comprehensive income; any ineffectiveness will be recorded in earnings.

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

In September of 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts from 1999 and 1998 have been reclassified to conform to the 2000 presentation.


NOTE 2         ACQUISITION OF CORE CAP, INC.

On May 15, 2000, the Company acquired all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,181,000 of the Company's common shares and 2,261,000 Series B preferred shares. The common and preferred shares issued by the Company were valued at approximately $71,094 on May 15, 2000. The acquisition was accounted for under the purchase method. Application of purchase accounting resulted in an excess of the value of the acquired net assets over the value of the Company's common and preferred shares issued in the acquisition, plus transaction costs. This deferred credit totaled $9,687 and is being amortized as described in "Negative Goodwill" above. The operations of CORE Cap are included in the Company's financial statements from May 15, 2000.


The following unaudited consolidated proforma results of operations for the years ended December 31, 2000 and 1999 assume the CORE Cap acquisition occurred as of the beginning of each period presented:

                                         2000                        1999
                             --------------------------------------------------
Total income                           $131,482                    $174,441

Net income                              44,427                      48,693

Net income available to                 35,242                      41,587
common shareholders

Earnings per share:
Basic                                    1.49                        1.66
Diluted                                  1.39                        1.70



NOTE 3            SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of December 31, 2000 are summarized as follows:


                                                          Gross       Gross     Estimated
                                            Amortized  Unrealized  Unrealized     Fair
            Security Description              Cost        Gain        Loss        Value
  --------------------------------------------------------------------------------------
  Commercial mortgage-backed securities ("CMBS"):
  CMB IO's                                    $ 66,711    $ 2,133     $    -    $68,844
  Investment grade CMBS                         52,071      2,834          -     54,905
  Non-investment grade rated subordinated      341,445        754   (80,710)    261,489
  securities
  Non-rated subordinated securities             35,140        436    (8,379)     27,197
                                           ---------------------------------------------
        Total CMBS                             495,367      6,157   (89,089)    412,435

  Single-family residential mortgage-backed
      securities ("RMBS"):
  Agency adjustable rate securities            159,673      1,269       (14)    160,928
  Agency fixed rate securities                 104,665        408      (314)    104,759
                                           ---------------------------------------------
        Total RMBS                             264,338      1,677      (328)    265,687
                                           ---------------------------------------------
        Total securities available for sale   $759,705    $ 7,834 $ (89,417)   $678,122
                                           =============================================


As of December 31, 2000, an aggregate of $620,067 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.




The amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are summarized as follows:

                                                          Gross       Gross     Estimated
                                            Amortized  Unrealized  Unrealized     Fair
            Security Description              Cost        Gain        Loss        Value
  --------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):

  Non-investment grade rated subordinated
    securities                                $334,162          -  $(90,454)   $243,708
  Non-rated subordinated securities             38,882          -    (9,857)     29,025
                                           ---------------------------------------------
        Total CMBS                             373,044          -  (100,311)    272,733
                                           ---------------------------------------------
  Single-family residential mortgage-backed
    securities ("RMBS"):
  Agency adjustable rate securities             57,826     $1,032          -     58,858
  Agency fixed rate securities                 166,323          -      (498)    165,825
  Privately issued investment grade rated
  fixed rate securities                         78,091          -    (1,270)     76,821
                                           ---------------------------------------------
        Total RMBS                             302,240      1,032    (1,768)    301,504
                                           ---------------------------------------------
  Agency insured project loan                    3,050          -       (92)      2,958
                                           ---------------------------------------------
        Total securities available for sale   $678,334     $1,032 $(102,171)   $577,195
                                           =============================================


  As of December 31, 1999, an aggregate of $497,542 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.




The following subordinate CMBS securities were owned by the Company as of December 31, 2000 and December 31, 1999:


                                                             12/31/00      12/31/99
         Security Description    Cusip   Rating Coupon       Face          Face
                                                            Amount        Amount
       -------------------------------------------------------------------------------
       CMAC_98-C1      H       201728DC3 BB-      6.210%    $    8,942     $    8,942
       CMAC_98-C1      J       201728DD1 B+       6.210%        14,905         14,905
       CMAC_98-C1      K       201728DE9 B        6.210%         8,939          8,939
       CMAC_98-C1      L       201728DF6 B-       6.210%        11,924         11,924
       CMAC_98-C1      M       201728DG4 CCC      6.210%         8,940          8,940
       CMAC_98-C1      N       201728DH2 NR       6.210%        11,926         11,926
       CMAC_98-C2      H       201728DU3 BB-      5.440%        36,141         36,141
       CMAC_98-C2      J       201728DV1 B        5.440%        65,054         65,054
       CMAC_98-C2      K       201728DW9 B-       5.440%        21,684         21,684
       CMAC_98-C2      L       201728DX7 CCC      5.440%        21,685         21,685
       CMAC_98-C2      M       201728DY5 NR       5.440%        43,402         43,402
       DLJCM_98-CG1    C       23322BCT3 NR       6.700%        23,464         23,464
       DLJCM_98-CG1   B5       23322BCR7 BB-      6.300%        15,642         15,642
       DLJCM_98-CG1   B6       23322BCS5 B        6.300%        27,374         27,374
       DLJCM_98-CG1   B7       23322BCW6 B-       6.300%        15,643         15,643
       GMACC_98-C1     J       361849DP4B         7.155%         9,300          9,300
       GMACC_98-C1     K       361849DQ2 B-       6.700%        16,400         16,400
       GMACC_98-C1     L       361849DR0 CCC      6.700%         9,300          9,300
       GMACC_98-C1     M       361849DS8 CCC      6.700%         7,000          7,000
       GMACC_98-C1     N       361849DT6 NR       6.700%         9,300          9,300
       LBCMT_98-C1     F       501773BG9 BB+      6.300%        34,834         34,834
       LBCMT_98-C1     G       501773BH7 BB       6.300%        34,556         34,556
       LBCMT_98-C1     H       501773BJ3 BB-      6.300%        17,278         17,278
       LBCMT_98-C1     J       501773BK0 B        6.300%        43,195         43,195
       LBCMT_98-C1     K       501773BL8 B-       6.300%        11,231         11,231
       LBCMT_98-C1     L       501773BM6 CCC      6.300%        11,231         11,231
       LBCMT_98-C1     M       501773BN4 NR       6.300%        19,664         19,664
       PNCMAC_99-CM1   B6      69348HAM0 B+       6.850%        10,455         10,455
       PNCMAC_99-CM1   B7      69348HAN8 B        6.850%         7,604          7,604
       PNCMAC_99-CM1   B8      69348HAP3 B-       6.850%         5,703          5,703
       PNCMAC_99-CM1   C       69348HAQ1 CCC      6.850%         7,605          7,605
       PNCMAC_99-CM1   D       69348HAR9 NR       6.850%         9,505          9,505
       Midland Conduit III        N/A    NR       8.030%             -          1,596
       PNC Loan Trust VII         N/A    NR       8.080%         1,282              -
       PNC Loan Trust VII         N/A    NR       5.440%           270              -
       CMAC 98-C2-F            201728058 CCC                     2,000              -
       DLJCM 98-CGI-B4         23322BCQ9 BB       7.150%         2,531              -
                                                        ------------------------------
       Total CMBS                                          $   605,909    $   601,422
                                                        ==============================


As of December 31, 2000 and 1999 there were 1,765 and 1,771 loans underlying the subordinated CMBS held by the Company, with a principal balance of $9,137,000 and $9,325,000, respectively.






As of December 31, 2000, and 1999, the aggregate estimated fair value by underlying credit rating of the Company's securities available for sale are as follows:

                              December 31, 2000         December 31, 1999
                              Estimated                 Estimated
        Security Rating       Fair Value   Percentage   Fair Value  Percentage
  ---------------------------------------------------------------------------
  Agency and agency insured
  securities                     $203,073     30.0%      $227,641      39.5%
  AAA                              68,844     10.2         76,821      13.3
  AA                               62,613      9.2              -        -
  A                                 7,743      1.1              -        -
  BBB                              47,163      7.0              -        -
  BB+                              25,870      3.8         23,103       4.0
  BB                               26,876      4.0         22,051       3.8
  BB-                              48,581      7.1         50,412       8.7
  B+                               15,487      2.3         14,173       2.5
  B                                87,763     12.9         84,830      14.7
  B-                               38,351      5.7         32,770       5.7
  CCC                              18,561      2.7         16,368       2.8
  Not rated                        21,197      4.0         29,026       5.0
                             ------------------------------------------------
  Total securities available
  for sale                       $678,122    100.0%      $577,195     100.0%
                             ================================================


As of December 31, 2000 and 1999, the mortgage loans underlying the CMBS held by the Company were secured by properties of the types and at the locations identified below:

                   Percentage (1)                        Percentage (1)
  --------------------------------------------------------------------------
  Property Type   2000       1999        Geographic      2000      1999
                                          Location
  --------------------------------------------------------------------------
  Multifamily  34.7%      34.9%        California         13.4%     13.6%
  Retail       26.6       26.6         Texas              10.3      10.4
  Office       18.9       18.8         New York            9.6       9.6
  Lodging       9.4        9.4         Florida             7.0       6.9
  Other        10.4       10.3         Illinois            5.1       5.1
              -------------------
  Total       100.0%     100.0%        Other (2)          54.6      55.4
              ===================                      ---------------------
                                       Total             100.0%    100.0%
                                                       =====================


Based on a percentage of the total unpaid principal balance of the underlying loans. No other individual state comprises more than 5% of the total.




  The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of December 31:

- -------------------------------------------------------------------------------------------
                                         2000                           1999
- -------------------------------------------------------------------------------------------
                                       Number of   % of                Number of    % of
                             Principal   Loans  Collateral  Principal    Loans   Collateral
- -------------------------------------------------------------------------------------------
Past due 30 days to 60 days   $6,319        3     0.07%      $2,936        2       0.03%
- -------------------------------------------------------------------------------------------
Past due 60 days to 90 days    7,963        2     0.09%      13,522        3       0.14%
- -------------------------------------------------------------------------------------------
Past due 90 days or more      28,526        5     0.31%      34,631        6       0.37%
- -------------------------------------------------------------------------------------------
Resolved loans                     0        0     0.00%      22,296        1       0.24%
- -------------------------------------------------------------------------------------------
Real Estate owned             10,145        2     0.11%           0        0       0.00%
- -------------------------------------------------------------------------------------------
Total Delinquent             $52,953       12     0.58%     $73,385       12       0.79%
- -------------------------------------------------------------------------------------------
Total Principal Balance   $9,137,150                     $9,324,761

Of the 12 delinquent loans as of December 31, 2000, three were delinquent due to technical reasons, two were REO and being marketed for sale, three were in foreclosure, and the remaining four loans were in some form of workout negotiations. One of the loans in foreclosure is the subject of litigation with the loan seller. The matter involves a significant breach of representations and warranties made when the loan was contributed to the securitization transaction. The Company caused the loan trust to file a claim against the seller for representing that a loan secured by a limited service hotel in Phoenix AZ was a flagged hotel when, in fact, it was not. The Company believes strongly in the merits of the breach claim and has caused the special servicer to institute legal action against the loan seller.

The Company's delinquency experience of 0.58% is slightly better than the 0.77% for directly comparable collateral experience shown in the Lehman Brothers CMBS 1998 vintage collateral delinquency index.

During 2000 the Company also experienced early payoffs of $81,695, representing 0.89% of the year-end pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

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

As of December 31, 2000 and 1999, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.78% and 9.90% per annum, respectively, and of the Company's other securities available for sale was 7.46% and 7.29% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount such securities' interest rates can change during any given period and over the life of the loan.

The Company's mortgage loan pools consist of 191 loans secured by first mortgages on single-family homes. As of December 31, 2000 amortized cost of these pools is $70,698, the balance owed is $70,787, the weighted average maturity is 27.68 years, the weighted average coupon is 7.36%, the minimum interest payable is 5.125%, and the maximum interest payable is 9.375%. The top five largest geographical concentrations are Michigan, California, Colorado, Florida and Illinois, representing 60% of the balance owed for the mortgage loan pools. The estimated fair value of the mortgage loan pools at December 31, 2000 was $71,535, resulting in an unrealized gain of $837.

In March 2001, the Company entered into an agreement to sell all of the mortgage loan pools with the settlement to occur in April 2001. There will be a slight gain to the Company.

As of December 31, 2000, the unamortized net discount on all securities available for sale was $1,303,814, which represented 56.09% of the then remaining face amount of such securities.

During 2000, the Company sold securities available for sale for total proceeds of $3,176 resulting in a realized gain of $3,212. During 1999, the Company sold securities available for sale for total proceeds of $47,843, resulting in a realized loss of $516. During 1998, the Company sold securities available for sale for total proceeds of $736,744, resulting in a realized loss of $18,262.

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

The Company's securities held for trading are carried at estimated fair value. At December 31, 2000, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $54,179 and a long position of 13 ten-year U.S. Treasury Note future contracts expiring March 30, 2001 which represented $1,300 in face amount of U.S. Treasury notes. The estimated value at December 31, 2000 of the future contracts was $(136). The Company did not have any long or short positions in securities held for trading at December 31,1999.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

NOTE 5     COMMERCIAL MORTGAGE LOANS

On August 26, 1998, the Company along with a syndicate of other lenders originated a loan secured by a second lien on five luxury hotels in London, England and the surrounding vicinity (The "London Loan"). The loan has a five-year maturity and may be prepaid at any time. The London Loan is denominated in pounds sterling and bears interest at a rate based upon the London Interbank Offered Rate (LIBOR) for pounds sterling plus a spread of 4%. The Company's investment in the London Loan is carried at amortized cost and translated into U.S. dollars at the exchange rate in effect on the reporting date. The amortized cost and certain additional information with respect to the Company's investment in the London Loan as of December 31, 2000, and December 31, 1999 (at the exchange rates in effect on such dates) are summarized as follows:


December 31, 2000                            December 31, 1999
- --------------------------------------------------------------------------------------
Interest  Principal  Unamortized  Amortized  Interest  Principal  Unamortized  Amortized
Rate      Balance    Discount     Cost       Rate      Balance    Discount     Cost
- --------------------------------------------------------------------------------------
9.92%     $32,087     $46         $32,041    10.11%    $ 34,680    $67          $34,613


The exchange rate for the British pound at December 31, 2000 was (pound)0.668762 to US $1.00; at December 31, 1999 the exchange rate was (pound)0.61908 U.S. $1.00. The entire principal balance of the Company's investment in the London Loan is pledged to secure line of credit borrowings. The borrower has made all payments when due.

During 1999, the Company funded its entire commitment, $35,000, under a floating rate commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California (the "Santa Monica Loan"). The Santa Monica Loan matures August 2001, and payments are interest only, based upon LIBOR plus a spread. The Santa Monica Loan provides for two one-year extensions through August 2003 at the borrower's option, subject to property performance. The Company received a $175 commitment fee relating to the commitment, which is being amortized into income over the expected two-and-one-half year life of such loan. The entire principal balance of the Santa Monica Loan is pledged to secure borrowings under a term financing agreement. As of December 31, 2000, the interest rate on the Santa Monica Loan was 13.3% and the borrower had made all payments when due. The borrower sold the property in the first quarter 2001, at which time the Company's loan was repaid in full and the unamortized commitment fee will be earned.

On March 28, 2000, the Company funded a $30,600 subordinated participation in a first mortgage secured by a commercial office building located in New York City (the "New York City Loan"). The New York City Loan matures December 2001, and payments are interest only based upon LIBOR plus a spread. The Company will receive a 50 basis point exit fee upon maturity of the New York City Loan, which is being amortized into interest income over the life of the loan. The entire principal balance of the Company's investment in the New York City Loan is pledged to secure line of credit borrowings. As of December 31, 2000, the interest rate on the New York City Loan was 12.49%, and the borrower has made all payments when due.

On August 15, 2000 the Company purchased an $18,000 mezzanine loan, secured by a lien on the borrower's interest in the Westin St. Francis Hotel, located in San Francisco, California (the "San Francisco Loan"). The loan matures on May 1, 2003, and may be extended by the borrower for two additional twelve-month periods. Currently payments are interest only based upon LIBOR plus a spread. Beginning June 1, 2001, principal payments will be required, based on a 25-year amortization schedule. As of December 31, 2000, the interest rate on the San Francisco Loan was 13.21% and the borrower has made all payments when due.

On September 22, 2000 the Company funded a $15,000 senior mezzanine loan (the "Senior Chicago Loan") and a $15,000 junior mezzanine loan (the "Junior Chicago Loan"). These loans were secured by a second mortgage on a condominium conversion project in Chicago, Illinois, two land parcels, as well as the borrower's partnership interest. The Senior Chicago Loan was satisfied in full on December 14, 2000, together with all unpaid interest, pre-payment penalties and fees. The Junior Chicago Loan provides for a 24-month term, which may be extended in six-month increments for up to 36 months at the borrower' s option, and may be prepaid at any time. Payments are interest only based at 12% and the borrower made all payments when due. Additional interest of 8% is due upon pay-off.

On December 20, 2000, the Company funded a $22,500 subordinate tranche of a $60,850 mezzanine loan, secured by the borrower's interest in a 54-story, 1,368 square foot office tower in Los Angeles, California (the "Los Angeles Loan"). The tranche bears interest based upon LIBOR plus a spread for two years, which may, at the borrower's option, may be extended for two additional years for an additional 1% each year. Payments are interest only, and the borrower has made all payments when due. As of December 31, 2000 the interest rate on the loan was 16.9%.


                                           2000           1999          1998
                                       ------------- -------------- -----------

   Reconciliation of commercial mortgage loans:

   Balance at beginning of period        $69,611       $35,581        $   --
   Advances made during the period       101,100        35,000          35,581
   Proceeds from repayment of
     mortgage loans                       17,524           970            --
   Investment in commercial
     mortgage loans - December 31,      $153,187       $69,611         $35,581
                                       ============= ============== ===========




NOTE 6     INVESTMENT IN REAL ESTATE JOINT VENTURES

On July 20, 2000 the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a 99 thousand square foot office building and a 120 thousand square foot office building, both of which are located in suburban Philadelphia. The Company's ownership interest is 64.81% in each partnership. The Company receives a preferred return of 12% compounded, on its unreturned capital, payable monthly and a share of the proceeds from a sale or refinancing.

On December 14, 2000, the Company made an investment aggregating approximately $5,149 in a limited liability company for the purpose of acquiring a 500 thousand square foot office and retail complex in Tallahassee, Florida. The Company receives a preferred return of 13.25% and a return of capital of $3, payable monthly.

NOTE 7     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107,
"Disclosures about Fair Value of Financial Instruments" (FAS
No. 107") requires the disclosure of the estimated fair value of on- and off-balance sheet financial instruments. The following table presents the amortized cost and estimated carrying values of financial instruments as of December 31, 2000 and 1999:


                                    2000                           1999
                        -------------------------------------------------------------
                        Notional  Carrying    Fair      Notional  Carrying      Fair
                         Amount   Value       Value     Amount    Value         Value
                        -------------------------------------------------------------
Recorded financial
instruments:


Securities available
  for sale                $    -   $678,122  $678,122   $    -      577,195  $577,195
Securities held for
  trading                      -     54,179    54,179        -          -         -
 Mortgage loan pools           -     71,535    71,535        -          -         -
Commercial mortgage
  loans                        -    153,187   152,225          -     72,380    69,611
Secured borrowings             -   (719,342) (719,342)         -   (471,533) (471,533)
Currency forward
  contracts               12,137        749       749     12,702       (221)     (221)
Interest rate swap
  agreements             226,000    (12,505)  (12,505)                  -         -




Notional amounts are a unit of measure specified in a derivative instrument. The fair values of the Company's securities available for sale, securities held for trading, mortgage loan pools, currency forward contracts, and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily by indicative of the amounts the Company could realize in a current market exchange. Commercial mortgage loans and secured borrowings are floating rate instruments. Therefore their carrying value is approximate fair value.

NOTE 8       COMMON STOCK

On January 5, 2000, the Company repurchased 6,100 shares of its Common Stock for $39 in open market transactions. This purchase was made at a price of $6.42 per share (including commissions). The remaining number of shares authorized for repurchase is 2,713,519. During 1999, the Company repurchased 36,800 shares of its Common Stock for $234 in open market transactions; these purchases were made at an average price of $6.35 per share. In accordance with Maryland corporate regulations, all repurchased shares are retired.

As part of the CORE Cap merger, the Company issued 4,180,552 shares of its Common Stock to CORE Cap shareholders on May 15, 2000.

On March 31, 1999 the Company filed a $200,000 shelf registration statement with the SEC. The shelf registration statement will permit the Company to issue a variety of debt and equity securities in the public markets should appropriate opportunities arise.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of $5,000.

During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $27,591 or $1.17 per share, of which $20,005 was paid during the year and $7,541 was paid on January 31, 2001. On March 15, 2001, the Company declared distributions to its shareholders of $.30 per share, payable on April 30, 2001 to stockholders of record on March 30, 2001. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share, of which $18,270 was paid during the year and $6,078 was paid on January 17, 2000. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company stockholders.

During the period March 24, 1998 through December 31, 1998, the Company declared dividends to shareholders totaling $18,759, $.92 per share, of which $12,963 was paid during the period and $5,796 was paid on January 15, 1999. For Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.


NOTE 9    PREFERRED STOCK

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

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of 10% Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), $0.001 par value per share to CORE Cap shareholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation of $56,525, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 3,308,000 shares of the Company's common stock. In February 2001, 38,300 shares of 10% Series B Cumulative Redeemable convertible preferred stock with a liquidation preference of $958 were converted at the shareholder's option into 56,000 shares of the Company's Common Stock.

As of December 31, 2000, the Company has authorized and un-issued preferred stock of 96,539 shares.

NOTE 10   TRANSACTIONS WITH AFFILIATES

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

The Company incurred $6,569 and $4,565 and $3,474 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2000, 1999 and 1998 respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the manager of $120, $333 and $250 for certain expenses incurred on behalf of the Company during 2000, 1999 and 1998, respectively.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 3.5% over the Ten-Year U.S. Treasury Rate as defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $967 in incentive compensation for the year ended December 31, 2000. The Company did not pay incentive compensation during 1999 and 1998.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For both the years ended December 31, 2000 and 1999, the administration fee was $120.

During the year ended December 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, Commercial Mortgage Owner Trust VII, PNC Loan Trust VII, and PNC Loan Trust VIII for an aggregate investment of $7,021. These Midland Trusts were purchased from Midland Loan Services, Inc. and the PNC trusts were purchased from PNC Bank. Midland is a wholly owned indirect subsidiary of PNC and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland and PNC. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2000 there were no outstanding borrowings under this line of credit. The Company earned $163 and $33 from the Trusts and paid interest of approximately $138 and $20 to PNC Funding Corp. during years ended December 31, 2000 and 1999, respectively. These Midland Trusts were all sold prior to December 31, 2000. The gain on sale of these investments was not significant.

During 1999, the Company purchased certificates representing 1% interests in Midland Commercial Mortgage Owner Trust I, Midland Commercial Mortgage Owner Trust II, and Midland Commercial Mortgage Owner Trust III (the "Trusts") from Midland for an aggregate investment of $5,346. During 1999 the Company's interests in the Midland Commercial Mortgage Owner Trust I and II were sold for $3,876 resulting in a realized gain of $87. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp. to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company paid interest of approximately $20 to PNC Funding Corp. during the year ended December 31, 1999.

PNC Investment Corp., a wholly owned indirect subsidiary of PNC, purchased, in a private placement, 648 shares of the Company's common stock at $13.95 per share for a total of $9,045. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

During 1998, the Company purchased, in private placements, 11 classes of subordinated CMBS for a total of $142,855 in two securitization transactions in which PNC Bank, N.A. ("PNC Bank"), a wholly owned subsidiary of PNC, and/or Midland Loan Services, Inc., participated as sellers of a portion of the commercial mortgage loans underlying the CMBS.

The Company reimbursed PNC Bank and Midland for $1,243 in due diligence costs incurred on behalf of the Company during 1998.


NOTE 11   STOCK OPTIONS

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

For option grants prior to December 15, 1998, the Company considered its officers and directors to be employees for the purposes of stock option accounting. In accordance with the FASB's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company's officers and directors are not considered to be employees for grants made subsequent to that date.

Of the options issued under the 1998 Stock Option Plan, options covering 979,426 shares of the Company's common stock were granted prior to December 15, 1998 to individuals deemed to be employees. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for such options. Accordingly, no compensation cost for these options has been recorded in the statement of operations. Had compensation cost for these options been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                             2000        1999          1998
                                         -------------------------------------
    Net income (loss)  - as  reported      $39,319      $26,673       $(1,389)
    Net income (loss) -  pro forma          39,158       26,348        (1,856)
    Basic income (loss) per share - as
      reported                                1.37         1.27         (0.07)
    Basic income (loss) per share -
      pro forma                               1.36         1.25         (0.09)
    Diluted income (loss) per share -
      as reported                             1.28                      (0.07)
                                                           1.26
    Diluted income (loss) per share -
      pro forma                               1.28         1.25         (0.09)


For the Company's pro forma net loss, the compensation cost is amortized over the vesting period of the options.

For the options to purchase 786,915 shares of the Company's common stock granted to non employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. The value of these non-employee options at each period end was negligible.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2000, 1999 and 1998.

                                                   December 31,
                                   ------------------------------------------
                                      2000             1999         1998
                                   ------------------------------------------
  Estimated volatility                25%              25%           25%
  Expected life                        7 years         8 years       10 years
  Risk-free interest rate             6.0%             5.82%         5.19%
  Expected dividend yield             11.35%           15.91%        12%


On May 15, 2000 pursuant to the acquisition of CORE Cap, the Company granted stock options on the Company's stock to the directors of CORE Cap similar in term and vesting to the stock options the directors held immediately prior to the date of acquisition. The strike price was adjusted for the effect of the acquisition. The options granted are as follows:

    Number of
    Options          Exercise    %
    Granted           Price    Vested
- -----------------------------------------
  76,998             15.58      100%
  15,400             15.84      100%
  15,400             9.11       100%
  15,400             7.82       100%




The fair value of the CORE Cap option grants at the grant date was estimated by the Company using the Black-Scholes option-pricing model; the resulting valuation was negligible.


  The following table summarizes information about options outstanding under the Plan:


                                         2000                       1999                   1998
                               -------------------------  ----------------------  -----------------------
                                               Weighted-               Weighted-               Weighted-
                                                Average                 Average                 Average
                                               Exercise                Exercise                 Exercise
                                  Shares         Price      Shares       Price      Shares       Price
                               -------------------------  ----------------------  -----------------------

Outstanding at January 1        1,718,143       $14.03     1,488,143    $15.00            0      $15.00
Granted                           193,198        11.73       270,000      8.44    1,488,143
Exercised                               0                          0                                  0
Cancelled                        (145,000)       12.91       (40,000)    12.54            0
                                ---------                  ---------              ---------

Outstanding at December 31      1,766,341       $13.87     1,718,143    $14.03    1 ,488,143     $15.00
                                ---------                  ---------              ---------
Options exercisable at
December 31                       919,770       $14.02       365,786    $15.00             0
                                =========                  =========
Weighted-average fair value of
   options granted during the
   year ended December 31
   (per option)                 $   0.12                   $    0.06              $     1.06
                                ---------                  ---------              ---------

  The following table summarizes information about options outstanding under the Plan at December 31, 2000:

                          Options                      Options
                        Outstanding                  Exercisable
                             at         Remaining         at
            Exercise    December 31,   Contractual   December 31,
              Price        2000           Life           2000
            --------   -------------   -----------   ------------
              7.82        15,400        9.1 Years        15,400
              8.02        50,000        9.2 Years             0
              8.44       230,000        8.2 Years       115,000
              9.11        15,400        8.2 Years        15,400
             15.00     1,363,143        7.2 Years       681,572
             15.58        76,998        6.7 Years        76,998
             15.83        15,400        7.2 Years        15,400
                       ---------                      ---------
         7.82-$15.83   1,766,341        7.43 Years      919,770
                       =========                      =========

Shares available for future grant under the plan at December 31, 2000 were 704,112. Options to purchase 246,544 shares of the Company's common stock that were granted to certain officers, directors and employees of the Company and the Manager in connection with the Company's initial public offering expired unexercised on March 30, 1999.

NOTE 12    BORROWINGS

The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

In September of 2000, the Company closed a $200,000, one-year term facility with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which will be used to finance the Company's residential mortgage loan pools. As of December 31, 2000 outstanding borrowings under this facility were $37,253. Outstanding borrowings under this facility bear interest at a LIBOR based variable rate.

The Company has another agreement with Merrill Lynch, which permits the Company to borrow up to $200,000. As of December 31, 2000 and December 31, 1999, the outstanding borrowings under this line of credit were $63,453, and $64,575 respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. On January 15, 2001, the facility was renewed for a twelve-month period.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 Santa Monica Loan. As of December 31, 2000 and December 31, 1999, the Company had drawn $17,500 and $14,131, respectively under this loan. Outstanding borrowings under this term financing bear interest at a LIBOR based variable rate.

On July 19, 1999, the Company entered into an $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2000 and December 31, 1999, the outstanding borrowings under this facility were $53,810 and $5,022, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

At the time of the CORE Cap acquisition, CORE Cap was a party to commercial paper facility agreements with each of ABN Amro and Societe Generele which were used to finance residential and commercial loans, which are used to collateralize borrowings under the facilities. Following the CORE Cap acquisition, the Company has elected to renew the facility with ABN Amro, which facility is in the amount of $200,000, matures on June 18, 2001, and bears interest at a variable based LIBOR rate. As of December 31, 2000, outstanding borrowing under the ABN Amro facility was $30,115. Following the CORE Cap acquisition, the Company did not renew the facility with Societe Generale.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2000, the Company was in compliance with all such covenants.

   The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

Certain information with respect to the Company's collateralized borrowings at December 31, 2000 is summarized as follows:


                                      Lines of             Reverse            Total
                                      Credit and         Repurchase       Collateralized
                                      Term Loans          Agreements        Borrowings
                                   -----------------------------------------------------
  Outstanding borrowings                   $ 202,130         $517,212          $719,342
  Weighted average borrowing rate              7.71%            7.06%             6.89%
  Weighted average remaining maturity       152 days          22 days           57 days
  Estimated fair value of assets pledged    $354,108         $588,657          $942,765


As of December 31, 2000, $23,129 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of December 31, 2000, the Company's collateralized borrowings had the following remaining maturities:

                              Lines of       Reverse             Total
                             Credit and      Repurchase      Collateralized
                             Term Loan       Agreements        Borrowings
                           ------------------------------------------------
  Within 30 days                $63,453        $376,588            $440,041
  31 to 59 days                       -         140,624             140,624
  Over 60 days                  138,677               -             138,677
                           ------------------------------------------------
                               $202,130        $517,212            $719,342
                           ================================================




  Certain information with respect to the Company's collateralized borrowings as of December 31, 1999 is summarized as follows:


                                      Lines of Credit   Reverse         Total
                                          and Term      Repurchase   Collateralized
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

  As of December 31, 1999, the Company's collateralized borrowings had the following remaining maturities:

                                Lines of         Reverse           Total
                               Credit and Term   Repurchase    Collateralized
                                  Loans          Agreements       Borrowings
                             ------------------------------------------------
  Within 30 days                        -       $ 157,918           $ 157,918
  31 to 59 days                         -         219,580             219,580
  Over 60 days                    $94,035               -              94,035
                             ================================================
                                  $94,035       $ 377,498           $ 471,533
                             ================================================


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

NOTE 13      HEDGING INSTRUMENTS

As of December 31, 2000, the Company had forward currency exchange contracts pursuant to which the Company has agreed to exchange (pound)8,000 (pounds sterling) for $12,137 (U.S. dollars) on January 18, 2001. On January 18, 2001, the Company agreed to exchange (pound)8,000 (pounds sterling) for $11,782 on July 18, 2001. As of December 31, 1999, the Company has agreed to exchange (pound)8,000 (pounds sterling) for $12,702 (U.S. dollars) on January 18, 2000. These contracts are intended to hedge currency risk in connection with the Company's investment in a commercial mortgage loan denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was an asset of $749 and a liability of $(221) at December 31, 2000 and 1999, respectively, which was recognized as a addition (reduction) of net foreign currency gains (losses). In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At December 31, 2000 and 1999 no collateral was required under the forward currency exchange contracts.

As of December 31, 1999, the Company had outstanding a short position of 186 thirty-year U.S. Treasury Bond future contracts and 1,080 five-year and 200 ten-year U.S. Treasury Note future contracts expiring in March 31, 2000, which represented $18,600 and $128,000 in face amount of U.S. Treasury Bonds and Notes, respectively. Realized gains and losses on closed contracts re recognized as a net adjustment to the basis of the hedged security. The estimated fair value of these contracts was approximately $1,925 at December 31, 1999 and is included in the carrying value of the hedged available for sale securities.

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

In July 2000 the Company redesignated two interest rate agreements from hedging certain of the Company' s available-for-sale securities to securities held for trading. These interest rate agreements were redesignated in September, 2000 back to hedging certain of the Company's available-for-sale securities. The loss in value of these interest rate agreements during the period they were designated as trading securities was $612 and is included in gain on securities held for trading in the statement of operations.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At December 31, 2000 the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $81.

Interest rate swap agreements as of December 31, 2000 consist of the following:

                          Notional   Estimated    Amortized   Remaining
                            Amount   Fair Value     Cost         Term
                          ----------------------------------------------
 Interest rate swap       $ 226,000  $(12,505)      $9,471    19.3 years
 agreements


There were no interest rate swap agreements at December 31, 1999.

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A+ by Standard & Poor's Rating Services. Furthermore, the Company has interest rate agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations.

NOTE 14       NET INCOME (LOSS) PER SHARE

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




                                       For the Year Ended December 31, 2000
                               ------------------------------------------------
                                    Income              Shares        Per-Share
                                  (Numerator)       (Denominator)       Amount
  Net income available to
  common shareholders                 $32,261
                               ------------------
  Basic net income per share           32,261        23,586,873        $1.37
                                                                   ============
  Effect of dilutive
  securities:
  10.5% Series A Senior
  Cumulative Redeemable
  Preferred Stock                       3,232         4,081,680
                               ---------------------------------
  Diluted net income per share        $35,493        27,668,553        $1.28
                               ================================================


                                       For the Year Ended December 31, 1999
                               ------------------------------------------------
                                    Income              Shares        Per-Share
                                  (Numerator)       (Denominator)       Amount
  Net income available to
  common shareholders                 $26,389
                               ------------------
  Basic net income per share           26,389        20,814,000        $1.27
                                                                   ============
  Effect of dilutive securities:
  10.5% Series A Senior
  Cumulative Redeemable
  Preferred Stock                         284          336.000
                               ---------------------------------
  Diluted net income per share        $26,673       21,150,000        $1.26
                               ================================================


The Company's stock options and Series B Preferred Stock outstanding were antidilutive for all periods presented.




NOTE 15     SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations.

                                                               Quarters Ending
                         March 31         June 30       September 30      December 31
                       2000     1999    2000    1999    2000     1999    2000     1999
                     ---------------------------------------------------------------------
Interest Income        $16,622 $13,958 $26,003 $13,951  $26,968 $13,418  $28,049  $16,184
                     ---------------------------------------------------------------------
Expenses:
   Interest              7,467   7,123  15,096   6,011   14,765   5,526   13,784    7,216
   Management fee and
     other               2,177   1,350   2,248   1,807    2,040   1,557    3,262    2,690
                     ---------------------------------------------------------------------
       Total Expenses    9,644   8,473  17,344   7,818   16,805   7,083   17,046    9,906
                     ---------------------------------------------------------------------
Gain (loss) on
   sale of securities
   available for sale       24     136     682       7      994    (566)   1,512      (93)
Gain (loss) on
   securities
   held for trading        328   1,181       -   1,072      191     739   (1,166)       -
Foreign currency (loss)
   gain                     (4)    (67)     (7)    (16)      29      28      (60)      21
                     ---------------------------------------------------------------------
Net income              $7,326  $6,735  $9,334  $7,196  $11,377  $6,536  $11,289   $6,206
                     ---------------------------------------------------------------------

Dividends and
accretion on
redeemable
convertible                866      -    1,575       -    2,307       -    2,317     (284)
preferred stock
                     ---------------------------------------------------------------------
Net income
available to
common shareholders     $6,460 $6,735   $7,759  $7,196   $9,070  $6,536   $8,972   $5,922
                     =====================================================================

Net income per
share:
   Basic                 $0.31  $0.33    $0.34   $0.34    $0.36   $0.31    $0.36    $0.28
   Diluted               $0.29  $0.33    $0.32   $0.34    $0.34   $0.31    $0.34    $0.28



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2000

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2000

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

  (a)(3)    Exhibit Index
  **3.1     Articles of Amendment and Restatement of the Registrant
  **3.2     Bylaws of the Registrant
**10.1      Management Agreement between the Registrant and BlackRock
            Financial Management, Inc.
**10.2      Form of 1998 Stock Option Incentive Plan
  21.1      Subsidiaries of the Registrant Consent of Deloitte & Touche
  24.1      Power of Attorney (included on signature page hereto)
- ---------------------------------------------------------------------

**    Previously filed.


1.    Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2000.




                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANTHRACITE CAPITAL, INC.

Date:  March 30, 2001                  By:   /s/ Hugh R. Frater
                                             ---------------------------------
                                             Hugh R. Frater
                                             President and Chief Executive
                                             Officer and Director
                                            (duly authorized representative)


     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard M. Shea his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparties.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2001                   By: /s/ Hugh R. Frater
                                           ------------------------------------
                                            Hugh R. Frater
                                            President and Chief Executive
                                            Officer and Director

Date: March 30, 2001                   By:  /s/ Laurence D. Fink
                                            -----------------------------------
                                            Laurence D. Fink
                                            Chairman of the Board of Directors


 Date: March 30, 2001                  By:   /s/ Donald G. Drapkin
                                             ----------------------------------
                                             Donald G. Drapkin
                                             Director


Date: March 30, 2001                   By:   /s/ Carl F. Guether
                                             ----------------------------------
                                             Carl F. Guether
                                             Director


Date: March 30, 2001                   By:   /s/ Jeffrey C. Keil
                                             ----------------------------------
                                             Jeffrey C. Keil
                                             Director


Date: March 30, 2001                   By:   /s/ Kendrick R. Wilson, III
                                             ----------------------------------
                                             Kendrick R. Wilson, III
                                             Director


Date: March 30, 2001                   By:   /s/ Andrew P. Rifkin
                                             ----------------------------------
                                             Andrew P. Rifkin
                                             Director


Date: March 30, 2001                   By:   /s/ David M. Applegate
                                             ----------------------------------
                                             David M. Applegate
                                             Director


Date: March 30, 2001                   By:   /s/ Leon T. Kendall
                                             ----------------------------------
                                             Leon T. Kendall
                                             Director