Form 10-Q
period 2001-03-31
ANTHRACITE CAPITAL INC
filed 2001-05-15
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

                                    (1)     Yes  X             No
                                                ---               ---
                                    (2)     Yes  X             No
                                                ---               ---

         As of May 14, 2001, 34,014,046 shares of voting common stock ($.001 par value) were outstanding.


                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Interim Financial Statements.........................................3

         Consolidated Statements of Financial Condition
         At March 31, 2001 (Unaudited) and December 31, 2000..................3

         Consolidated Statements of Operations
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited).......4

         Consolidated Statement of Changes in Stockholders' Equity
         For the Three Months Ended March 31, 2001 (Unaudited)................5

         Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited).......6

         Notes to Consolidated Financial Statements (Unaudited)...............7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........27

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................32

Item 2.  Changes in Securities and Use of Proceeds...........................32

Item 3.  Defaults Upon Senior Securities.....................................32

Item 4.  Submission of Matters to a Vote of Security Holders.................32

Item 5.  Other Information...................................................32

Item 6.  Exhibits and Reports on Form 8-K....................................32

SIGNATURES ..................................................................33




Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                 Anthracite Capital, Inc. and Subsidiaries
               Consolidated Statements of Financial Condition
                   (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2001             December 31, 2000
                                                                              --------------             -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $  35,050                   $  37,829
Restricted cash equivalents                                                                  23,461                       9,484
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $294,098                   $288,686
     Investment grade securities                                              802,020                    389,436
                                                                              -------                    -------


Total securities available for sale                                                       1,096,118                     678,122
Securities held for trading, at fair value                                                   57,681                      54,043
Mortgage loan pools available for sale at fair value                                              -                      71,535
Commercial mortgage loans, net                                                              116,552                     153,187
Investments in real estate joint ventures                                                    10,393                      10,354
Receivable for investments sold                                                              13,475                           -
Other assets                                                                                 17,176                      19,097
                                                                                     --------------             ---------------
  Total Assets                                                                           $1,369,906                  $1,033,651
                                                                                     ==============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                   $170,384                   $161,608
    Secured by pledge of other securities available for sale
      and cash equivalents                                                    428,796                    356,491
    Secured by mortgage loans pools                                                 -                     67,367
    Secured by pledge of securities held for trading                           62,063                     55,212
    Secured by pledge of investments in real estate joint ventures              3,385                      3,385
    Secured by pledge of commercial mortgage loans                             55,865                     75,279
                                                                            ---------                   ---------
Total borrowings                                                                          $ 720,493                    $719,342
Payable for investments purchased                                                           306,837                           -
Distributions payable                                                                        11,114                       9,741
Other liabilities                                                                            25,522                      31,910
                                                                                      --------------             ---------------
     Total Liabilities                                                                    1,063,966                     760,993
                                                                                      --------------             ---------------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $34,200                                                                           30,517                      30,404
                                                                                      --------------             ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 29,792 shares issued and outstanding in 2001; and 25,136 shares issued and
     outstanding in 2000                                                                         30                          25

10% Series B preferred stock, liquidation preference $55,567 in
2001, $56,525 in 2000                                                                        42,276                      43,004
Additional paid-in capital                                                                  354,505                     315,533

Distributions in excess of earnings                                                         (12,893)                    (13,437)
Accumulated other comprehensive loss                                                       (108,495)                   (102,871)
                                                                                      --------------             ---------------
      Total Stockholders' Equity                                                            275,423                     242,254
                                                                                      --------------             ---------------
      Total Liabilities and Stockholders' Equity                                         $1,369,906                  $1,033,651
                                                                                      ==============             ===============

The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------

                                                                      For the Three                    For the Three
                                                                       Months Ended                    Months Ended
                                                                       March 31, 2001                   March 31, 2000
                                                                     -----------------               ------------------
Income:
    Securities available for sale                                            $ 17,247                         $ 14,342
    Commercial mortgage loans                                                   5,987                            1,989
    Mortgage loan pools                                                         1,438                                -
    Trading securities                                                          1,104                                -
    Earnings from real estate joint ventures                                      367                                -
    Cash and cash equivalents                                                     197                              291
                                                                     -----------------               ------------------
        Total income                                                           26,340                           16,622
                                                                     -----------------               ------------------

Expenses:
    Interest                                                                   11,401                            7,467
    Interest-trading securities                                                   871                                -
    Management and incentive fee                                                2,449                            1,290
    Other expenses - net                                                          686                              887
                                                                     -----------------               ------------------
        Total expenses                                                         15,407                            9,644
                                                                     -----------------               ------------------

Other gain (losses):
Gain on sale of securities available for sale                                   1,947                               24
Gain on securities held for trading                                              692                               328
Foreign currency gain (loss)                                                     104                                (4)
                                                                     -----------------               ------------------
       Total other gain (loss)                                                 2,743                              348
                                                                     -----------------               ------------------

Income before cumulative transition adjustment                                 13,676                            7,326
Cumulative transition adjustment - SFAS 133                                   (1,903)                                -
                                                                     -----------------               ------------------
Net Income                                                                    11,773                             7,326
                                                                     -----------------               -----------------
Dividends and accretion on preferred stock                                     2,289                              866
                                                                     -----------------               ------------------

Net Income available to Common Shareholders                                    9,484                            6,460
                                                                     =================               ==================

Net income per common share, basic:
    Income before cumulative transition adjustment                              $0.42                            $0.31
    Cumulative transition adjustment - SFAS 133                                 (0.07)                               -
                                                                     -----------------               ------------------
      Net income                                                                $0.35                            $0.31
                                                                     ==================               ==================

Net income per common share, diluted:
      Income before cumulative transition adjustment                            $0.39                            $0.29
      Cumulative transition adjustment - SFAS 133                               (0.06)                               -
                                                                     -----------------               ------------------
      Net income                                                                $0.33                            $0.29
                                                                     ==================               ==================

Weighted average number of shares outstanding:
    Basic                                                                      27,003                           20,956
    Diluted                                                                    31,116                           25,037

The accompanying notes are an integral part of these financial statements.



Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2001
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                    Series                              Accumulated
                                          Common       B     Additional  Distributions     Other                          Total
                                          Stock,   Preferred   Paid-In     In Excess   Comprehensive   Comprehensive  Stockholders'
                                         Par Value   Stock     Capital    Of Earnings       Loss           Income         Equity

Balance at January 1, 2001                     $25   $43,004    $315,533     ($13,437)     ($102,871)                      $242,254

Issuance of common stock                         5                38,216                                                     38,221
Net income                                                                     11,773                        $11,773         11,773

Net charge associated with current
period hedging transactions                                                                   (4,303)         (4,303)        (4,303)

Net amount reclassified into earnings due
to amortization of de-designated hedges                                                          248             248            248

Cumulative transition adjustment -
SFAS 133                                                                                       1,903          1,903          1,903

Change in net unrealized gain (loss) on
securities available for sale, net of
reclassification adjustment                                                                   (3,472)         (3,472)        (3,472)
                                                                                                             ---------
Other Comprehensive loss                                                                                      (5,624)

Comprehensive Income                                                                                          $6,149
                                                                                                             =========
Dividends declared-common stock                                                (8,940)                                       (8,940)

Dividends and accretion on
Preferred stock                                                                (2,289)                                       (2,289)

Conversion of Series B preferred stock
to common stock                                         (728)         728
                                                                                                                                  -
Compensation cost - stock options                                      28                                                         28
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                      $30   $42,276     $354,505    ($12,893)     ($108,495)                       $275,443
                                               =====================================================================================
Disclosure of reclassification adjustment:

Unrealized holding loss
                                                                                                               $(5,419)

Less: reclassification for realized gains
previously recorded as unrealized                                                                                1,947

Net charge associated with current period
hedging transactions                                                                                            (4,303)

Net amount reclassified into earnings due
to amortization of de-designated hedges                                                                            248

Cumulative transition adjustment - SFAS 133                                                                      1,903
                                                                                                              ---------
Net unrealized loss on securities                                                                              $(5,624)
                                                                                                              ==========
The accompanying notes are an integral part of these financial statements.






Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Three           For the Three
                                                                                      Months Ended        Months Ended March
                                                                                     March 31, 2001             31, 2000
                                                                                     --------------             --------
Cash flows from operating activities:
     Net income                                                                  $       11,773                $ 7,326

Adjustments to reconcile net income to net cash provided by operating activities:

        Net sale of trading securities                                                   54,736                    328
        Amortization on negative goodwill                                                  (425)                     -
        Compensation cost - stock options                                                    28                      -
        Cumulative transition adjustment - SFAS 133                                      (1,903)                     -
        Premium amortization (discount accretion), net                                   (7,051)                   (14)
        Non-cash portion of net foreign currency (gain) loss                               (104)                     4
        Net gain on sale of securities                                                   (2,639)                  (352)
        Earnings from real estate joint ventures                                           (367)                     -
        Distributions real estate joint ventures                                            328                      -
        (Increase) decrease in other assets                                              (5,892)                   893
        (Decrease) increase in other liabilities                                         (3,144)                   809
                                                                                 ---------------  ---------------------
Net cash provided by operating activities                                                45,340                  8,994
                                                                                 ---------------  ---------------------
Cash flows from investing activities:
     Purchase of securities available for sale                                         (439,334)                (8,650)
     Funding of commercial mortgage loans                                                     -                (30,600)
     Repayments received from commercial mortgage loans                                  36,739                      -
     Increase in restricted cash equivalents                                            (13,977)                     -
     Principal payments received on securities available for sale                        17,528                 17,482
     Principal payments received on mortgage loan pools                                  10,981                      -
     Proceeds from sales of securities available for sale and mortgage loan pools       315,975                 15,712
     Net proceeds (payments) from hedging securities                                     (5,662)                (3,133)
                                                                                 ---------------  ---------------------
Net cash provided by (used in) investing activities                                     (77,750)                (9,189)
                                                                                 ---------------  ---------------------
Cash flows from financing activities:
     Net increase in borrowings                                                           1,151                  1,439
     Proceeds from issuance of common stock, net of offering costs                       38,222                      -
     Distributions on common stock                                                       (7,429)                (6,079)
     Distributions on preferred stock                                                    (2,313)                     -
     Purchase of common shares                                                                -                    (39)
                                                                                 ---------------  ---------------------
Net cash provided by (used in) financing activities                                      29,631                 (4,679)
                                                                                 ---------------  ---------------------
Net decrease in cash and cash equivalents                                                (2,779)                (4,874)
Cash and cash equivalents, beginning of period                                           37,829                 22,265
                                                                                 ---------------  ---------------------
Cash and cash equivalents, end of period                                         $       35,050                $17,391
                                                                                 ===============  =====================
Supplemental disclosure of cash flow information:
     Interest paid                                                               $       15,315                $ 7,195
                                                                                 ===============  =====================
Investments purchased not settled                                                $      306,837                      -
                                                                                 ===============  =====================
Investments sold not settled                                                     $       13,475                      -
                                                                                 ===============  =====================

The accompanying notes are an integral part of these financial statements.



Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data)
---------------------------------------------------------------------

   Note 1     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

   The Company's business focuses on (i) originating high yield commercial real estate loans, (ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and
   (iii) acquiring investment grade real estate related securities as a liquidity diversification.

   The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 2000 filed with the Securities and Exchange Commission.

   In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals (except for the cumulative transition adjustment for SFAS 133 in the first quarter 2001 - see note 2), necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

   Note 2     ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   On January 1, 2001 the Company reclassified certain of its agency debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the agency debt securities and the unrealized loss of $2,830 related to the interest rate swap as of January 1, 2001 were removed from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS
   133. The net cumulative effect of adopting SFAS 133 was ($1,903) or ($0.07) per share, and is reflected as "Cumulative Transition Adjustment
   - SFAS 133" on the consolidated statement of operations.

   In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $98,000 that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. The fair value of these swap agreements on January 1, 2001, an unrealized loss of ($9,853), remained in OCI at the date of adoption of FAS 133, and therefore, did not result in a transition adjustment.

   Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to amortize the related $9,853 recorded in OCI. Amortization is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For the period ended March 31, 2001, $248 was amortized as a reduction of interest income, and $248 will be amortized as a reduction of interest income each quarter for the next 12 months.

   In addition, on January 1, 2001 the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities as trading securities. These interest rate swap agreements were sold in January 2001; the loss of $795 is included in gain on securities held for trading. As of December 31, 2000 the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being amortized as a reduction of income from securities available for sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000.

   The Company uses interest rate swaps to manage exposure to variable cash flows on its borrowings under reverse repurchase agreements and as trading derivatives intended to offset changes in fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

   The Company has entered into reverse repurchase agreements to finance securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements bear interest at a LIBOR based variable rate. Increases in the LIBOR rate could negatively impact earnings. The interest rate swap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

   As of March 31, 2001, the Company had interest rate swaps with notional amounts aggregating $251,000 that were hedging borrowings under reverse repurchase agreements. Their aggregate fair value was a $9,989 liability included in other liabilities on the statement of financial condition. For the three months ended, the net change in the fair value of the interest rate swaps of $(4,303) was recorded in OCI. None of this net change in value was deemed ineffective and therefore, nothing was recognized in earnings relating to the change in value.

   As of March 31, 2001, the Company had interest rate swaps with notional amounts aggregating $25,000 designated as trading derivatives. Their aggregate fair value at March 31, 2001 was $(2,819), included in trading securities. For the three months ended March 31, 2001, the change in fair value for these trading derivatives was ($567) and is included in gain on securities held for trading in the consolidated statement of operations.

   The implementation of SFAS 133 did not change the manner in which the Company accounts for its forward currency exchange contracts; these contracts are carried at fair value, with changes in fair value included as a component of net foreign currency gain or loss in the consolidated statement of operations.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.


   Note 3     NET INCOME PER SHARE

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



                                                                                          For the Three        For the Three
                                                                                           Months Ended         Months Ended
                                                                                          March 31, 2001       March 31, 2000
                                                                                          --------------       --------------
Numerator:

     Net Income available to common shareholders before cumulative transition
           adjustment                                                                          $  11,387           $  6,460
     Cumulative transition adjustment - SFAS 133                                                  (1,903)                 -
                                                                                               ----------          ---------
     Numerator for basic earnings per share                                                        9,484              6,460
     Effect of 10.5% series A senior cumulative redeemable preferred stock                           900                866
                                                                                               ----------          ---------
     Numerator for diluted earnings per share                                                    $10,384             $7,326
                                                                                               ==========          =========

Denominator:
     Denominator for basic earnings per share--weighted average common shares outstanding         27,003             20,956
     Effect of 10.5% series A senior cumulative redeemable preferred stock                         4,091              4,081
     Dilutive effect of stock options                                                                 22                  -
                                                                                               ----------          ---------
     Denominator for diluted earnings per share--weighted average common shares
           outstanding and common share equivalents outstanding                                   31,116             25,037
                                                                                               ==========          =========

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                                                $0.42              $0.31
     Cumulative transition adjustment - SFAS 133                                                   (0.07)                 -
                                                                                               ----------          ---------
     Net income                                                                                    $0.35              $0.31
                                                                                               ==========          =========

Diluted net income per weighted average common share and common share equivalents:
     Income before cumulative transition adjustment                                                $0.39              $0.29
     Cumulative transition adjustment - SFAS 133                                                   (0.06)                 -
                                                                                               ----------          ---------
     Net income                                                                                    $0.33              $0.29
                                                                                               ==========          =========


   Note 4     SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of March 31, 2001 are summarized as follows:


                                                                                      Gross           Gross            Estimated
                                                                    Amortized       Unrealized      Unrealized           Fair
                      Security Description                             Cost            Gain            Loss              Value
----------------------------------------------------------------- --------------- --------------- --------------- ----------------
Commercial mortgage-backed securities ("CMBS"):
CMBS IO's                                                               $ 81,069         $ 2,439          $   -           $83,508
Investment grade CMBS                                                     90,836           3,448         (7,238)           87,046
Non-investment grade rated subordinated securities                       342,473             868        (78,139)          265,202
Non-rated subordinated securities                                         36,639             807         (8,550)           28,896
----------------------------------------------------------------- --------------- --------------- --------------- ----------------
     Total CMBS                                                          551,017           7,562        (93,927)          464,652

Single-family residential mortgage-backed securities ("RMBS"):
Agency adjustable rate securities                                         89,222           1,155              -            90,377
                                                                  --------------- --------------- --------------- ----------------
Agency fixed rate securities                                             541,028           1,005           (944)          541,089
                                                                  --------------- --------------- --------------- ----------------
     Total RMBS                                                        1,181,267           9,722        (94,871)        1,096,118
                                                                  =============== =============== =============== ================

   As of March 31, 2001, an aggregate of $884,781 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

   The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of March 31, 2001:





                                                         March 31, 2001
                                    Principal      Number of           % of
                                                     Loans          Collateral
     Past due 30 days to 60 days      $3,234           1              0.04%
     Past due 60 days to 90 days      21,586           4               0.24
     Past due 90 days or more         27,879           6               0.31
     REO                              10,107           2               0.11
     Total                           $62,806          13              0.69%
     Total principal balance      $9,101,437       1,760



   The Company's delinquency experience of 0.69% is compared to the 0.99% for directly comparable collateral experience shown in the Lehman Brothers CMBS 1998 vintage collateral delinquency index.

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

   In July of 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Interests. This issue provides guidance on the appropriate methodology to be used in recognizing changes in the estimated yield on asset-backed securities, and in determining whether impairment exists. This consensus is to be applied in the second quarter of 2001. The Company's management does not believe that application of this consensus will have a material impact on the Company's financial statements, but it may require earlier recognition of impairment of CMBS investments than under previous guidance, should the Company experience credit losses on the loans underlying a CMBS investment in amounts greater than anticipated at acquisition.

   As of March 31, 2001, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.83% per annum, and of the Company's other securities available for sale was 7.82% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   During the three months ended March 31, 2001, the Company sold all of its mortgage loan pools. The gain on the sale was $723.


   Note 5     SECURITIES HELD FOR TRADING

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

   The Company's securities held for trading are carried at estimated fair value. At March 31, 2001, the Company's securities held for trading consisted of FNMA Mortgage Pools with an estimated fair value of $60,500 and a interest rate swap agreement which represented a notional amount of $25,000 and a fair value of $(2,189). The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years after which the rates are periodically reset to market.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


   Note 6     COMMERCIAL MORTGAGE LOANS

   A summary of activity for commercial mortgage loans at March 31, 2001 is as follows:

                                                              March 31, 2001
                                                              ---------------
    Balance at beginning of period                                $153,187
    Principal payments received during the period                   (1,635)
    Proceeds from repayment of mortgage loans                      (35,000)
                                                              ---------------
    Balance at end of period                                      $116,552
                                                              ===============

   In March 2001, a $35,000 commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California was satisfied in full. The original maturity of the loan was August 2001. Upon repayment, the remaining unamortized commitment fee was recognized and recorded as additional interest income.


    Note 7        COMMON STOCK

   On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $33,200. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

   On May 11, 2001, the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments.

   On March 15, 2001, the Company declared distributions to its common shareholders of $0.30 per share, payable on April 30, 2001 to stockholders of record on March 30, 2001. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.


   Note 8     TRANSACTIONS WITH AFFILIATES

   The Company has a management agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Management Agreement expires on March 20, 2002. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.35% of average invested assets rated above BB+.

   The Company incurred $1,866 and $1,290 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2001 and 2000 respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $37 and $100 for certain expenses incurred on behalf of the Company during the three months ended March 31, 2001 and 2000, respectively.

   The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 3.5% over the ten-year U.S. Treasury Rate as defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $583 in incentive compensation for the three months ended March 31, 2001. The Company did not pay incentive compensation for the three months ended March 31, 2000.

   Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For both the three months ended March 31, 2001 and March 31, 2000, the administration fee was $30.

   On March 30, 2001, the Company purchased two certificates representing a 1% interest in PNC Loan Trust - III for an aggregate investment of $1,732. These certificates were purchased from PNC Bank, an affiliate. The assets of the Trusts consist of commercial mortgage loans originated or acquired by PNC. The Company has a committed line of credit for $4,500 from PNC Funding Corp., a wholly owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in such Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of March 31, 2001, there were no outstanding borrowings against this line of credit.

   During the three months ended March 31, 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of March 31, 2001, there was $35,974 borrowed under this line of credit. The Company earned $121 from the Owner Trusts and paid interest of approximately $99 to PNC Funding Corp. as interest on borrowings under a related line of credit for the three months ended March 31, 2001.


   Note 9      BORROWINGS

   Certain information with respect to the Company's collateralized borrowings at March 31, 2001 is summarized as follows:

                                                Lines of       Reverse          Total
                                               Credit and     Repurchase     Collateralized
                                               Term Loans     Agreements       Borrowings
                                              ----------------------------------------------
   Outstanding borrowings                        $ 151,323        $569,170         $720,493
   Weighted average borrowing rate                    6.31%           5.28%            5.50%
   Weighted average remaining maturity             174 days         22 days          54 days
   Estimated fair value of assets pledged          $176,312        $708,469         $884,781

   As of March 31, 2001, $24,803 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

   As of March 31, 2001, the Company's collateralized borrowings had the following remaining maturities:

                              Lines of           Reverse           Total
                             Credit and         Repurchase    Collateralized
                              Term Loan         Agreements      Borrowings
                             -----------       -----------    --------------
   Within 30 days              $40,324           $518,666        $558,990
   31 to 59 days                     -             50,504          50,504
   Over 60 days                110,999                  -         110,999
                             -----------       -----------    --------------
                              $151,323           $569,170        $720,493
                             ===========       ===========    ==============

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

   The Company repaid its $17,500 three year term financing secured by the Company's $35,000 Santa Monica Loan in March 2001 when the Santa Monica Loan was paid off in full.

   The Company has a facility with ABN Amro, in the amount of $200,000, which matures on June 18, 2001, and bears interest at a variable based LIBOR rate. As of March 31, 2001, outstanding borrowing under the ABN Amro facility was $25,264. This amount was repaid in April 2001 when the sale of the mortgage loan pool assets was completed.


   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General:

   During the first quarter of 2001 the Company's stock posted a total return of 29.4%. The financial markets are placing greater value on consistent earnings and recognizing the Company's ability to perform versus expectations. The Company is focused on increasing scale with the long-term goals of increasing earnings, increasing dividends and providing greater financial flexibility. Through May 11, 2001 the Company issued 8,600,000 shares of common stock at prices significantly in excess of GAAP book value. The Federal Reserve Board's dramatic reductions in short term rates has created a positive environment to invest accretively using the Company's traditional investment strategies. The Company is currently deploying its new capital in the investment grade real estate related securities sector employing greater leverage and less credit risk to create a higher level of operating earnings. This strategy will be followed by a continued focus on strategic redeployment of this capital into the high yield commercial real estate loan portfolio, creating a sustainable level of higher earnings on a risk adjusted basis. The Company believes that this approach will allow shareholders to benefit from rising dividends and improved stock market valuation.

   The Company's business focuses on (i) originating high yield commercial real estate loans, (ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and
   (iii) acquiring investment grade real estate related securities.

   Company management believes that this represents an integrated strategy where each line of business supports the others and creates additional value for shareholders over and above operating each line in isolation. The commercial real estate loans provide high risk adjusted returns for shorter periods of time, the CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, and the investment grade securities investments are an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

   These strategies are pursued within an aggregate risk management framework that seeks to limit the exposure of the Company's equity and earnings to changes in interest rates and other factors beyond the Company's control.

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

   Market Conditions:

   Commercial Real Estate Conduit Credit: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 transactions to be the most relevant measure of market conditions applicable to its below investment grade CMBS holdings. Pursuant to these statistics as of March 31, 2001, 40 different securitizations were included in the index and 0.99% of principal balances were delinquent. As of December 31, 2000, 41 securitizations had 0.77% of principal balances delinquent. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. As of March 31, 2001, 180 securitizations were being monitored among the larger universe and 0.94% of outstanding balances were delinquent, compared to 180 securitizations included as of December 31, 2000 and 0.77% delinquent.

   Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2001, MSDW delinquencies on 150 securitizations were 1.27%. As of December 31, 2000 this same index tracked 144 securitizations with delinquencies of 1.01%. Over the life of these types of transactions, delinquencies and issues will naturally increase.

   Real Estate: The slowing economy has had different effects on each property type. Rent growth has stopped for office properties as space becomes available in the sublet market and users no longer inventory space based on high growth expectations. Retail property markets have yet to experience a slow down in consumer spending, but properties have been impacted by disparate anchor tenant performance. Multifamily properties have been the beneficiary of the slowdown as job layoffs and economic uncertainty lead households to remain renters rather than buy a home. The lodging sector may also slow as business travel expenses are further reduced.

   Real Estate Capital Markets: CMBS exhibited modest spread tightening at the BB level and modest widening at the B rating category. Increasing volume of mortgage CBO's has created demand for BB rated CMBS and increased money manager participation in the sector. Single-B bonds are not generally included in CBO structures and generally are bought in conjunction with the first-loss bonds in a securitization. Due to the low interest rate environment, and the increased bid/ask spread between buyers and sellers, mortgage debt is increasingly viewed as an alternative to a sale of real property. Real estate equity mutual fund flows turned negative in the first quarter of 2001 as outflows totaled $11,000. This marked a turnaround from the positive inflows of $63,000 compared to the fourth quarter of 2000. Year-to-date flows through the first week of May 2001 were negative $38,000. All figures are exclusive of distributions as reported by Salomon Smith Barney equity research.

   CMBS: CMBS credit spreads remain at historically wide levels despite continued strength in the commercial real estate credit markets. Corporate high yield spreads widened considerably at the end of 2000. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.


                                   Average Credit Spreads (in basis points)*
                                   -----------------------------------------
                                   BB CMBS      BB Corporate      Difference
                                   -------      ------------      ----------
      As of March 31, 2001         556          448               108
      As of December 31, 2000      558          523               35

                                   B CMBS       B Corporate       Difference
                                   -------      ------------      ----------
      As of March 31, 2001         990          818               172
      As of December 31, 2000      987          978               9

       *  Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers
                   High Yield Index

   Interest Rates: During the first quarter of 2001 the yield on the ten-year U.S. Treasury Note dropped by 19 basis points from 5.11% to 4.92%. At the beginning of 2001 the Federal Reserve Board began a dramatic reversal of short-term policy by reducing rates in 50 basis points increments. By the end of March the Fed had reduced short-term rates by 150 basis points. This caused one month LIBOR to drop from 6.56% to 5.09% by quarter end. The outlook for short-term rates indicates a continuing bias towards easing. On April 12, 2001 the Fed once again surprised the market with another 50 basis point reduction.

   Effect of Market Conditions on Company Performance:

   Commercial Mortgage Backed Securities: The Company's below investment grade CMBS represent approximately $608,109 of par collateralized by underlying pools of first lien commercial mortgages. The CMBS owned by the Company include 1,760 loans with an aggregate principal balance of over $9.1 billion as of March 31, 2001. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

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

   The Company also uses the internet based system to monitor delinquencies. The Company updates this information monthly allowing for more detailed analysis of loans before problems develop. In addition the Company tracks debt service coverage ratios ("DSCR") on all loans on a quarterly basis. The current DSCR information is compared to the underwritten information to develop an understanding of the property performance trends.

   The following table shows the comparison of delinquencies:

                                                           March 31, 2001                          December 31, 2000
                                                          Number of          % of                       Number of           % of
                                           Principal         Loans        Collateral      Principal       Loans         Collateral
                                           ---------      ---------       ----------      ---------     ---------       ----------
   Past due 30 days to 60 days               $3,234            1             0.04%         $6,319            3              0.07%
   Past due 60 days to 90 days               21,586            4             0.24           7,963            2              0.09
   Past due 90 days or more                  27,879            6             0.31          28,526            5              0.31
                  Real Estate owned          10,107            2             0.11          10,145            2              0.11%
                  -----------------
                   Total Delinquent         $62,806           13             0.69%        $52,953           12              0.58%
                   ----------------
            Total Principal Balance      $9,101,437        1,760                       $9,137,150        1,765
            -----------------------


   Of the 13 delinquent loans as of March 31, 2001, five were delinquent due to technical reasons, two were REO and being marketed for sale, three were in foreclosure, and the remaining three loans were in workout negotiations. Realizing the estimated losses on all the properties currently in delinquency would not cause the Company to change its loss adjusted yields. The 13 delinquent loans do not indicate any weakness in any geographic area or property type.

   During the first quarter the Company negotiated and accepted a discounted pay off for one loan secured by an office building in Kingston, NY. This loan was not delinquent at any time. This property is in a market that has been experiencing significant vacancy rates for an extended period of time. At acquisition the Company projected there would be a loss on this loan of $3,300. The actual realized loss on this transaction was $2,445. The excess of the projected loss over the actual loss will be allocated to other loans in the pool.

   The Company's delinquency experience of 0.69% remains slightly better than the 0.99% for directly comparable collateral experience shown in the Lehman Brothers Conduit Guide for 1998 Transactions.

   During the first quarter of 2001 the Company also experienced early payoffs of $12,992, representing 0.14% of the existing pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

   The Company's DSCR monitoring process shows improving debt service coverage across the aggregate portfolio. This process generally has a 3-6 month lag so this information is as of December 31, 2000.

   Subsequent to March 31, 2001 one of the REO properties was sold. The realized loss to the trust is expected to be approximately $1,000. This is well within expectations and will not cause a change in loss-adjusted yields on the portfolio.

   During April of 2001 two of the delinquent loans became current; both were loans on healthcare facilities. Also in April four loans became delinquent; two are loans on multifamily properties, one office building and one hotel. The four loans are in diverse locations.

   The unrealized loss on the Company's holdings of CMBS at March 31, 2001 was $85,149. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of March 31, 2001 represents approximately 62% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of March 31, 2001 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded. This is the natural course for this type of security and is built into the loss expectations of the portfolio. This would negatively affect the market value and liquidity of the portfolio, but will not affect its credit performance.

   Investment Grade Real Estate Related Securities: As part of the acquisition of CORE Cap, Inc. in May 2000 the Company inherited three securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC"). The securities were the class B, C and D securities issued by the FMACT 1998 - BA trust. The respective credit ratings at the date of acquisition were AA, A and BBB. The Company currently owns $16,366 of class B principal and $10,829 of class C principal.

   The trust is collateralized by loans on 365 properties to 75 borrowers. The quality of information provided by the servicer on underlying collateral has been poor. In March 2001 class B was downgraded to A and class C was downgraded to BB. These bonds were marked down to dollar prices of 70 and 50 respectively. At these marks, the unrealized losses on these two positions are $2,700 and $4,538 respectively. The Company's current strategy is to force the servicer to provide timely and accurate information so the bonds may be properly evaluated.

   Commercial Lending: The Company also owns five mezzanine whole loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial loan portfolio generally emphasizes larger transactions located in metropolitan markets as compared to the loans in the CMBS portfolio.

   In March 2001, a $35,000 commercial real estate construction loan secured by a second mortgage on an office complex located in Santa Monica, California was satisfied in full. The original maturity of the loan was August 2001.

   Interest Rates: The Company's earnings depend, in part, on the relationship between long-term interest rates and short-term interest rates. A significant part of Company's investments bear interest at fixed rates determined by reference to the yields of medium or long-term U.S. Treasury securities or at adjustable rates determined by reference (with a lag) to the yields on various short-term instruments. Approximately $101,552 of the Company's assets earn interest at rates that are determined with reference to LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments and hedges, the Company's earnings could be negatively affected. The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.




                           Ten Year                    One month
                           U.S Treasury Securities     LIBOR        Difference
                           -----------------------     ---------    ----------
     March 31, 2001        4.92%                       5.09%        0.17%
     December 31, 2000     5.11%                       6.56%        1.45%


   The decrease in LIBOR from December 31, 2000 to March 31, 2001 had a positive impact on the Company's financing costs. On May 11, 2001 one month LIBOR was 4.12%, and the ten-year U.S. Treasury Note was 5.49%, creating a positively sloped yield curve of 1.37%.


   Recent Events:

   On May 11, 2001, the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments.

   This transaction was done on a spot basis to take advantage of the significant earnings accretion opportunities that developed when the yield curve steepened dramatically following the Federal Reserve's fourth 50 basis point rate cut in 2001. The Company sought to act quickly to take advantage of this opportunity and was able to issue stock at a significant premium to GAAP book value. This is consistent with the Company's long-term goal of increasing scale to provide higher earnings, higher dividends and improved valuations.

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

   The Company's FFO for the three months ended March 31, 2001 and 2000 was $11,773, and $7,326, respectively, which was the same as its reported GAAP net income for the periods. The Company reported cash flows provided by operating activities of $45,340 and $8,994, cash flows used in investing activities of $77,750 and of $9,189 and cash flows provided by (used in) financing activities of $29,631 and $(4,679) in its statement of cash flows for the three months ended March 31, 2001 and 2000, respectively.

   Results of Operations: Net income for the three months ended March 31, 2001 was $11,773 or $0.35 per share ($0.33 diluted). Net income for the three months ended March 31, 2000 was $7,326, or $0.31 per share ($0.29 diluted). Further details of the changes are set forth below.

   The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                           For the Three Months Ended March 31
                                             2001                      2000
                                           Interest                  Interest
                                            Income                    Income
                                        ------------------------------------
CMBS                                     $10,307                     $9,093
Other securities available for sale        6,940                      5,249
Commercial mortgage loans                  5,987                      1,989
Mortgage loan pools                        1,438                          -
Trading securities                         1,104                          -
Cash And cash equivalents                    197                        291
                                        ------------------------------------
Total                                    $25,973                    $16,622
                                        ====================================

   In addition to the foregoing, the Company earned $367 from real estate joint ventures during the three months ended March 31, 2001.

   Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                          For the Three Months Ended March 31
                                          2001                        2000
                                        Interest                    Interest
                                         Expense                     Expense
                                        -------------------------------------
Reverse repurchase agreements            $ 8,756                     $5,802
Lines of credit and term loan              3,516                      1,665
                                        -------------------------------------
Total                                    $12,272                     $7,467
                                        =====================================


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

   The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio. Interest income and Interest expense do not include earnings from real estate joint ventures of $367 and $60, respectively.

                                 For the Three Months Ended March 31
                                2001                              2000
                             -------------------------------------------
  Interest income             $25,973                           $16,622
  Interest expense            $12,212                            $7,467
  Net interest margin            5.04%                             5.72%
  Net interest spread            3.92%                             2.29%

   Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees of $2,449 for the three months ended March 31, 2001 comprised base management fees of $1,866 and incentive fees of $583. Management fees of $1,290 for the three months ended March 31, 2000 were comprised solely of the base management fee paid to the Manager (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee for the period. Other expenses - net of $686 for the three months ended March 31, 2001, and $887 for the three months ended March 31, 2000, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs and amortization of negative goodwill.

   Other Gains (Losses): During the three months ended March 31, 2001 and 2000 the Company sold a portion of its securities available-for-sale for total proceeds of $315,975 and $15,712, resulting in a realized gain of $1,947 and $24, respectively. The gains on securities held for trading were $692 and $328 for the three months ended March 31, 2001 and 2000, respectively. The foreign currency gains (losses) of $104 and $(4) for the three months ended March 31, 2001 and 2000, respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

   Dividends Declared: On March 15, 2001, the Company declared distributions to its shareholders of $.30 per share, payable on April 30, 2001 to shareholders of record on March 30, 2001.

   Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $14,496, or $0.45 ($0.42 diluted) per share, for the three months ended March 31, 2001, compared to a net income as calculated in accordance with GAAP of $11,773, or $0.35 ($0.33 diluted) per share.

   Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. As there were no actual credit losses incurred in 2001, tax basis income for subordinate CMBS is higher the GAAP income. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

   A reconciliation of GAAP net income to tax basis net income is as follows:

                                             For the Three Months Ended March 31
                                                   2001                2000
                                               ------------------------------
GAAP net income                                  $11,773              $7,326
Gain on trading securities and FAS 133
  adjustment                                       1,709                  -
Subordinate CMBS income differences                1,014                 993
                                               ------------------------------
Tax basis net income                             $14,496              $8,319
                                               ==============================

   Changes in Financial Condition

   Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at March 31, 2001 and December 31, 2000:


                                                       March 31, 2001                       December 31,
                                                          Estimated                        2000 Estimated
                                                            Fair                                Fair
                    Security Description                    Value            Percentage        Value           Percentage
------------------------------------------------------------------------ --------------- ----------------- ----------------
Commercial mortgage-backed securities:
CMBS IO's                                                      $ 83,508        7.6%              $ 68,844        10.2%
Investment grade CMBS                                            87,046         7.9                54,905         8.1
Non-investment grade rated subordinated securities              265,202        24.2               261,489        38.5
Non-rated subordinated securities                                28,896         2.6                27,197         4.0
                                                       ----------------- --------------- ----------------- ----------------
                                                                464,652        42.3               412,435        60.8
                                                       ----------------- --------------- ----------------- ----------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                90,377         8.3               160,928        23.7
Agency fixed rate securities                                    541,089        49.4               104,759        15.5
                                                       ----------------- --------------- ----------------- ----------------
                                                                631,466       57.7                265,687        39.2
                                                       ----------------- --------------- ----------------- ----------------
                                                             $1,096,118       100.0%             $678,122       100.0%
                                                       ================= =============== ================= ================

   Borrowings: As of March 31, 2001, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, mortgage loans held for sale and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2001, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                         For the Three Months Ended
                                                                               March 31, 2001
                                                       ----------------------------------------------------------------

                                                          March 31, 2001            Maximum             Range of
                                                              Balance               Balance            Maturities
                                                       ---------------------- -------------------- --------------------
Reverse repurchase agreements                               $569,170               $729,605           5 to 44 days
Line of credit and term loan borrowings                      151,323               $206,278          26 to 347 days
                                                       ---------------------- -------------------- --------------------


   Hedging Instruments: Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

   As a result, On January 1, 2001 the Company reclassified certain of its agency debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the debt securities and the unrealized loss of $2,830 related to the interest rate swap were removed from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. The net cumulative effect of adopting SFAS 133 was ($1,903) or ($0.07) per share, and is reflected as Cumulative transition adjustment - SFAS 133 on the statement of operations.

   In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $98,000 that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. The fair value of these swap agreements on January 1, 2001, an unrealized loss of ($9,853), remained in OCI at the date of adoption of FAS 133, and therefore, did not result in a transition adjustment.

   In addition, on January 1, 2001 the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities as trading securities. These interest rate swap agreements were sold in January 2001; the loss of $795 is included in Gain on securities held for trading.

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

   To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities, preferred stock, and will consider resecuritization or other achievable term funding of existing assets.

   On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $33,200. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

   On May 11, 2001 the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common Stock to cover over-allotments.

   As of March 31, 2001, $131,190 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $138,461 was available under the Company's $200,000 term facility with Merrill Lynch.

   The Company's operating activities provided cash of $45,340 and $8,994 during the three months ended March 31, 2001, and 2000, respectively, primarily through net income and, in 2001, sales of trading securities.

   The Company's investing activities used cash totaling $77,750 and $9,189 during the three months ended March 31, 2001, and 2000, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by principal payments received on securities available-for-sale and proceeds from sales of securities available-for-sale.

   The Company's financing activities provided (used) cash of $29,631 and $(4,679) during the three months ended March 31, 2001 and 2000, respectively, primarily to reduce the level of short-term borrowings and to pay distributions, offset in 2001, by proceeds from the issuance of common stock.

   Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

   The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of March 31, 2001, the Company was in compliance with all such covenants.

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

   The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counter parties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

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

   Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease by 200 basis points and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant.

   All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of March 31, 2001. Actual results could differ significantly from these estimates.

         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -300                        1.6%
             -200                        2.7%
             -100                        2.2%
          Base Case                        0
             +100                       (3.9)%
             +200                       (9.4)%
             +300                      (16.6)%

         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

          Change in                Projected Change in
       Credit Spreads,                  Portfolio
       +/- Basis Points             Net Market Value
------------------------------- --------------------------
             -300                         55.6%
             -200                         36.0%
             -100                         17.5%
          Base Case                         0
             +100                        (16.5)%
             +200                        (32.0)%
             +300                        (46.6)%


        Projected Percentage Change In Portfolio Net Interest Income and Change in Net Income per Share Given LIBOR Movements


                       Projected Change in               Projected Change in Net
       Change in LIBOR,                Portfolio              Income per Share
       +/- Basis Points           Net Interest Income
------------------------------- ------------------------- ---------------------
             -200                        22.0%                      $0.42
             -100                         11.0%                     $0.21
          Base Case                        0                          0
             +100                       (11.0)%                    $(0.21)
             +200                       (22.0)%                    $(0.42)


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

   The Company manages credit risk through the underwriting process, establishing loss assumptions, and careful monitoring of loan performance. Before acquiring a security that represents a pool of loans, the Company will perform a rigorous analysis of the quality of substantially all of the loans proposed for that security. As a result of this analysis, loans with unacceptable risk profiles will be removed from the proposed security. Information from this review is then used to establish loss assumptions. The Company will assume that a certain portion of the loans will default and calculate an expected, or loss adjusted yield based on that assumption. After the securities have been acquired the Company monitors the performance of the loans, as well as external factors that may affect their value. Factors that indicate a higher loss severity or timing experience is likely to cause a reduction in the expected yield and therefore reduce the earnings of the Company, and may require a significant write down of assets.

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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of March 31, 2001 the Company's duration on equity was approximately 3.03 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 3.03%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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

   Forward-Looking Statements: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward looking statements are contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-32155), as filed with the SEC on March 10, 2000, and in the Company's Registration Statement on Form S-4 (File No.333-33596), as filed with the SEC on March 30, 2000, as amended by Amendment No.1 to the Company's Registration Statement on Form S-4, as filed with the SEC on April 11, 2000, and the Company's prospectus supplement, dated May 7, 2001, to the prospectus dated February 13, 2001, as filed with the SEC on May 8, 2001 (File No. 333-75473). The Company hereby incorporates by reference those risk factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At March 31, 2001 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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




                                    ANTHRACITE CAPITAL, INC.



   Dated:  May 15, 2001             By: /s/ Hugh R. Frater
                                        ---------------------------------
                                        Name:  Hugh R. Frater
                                        Title: President and Chief
                                               Executive Officer
                                               (authorized officer of
                                               registrant)



   Dated:  May 15, 2001             By: /s/ Richard M. Shea
                                        ---------------------------------
                                        Name:  Richard M. Shea
                                        Title: Chief Operating Officer
                                               and Chief Financial Officer
                                               (principal accounting officer)