Form 10-Q
period 2001-06-30
ANTHRACITE CAPITAL INC
filed 2001-08-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                      Commission File Number 001-13937
                              ---------------


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

                    (1)     Yes X             No __

                    (2)     Yes X             No __


         As of August 13, 2001, 35,364,012 shares of voting common stock ($.001 par value) were outstanding.





                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.   Interim Financial Statements.......................................3

          Consolidated Statements of Financial Condition
          At June 30, 2001 (Unaudited) and
          December 31, 2000..................................................3

          Consolidated Statements of Operations
          For the Three and Six Months Ended June 30, 2001 and
          2000 (Unaudited)...................................................4

          Consolidated Statement of Changes in Stockholders' Equity
          For the Six Months Ended June 30, 2001 (Unaudited).................5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2001 and 2000 (Unaudited)........6

          Notes to Consolidated Financial Statements (Unaudited).............7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........29

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................33

Item 2.       Changes in Securities and Use of Proceeds.....................33

Item 3.       Defaults Upon Senior Securities...............................33

Item 4.       Submission of Matters to a Vote of Security Holders...........33

Item 5.       Other Information.............................................33

Item 6.       Exhibits and Reports on Form 8-K..............................33

SIGNATURES..................................................................34





Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                 Anthracite Capital, Inc. and Subsidiaries
                                               Consolidated Statements of Financial Condition
                                                    (in thousands, except per share data)
===============================================================================================================================
                                                                               June 30, 2001             December 31, 2000
                                                                               -------------             -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $  21,624                   $  37,829
Restricted cash equivalents                                                                  30,025                       9,484
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $290,397                   $288,686
     Investment grade securities                                              787,340                    389,436
                                                                        --------------              -------------
Total securities available for sale
                                                                                          1,077,737                     678,122
Securities held for trading, at fair value                                                  500,646                      54,043
Mortgage loan pools available for sale, at fair value                                             -                      71,535
Commercial mortgage loans                                                                    98,890                     153,187
Investments in real estate joint ventures                                                    10,295                      10,354
Receivable for investments sold                                                              69,537                           -
Other assets                                                                                 20,207                      19,097
                                                                                      --------------             ---------------
     Total Assets                                                                       $ 1,828,961                  $1,033,651
                                                                                      ==============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                   $165,319                   $161,608
    Secured by pledge of other securities available for sale
      and cash equivalents                                                    651,381                    356,491
    Secured by mortgage loans pools                                                 -                     67,367
    Secured by pledge of securities held for trading                          489,346                     55,212
    Secured by pledge of investments in real estate joint ventures              2,633                      3,385
    Secured by pledge of commercial mortgage loans                             43,658                     75,279
                                                                        --------------              -------------
Total borrowings                                                                        $ 1,352,337                    $719,342
Payable for investments purchased                                                            94,048                           -
Distributions payable                                                                        13,387                       9,741
Other liabilities                                                                            18,457                      31,910
                                                                                      --------------             ---------------
     Total Liabilities                                                                    1,478,229                     760,993
                                                                                      --------------             ---------------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $34,200                                                                           30,633                      30,404
                                                                                      --------------             ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 35,124 shares issued and outstanding in 2001; and 25,136 shares issued and outstanding in 2000
                                                                                                 35                          25
10% Series B preferred stock, liquidation preference $55,317 in
2001,           $56,525 in 2000                                                              42,086                      43,004
Additional paid-in capital                                                                  405,206                     315,533
Distributions in excess of earnings                                                         (13,298)                    (13,437)
Accumulated other comprehensive loss                                                       (113,930)                   (102,871)
                                                                                      --------------             ---------------
      Total Stockholders' Equity                                                            320,099                     242,254
                                                                                      --------------             ---------------
      Total Liabilities and Stockholders' Equity                                         $1,828,961                  $1,033,651
                                                                                      ==============             ===============

The accompanying notes are an integral part of these financial statements





Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)
                                                  ------------------------------------- ------------------------------------------
                                                       For the Three Months Ended               For the Six Months Ended
                                                                June 30,                                June 30,
                                                  ------------------------------------- ------------------------------------------
                                                         2001               2000                2001                 2000
                                                         ----               ----                ----                 ----
                                                  -------------------- -----------------------------------------------------------
Income:
    Securities available for sale                            $ 19,204         $ 19,186              $ 36,451             $ 33,528
    Commercial mortgage loans                                   4,209            2,989                10,196                4,977
    Mortgage loan pools                                           137            3,465                 1,575                3,465
    Trading securities                                          3,663                -                 4,767                    -
    Earnings from real estate joint ventures                      317                -                   684                    -
    Cash and cash equivalents                                     875              363                 1,072                  655
                                                             --------        ---------              --------             --------
        Total income                                           28,405           26,003                54,745               42,625
                                                             --------        ---------              --------             --------

Expenses:
    Interest                                                    9,258           15,096                20,659               22,563
    Interest - trading securities                               2,407                -                 3,278                    -
    Management and incentive fee                                2,668            1,700                 5,117                2,990
    Other expenses - net                                          283              548                   969                1,435
                                                             --------        ---------              --------             --------
        Total expenses                                         14,616           17,344                30,023               26,988
                                                             --------        ---------              --------             --------



Other gain (losses):
Gain on sale of securities available for sale                   5,134              682                 7,081                  705
Gain/loss on securities held for trading                         (124)               -                   568                  328
Foreign currency gain (loss)                                        5               (7)                  109                  (11)
Loss on impairment of asset                                    (5,702)               -                (5,702)                   -
                                                             --------        ---------              --------             --------
       Total other gain (loss)                                  (687)              675                 2,056                1,022
                                                             --------        ---------              --------             --------

Income before cumulative transition adjustment                 13,102            9,334                26,778               16,659
Cumulative transition adjustment - SFAS 133                         -                -                (1,903)                   -
                                                             --------        ---------              --------             --------
Net Income                                                     13,102            9,334                24,875               16,659
                                                             --------        ---------              --------             --------
Dividends and accretion on preferred stock                      2,287            1,575                 4,576                2,441
                                                             --------        ---------              --------             --------

Net Income available to Common Shareholders                    10,815            7,759                20,299              $14,218
                                                             ========        =========              ========             ========
Net income per common share, basic:
    Income before cumulative transition adjustment              $0.33            $0.34                 $0.75                $0.65
    Cumulative transition adjustment - SFAS 133                     -                -                 (0.06)                   -
                                                             --------        ---------              --------             --------
      Net income                                                $0.33            $0.34                 $0.69                $0.65
                                                             ========        =========              ========             ========

Net income per common share, diluted:
      Income before cumulative transition                       $0.32            $0.32                 $0.71                $0.61
      adjustment
      Cumulative transition adjustment - SFAS 133                   -                -                 (0.06)                   -
                                                             --------        ---------              --------             --------
      Net income                                                $0.32            $0.32                 $0.65                $0.61
                                                             ========        =========              ========             ========
Weighted average number of shares outstanding:
    Basic                                                      32,470           23,115                29,736               22,029
    Diluted                                                    36,631           27,196                33,874               26,111

The accompanying notes are an integral part of these financial statements.





Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2001
(in thousands)
===================================================================================================================================
                                                      Series                              Accumulated
                                            Common      B      Additional Distributions      Other                        Total
                                            Stock,  Preferred   Paid-In     In Excess    Comprehensive  Comprehensive Stockholders'
                                          Par Value   Stock     Capital    Of Earnings       Loss          Income        Equity
                                          --------- ---------  ---------- -------------  -------------   -------------  -----------
Balance at January 1, 2001                    $25    $43,004   $315,533     ($13,437)      ($102,871)                    $242,254

Issuance of common stock                        9                88,624                                                    88,633

Net income                                                                    24,875                          $24,875      24,875

Net charge associated with current
period hedging transactions                                                                   (5,996)          (5,996)     (5,996)

Net amount reclassified into earnings
due to amortization of de-designated hedges                                                      248              248         248

Cumulative transition adjustment - SFAS 133                                                    1,903            1,903       1,903

Change in net unrealized loss on
securities available for sale, net of
reclassification adjustment                                                                   (7,214)          (7,214)     (7,214)
                                                                                                       --------------
Other Comprehensive loss                                                                                      (11,059)

Comprehensive Income                                                                                          $13,816
                                                                                                       ==============

Dividends declared-common stock                                              (20,160)                                     (20,160)

Dividends and accretion on
Preferred stock                                                               (4,576)                                      (4,576)

Conversion of Series B preferred stock to
common stock                                    1       (918)       917                                                         -


Compensation cost - stock options                                   132                                                       132
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                      $35    $42,086   $405,206     ($13,298)      ($113,930)                    $320,099
                                         =========================================================================================

Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                       $(9,161)

Less: reclassification for realized gains
previously recorded as unrealized                                                                               1,947


Net charge associated with current period
hedging transactions                                                                                           (5,996)
Net amount reclassified into earnings due
to amortization of de-designated hedges                                                                           248

Cumulative transition adjustment - SFAS 133                                                                     1,903

                                                                                                       --------------
Net unrealized loss on securities                                                                            $(11,059)
                                                                                                       ==============
The accompanying notes are an integral part of these financial statements.





Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the Six Months Ended
                                                                                           June 30, 2001           June 30, 2000
                                                                                           -------------           -------------


Cash flows from operating activities:

     Net income                                                                              $  24,875               $  16,659

Adjustments to reconcile net income to net cash provided by operating activities:

        Net (purchase) sale of trading securities                                             (388,353)                    328

        Amortization on negative goodwill                                                         (960)                   (212)

        Cumulative transition adjustment - SFAS 133                                              1,903                       -

        Premium amortization, net                                                                4,509                      76

        Compensation cost - stock options                                                          132                       -

        Loss on impairment of asset                                                              5,702                       -

        Non-cash portion of net foreign currency (gain) loss                                      (109)                     11

        Net (gain) loss on sale of securities                                                   (7,649)                    729

        Distributions from real estate joint ventures in excess of earnings                         59                       -

        Decrease (increase) in other assets                                                      4,694                 (13,401)

        (Decrease) increase in other liabilities                                                (9,675)                 11,486
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by operating activities                                           (364,872)                 15,676
                                                                                 -----------------------  ---------------------

Cash flows from investing activities:

     Purchase of securities available for sale                                              (1,262,768)               (642,195)

     Funding of commercial mortgage loans                                                      (13,170)                (30,600)

     Repayments received from commercial mortgage loans                                         67,467                       -

     Increase in restricted cash equivalents                                                   (20,541)                      -

     Principal payments received on securities available for sale                               29,388                  37,588

     Principal payments received on mortgage loan pools                                         10,981                       -

     Proceeds from sales of securities available for sale and mortgage loan pools              842,238               1,310,456

     Net payments under hedging securities                                                     (5,695)                  (2,770)
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by investing activities                                          (352,100)                 672,479
                                                                                 -----------------------  ---------------------

Cash flows from financing activities:

     Net increase (decrease) in borrowings                                                     632,995                (713,647)

     Proceeds from issuance of common stock, net of offering costs                              88,624                       -

     Distributions on common stock                                                             (16,415)                (12,156)

     Distributions on preferred stock
                                                                                                (4,437)                 (3,251)
     Net proceeds from merger
                                                                                                     -                  33,380
     Acquisition costs against goodwill
                                                                                                     -                  (4,129)
     Purchase of common shares
                                                                                                     -                     (39)
                                                                                 -----------------------  ---------------------
Net cash provided by (used in) financing activities                                            700,767                (699,842)
                                                                                 -----------------------  ---------------------
Net decrease in cash and cash equivalents                                                      (16,205)                (11,687)

Cash and cash equivalents, beginning of period                                                  37,829                  22,265
                                                                                 -----------------------  ---------------------
Cash and cash equivalents, end of period                                                     $  21,624               $  10,578
                                                                                 =======================  =====================

Supplemental disclosure of cash flow information:

     Interest paid                                                                           $  20,339                  $7,195
                                                                                 ======================   =====================
Investments purchased not settled                                                            $  94,048                       -
                                                                                 ======================   =====================
Investments sold not settled                                                                 $  69,537                       -
                                                                                 ======================   =====================

The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per share data)
-------------------------------------------------------------------------------
Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Note 2          ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On January 1, 2001 the Company reclassified certain of its agency debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the agency debt securities and the unrealized loss of $2,830 related to the interest rate swap as of January 1, 2001 were removed from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. The net cumulative effect of adopting SFAS 133 was ($1,903) and is reflected as "Cumulative Transition Adjustment - SFAS 133" on the consolidated statement of operations.

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

Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to amortize the related $9,853 recorded in OCI. Amortization is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For the three and six months ended June 30, 2001, $248 and $497 was amortized as a reduction of interest income respectively, and $248 will be amortized as a reduction of interest income each quarter for the next 12 months.

In addition, on January 1, 2001 the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities as trading securities. These interest rate swap agreements were sold in January 2001; the loss of $795 is included in gain on securities held for trading. As of December 31, 2000 the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being amortized as a reduction of income from securities available for sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000. For the six months ended June 30, 2001 $129 was amortized as a reduction of interest income.

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

As of June 30, 2001, the Company had interest rate swaps with notional amounts aggregating $251,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $5,488 liability included in other liabilities on the statement of financial condition. For the three months ended June 30, 2001, the net change in the fair value of the interest rate swaps was $7,611 of which $1,615 of this change in value was deemed ineffective and is included as a reduction of interest expense and $5,996 was recorded in OCI.

As of June 30, 2001, the Company had interest rate swaps with notional amounts aggregating $25,000 designated as trading derivatives. Their aggregate fair value at June 30, 2001 was $(2,192), included in trading securities. For the three months ended June 30, 2001, the change in fair value for these trading derivatives was $774 and is included in gain on securities held for trading in the consolidated statement of operations.

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

Note 3       RECENT ACCOUNTING PRONOUNCMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. For the Company, this will result in the unamortized balance of negative goodwill being recognized in income during the first quarter of 2002 as the cumulative effect of implementing the new accounting standard. The Company estimates that the gain recognized upon implementation will be approximately $6,596.

In July of 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Interests." This issue provides guidance on the appropriate methodology to be used in recognizing changes in the estimated yield on asset-backed securities, and in determining whether impairment exists. This consensus was applied by the Company beginning in the second quarter of 2001, and did not have an impact on the Company's financial statements, but it may require earlier recognition of impairment of CMBS investments than under previous guidance, should the Company experience credit losses on the loans underlying a CMBS investment in amounts greater than anticipated at acquisition.

Note 4         NET INCOME PER SHARE

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





                                                                For the Three Months Ended     For the Six Months Ended
                                                                          June 30,                      June 30,
                                                                    2001           2000            2001          2000
                                                                    ----           ----            ----          ----
Numerator:

     Net Income available to common shareholders
     before cumulative transition adjustment                     $  10,815      $  7,759        $  22,202     $  14,218

     Cumulative transition adjustment - SFAS 133                         -             -           (1,903)            -
                                                                 ---------      --------        ---------     ---------

     Numerator for basic earnings per share                         10,815         7,759           20,299        14,218
     Effect of 10.5% series A senior cumulative
     redeemable preferred stock                                        904           868            1,804         1,734
                                                                 ---------      --------        ---------     ---------
     Numerator for diluted earnings per share                      $11,719        $8,627          $22,103       $15,952
                                                                 =========      ========        =========     =========

Denominator:
     Denominator for basic earnings per share--weighted
     average common shares outstanding                              32,470        23,115           29,737        22,029
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                 4,106         4,081            4,098         4,082
     Dilutive effect of stock options                                   56             -               40             -
                                                                 ---------      --------        ---------     ---------
     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                        36,632        27,196           33,875        26,111
                                                                 =========      ========        =========     =========

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                  $0.33         $0.34            $0.75         $0.65
     Cumulative transition adjustment - SFAS 133                         -             -            (0.06)            -
                                                                 ---------      --------        ---------     ---------
     Net income                                                      $0.33         $0.34            $0.69         $0.65
                                                                 =========      ========        =========     =========

Diluted net income per weighted average common share and
common share equivalents:
     Income before cumulative transition adjustment                  $0.32         $0.32            $0.71         $0.61
     Cumulative transition adjustment - SFAS 133                         -             -            (0.06)            -
                                                                 ---------      --------        ---------     ---------
     Net income                                                      $0.32         $0.32            $0.65         $0.61
                                                                 =========      ========        =========     =========



Note 5        SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of June 30, 2001 are summarized as follows:





                                                                                      Gross           Gross          Estimated
                                                                    Amortized       Unrealized      Unrealized         Fair
                      Security Description                             Cost            Gain            Loss            Value
----------------------------------------------------------------- --------------- --------------- --------------- ----------------
Commercial mortgage-backed securities ("CMBS"):
CMBS IO's                                                            $ 78,125         $ 1,591      $   (267)         $  79,449
Investment grade CMBS                                                  31,591               3         (1,591)           30,003
Non-investment grade rated subordinated securities                    349,245             441        (85,467)          264,219
Non-rated subordinated securities                                      34,213             713         (8,748)           26,178
                                                                  --------------- --------------- --------------- ----------------
     Total CMBS                                                       493,174           2,748        (96,073)          399,849

Single-family residential mortgage-backed securities ("RMBS"):
Fixed Rate Securities                                                  44,483             133            (24)           44,592
Home Equity Loans                                                      32,915             729              -            33,644
Hybrid Adjustable Rate Mortgages                                       68,645              32              -            68,677
Agency adjustable rate securities                                     120,570             884            (17)          121,437
Agency fixed rate securities                                          414,043               2         (4,507)          409,538
                                                                  --------------- --------------- --------------- ----------------
     Total RMBS                                                       680,656           1,780         (4,548)          677,888
                                                                  --------------- --------------- --------------- ----------------
                                                                    1,173,830           4,528       (100,621)        1,077,737
                                                                  =============== =============== =============== ================

As of June 30, 2001, an aggregate of $778,181 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of June 30, 2001:

     ------------------------------------------------------------------------
                                                June 30, 2001
     ------------------------------------------------------------------------
                                                    Number of          % of
                                   Principal          Loans        Collateral
     ------------------------------------------------------------------------
        Past due 30 to 60 days       $17,002            7             0.19%
     ------------------------------------------------------------------------
        Past due 60 to 90 days       $16,891            2             0.18%
     ------------------------------------------------------------------------
        Past due 90 or more          $34,072            6             0.37%
     ------------------------------------------------------------------------
        Real Estate owned             $8,851            1             0.10%
     ------------------------------------------------------------------------
        Total Delinquent             $76,816           16             0.84%
     ------------------------------------------------------------------------
        Total Principal Balance   $9,092,199        1,756
     ------------------------------------------------------------------------

The Company's delinquency experience of 0.84% is compared to the 0.95% for directly comparable collateral experience shown in the Lehman Brothers CMBS 1998 vintage collateral delinquency index.

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

As of June 30, 2001, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 9.88% per annum, and of the Company's other securities available for sale was 6.15% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

As part of the acquisition of CORE Cap, Inc. in May 2000 the Company inherited three securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC"). The securities were the class B, C and D securities issued by the FMACT 1998 - BA trust. The total principal amount of all three securities was $47,609. The respective credit ratings at the date of acquisition were AA, A and BBB. The Company immediately sold the class D security at a gain of approximately $150. In October 2000 the Company sold $10,000 of principal amount of the class C security at a loss of approximately $990. The Company currently owns $16,366 of class B principal and $10,829 of class C principal. The trust is collateralized by loans on 365 properties to 75 borrowers. The properties are largely franchise restaurants and gas station convenience stores. Collateral performance has been poor. In March of 2001 the class B securities were downgraded to BBB and the class C securities were downgraded to BB. In July 2001 the class B was downgraded to BBB and class C was downgraded to B.

Although the class C bond is current on all payments, the Company concluded that due to poor collateral performance, future cash flows on the class C bond were not likely to be received as originally provided and, accordingly, the bond was deemed to be impaired. The Company performed an analysis assuming 40% of the underlying collateral balance was nonrecoverable. Given the current level of credit enhancement to the class C securities the loss would amount to 51% of the current principal amount over time. Under this scenario a yield of approximately 14% results in a dollar price of 40. As a point of comparison the yield on the 10 year Treasury on June 30, 2001 was 5.41%. During the second quarter of 2001, the Company took a charge to income of $5,702 on the class C bond, to write this bond down to its estimated fair value. At June 30, 2001, the fair value of class B was marked at a dollar price of 70 and the class C was marked at a dollar price of 40. As of August 10, 2001, both bonds were current on all payments. The Company anticipates the class B bond will remain current.

Note 6        SECURITIES HELD FOR TRADING

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

The Company's securities held for trading are carried at estimated fair value. At June 30, 2001, the Company's securities held for trading consisted of FNMA and Federal Home Loan Mortgage Pools with an estimated fair value of $502,838 and a interest rate swap agreement which represented a notional amount of $25,000 and a fair value of $(2,192). The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years after which the rates are periodically reset to market. The Federal Home Loan Mortgage Pools and the underlying mortgages generally bear interest at fixed rates through maturities of fifteen to thirty years.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.

Note 7        COMMERCIAL MORTGAGE LOANS

A summary of activity for commercial mortgage loans at June 30, 2001 is as follows:

    Balance at January 1, 2001                                 $153,187
    Principal payments received during the period               (1,867)
    Proceeds from repayment of mortgage loans                  (65,600)
    Funding of mortgage loan                                    13,170
                                                          --------------
    Balance at June 30, 2001                                  $98,890
                                                          ==============

On June 25, 2001, the Company funded a $13,170 mezzanine loan secured by a first mortgage on a commercial office condominium located in New York City. The loan is subordinate to a $38,500 A rated note and a $6,080 BBB- rated note, which BBB- note is also owned by the Company. The entire principal balance of the Company's investment is pledged to secure borrowings. Current payments are interest only based upon LIBOR plus a spread. The loan matures in January 2004, and may be extended by the borrower for two additional twelve-month periods. As of June 30, 2001, the interest rate was 7.98% and the borrower has made all payments when due.

Note 8        COMMON STOCK

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

On May 11, 2001, the Company completed another secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in net proceeds to the Company of approximately $5,675.

On June 22, 2001, the Company declared distributions to its common shareholders of $0.32 per share, payable on July 31, 2001 to stockholders of record on June 29, 2001. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's shareholders.

During the second quarter of 2001, the Company issued 718,000 shares of common stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $7,065. No shares were issued in the second quarter of 2000 under the Dividend Reinvestment Plan.

Note 9        TRANSACTIONS WITH AFFILIATES

The Company has a management agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Management Agreement expires on March 20, 2002. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB-or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.35% of average invested assets rated above BB+.

The Company incurred $2,109 and $3,980 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2001 and $1,614 and $2,904 in base management fees for the three and six months ended June 30, 2000. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $68 and $156 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2001. No reimbursement of expenses were incurred during the six months ended June 30, 2000.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 3.5% over the ten-year U.S. Treasury Rate as defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $559 and $1,137 in incentive compensation for the three and six months ended June 30, 2001 and $86 for the three and six months ended June 30, 2000.

Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2001, the administration fee was $35 and $66. For the three and six months ended June 30, 2000 the administration fee was $30 and $60.

On March 30, 2001, the Company purchased two certificates representing a 1% interest in PNC Loan Trust - III for an aggregate investment of $1,732. These certificates were purchased from PNC Bank, an affiliate of the Company. The assets of the Trusts consist of commercial mortgage loans originated or acquired by PNC. The Company has a committed line of credit for $4,500 from PNC Funding Corp., a wholly owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in such Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of June 30, 2001, there were no outstanding borrowings against this line of credit.

During the three months ended March 30, 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of June 30, 2001, there was $27,310 borrowed under this line of credit. The Company earned $592 and $717 from the Owner Trusts and paid interest of approximately $432 and $531 to PNC Funding Corp. as interest on borrowings under a related line of credit for the three and six months ended June 30, 2001. During the three months ended June 30, 2001, the Company sold four Owner Trusts. The gain on the sale of those Owner Trusts was $45.

Note 10        BORROWINGS

Certain information with respect to the Company's collateralized borrowings at June 30, 2001 is summarized as follows:

                                                          Lines of               Reverse                    Total
                                                         Credit and             Repurchase               Collateralized
                                                         Term Loans             Agreements                 Borrowings
                                                       --------------------- ----------------------- ----------------------
   Outstanding borrowings                               $ 119,729              $1,232,608                 $1,352,337
   Weighted average borrowing rate                           5.01%                   3.97%                      4.49%
   Weighted average remaining maturity                    274 days                 19 days                    42 days
   Estimated fair value of assets pledged                 $156,958              $1,325,239                 $1,482,197

As of June 30, 2001, $24,803 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of June 30, 2001, the Company's collateralized borrowings had the following remaining maturities:


                                                      Lines of                Reverse                     Total
                                                     Credit and              Repurchase              Collateralized
                                                      Term Loan              Agreements                Borrowings
                                                 ---------------------- ----------------------- ------------------------
   Within 30 days                                           -              $1,232,608                   $1,232,608
   31 to 59 days                                            -                       -                            -
   Over 60 days                                       119,729                       -                      119,729
                                                 ------------------ ----------------------- ----------------------------
                                                     $119,729              $1,232,608                   $1,352,337
                                                 ================== ======================= ============================

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

During the second quarter the Company extended its $185,000 committed credit facility with Deutsche Bank, AG until July 18, 2002.

The Company has a facility with ABN Amro, in the amount of $200,000, which matured on June 18, 2001. Borrowings under this facility were repaid in April 2001 when the sale of the mortgage loan pool assets was completed.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

During the second quarter of 2001 the Company increased its quarterly dividend rate to $0.32 per share. This contributed to the second quarter's total return of 23% with performance during the first two quarters exceeding 50%. The Company is focused on increasing scale with the long-term goals of increasing earnings, increasing dividends and providing greater financial flexibility. So far this year the Company has raised over $85 million through accretive common stock offerings. The Company is currently deploying its new capital in the investment grade real estate related securities sector employing greater leverage and less credit risk to create a higher level of operating earnings. This strategy will be followed by a continued focus on strategic redeployment of this capital into the high yield commercial real estate loan portfolio, and the below investment grade CMBS creating a sustainable level of higher earnings on a risk adjusted basis. The Company believes that this approach will allow shareholders to benefit from rising dividends, improved stock market valuation and more flexible financing opportunities.

The Company's business focuses on (i) originating high yield commercial real estate loans, which includes senior interests in partnerships that own real property and are reported as real estate or joint venture investments,
(ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and (iii) acquiring investment grade real estate related securities.

The Company's management believes that this represents an integrated strategy where each line of business supports the others and creates additional value for shareholders over and above operating each line in isolation. The commercial real estate loans provide high risk adjusted returns for shorter periods of time, the CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, and the investment grade securities investments are an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

These strategies are pursued within an aggregate risk management framework that seeks to limit the exposure of the Company's equity and earnings to changes in interest rates and other factors beyond the Company's control.

The principal risks that the Company faces are (i) credit risk on the high yield real estate loans and securities it underwrites, (ii) interest rate risk on the spread between the rates (typically one month LIBOR) at which the Company borrows and the generally longer term rates (as represented by the U.S. Ten Year Treasury) at which the Company lends, and (iii) funding risk in the amount and cost of debt financing employed by the Company over time versus the level of such funding that is sustainable by the financing markets. These risks are discussed in more detail below, under the heading, "Quantitative and Qualitative Disclosures About Market Risk" and under "Capital Resources and Liquidity".

The following discussion should be read in conjunction with the financial statements and related notes. Dollar amounts are expressed in thousands, other than per share amounts.

Market Conditions and their Effect on Company Performance:

Two of the most significant factors that affect the Company's earnings are credit experience and the relationship of long term interest rates to short term interest rates. The Company's interest income from credit sensitive securities is based on a loss adjusted yield. The Company establishes loss assumptions on the pools of loans underlying its CMBS portfolios. It then computes a loss adjusted yield based on the assumed cash flows that are projected after applying the loss assumptions. To the extent that actual losses are substantially similar to the loss assumptions the loss adjusted yield would stay constant. If actual losses are greater or lower than expectations the loss adjusted yields would be decreased or increased respectively.

The relationship of long term rates to short term rates is important because the Company invests over the long term and finances for a short term. When long term rates exceed short term rates (i.e. the yield curve is steep) the Company will generally report higher earnings. When short term rates are higher than long term rates (an inverted yield curve) the Company will generally report lower earnings.

Credit Experience: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 transactions to be the most relevant measure of market conditions applicable to its below investment grade CMBS holdings. Pursuant to these statistics as of June 30, 2001, 40 securitizations were included and 0.95% of principal balances were delinquent, compared to 0.99% as of March 31, 2001. The broader measure of all transactions issued since 1994 and tracked in the Conduit Guide also provides relevant comparable information. As of June 30, 2001, 190 securitizations were being monitored among the larger universe and 0.93% of the outstanding balances were delinquent, compared to an overall delinquency rate of 0.94% across 180 transactions as of March 31, 2001.

Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2001, MSDW delinquencies on 158 securitizations were 1.21% of current balances. As of March 31, 2001, this same index tracked 150 securitizations with delinquencies of 1.27%. Over the life of these types of transactions, and as the economy slows, delinquencies and losses will naturally increase.

The Company's below investment grade CMBS represent approximately $613,845 of face value collateralized by underlying pools of first lien commercial mortgages. The CMBS owned by the Company include 1,756 loans with an aggregate principal balance of over $9.0 billion as of June 30, 2001. The Company is in a first loss position with respect to these loans. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

The following table shows the comparison of delinquencies:


------------------------------------------------------------------------------------------------------------------------------
                                                  March 31, 2001                                   June 30,2001
------------------------------------------------------------------------------------------------------------------------------

                                                        Number                                        Number
                                      Principal          of            % of                             of             % of
                                                        Loans       Collateral      Principal          Loans        Collateral
------------------------------------------------------------------------------------------------------------------------------
Past due 30 to 60 days                 $3,234            1           0.04%           $17,002             7            0.19%
------------------------------------------------------------------------------------------------------------------------------
Past due 60 to 90 days                 21,586            4           0.24%           $16,891             2            0.18%
------------------------------------------------------------------------------------------------------------------------------
Past due 90 or more                    27,879            6           0.31%           $34,072             6            0.37%
------------------------------------------------------------------------------------------------------------------------------
Real Estate owned                      10,107            2           0.11%            $8,851             1            0.10%
------------------------------------------------------------------------------------------------------------------------------
Total Delinquent                      $62,806           13           0.69%           $76,816            16            0.84%
------------------------------------------------------------------------------------------------------------------------------
Total Principal Balance            $9,101,437        1,760                        $9,092,199         1,756
------------------------------------------------------------------------------------------------------------------------------


Of the 16 delinquent loans as of June 30, 2001, six were delinquent due to technical reasons, one was REO and being marketed for sale, three were in foreclosure, and the remaining six loans were in workout negotiations. Realizing the estimated losses on all the properties currently in delinquency would not cause the Company to change its loss adjusted yields. The 16 delinquent loans do not indicate any weakness in any geographic area or property type.

The Company's delinquency experience of 0.84% remains slightly better than the 0.95% for directly comparable collateral experience shown in the Lehman Brothers Conduit Guide for 1998 Transactions.

During the second quarter of 2001 the Company also experienced early payoffs of $5,008, representing 0.55% of the existing pool balance. These loans were paid at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

During the second quarter one REO property was sold. The realized loss to the trust is expected to be approximately $1,000. This is well within expectations and will not cause a change in loss-adjusted yields on the portfolio. Total realized losses in the underlying pools for the year 2001 is $3,455. This is in line with expectations.

Yield Curve: During the second quarter of 2001 the yield on the ten-year U.S. Treasury Note increased by 49 basis points from 4.92% to 5.41%. The Federal Reserve Board continued its policy of reducing short-term interest rates. The most recent reduction in short rates came on June 27, 2001 with a 25 basis point reduction. This marked the sixth easing move of the year - the prior five each were reductions of 50 basis points. The Fed Funds target has dropped to 3.75% from 6.50% at the beginning of the year. The next meeting of the Federal Reserve Board is scheduled for August 21, 2001.

The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.


                            Ten Year                   One month
                            U.S Treasury Securities    LIBOR         Difference
                            -----------------------    ---------     ----------
     June 30, 2001          5.40%                      3.86%         1.53%
     March 31, 2001         4.92%                      5.09%         0.17%
     June 30, 2000          6.02%                      6.66%         (0.64%)


The decrease in LIBOR from March 31, 2001 to June 30, 2001 had a positive impact on the Company's financing costs and net income.

Approximately $83,000 of the Company's assets earn interest at rates that are determined with reference to LIBOR. The Company also had $276,000 notional amount of interest rate swap agreements where the Company pays a fixed rate of interest and receives a floating rate based on LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. The Company has a net inverse exposure to LIBOR, such that decreases in LIBOR will cause earnings to increase and increases in LIBOR will cause earnings to decrease.

Real Estate Capital Markets: The valuation of the Company's CMBS assets depends on credit spreads, interest rates and liquidity of the real estate capital markets. The Company also finances itself based on the value of these assets.

Credit Spreads: CMBS exhibited slight spread widening at the double-B rating level and very modest spread tightening at the single-B level as shown in the chart below. Despite increased CBO activity, older, seasoned BB-rated classes traded approximately 20 basis points wider than new issue bonds due to lack of two ratings, frequently lacking one from Moody's. Single-B bonds are not typically part of arbitrage CBO's but have been included in CBO issues done by first-loss buyers as part of long-term funding strategies. Low interest rates and steady credit spreads for borrowers has sparked increased CMBS issuance. First half domestic issuance of $32.6 billion represents a 56% increase over 2000's first half issuance of $20.9 billion. During the first half of the year REIT equities had a total return of 10.4% that exceeded the returns of both the Russell 2000 index (+6.3%) and the S&P 500 (-6.5%).

Corporate bonds continued to rebound from their underperformance in the fourth quarter of 2000 increasing the relative attractiveness of CMBS.

                           BB CMBS          BB Corporate           Difference
June 30, 2001              564              419                    145
March 31, 2001             556              448                    108
Dec. 31, 2000              558              523                     35

                           B CMBS          B Corporate            Difference
June 30, 2001              983             785                    198
March 31, 2001             990             818                    172
Dec. 31, 2000              987             978                      9

Source:  Lehman Brothers CMBS High Yield Index & Lehman Brothers
         High Yield Index

The unrealized loss on the Company's holdings of CMBS at June 30, 2001 was $93,012. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of June 30, 2001 represents approximately 62% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of June 30, 2001 the Company concluded that real estate credit fundamentals remain solid, and there has been no material change in the credit quality of its portfolio.

As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This will cause the lower rated classes to be downgraded. This is the natural course for this type of security and is built into the loss expectations of the portfolio. This would negatively affect the market value and liquidity of the portfolio, but will not affect its credit performance.

Real Estate: The slowdown in real GDP growth continues to affect property markets across the country. Reduction in tenant demand for office space has increased vacancy rates, particularly in markets that had experienced the greatest absorption in 2000. Retail properties have seen sales remain relatively stable as consumers have continued to spend. It is generally believed that continued strength in residential housing has provided consumers with increased asset values and a source of borrowing power. Owners of retail properties continue to "re-cycle" space retrieved from tenants who have closed stores to increase profitability or ceased operations. Multifamily markets continue to benefit from increased demand as larger numbers of 20-29 and 65+ year olds enter their prime renting years. Supply of multifamily space is expected to lag demand nationally in 2001, although in selected markets higher supply will suppress rent growth. Lodging markets have slowed in tandem with the slower economy. Growth in revenue-per-available-room "revpar" has turned in a negative 3.8% in the second quarter. Since hotels have the shortest lease terms (nightly turnover) they exhibit the greatest sensitivity to changes in GDP growth.

Commercial Lending: The Company also owns five mezzanine whole loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial loan portfolio generally emphasizes larger transactions located in metropolitan markets as compared to the loans in the CMBS portfolio. The credit performance of the Company's commercial mortgage backed securities remains consistent with expectations. There are no delinquencies on the Company's direct holdings of commercial mezzanine loans.

During fiscal year 2001 two loans have paid down their principal in full representing over $65,000 in proceeds. In March the Santa Monica Loan paid off in full its $35,000 loan balance and in June The New York Loan Paid off in full its $30,600 loan balance. These loans generated a realized return to the Company of over 22.5%. The contribution of these two loans to net income prior to their repayment was approximately $6,000 on an annualized basis.

On June 25, 2001, the Company funded a $13,170 mezzanine loan secured by a first mortgage on a commercial office condominium located in New York City. The loan is subordinate to a $38,500 A rated note and a $6,080 BBB- rated note, of which the BBB- note is also owned by the Company. The entire principal balance of the Company's investment is pledged to secure borrowings. Current payments are interest only based upon LIBOR plus a spread. The loan matures in January 2004, and may be extended by the borrower for two additional twelve-month periods. As of June 30, 2001, the interest rate was 7.98% and the borrower has made all payments when due.

Investment Grade Real Estate Related Securities: The yields on residential mortgage backed securities (RMBS) rose along with longer dated fixed income securities as investors grew fearful of the inflationary potential of an economic recovery. Declining prepayments and a steeper yield curve improved the fundamentals for residential mortgages evidenced by tightening spreads to both treasuries and swaps.

Investment Grade CMBS yields followed RMBS as spreads tightened on fundamentals but absolute yields increased. The low delinquency rates of commercial mortgages in general continued to help the performance of this assets class.

The proceeds from the Company's two equity raises and commercial mortgage paydowns have been redeployed into RMBS to the maximum amount permitted by the Company's debt to capital covenants. The Company's RMBS portfolio currently consists of approximately $1.2 billion worth of residential mortgage backed Securities financed with over $1.1 billion of reverse repurchase agreements.

As part of the acquisition of CORE Cap, Inc. in May 2000 the Company inherited three securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC"). The securities were the class B, C and D securities issued by the FMACT 1998 - BA trust. The total principal amount of all three securities was $47,609. The respective credit ratings at the date of acquisition were AA, A and BBB. The Company immediately sold the class D security at a gain of approximately $150. In October 2000 the Company sold $10,000 of principal amount of the class C security at a loss of approximately $990. The Company currently owns $16,366 of class B principal and $10,829 of class C principal. The trust is collateralized by loans on 365 properties to 75 borrowers. The properties are largely franchise restaurants and gas station convenience stores. Collateral performance has been poor. In March of 2001 the class B securities were downgraded to BBB and the class C securities were downgraded to BB. In July 2001 the class B was downgraded to BBB and class C was downgraded to B.

Although the class C bond is current on all payments, the Company concluded that due to poor collateral performance, future cash flows on the class C bond were not likely to be received as originally provided and, accordingly, the bond was deemed to be impaired. The Company performed an analysis assuming 40% of the underlying collateral balance was nonrecoverable. Given the current level of credit enhancement to the class C securities the loss would amount to 51% of the current principal amount over time. Under this scenario a yield of approximately 14% results in a dollar price of 40. As a point of comparison the yield on the 10 year Treasury on June 30, 2001 was 5.41%. During the second quarter of 2001, the Company took a charge to income of $5,702 on the class C bond, to write this bond down to its estimated fair value. At June 30, 2001, the fair value of class B was marked at a dollar price of 70 and the class C was marked at a dollar price of 40. As of August 10, 2001, both bonds were current on all payments. The Company anticipates the class B bond will remain current.

Recent Events:

The Company recently obtained the consent of the holders of the Series A preferred stock to increase the Company's debt to capital ratio for a period of one year. Under the terms of the preferred stock, the Company was not permitted to have a debt to capital ratio of more than 4.5:1. Beginning on August 1, 2001 the Company may maintain a debt to capital ratio of 5.0:1 until July 31, 2002. This 5.0:1 ratio is the same limit in other borrowing facilities; so no other waivers were required. The Company will use this increased borrowing ability to acquire additional RMBS to take advantage of investment opportunities available in the current steep yield curve environment. The Company will not increase its aggregate leverage ratios on its high yielding CMBS or mezzanine loan portfolios.

At the beginning of the third quarter of 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc., a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company. This commitment deploys a portion of the Company's excess liquidity into mezzanine lending with better diversification and on a more cost effective basis. By participating in Carbon, the Company seeks to reduce its maximum exposure to any given mezzanine holding while improving the return on invested capital. Anthracite does not pay BlackRock management or incentive fees through Carbon and has received a reduced fee for this investment on its own management contract with BlackRock. This transaction was reviewed by outside council and approved by the Company's unaffiliated Directors in June of 2001.

It is anticipated that funds will be drawn over time as opportunities are identified. Carbon will be managed by the same management team that has been managing the Company's commercial loan portfolio. The risk profile of Carbon is substantially similar to the Company's commercial loan program and the structure of Carbon is a Real Estate Investment Trust so the tax and regulatory issues are identical.

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

The Company's FFO for the three months ended June 30, 2001 and 2000 was $13,102, and $9,334, respectively, and $24,875 and $16,659 for the six months ended June 30, 2001 and 2000, respectively. FFO was the same as its reported GAAP net income for the periods. The Company reported cash flows (used in) provided by operating activities of $(364,872) and $15,676, cash flows (used in) provided by investing activities of $(352,100) and of $672,479 and cash flows provided by (used in) financing activities of $700,767 and $(699,842) in its statement of cash flows for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations: Net income for the three and six months ended June 30, 2001 was $13,102, or $0.33 per share ($0.32 diluted), and $24,875, or
$0.69 ($0.65 diluted), respectively. Net income for the three and six months ended June 30, 2000 was $9,334, or $0.34 per share ($0.32 diluted), and $16,659, or $0.65 ($0.61 diluted), respectively.

The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.



                                                                For the Three Months Ended June 30,
                                                                 2001                          2000
                                                               Interest                      Interest
                                                                Income                        Income
                                                             --------------------- ---------------------
CMBS                                                           $14,207                         $9,333
Other securities available for sale                              4,997                          9,853
Commercial mortgage loans                                        4,209                          2,989
Mortgage loan pools                                                137                          3,465
Trading securities                                               3,663                              -
Cash and cash equivalents                                          875                            363
                                                             --------------------- ---------------------
Total                                                          $28,088                        $26,003
                                                             ===================== =====================
                                                                     For the Six Months Ended June 30,
                                                                    2001                          2000
                                                                  Interest                      Interest
                                                                   Income                        Income
                                                             --------------------- ---------------------
CMBS                                                           $24,514                        $18,425
Other securities available for sale                             11,937                         15,103
Commercial mortgage loans                                       10,196                          4,977
Mortgage loan pools                                              1,575                          3,465
Trading securities                                               4,767                              -
Cash and cash equivalents                                        1,072                            655
                                                             --------------------- ---------------------
Total                                                          $54,061                        $42,625
                                                             ===================== =====================




In addition to the foregoing, the Company earned $317 and $684 from real estate joint ventures during the three and the six months ended June 30, 2001, respectively.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.





                                                               For the Three Months Ended June 30,
                                                              2001                             2000
                                                            Interest                         Interest
                                                             Expense                          Expense
                                                           ----------------------- -------------------
Reverse repurchase agreements                                $9,392                           $4,807
Lines of credit and term loan                                 2,273                           10,289
                                                           ----------------------- -------------------
Total                                                      $ 11,665                          $15,096
                                                           ======================= ===================

                                                                For the Six Months Ended June 30,
                                                              2001                             2000
                                                            Interest                         Interest
                                                             Expense                          Expense
                                                           ----------------------- -------------------
Reverse repurchase agreements                               $ 18,148                          $10,609
Lines of credit and term loan                                  5,789                           11,954
                                                           ----------------------- -------------------
Total                                                       $ 23,937                          $22,563
                                                           ======================= ===================


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

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio. Interest income for the three months ended June 30, 2001 does not include earnings from real estate joint ventures of $317 and interest expense of $41. There were no earnings from real estate joint ventures for the three months ended June 30, 2000.


                                                          For the Three Months Ended
                                               June 30, 2001                     June 30, 2000
                                              ------------------------- ----------------------
  Interest income                                 $28,088                           $26,003
  Interest expense                                $11,624                           $15,906
  Net interest margin                                4.95%                             4.19%
  Net interest spread                                3.54%                             2.82%


Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The Company incurred $2,109 and $3,980 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2001 and $1,614 and $2,904 in base management fees for the six months ended June 30, 2000. The Company incurred $559 and $1,137 in incentive compensation for the three and six months ended June 30, 2001 and $86 for the three and six months ended June 30, 2000. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $68 and $156 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2001. No reimbursement of expenses were incurred during the six months ended June 30, 2000. Other expenses - net of $283 and $969 for the three and six months ended June 30, 2001, and $548 and $1,435 for the three and six months ended June 30, 2000, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs and amortization of negative goodwill.

Other Gains (Losses): During the six months ended June 30, 2001 and 2000 the Company sold a portion of its securities available-for-sale for total proceeds of $842,238 and $1,310,456, which resulted in a realized gain of $5,134 and $682 for the three months ended June 30, 2001 and 2000, respectively and $7,081 and $705 for the six months ended June 30, 2001 and 2000, respectively. The (loss) gain on securities held for trading were $(124) for the three months ended June 30, 2001 and $568 and $324 for the six months ended June 30, 2001 and 2000, respectively. There were no purchases or sales of trading securities for the three months ended June 30, 2000. The foreign currency gains (losses) of $5 and $(7) for the three months ended June 30, 2001 and 2000, and $109 and $(11) for the six months ended June 30, 2001 and 2000 respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: On June 22, 2001, the Company declared distributions to its shareholders of $.32 per share, payable on July 31, 2001 to shareholders of record on June 29, 2001.

Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $19,844, or $0.54 ($0.50 diluted) per share, and $35,054, or $1.02 ($0.95 diluted) per share, for the three and six months ended June 30, 2001, compared to a net income as calculated in accordance with GAAP of $13,102, or $0.33 ($0.32 diluted) per share, and $24,875, or $0.69 ($0.65 diluted) per share, respectively.

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

A reconciliation of GAAP net income to tax basis net income is as follows:


                                                                              For the Three             For the Six
                                                                              Months Ended              Months Ended
                                                                              June 30, 2001            June 30, 2001
                                                                        ---------------------------------------------------
GAAP net income                                                                 $13,102                $   24,875
FAS 133 adjustment                                                                    -                     1,903
Loss (Gain) on trading securities                                                   (54)                      465
Loss on Impairment of asset                                                       5,702                     5,702
Subordinate CMBS income differences                                               1,094                     2,109
                                                                        ---------------------------------------------------
Tax basis net income                                                            $19,844                   $35,054
                                                                        ===================================================


                                                                              For the Three           For the Six
                                                                              Months Ended            Months Ended
                                                                              June 30, 2000           June 30, 2000
                                                                        ---------------------------------------------------
GAAP net income                                                                 $ 9,334                $   16,659
Subordinate CMBS income differences                                                 658                     1,651
CORE Cap merger expenses                                                         (2,300)                   (2,300)
                                                                        -----------------------------------------------
Tax basis net income                                                            $ 7,692                $   16,010
                                                                        ===================================================

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at June 30, 2001 and December 31, 2000:


                                                             June 30, 2001                       December 31,
                                                               Estimated                        2000 Estimated
                                                                 Fair                                Fair
                    Security Description                         Value          Percentage          Value           Percentage
---------------------------------------------------------- ------------------ --------------- ----------------- ----------------
Commercial mortgage-backed securities:
CMBS IO's                                                      $ 79,449             7.4%         $ 68,844             10.2%
Investment grade CMBS                                            30,003             2.8            54,905              8.1
Non-investment grade rated subordinated securities              264,219            24.5           261,489             38.5
Non-rated subordinated securities                                26,178             2.4            27,197              4.0
                                                           ------------------ --------------- ----------------- ----------------
                                                                399,849            37.1           412,435             60.8
                                                           ------------------ --------------- ----------------- ----------------

Single-family residential mortgage-backed securities:
Fixed Rate Securities                                            44,592             4.1
Home Equity Loans                                                33,644             3.1
Hybrid Adjustable Rate Mortgages                                 68,677             6.4
Agency adjustable rate securities                               121,437            11.3           160,928             23.7
Agency fixed rate securities                                    409,538            38.0           104,759             15.5
                                                           ------------------ --------------- ----------------- ----------------
                                                                677,888            62.9           265,687             39.2
                                                           ------------------ --------------- ----------------- ----------------
                                                             $1,077,737           100.0%         $678,122            100.0%
                                                           ================== =============== ================= ================


Borrowings: As of June 30, 2001, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, mortgage loans held for sale and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2001, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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


                                                                For the Six Months Ended
                                                                      June 30, 2001
                                            ------------------------------------------------------------------

                                                June 30, 2001            Maximum              Range of
                                                   Balance               Balance             Maturities
                                            ---------------------- -------------------- ----------------------
Reverse repurchase agreements                     $1,232,608           $1,266,970          2 to 30 days
Line of credit and term loan borrowings              119,729             $205,889         230 to 384 days
                                            ---------------------- -------------------- ----------------------


Hedging Instruments: Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

As a result, on January 1, 2001 the Company reclassified certain of its agency debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the debt securities and the unrealized loss of $2,830 related to the interest rate swap were removed from other comprehensive income and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. The net cumulative effect of adopting SFAS 133 was ($1,903) or ($0.06) per share, and is reflected as cumulative transition adjustment on the statement of operations.

In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $98,000 that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. The fair value of these swap agreements on January 1, 2001, an unrealized loss of ($9,853), remained in other comprehensive income at the date of adoption of FAS 133, and therefore, did not result in a transition adjustment.

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

To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable, to diversify the sources and types of available borrowing and capital and to maintain at least 25% of equity in liquid assets that can be converted into cash if required. The current liquid assets ratio is 54%. The Company has utilized committed bank facilities, preferred stock, and will consider resecuritization or other achievable term funding of existing assets.

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

On May 11, 2001 the Company completed another secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in net proceeds to the Company of approximately $5,675.

As of June 30, 2001, $154,140 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $134,873 was available under the Company's $200,000 term facility with Merrill Lynch.

The Company's operating activities (used) provided cash of $(364,872) and $15,676 during the six months ended June 30, 2001, and 2000, respectively, primarily through net income and, in 2001, net purchases of trading securities.

The Company's investing activities (used) provided cash totaling $(352,100) and $672,479 during the six months ended June 30, 2001, and 2000, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by principal payments received on securities available-for-sale, mortgage loans, and proceeds from sales of securities available-for-sale.

The Company's financing activities provided (used) cash of $700,767 and $(699,842) during the six months ended June 30, 2001 and 2000, respectively, primarily from repayment of short-term borrowings and payment of distributions, offset in 2001, by proceeds from the issuance of common stock and short term borrowings.

Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 4.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of June 30, 2001, the Company was in compliance with all such covenants.

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

Credit risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Credit risk is valued based on a spread over comparable maturity Treasury obligations. This spread represents the additional compensation required by investors to assume the credit risk of a debt obligation. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio.

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

The following tables quantify the potential changes in the Company's Portfolio Net Market Value and net interest income under various interest rate and credit-spread scenarios. Portfolio Net Market Value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, or credit spreads, as defined by the U.S. Interest rate swap curve, increase or decrease up to 200 basis points and the assumption that the yield curves of the rate shocks will be parallel to each other. Portfolio Net Market Value in the Credit Spread Movements scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant. The Company feels that 200 basis point variations encompasses periods of significant volatility in these markets.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease by 200 basis points and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other.
All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of June 30, 2001. Actual results could differ significantly from these estimates.



         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -200                        8.3%
             -100                        4.9%
             -50                         2.7%
          Base Case                        0
             +50                        (3.0)%
             +100                       (6.5)%
             +200                       (14.5)%

         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

          Change in                Projected Change in
       Credit Spreads,                  Portfolio
       +/- Basis Points             Net Market Value
------------------------------- --------------------------
             -200                         44.6%
             -100                         21.8%
             -50                          10.8%
          Base Case                         0
             +50                         (10.5)%
             +100                        (20.8)%
             +200                        (40.6)%


      Projected Percentage Change In Portfolio Net Interest Income and
            Change in Net Income per Share Given LIBOR Movements


                              Projected Change in      Projected Change in Net
   Change in LIBOR,                Portfolio              Income per Share
   +/- Basis Points           Net Interest Income
--------------------------- ------------------------- ------------------------
         -100                        14.0%                      $0.29
         -50                           7.0%                     $0.15
      Base Case                        0                          0
         +50                         (7.0)%                    $(0.15)
         +100                       (14.0)%                    $(0.29)




Credit Risk: Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy, and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. The nature of the CMBS assets owned are such that all losses experienced by a pool of mortgages will be borne by the Company. Changes in the expected default rates of the underlying mortgages will significantly affect the value of the Company, the income it accrues and the cash flow it receives. An increase in default rates will reduce the book value of the Company's assets and the Company earnings and cash flow available to fund operations and pay dividends. This change in value can be independent of changes in spreads, as actual credit experience and pricing of credit are not necessarily correlated.

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

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 9.78% to 8.35%. This would reduce GAAP income going forward by approximately $0.15 per common share and cause a significant write down in assets at the time the loss assumption is changed. The amount of the write-down depends on several factors but it could be in excess of $100 per share.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of June 30, 2001 the Company's duration on equity was approximately 5.69 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 5.69%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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

Forward-Looking Statements: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward looking statements are contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-64900), as filed with the SEC on July 20, 2001, and in the Company's Registration Statement on Form S-4 (File No.333-33596), as filed with the SEC on March 30, 2000, as amended by Amendment No.1 to the Company's Registration Statement on Form S-4, as filed with the SEC on April 11, 2000, and the Company's prospectus supplement, dated May 7, 2001, to the prospectus dated February 13, 2001, as filed with the SEC on May 8, 2001 (File No. 333-75473). The Company hereby incorporates by reference those risk factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.




Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At June 30, 2001 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.      Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Rider X

   On May 21, 2001, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy, for (i) the election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify and (ii) the ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. The results of the voting are shown below:

       Director            Votes Cast For                    Withheld
   ----------------------------------------------------------------------------

   Donald G. Drapkin         26,334,446                        46,439
   Carl F. Geuther           26,342,446                        38,439
   Leon T. Kendall           26,337,210                        43,675

   Independent Auditor     Votes Cast For       Votes Cast Against and Withheld
   ----------------------------------------------------------------------------
   Deloitte & Touche         26,238,859                       142,026

Item 5.     Other Information

None.




Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 27.1 - Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K
(c)      None.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ANTHRACITE CAPITAL, INC.



Dated:  August 14, 2001          By: /s/ Hugh R. Frater
                                     ---------------------------------
                                 Name: Hugh R. Frater
                                 Title: President and Chief Executive Officer
                                 (authorized officer of registrant)




Dated:  August 14, 2001          By: /s/ Richard M. Shea
                                      ------------------------------
                                     Name: Richard M. Shea
                                     Title: Chief Operating Officer and Chief
                                     Financial Officer (principal accounting
                                     officer)