Form 10-Q
period 2001-09-30
ANTHRACITE CAPITAL INC
filed 2001-11-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

                      Commission File Number 001-13937
                              ---------------


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

                       (1)     Yes X      No__
                       (2)     Yes X      No__

         As of November 13, 2001, 40,618,496 shares of voting common stock ($.001 par value) were outstanding.


                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                                             Page
                                                                                           ----

Item 1.   Interim Financial Statements........................................................3

          Consolidated Statements of Financial Condition
          At September 30, 2001 (Unaudited) and December 31, 2000.............................3

          Consolidated Statements of Operations
          For the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited).........4

          Consolidated Statement of Changes in Stockholders' Equity
          For the Nine Months Ended September 30, 2001 (Unaudited)............................5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)...................6

          Notes to Consolidated Financial Statements (Unaudited)..............................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................30

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................................34

Item 2.   Changes in Securities and Use of Proceeds...........................................34

Item 3.   Defaults Upon Senior Securities.....................................................34

Item 4.   Submission of Matters to a Vote of Security Holders.................................34

Item 5.   Other Information...................................................................34

Item 6.   Exhibits and Reports on Form 8-K....................................................34

SIGNATURES....................................................................................35


Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                 Anthracite Capital, Inc. and Subsidiaries
                               Consolidated Statements of Financial Condition
                                   (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            September 30, 2001           December 31, 2000
                                                                            ------------------           -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $  69,926                   $  37,829
Restricted cash equivalents                                                                  29,627                       9,484
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $303,737                   $288,686
     Investment grade securities                                              738,223                    389,436
                                                                        --------------              -------------
Total securities available for sale                                                       1,041,960                     678,122
Securities held for trading, at fair value                                                  612,260                      54,043
Mortgage loan pools available for sale, at fair value                                             -                      71,535
Commercial mortgage loans                                                                   100,158                     153,187
Investments in real estate joint ventures                                                     8,464                      10,354
Receivable for investments sold                                                             407,890                           -
Other assets                                                                                 18,108                      19,097
                                                                                      --------------               -------------
     Total Assets                                                                       $ 2,288,393                  $1,033,651
                                                                                      ==============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                   $162,554                   $161,608
    Secured by pledge of other securities available for sale
      and cash equivalents                                                    673,784                    356,491
    Secured by mortgage loan pools                                                  -                     67,367
    Secured by pledge of securities held for trading                          591,506                     55,212
    Secured by pledge of investments in real estate joint ventures              1,337                      3,385
    Secured by pledge of commercial mortgage loans                             43,006                     75,279
                                                                        --------------              -------------
Total borrowings                                                                        $ 1,472,187                    $719,342
Payable for investments purchased                                                           405,633                           -
Distributions payable                                                                        13,622                       9,741
Other liabilities                                                                            36,923                      31,910
                                                                                      --------------                 -----------
     Total Liabilities                                                                    1,928,365                     760,993
                                                                                      --------------                 -----------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $34,200                                                                           30,752                      30,404
                                                                                      --------------                 -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 35,786 shares issued and outstanding in 2001; and 25,136 shares issued and outstanding in 2000
                                                                                                 36                          25
10% Series B preferred stock, liquidation preference $55,317 in
2001,           $56,525 in 2000                                                              42,086                      43,004
Additional paid-in capital                                                                  412,316                     315,533
Distributions in excess of earnings                                                         (10,551)                    (13,437)
Accumulated other comprehensive loss                                                       (114,611)                   (102,871)
                                                                                      --------------                 -----------
      Total Stockholders' Equity                                                            329,276                     242,254
                                                                                      --------------                 -----------
      Total Liabilities and Stockholders' Equity                                         $2,288,393                  $1,033,651
                                                                                      ==============                 ===========

The accompanying notes are an integral part of these financial statements


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)
                                                      ------------------------------------- --------------------------------------
                                                           For the Three Months Ended               For the Nine Months Ended
                                                                 September 30,                            September 30,
                                                      ------------------------------------- --------------------------------------

                                                             2001               2000                2001                 2000
                                                             ----               ----                ----                 ----
                                                      ----------------  -------------------  ----------------  ------------------
Income:
    Securities available for sale                          $ 20,546         $ 21,585              $ 56,997          $ 55,113
    Commercial mortgage loans                                 2,941            3,573                13,137             8,550
    Mortgage loan pools                                           -            1,555                 1,575             5,021
    Trading securities                                       11,054                -                15,821                 -
    Earnings from real estate joint ventures                    634                -                 1,318                 -
    Cash and cash equivalents                                 1,071              255                 2,143               909
                                                          ---------         --------              --------          --------
        Total income                                         36,246           26,968                90,991            69,593
                                                          ---------         --------              --------          --------

Expenses:
    Interest                                                 10,752           14,765                31,411            37,328
    Interest - trading securities                             7,589                -                10,867                 -
    Management and incentive fees                             3,303            2,060                 8,419             5,050
    Other expenses - net                                         78              (20)                1,047             1,415
                                                          ---------         --------              --------          --------
        Total expenses                                       21,722           16,805                51,744            43,793
                                                          ---------         --------              --------          --------


Other gains (losses):
Gain on sale of securities available for sale                  175               994                 7,256             1,700
Gain on securities held for trading                          1,875               191                 2,443               519
Foreign currency gain                                          (91)               29                    18                18
Loss on impairment of asset                                      -                 -                (5,702)                -
                                                          ---------         --------              --------          --------
       Total other gain                                      1,959             1,214                 4,015             2,237
                                                          ---------         --------              --------          --------

Income before cumulative transition adjustment              16,483            11,377                43,262            28,037
Cumulative transition adjustment - SFAS 133                      -                 -                (1,903)                -
                                                          ---------         --------              --------          --------

Net Income                                                  16,483            11,377                41,359            28,037
                                                          ---------         --------              --------          --------

Dividends and accretion on preferred stock                   2,290             2,307                 6,866             4,748
                                                          ---------         --------              --------          --------

Net Income available to Common Shareholders               $ 14,193           $ 9,070              $ 34,493           $23,289
                                                          =========         ========              ========          ========

Net income per common share, basic:
    Income before cumulative transition adjustment           $0.40             $0.36                 $1.15             $1.01
    Cumulative transition adjustment - SFAS 133                  -                 -                 (0.06)               -
                                                          ---------         --------              --------          --------
      Net income                                             $0.40             $0.36                 $1.09             $1.01
                                                          =========         ========              ========          ========

Net income per common share, diluted:
      Income before cumulative transition                    $0.38             $0.34                 $1.09             $0.95
      adjustment
      Cumulative transition adjustment - SFAS 133                -                 -                 (0.05)                -
                                                          ---------         --------              --------          --------
      Net income                                             $0.38             $0.34                 $1.04             $0.95
                                                          =========         ========              ========          ========

Weighted average number of shares outstanding:
    Basic                                                   35,397            25,136                31,637            23,069
    Diluted                                                 39,595            29,218                35,799            27,150

The accompanying notes are an integral part of these financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2001
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Series                              Accumulated
                                            Common      B      Additional Distributions      Other                         Total
                                            Stock,  Preferred   Paid-In     In Excess    Comprehensive  Comprehensive  Stockholders'
                                          Par Value    Stock     Capital   Of Earnings        Loss           Income        Equity

Balance at January 1, 2001                      $25    $43,004   $315,533    ($13,437)     ($102,871)                     $242,254

Issuance of common stock                         10                95,734                                                   95,744

Net income                                                                     41,359                       $41,359         41,359

Net charge associated with current
period hedging transactions                                                                  (22,452)       (22,452)       (22,452)

Net amount reclassified into earnings due
to amortization of de-designated hedges                                                          248            248            248

Cumulative transition adjustment - SFAS                                                        1,903          1,903          1,903
133

Change in net unrealized loss on
securities available for sale, net of
reclassification adjustment                                                                    8,561           8,561         8,561
                                                                                                            --------
Other Comprehensive loss                                                                                     (11,740)
                                                                                                            ---------
Comprehensive Income                                                                                         $29,619
                                                                                                            ========

Dividends declared-common stock                                               (31,607)                                     (31,607)


Dividends and accretion on
Preferred stock                                                                (6,866)                                      (6,866)

Conversion of Series B preferred
stock to common stock                             1      (918)       917                                                         -

Compensation cost - stock options                                    132                                                       132
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                   $36    $42,086  $412,316     ($10,551)      ($114,611)                    $329,276
                                           =======================================================================================

Disclosure of reclassification adjustment:

Unrealized holding gain                                                                                       $4,523

Less: reclassification for realized gains
previously recorded as unrealized                                                                              4,038

Net charge associated with current period
hedging transactions                                                                                         (22,452)

Net amount reclassified into earnings due
to amortization of de-designated hedges                                                                          248

Cumulative transition adjustment - SFAS 133                                                                    1,903
                                                                                                            --------
Net unrealized loss on securities                                                                           ($11,740)
                                                                                                            =========

The accompanying notes are an integral part of these financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           For the Nine Months Ended
                                                                                   September 30, 2001      September 30, 2000
                                                                                   ------------------      --------------------

Cash flows from operating activities:
     Net income                                                                               $  41,359              $  28,037

Adjustments to reconcile net income to net cash provided by operating activities:
        Net (purchase) sale of trading securities                                              (498,092)                   328
        Amortization on negative goodwill                                                        (1,494)                  (637)
        Cumulative transition adjustment - SFAS 133                                               1,903                      -
        Premium amortization, net                                                                 4,987                   (828)
        Compensation cost - stock options                                                           132                      -
        Loss on impairment of asset                                                               5,702                      -
        Non-cash portion of net foreign currency (gain) loss                                        (18)                    18
        Net (gain) loss on sale of securities                                                    (9,699)                (2,219)
        Distributions from real estate joint ventures in excess of earnings                         (31)                    47
        Decrease in other assets                                                                  4,828                 11,518
        Increase (decrease) in other liabilities                                                  9,325                 (6,553)
                                                                                      ------------------      -----------------
Net cash (used in) provided by operating activities                                            (441,098)                29,711
                                                                                      ------------------      -----------------

Cash flows from investing activities:
     Purchase of securities available for sale                                               (1,716,274)            (1,312,487)
     Funding of commercial mortgage loans                                                       (13,170)               (78,600)
     Repayments received from commercial mortgage loans                                          66,217                      -
     Increase in restricted cash equivalents                                                    (20,143)                     -
     Principal payments received on securities available for sale                                70,143                 63,951
     Principal payments received on mortgage loan pools                                          10,981                      -
     Proceeds from sales of securities available for sale and mortgage loan pools             1,263,014              2,122,735
     Investment in real estate joint ventures                                                     1,921                 (5,121)
     Net payments under hedging securities                                                       (3,839)                (4,405)
                                                                                      ------------------      -----------------
Net cash (used in) provided by investing activities                                            (341,150)               786,073
                                                                                      ------------------      -----------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings                                                      752,845               (831,774)
     Proceeds from issuance of common stock, net of offering costs                               95,744                      -
     Distributions on common stock                                                              (27,409)               (18,839)
     Distributions on preferred stock                                                            (6,835)                (3,251)
     Net proceeds from merger                                                                         -                 33,380
     Acquisition costs against goodwill                                                               -                 (4,129)
     Purchase of common shares                                                                        -                    (39)
                                                                                      ------------------      -----------------
Net cash provided by (used in) financing activities                                             814,345               (824,652)
                                                                                      ------------------      -----------------
Net decrease in cash and cash equivalents                                                        32,097                 (8,868)
Cash and cash equivalents, beginning of period                                                   37,829                 22,265
                                                                                      ------------------      -----------------
Cash and cash equivalents, end of period                                                      $  69,926              $  13,397
                                                                                      ==================      =================
Supplemental disclosure of cash flow information:
     Interest paid                                                                            $  43,706                 $7,195
                                                                                      ==================      =================
Investments purchased not settled                                                             $ 405,633                      -
                                                                                      ==================      =================
Investments sold not settled                                                                  $ 407,890                      -
                                                                                      ==================      =================

The accompanying notes are an integral part of these financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per share data)
-------------------------------------
Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust, therefore, its income, to the extent distributed, is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

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

Note 2          DERIVATIVE FINANCIAL INSTRUMENTS

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

Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to amortize the related $9,853 recorded in OCI. Amortization is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For the three and nine months ended September 30, 2001, $248 and $745 was amortized as a reduction of interest income respectively, and $248 will be amortized as a reduction of interest income each quarter for the next 12 months.

In addition, on January 1, 2001 the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities to hedges of trading securities. These interest rate swap agreements were sold in January 2001; the loss of $795 is included in gain on securities held for trading. As of December 31, 2000 the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being amortized as a reduction of income from securities available for sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000. For the three and nine months ended September 30, 2001 $64 and $193 was amortized as a reduction of interest income.

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and as trading derivatives intended to offset changes in fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

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

As of September 30, 2001, the Company had interest rate swaps with notional amounts aggregating $291,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $22,887 liability included in other liabilities on the statement of financial condition. This liability was fully collateralized with cash listed as restricted cash on the Company's statement of financial condition. For the three months ended September 30, 2001, the net change in the fair value of the interest rate swaps was ($23,653) of which $1,574 of this change in value was deemed ineffective and is included as additional interest expense and ($25,227) was recorded in OCI. During the third quarter, the Company closed one of its interest rate swaps with a notional amount of $50,000, that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will amortize as an increase of interest expense the $1,671 loss in value incurred during the period from January 1, 2001, the date this swap was designated as a cash flow hedge of borrowings under reverse repurchase agreements, thru the sale date, over the remaing term of the swap.

As of September 30, 2001, the Company had interest rate swaps with notional amounts aggregating $25,000 designated as trading derivatives. Their aggregate fair value at September 30, 2001 was ($4,676), included in trading securities. For the three months ended September 30, 2001, the change in fair value for these trading derivatives was ($2,024) and is included as a reduction of gain on securities held for trading in the consolidated statement of operations.

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

Note 3       RECENT ACCOUNTING PRONOUNCMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. For the Company, this will result in the unamortized balance of negative goodwill being recognized in income during the first quarter of 2002 as the cumulative effect of implementing the new accounting standard. The Company estimates that the gain recognized upon implementation will be approximately $6,500.

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

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impariment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impariment and disposal of long lived assets, including discontinued operations. It addresses financial accounting and reporting for the impariment of long-lived assets and for long-lived assets to be disposed of , and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of these two standards.

Note 4         NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic income
(loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

                                                                For the Three Months Ended     For the Nine Months Ended
                                                                       September 30,                 September 30,
                                                                    2001           2000            2001          2000
                                                                ------------    ----------     -----------    ----------
Numerator:

     Net Income available to common shareholders
     before  cumulative transition adjustment                      $14,193       $  9,070       $  36,396     $  23,289
     Cumulative transition adjustment - SFAS 133                         -              -          (1,903)            -
                                                                ------------    ----------     -----------    ----------
     Numerator for basic earnings per share                         14,193          9,070          34,493        23,289
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                   907            893           2,711         2,627
                                                                ------------    ----------     -----------    ----------
     Numerator for diluted earnings per share                      $15,100         $9,963         $37,204       $25,916
                                                                ============    ==========     ===========    ==========

Denominator:
     Denominator for basic earnings per share--weighted
     average common shares outstanding                              35,397         25,136          31,637        23,069
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                 4,121          4,082           4,108         4,081
     Dilutive effect of stock options                                   77              -              54             -
                                                                ------------    ----------     -----------    ----------
     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                        39,595         29,218          35,799        27,150
                                                                ============    ==========     ===========    ==========

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                  $0.40          $0.36           $1.15         $1.01
     Cumulative transition adjustment - SFAS 133                         -              -           (0.06)            -
                                                                ------------    ----------     -----------    ----------
     Net income                                                      $0.40          $0.36           $1.09         $1.01
                                                                ============    ==========     ===========    ==========

Diluted net income per weighted average common share
and common share equivalents:
     Income before cumulative transition adjustment                  $0.38          $0.34           $1.09         $0.95
     Cumulative transition adjustment - SFAS 133                         -              -           (0.05)            -
                                                                ------------    ----------     -----------    ----------
     Net income                                                      $0.38          $0.34           $1.04         $0.95
                                                                ============    ==========     ===========    ==========



Note 5        SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of September 30, 2001 are summarized as follows:


                                                                                       Gross           Gross         Estimated
                                                                     Amortized       Unrealized     Unrealized         Fair
                      Security Description                             Cost             Gain           Loss            Value
----------------------------------------------------------------- ---------------- --------------- -------------- ----------------
Commercial mortgage-backed securities ("CMBS"):
CMBS IO's                                                                $ 80,281         $ 3,643  $       (229)          $83,695
Investment grade CMBS                                                      20,521               6        (4,756)           15,771
Non-investment grade rated subordinated securities                        361,229           1,218       (82,256)          280,191
Non-rated subordinated securities                                          32,014             713        (9,181)           23,546
                                                                  ---------------- --------------- -------------- ----------------
Total CMBS                                                                494,045           5,580       (96,422)          403,203

Single-family residential mortgage-backed securities ("RMBS"):
Fixed Rate Securities                                                      60,839             880              -           61,719
Home Equity Loans                                                          29,412           1,295              -           30,707
Hybrid adjustable rate mortgages                                           60,404             432              -           60,836
Agency adjustable rate securities                                         105,079           1,341           (12)          106,408
Agency fixed rate securities                                              369,658           9,429              -          379,087
                                                                  ---------------- --------------- -------------- ----------------
     Total RMBS                                                           625,392          13,377           (12)          638,757
                                                                  ---------------- --------------- -------------- ----------------
                                                                       $1,119,437         $18,957      $(96,434)       $1,041,960
                                                                  ================ =============== ============== ================

As of September 30, 2001, an aggregate of $953,932 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of September 30, 2001:

   ---------------------------------- -----------------------------------------------------
                                                        September 30, 2001
   ---------------------------------- ------------------- ------------- -------------------
                                                           Number of
                                           Principal          Loans       % of Collateral
   ---------------------------------- ------------------- ------------- -------------------
     Past due 30 to 60 days                      $25,845             6               0.29%
   ---------------------------------- ------------------- ------------- -------------------
     Past due 60 to 90 days                      $57,291             7               0.63%
   ---------------------------------- ------------------- ------------- -------------------
     Past due 90 or more                         $39,475             8               0.44%
   ---------------------------------- ------------------- ------------- -------------------
     Real Estate owned                            $8,818             1               0.10%
   ---------------------------------- ------------------- ------------- -------------------
     Total Delinquent                           $131,429            22               1.46%
   ---------------------------------- ------------------- ------------- -------------------
     Total Principal Balance                  $9,023,664         1,753
   ---------------------------------- ------------------- ------------- -------------------

The Company's delinquency experience of 1.46% is compared to the 1.18% for directly comparable collateral experience shown in the Lehman Brothers CMBS 1998 vintage collateral delinquency index.

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

As of September 30, 2001, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 10.10% per annum, and of the Company's other securities available for sale was 6.28% per annum. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

As part of the acquisition of CORE Cap, Inc. in May 2000 the Company inherited securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC 1998-BA trust"). The Company currently owns $16,366 of class B principal and $10,829 of class C principal. The trust is collateralized by loans on 365 properties to 75 borrowers. The properties are largely franchise restaurants and gas station convenience stores. Collateral performance has been poor. In March of 2001 the class B securities were downgraded to BBB and the class C securities were downgraded to BB. In July 2001 the class B was downgraded to BBB and class C was downgraded to B.

Although the class C bond is current on all payments, the Company concluded that due to poor collateral performance, future cash flows on the class C bond were not likely to be received as originally provided and, accordingly, the bond was deemed to be impaired. The Company performed an analysis assuming 40% of the underlying collateral balance was nonrecoverable. Given the current level of credit enhancement to the class C securities the loss would amount to 51% of the current principal amount over time. Under this scenario a yield of approximately 14% results in a dollar price of 40. As a point of comparison the yield on the 10 year Treasury on June 30, 2001 was 5.41%. During the second quarter of 2001, the Company took a charge to income of $5,702 on the class C bond, to write this bond down to its estimated fair value. At September 30, 2001, the fair value of class C was marked at a dollar price of 35 representing a change in dollar price from the previous quarter of 5. The change in value is reflected in other comprehensive income. As of November 12, 2001, the class C was current on all payments.

Note 6        SECURITIES HELD FOR TRADING

The Company's securities held for trading are carried at estimated fair value. At September 30, 2001, the Company's securities held for trading consisted of FNMA and Federal Home Loan Corp. mortgage pools with an estimated fair value of $616,327 and a interest rate swap agreement which represented a notional amount of $25,000 and a fair value of $(4,067). The interest rate swap agreement was closed out in October 2001. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years after which the rates are periodically reset to market. The Federal Home Loan Mortgage Pools and the underlying mortgages generally bear interest at fixed rates through maturities of fifteen to thirty years.

Some of the securities held for trading reflect short-term trading strategies, which the Company employs from time to time, designed to generate economic and taxable gains. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities. Any taxable gains from such strategies will be applied as an offset against the tax basis capital loss carry forward that the Company incurred during 1998 as a result of the sale of a substantial portion of its securities available for sale.

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

On May 11, 2001, the Company completed a follow-on offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in net proceeds to the Company of approximately $5,675.

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39.4 million. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company common stock available through an over-allotment granted to the underwriters. The aggregate net proceeds to the Company (before deducting expenses) were approximately $810.

On September 14, 2001, the Company declared distributions to its common shareholders of $0.32 per share, paid on October 31, 2001 to shareholders of record on September 30, 2001. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's shareholders.

For the three and nine months ended September 30, 2001, the Company issued 661,373 and 1,378,997 shares, respectively, of common stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $7,264 and $14,349, respectively. No shares were issued for the three and nine months ended September 30, 2000 under the Dividend Reinvestment Plan.

Note 8        TRANSACTIONS WITH AFFILIATES

The Company has a management agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Management Agreement expires on March 20, 2002. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB-or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. In order to reflect the increased scale of the Company, effective July 1, 2001, the Manager reduced the base management fee to 0.20% of average invested assets rated above BB+ from 0.35%.

The Company incurred $1,842 and $5,805 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2001 and $1,681 and $4,585 in base management fees for the three and nine months ended September 30, 2000. In accordance with the provisions of the Management Agreement, the Company will reimburse the Manager for certain expenses incurred on behalf of the Company. No reimbursement of expenses were incurred during the three months ended September 30, 2001, and the nine months ended September 30, 2000. Reimbursement of expenses during the nine months ended September 30, 2001 was $82.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to the greater of 3.5% over the ten-year U.S. Treasury Rate as defined in the Management Agreement or 9.5%. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $1,461 and $2,614 in incentive compensation for the three and nine months ended September 30, 2001 and $379 and $465 for the three and nine months ended September 30, 2000. Effective July 1, 2001, the Manager revised the hurdle rate applicable to the incentive fee from 3.5% over the ten-year U.S. Treasury Rate, to the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5% on the adjusted issue price of the common stock ($11.76 as of September 30, 2001).

Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2001, the administration fee was $38 and $103. For the three and nine months ended September 30, 2000 the administration fee was $30 and $90.

On March 30, 2001, the Company purchased two certificates representing a 1% interest in PNC Loan Trust - III for an aggregate investment of $1,732. These certificates were purchased from PNC Bank, an affiliate of the Company. The assets of the Trusts consist of commercial mortgage loans originated or acquired by PNC. The Company has a committed line of credit for $4,500 from PNC Funding Corp., a wholly owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in such Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of September 30, 2001, there were no outstanding borrowings against this line of credit.

During the three months ended March 30, 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of September 30, 2001, there was $19,966 borrowed under this line of credit. The Company earned $504 and $1,221 from the Owner Trusts and paid interest of approximately $214 and $745 to PNC Funding Corp. as interest on borrowings under a related line of credit for the three and nine months ended September 30, 2001. During the three months ended September 30, 2001, the Company sold two Owner Trusts. The gain on the sale of those Owner Trusts was $35.

Note 9         BORROWINGS

Certain information with respect to the Company's collateralized borrowings at September 30, 2001 is summarized as follows:

                                                          Lines of           Reverse            Total
                                                         Credit and         Repurchase       Collateralized
                                                         Term Loans         Agreements         Borrowings
                                                       ----------------- ------------------ ----------------
   Outstanding borrowings                                   $111,035          $1,361,152         $1,472,187
   Weighted average borrowing rate                              4.09%               2.93%              3.51%
   Weighted average remaining maturity                      165 days             19 days            30 days
   Estimated fair value of assets pledged                   $166,573          $1,468,803         $1,635,376

As of September 30, 2001, $20,584 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of September 30, 2001, the Company's collateralized borrowings had the following remaining maturities:

                               Lines of                Reverse                     Total
                              Credit and              Repurchase              Collateralized
                               Term Loan              Agreements                Borrowings
                          ---------------------- ----------------------- ----------------------------
   Within 30 days                    $   -              $1,361,152                   $1,361,152
   31 to 59 days                         -                       -                            -
   Over 60 days                    111,035                       -                      111,035
                          ---------------------- ----------------------- ----------------------------
                                  $111,035              $1,361,152                   $1,472,187
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

Note 10   SUBSEQUENT EVENTS

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39,400. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company common stock available through an over-allotment granted to the underwriters. The aggregate net proceeds to the Company (before deducting expenses) were approximately $810.

On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784 and is expected to be paid on November 19, 2001. The use of proceeds will be to acquire three commercial loans all of which are secured by office buildings. The remaining commitment is $41,216. Carbon Capital, Inc. is a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the Manager of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General: During the third quarter of 2001 the Company paid $0.32 per common share in dividends and GAAP book value rose from $7.92 to $8.03. This represents a 21.7% annualized total return. For the nine months ended September 30, 2001 the total return for the Company stock was 50.5%. This compares favorably to the total return of the Dow Jones industrial average of negative 18.2% and negative 15.4% total return of the Russell 2000 Index, a broad based small cap stock index which includes the Company.

The Company attributes this strong performance to its ability to raise capital accretively and invest in the asset classes of the real estate capital markets that provides the best risk adjusted returns. The Company believes this multi asset class strategy will continue to create greater long-term earnings sustainability than focusing on a single asset class. Shareholders will benefit directly through a consistent dividend payout over the long-term. This should be compared with the earnings and dividend volatility of companies that operate in only one of these asset classes.

Through November 13, 2001, the Company raised over $135 million on an accretive basis through secondary stock offerings and the dividend reinvestment program. This is consistent with the Company's long stated strategy of increasing scale. The benefits of this strategy are to increase liquidity, increase diversification, increase financial flexibility and to take advantage of economies of scale through lower expense ratios.

The following table illustrates the book value accretion generated by the three capital raises closed by the Company this year, including the recently completed fourth quarter 2001 offering. Shareholders will also benefit from increased float and an increase in the number of research analysts covering the Company.

--------------------------- -------------------- --------------- ----------- -------------------------
                                                                               % Increase in Common
                                                                                       Share
          Issue             Shares Outstanding                   Issue        GAAP Book Value after
           Date                Before Issue      Shares Issued   Price              Issue
--------------------------- -------------------- --------------- ----------- -------------------------
Feb 20, 2001                25,135,986           4,600,000       $8.75       1.1%
--------------------------- -------------------- --------------- ----------- -------------------------
May 15, 2001                29,792,017           4,600,000         9.75      2.8%
--------------------------- -------------------- --------------- ----------- -------------------------
November 7, 2001            35,785,646           4,490,000         9.56      1.2%
--------------------------- -------------------- --------------- ----------- -------------------------
Cumulative Effect                                13,690,000        9.35      5.1%
--------------------------- -------------------- --------------- ----------- -------------------------

The Company used virtually all of the proceeds of the equity offerings to invest in Government Agency-Backed residential mortgages. This investment strategy focused mainly on purchasing discounted fixed rate mortgages to provide additional protection in the event that falling interest rates cause prepayments to increase significantly. The Company used the same strategy to reinvest the net proceeds from over $65 million received from two commercial assets which paid-off early in the first half of the year. The Company has maintained a cautious approach to reinvestment of proceeds in commercial assets in light of the slowdown in the U.S. economy and the September 11, 2001 events. Reinvesting in liquid high credit quality residential mortgages on a hedged basis allows the Company to maintain significant liquidity yet still earn high returns on equity for shareholders on a risk-adjusted basis. This portfolio earned over 18% return on equity after hedging expenses compared to average overnight cash rates of 3.67% or the pay-down of debt which cost an average of 4.22% for the third quarter.

Despite this emphasis on maintaining a high degree of liquidity the Company still increased earnings per share. This is attributable to the steep yield curve and the Company's actions to adjust its hedges to increase exposure to both short and long-term interest rates. At September 30, 2001 the Company's exposure to a 100 basis point move in short-term rates was 11.4% of net interest income, as compared to September 30, 2000 when that same sensitivity was 6.4%. This action created greater per share operating income net of commercial loan paydowns. Exposure to long rates was similarly increased to a duration of 6.1 on Net Market Value of invested assets as of September 30, 2001 from approximately 5.0 as of September 30, 2000. This action resulted in a 5.5% annualized increase in GAAP book value over the quarter as interest rates rallied throughout the third quarter of 2001, partially offsetting the effects of widening CMBS spreads that occurred in late September 2001.

Reportable earnings also benefited from economies of scale as the Company has grown. The Manager recently reduced the base management fee scale by over 42% on investment grade assets. This resulted in a reduction of quarterly base management fees on a per share basis from approximately $0.06 (diluted) per share for the quarter ended September 30, 2000 to $0.047 (diluted) per share for the quarter ended September 2001. The manager also raised the threshold of its participation in income of the Company from 350 basis points over the 10 year Treasury (8.48% for the quarter ended September 30, 2001) to the greater of that amount or 9.5%. This threshold continues to be based on the adjusted issue price of the stock. At September 30, 2001 the adjusted issue price of the Company's stock was $11.76 compared to the GAAP book value of $8.03. The increase to a 9.5% hurdle on adjusted issue price increases the per share earnings threshold from $1.00 to $1.12 or from 12.5% to 13.9% based upon September 30, 2001 GAAP book value. In aggregate the fee reductions adopted by the Manager increased return on equity by 100 basis points, or $0.02 per share (diluted), as of September 30, 2001.

The Company's business focuses on (i) originating high yield commercial real estate loans, which includes senior interests in partnerships that own real property and are reported as real estate or joint venture investments,
(ii) investing in below investment grade CMBS where the Company has the right to control the foreclosure/workout process on the underlying loans, and (iii) acquiring investment grade real estate related securities.

The Company's management believes that this represents an integrated strategy where each asset class supports the others and creates additional value for shareholders over and above operating each in isolation. The commercial real estate loans provide high risk adjusted returns for shorter periods of time, the CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, and the investment grade securities investments are an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

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

Market Conditions and their Effect on Company Performance:

Two of the most significant factors that affect the Company's earnings are credit experience and the relationship of long-term interest rates to short-term interest rates. The Company's interest income from credit sensitive securities is based on a loss-adjusted yield. The Company establishes loss assumptions on the pools of loans underlying its CMBS portfolios. It then computes a loss adjusted yield based on the assumed cash flows that are projected after applying the loss assumptions. To the extent that actual losses are substantially similar to the loss assumptions the loss adjusted yield would stay constant. If actual losses are greater or lower than expectations the loss adjusted yields would be decreased or increased respectively.

The relationship of long-term rates to short-term rates is important because the Company's interest income is generally based on long-term rates and its interest expense is based on short-term rates. When long-term rates exceed short-term rates (i.e. the yield curve is steep) the Company will generally report higher earnings. When short-term rates are higher than long-term rates (an inverted yield curve) the Company will generally report lower earnings.

Credit Experience: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 transactions to be the most relevant measure of market conditions applicable to its below investment grade CMBS holdings. Pursuant to these statistics as of September 30, 2001, 40 securitizations were included and 1.18% of principal balances were delinquent, compared to 0.95% as of June 30, 2001. The broader measure of all transactions issued since 1994 and tracked in the Conduit Guide also provides relevant comparable information. As of September 30, 2001, 200 securitizations were being monitored among the larger universe and 0.98% of the outstanding balances were delinquent, compared to an overall delinquency rate of 0.93% across 190 transactions as of June 30, 2001.

Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. Their index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2001, MSDW delinquencies on 166 securitizations were 1.27% of current balances. As of June 30, 2001, this same index tracked 158 securitizations with delinquencies of 1.21%. Over the life of these types of transactions, and as the economy slows, delinquencies and losses will naturally increase.

The Company's below investment grade CMBS represent approximately $626,091 of face value collateralized by underlying pools of first lien commercial mortgages. The CMBS owned by the Company include 1,753 loans with an aggregate principal balance of over $9.0 billion as of September 30, 2001. The Company is in a first loss position with respect to these loans. The face value of securities collaterialized by the first loss loans is $601,167. The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

Realized losses through September 30, 2001 were consistent with underwritten loss expectations. The Company has assumed a default rate of approximately 4.6% over time. Applying a 40% loss severity assumption results in loss of 1.7% of the total original face amount of the portfolio. This assumption was used to establish the loss adjusted yields that are used to report quarterly income to shareholders. As of September 30, 2001 the Company had realized net losses of 0.04% of underlying principal since origination.

As the portfolio matures and the economy slows rising delinquencies are expected. The following table shows the comparison of delinquencies from the previous quarter:


-------------------------------- ------------------------------------------------- ---------------------------------------------
                                                    June 30, 2001                                September 30, 2001
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
                                                     Number of                                       Number of
                                                        Loans          % of                              Loans        % of
                                     Principal                       Collateral        Principal                   Collateral
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Past due 30 to 60 days                     $17,002            7             0.19%         $25,845             6          0.29%
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Past due 60 to 90 days                     $16,891            2             0.18%          57,291             7          0.63%
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Past due 90 or more                        $34,072            6             0.37%          39,475             8          0.44%
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Real Estate Owned (REO)                     $8,851            1             0.10%           8,818             1          0.10%
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Total Delinquent                           $76,816           16             0.84%         131,429            22          1.46%
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------
Total Principal Balance                 $9,092,199        1,756                        $9,023,664         1,753
-------------------------------- ------------------ ------------ ----------------- ---------------- ------------- --------------

Of the 22 delinquent loans as of September 30, 2001, fifteen were delinquent due to technical reasons, one was REO and being marketed for sale, two were in foreclosure, and the remaining five loans were in workout negotiations. Realizing the estimated losses on all the properties currently in delinquency would not cause the Company to change its loss adjusted yields. The 22 delinquent loans do not indicate any weakness in any geographic area or property type.

During the third quarter of 2001 the Company also experienced early payoffs of $27,511 representing 0.31% of the existing pool balance. These loans were paid at par with no loss. The losses attributable to those loans will be reallocated to other loans in the portfolio.

Yield Curve: During the third quarter of 2001 the yield on the ten-year U.S. Treasury Note decreased by 83 basis points from 5.41% to 4.58%. The Federal Reserve Board continued its policy of reducing short-term interest rates. The most recent reduction in short rates came on November 6, 2001 with a 50 basis point reduction. This marked the tenth easing move of the year. The Fed Funds target has dropped to 2.00% from 6.50% at the beginning of the year. The next meeting of the Federal Reserve Board is scheduled for December 11, 2001.

The chart below compares the rate for the ten-year U.S. Treasury securities to the one-month LIBOR rate.


                                   Ten Year                         One month
                                   U.S Treasury Securities          LIBOR             Difference
                                   -----------------------          ---------         ----------
     September 28, 2001            4.58%                            2.63%             1.95%
     June 30, 2001                 5.41%                            3.86%             1.53%
     March 31, 2001                4.92%                            5.09%             0.17%


The decrease in LIBOR from June 30, 2001 to September 30, 2001 had a positive impact on the Company's financing costs and net income.

Approximately $85,000 of the Company's assets earn interest at rates that are determined with reference to LIBOR. The Company also had $316,000 notional amount of interest rate swap agreements where the Company pays a fixed rate of interest and receives a floating rate based on LIBOR. All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. The Company has a net inverse exposure to LIBOR, such that decreases in LIBOR will cause earnings to increase and increases in LIBOR will cause earnings to decrease.

Real Estate Capital Markets: The valuation of the Company's CMBS assets depends on credit spreads, interest rates and liquidity of the real estate capital markets. The Company finances itself based on the value of these assets. Liquidity for real estate transactions has been maintained through commercial bank lending and CMBS loan origination. Year-to-date returns for the Morgan Stanley REIT index have been positive and in excess of other widely followed equity indices like the S&P 500 or Nasdaq Composite.

Credit Spreads: CMBS spreads widened in the wake of the September 11, 2001 events. Low interest rates and steady credit spreads for borrowers has sparked increased CMBS issuance. CMBS spreads to swaps increased and steepened after September 11, 2001. AAA spreads to swaps widened by 15 BP but was offset by swap spread tightening of 24 BP. Below investment grade CMBS are typically priced using the 10-year Treasury as a benchmark. In the aftermath of September 11, 2001, double-B rated CMBS spreads widened by approximately 30-50 BP and single-B rated classes by approximately 75-100 BP.


                              Average Credit Spreads (in basic points)*
                              -----------------------------------------
                           BB CMBS          BB Corporate        Difference
Sept. 28, 2001             595                       614               (19)
June 30, 2001              564                       419               145

                           B CMBS           B Corporate         Difference
Sept. 28, 2001             1056                      983                73
June 30, 2001              983                       785               198

Source: Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield
        Index

The unrealized loss on the Company's holdings of CMBS at September 30, 2001 was $89,506. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of September 30, 2001 represents approximately 63% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of September 30, 2001 the Company concluded that real estate credit fundamentals remain consistent with expectations despite slowing economic activity, and there has been no material change that would cause the Company to revise its GAAP yield.

As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This will cause the lower rated classes to be downgraded. This is the natural course for this type of security and is built into the loss expectations of the portfolio. This would negatively affect the market value and liquidity of the portfolio, but will not affect its actual credit performance.

Real Estate: The slowdown in real GDP growth continues to affect property markets across the country. (i) Retail properties have seen a relatively small decline in sales however discount retailers have generally had better results than fashion oriented sellers or general merchandisers. Recent declines in consumer confidence and employment will generally favor retailers that sell at a lower price point. Reduced air traffic in the wake of the September 11, 2001 events has impacted sales in markets that experience significant tourist traffic. (ii) Multifamily markets benefit from demand as larger numbers of 20-29 and 65+ year olds enter their prime renting years. In the short-run, however, the economic slowdown will reduce demand for apartments faster than supply can be reduced. We have already seen evidence of softer market conditions in the Southeast, particularly the Atlanta area. Nationally, forecasts by third-parties call for modest increases in apartment vacancies. (iii) Reduction in tenant demand for office space has increased vacancy rates, particularly in markets that had large exposure to high-tech or telecom tenancy. (iv) Lodging markets have slowed in tandem with the slower economy. Growth in revenue-per-available-room ("revpar") is projected to decline by 7.5% in 2001 and remain flat (0% growth) in 2002, according to Merrill Lynch lodging analysts. Since hotels have the shortest lease terms (nightly turnover) they exhibit the greatest sensitivity to changes in GDP growth.

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

During the nine months ended September 30, 2001 two loans have paid down their principal in full representing over $65,000 in proceeds. In March the Santa Monica Loan paid off in full its $35,000 loan balance and in June The New York Loan paid off in full its $30,600 loan balance. These loans generated a realized return to the Company of over 22.5%. The contribution of these two loans to net income prior to their repayment was approximately $6,000 on an annualized basis.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company. This commitment deploys a portion of the Company's excess liquidity into mezzanine lending with better diversification and on a more cost effective basis. By participating in Carbon, the Company seeks to reduce its maximum exposure to any given mezzanine holding while improving the return on invested capital. The Company does not pay BlackRock management or incentive fees through Carbon and has received a reduced fee for this investment on its own management contract with BlackRock. This transaction was reviewed by outside counsel and approved by the Company's unaffiliated Directors in June of 2001.

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

Investment Grade Real Estate Related Securities: The yields on residential mortgage backed securities (RMBS) fell along with longer dated fixed income securities as the Federal Reserve continued aggressively reducing short term rates.

The proceeds from the Company's two equity raises and commercial mortgage paydowns have been redeployed into RMBS to the maximum amount permitted by the Company's debt to capital covenants. The Company's RMBS portfolio currently consists of approximately $1.3 billion worth of residential mortgage backed securities financed with over $1.2 billion of reverse repurchase agreements. The Company focused primarily on 6.0% and 5.5% fixed rate agency backed residential mortgages purchased at a discount to face value. In the event of a prolonged period of low interest rates the Company anticipates higher than normal prepayments which increase the realized yield on these securities.

During the third quarter 2001, the Company obtained the consent of the holders of the Series A preferred stock to increase the Company's debt to capital ratio for a period of one year. Under the terms of the Series A preferred stock, the Company was not permitted to have a debt to capital ratio of more than 4.5:1. Beginning on August 1, 2001 the Company may maintain a debt to capital ratio of 5.0:1 until July 31, 2002. The Company will use this increased borrowing ability to acquire additional RMBS to take advantage of investment opportunities available in the current steep yield curve environment. The Company will not increase its aggregate leverage ratios on its high yielding CMBS or mezzanine loan portfolios.

Recent Events: On November 7, 2001, the Company completed a follow-on offering of 4,400,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39.4 million. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company common stock available through an over-allotment granted to the underwriter.

On November 5, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital investment. The total amount of the capital call was $8,784 and is expected to be paid on November 19, 2001. The use of proceeds will be to acquire three commercial loans all of which are secured by office buildings.

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

The Company's FFO for the three months ended September 30, 2001 and 2000 was $16,483, and $11,377, respectively, and $41,359 and $28,037 for the nine months ended September 30, 2001 and 2000, respectively. FFO was the same as its reported GAAP net income for the periods. The Company reported cash flows (used in) provided by operating activities of ($441,098) and $29,711, cash flows (used in) provided by investing activities of ($341,150) and of $786,073 and cash flows provided by (used in) financing activities of $814,345 and $(824,652) in its statement of cash flows for the nine months ended September 30, 2001 and 2000, respectively.

Results of Operations: Net income for the three and nine months ended September 30, 2001 was $16,483, or $0.40 per share ($0.38 diluted), and $41,359, or $1.09 ($1.04 diluted), respectively. Net income for the three and nine months ended September 30, 2000 was $11,377, or $0.36 per share ($0.34 diluted), and $28,037 or $1.01 ($0.95 diluted), respectively.

The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                               For the Three Months Ended September 30,
                                                    2001                          2000
                                                  Interest                      Interest
                                                   Income                        Income
                                          ----------------------------------------------
CMBS                                               $10,522                      $9,489
Other securities available for sale                 10,024                      12,096
Commercial mortgage loans                            2,941                       3,573
Mortgage loan pools                                      -                       1,555
Trading securities                                  11,054                           -
Cash and cash equivalents                            1,071                         255
                                          ---------------------------------------------
Total                                              $35,612                     $26,968
                                          =============================================

                                               For the Nine Months Ended September 30,
                                                    2001                          2000
                                                  Interest                      Interest
                                                   Income                        Income
                                          ----------------------------------------------
CMBS                                               $35,036                     $27,915
Other securities available for sale                 21,961                      27,198
Commercial mortgage loans                           13,137                       8,550
Mortgage loan pools                                  1,575                       5,021
Trading securities                                  15,821                           -
Cash and cash equivalents                            2,143                         909
                                           ---------------------------------------------
Total                                              $89,673                     $69,593
                                           =============================================


In addition to the foregoing, the Company earned $634 and $1,318 from real estate joint ventures during the three and the nine months ended September 30, 2001, respectively.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                               For the Three Months Ended September 30,
                                                    2001                          2000
                                                  Interest                      Interest
                                                   Income                        Income
                                          ----------------------------------------------
Reverse repurchase agreements                      $15,413                     $11,488
Lines of credit and term loan                         1,354                      3,277
                                          ----------------------------------------------
Total                                              $ 16,767                    $14,765
                                          ==============================================

                                               For the Nine Months Ended September 30,
                                                    2001                          2000
                                                  Interest                      Interest
                                                   Income                        Income
                                          ----------------------------------------------

Reverse repurchase agreements                      $ 35,177                    $27,579
Lines of credit and term loan                         7,143                      9,749
                                          ----------------------------------------------
Total                                              $ 42,320                    $37,328
                                          ==============================================

The foregoing interest expense amounts for the three and nine months ended September 30, 2001 do not include $1,574 and $(42), of hedge ineffectiveness. See Note 2, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio. Interest income for the three months ended September 30, 2001 does not include earnings from real estate joint ventures of $634 and interest expense of $52. There were no earnings from real estate joint ventures for the three months ended September 30, 2000.

                                       For the Three Months Ended
                               September 30, 2001          September 30, 2000
                          ---------------------------------------------------
  Interest income                   $35,612                      $26,968
  Interest expense                  $16,767                      $14,765
  Net interest margin                  3.64%                        4.44%
  Net interest spread                  2.68%                        2.71%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The Company incurred $1,842 and $5,805 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2001 and $1,681 and $4,585 in base management fees for the three and nine months ended September 30, 2000. The Company incurred $1,461 and $2,614 in incentive compensation for the three and nine months ended September 30, 2001 and $379 and $465 for the three and nine months ended September 30, 2000. In accordance with the provisions of the Management Agreement, the Company will reimburse the Manager for certain expenses incurred on behalf of the Company. No reimbursement of expenses were incurred during the nine months ended September 30, 2001 and 2000. Other expenses - net of $78 and $1,047 for the three and nine months ended September 30, 2001, and ($20) and $1,415 for the three and nine months ended September 30, 2000, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, due diligence costs and amortization of negative goodwill.

Other Gains (Losses): During the nine months ended September 30, 2001 and 2000 the Company sold a portion of its securities available-for-sale for total proceeds of $1,263,014 and $2,122,735, which resulted in a realized gain of $175 and $994 for the three months ended September 30, 2001 and 2000, respectively and $7,256 and $1,700 for the nine months ended September 30, 2001 and 2000, respectively. The gain on securities held for trading were $1,875 and $191 for the three months ended September 30, 2001 and 2000, and $2,443 and $519 for the nine months ended September 30, 2001 and 2000, respectively. The foreign currency losses (gains) of ($91) and $29 for the three months ended September 30, 2001 and 2000, and $18 and $18 for the nine months ended September 30, 2001 and 2000 respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: On September 14, 2001, the Company declared distributions to its common shareholders of $.32 per share, paid on October 31, 2001 to common shareholders of record on September 30, 2001.

Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $6,542, or $0.12 (basic) per share, and $41,597, or $1.10 (basic) per share, for the three and nine months ended September 30, 2001, compared to a net income as calculated in accordance with GAAP of $16,483, or $0.40 ($0.38 diluted) per share, and $41,359, or $1.09 ($1.04 diluted) per share, respectively.

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

A reconciliation of GAAP net income to tax basis net income is as follows:

                                                 For the Three             For the Nine
                                                 Months Ended              Months Ended
                                              September 30, 2001        September 30, 2001
                                              --------------------------------------------
GAAP net income                                    $16,483                   $41,359
FAS 133 adjustment                                     -                       1,903
Loss (Gain) on trading securities                  (10,657)                  (10,192)
Loss on Impairment of asset                            -                       5,702
Subordinate CMBS income differences                    716                     2,825
                                              --------------------------------------------
Tax basis net income                                $6,542                   $41,597
                                              ============================================

                                                 For the Three             For the Nine
                                                 Months Ended              Months Ended
                                              September 30, 2001        September 30, 2001
                                              --------------------------------------------

GAAP net income                                     $11,377                  $28,037
Subordinate CMBS income differences                     507                    2,158
Use of capital loss carry forward                      (602)                  (1,625)
CORE Cap merger expenses                                  -                   (2,300)
                                              --------------------------------------------
Tax basis net income                               $ 11,282                $  26,270
                                              ============================================

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at September 30, 2001 and December 31, 2000:



                                                                  September 30,                    December 31,
                                                                 2001 Estimated                    2000 Estimated
          Security Description                                     Fair Value      Percentage      Fair Value      Percentage
-----------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
CMBS IO's                                                              $ 83,695        8.0%           $ 68,844        10.2%
Investment grade CMBS                                                    15,771        1.5              54,905         8.1
Non-investment grade rated subordinated securities                      280,191       26.9             261,489        38.5
Non-rated subordinated securities                                        23,546        2.3              27,197         4.0
                                                              ---------------------------------------------------------------
                                                                        403,203       38.7             412,435        60.8
                                                              ---------------------------------------------------------------

Single-family residential mortgage-backed securities:
Fixed Rate Securities                                                    61,719        5.9                   -           -
Home Equity Loans                                                        30,707        3.0                   -           -
Hybrid adjustable rate mortgages                                         60,836        5.8                   -           -
Agency adjustable rate securities                                       106,408       10.2             160,928        23.7
Agency fixed rate securities                                            379,087       36.4             104,759        15.5
                                                              ---------------------------------------------------------------
                                                                        638,757       61.3             265,687        39.2
                                                              ---------------------------------------------------------------
                                                                     $1,041,960      100.0%           $678,122       100.0%
                                                              ===============================================================

Borrowings: As of September 30, 2001, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, mortgage loans held for sale and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2001, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                         For the Nine Months Ended
                                                                             September 30, 2001
                                                    ---------------------------------------------------------------------

                                                       September 30, 2001           Maximum              Range of
                                                            Balance                 Balance             Maturities
                                                    ------------------------- -------------------- ----------------------
Reverse repurchase agreements                               $1,361,152           $1,748,891            4 to 29 days
Line of credit and term loan borrowings                       $111,035             $205,889          106 to 292 days
                                                    ------------------------- -------------------- ----------------------


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

On May 11, 2001 the Company completed a follow on offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of common stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in net proceeds to the Company of approximately $5,675.

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39.4 million. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company common stock available through an over-allotment granted to the underwriters. The aggregate net proceeds to the Company (before deducting expenses) were approximately $810.

On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784 and is expected to be paid on November 19, 2001. The remaining commitment is $41,216.

As of September 30, 2001, $156,188 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $160,945 was available under the Company's $200,000 term facility with Merrill Lynch.

The Company's operating activities (used) provided cash of $(441,098) and $29,711 during the nine months ended September 30, 2001, and 2000, respectively, primarily through net income and, in 2001, net purchases of trading securities.

The Company's investing activities (used) provided cash totaling $(341,150) and $786,073 during the nine months ended September 30, 2001, and 2000, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by principal payments received on securities available-for-sale, mortgage loans, and proceeds from sales of securities available-for-sale.

The Company's financing activities provided (used) cash of $814,345 and $(824,652) during the nine months ended September 30, 2001 and 2000, respectively, primarily from repayment of short-term borrowings and payment of distributions, offset in 2001, by proceeds from the issuance of common stock and short term borrowings.

Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to receive sufficient cash flows from these securities to fund distributions to the Company's stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.0 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of September 30, 2001, the Company was in compliance with all such covenants.

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

Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Credit curve risk is valued based on a spread over comparable maturity Treasury obligations. This spread represents the additional compensation required by investors to assume the credit risk of a debt obligation. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio.

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

The following tables quantify the potential changes in the Company's Portfolio Net Market Value and net interest income under various interest rate and credit-spread scenarios. Portfolio Net Market Value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, or credit spreads, as defined by the U.S. Interest rate swap curve, increase or decrease up to 200 basis points and the assumption that the yield curves of the rate shocks will be parallel to each other. A significant amount of the Company's Portfolio is invested in residential mortgages that can prepay principal at par. This option causes the value of the mortgages to increase less as interest rates decline due to the higher probability of prepayment. Portfolio Net Market Value in the Credit Spread Movements scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant. The Company believes that 200 basis point variations encompasses periods of significant volatility in these markets.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease by 200 basis points and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of September 30, 2001. Actual results could differ significantly from these estimates.



         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

                 Change in               Projected Change in
           Treasury Yield Curve,              Portfolio
              +/- Basis Points            Net Market Value
       ------------------------------- ------------------------
                    -200                        4.7%
                    -100                        4.2%
                    -50                         2.6%
                 Base Case                        0
                    +50                        (3.5)%
                    +100                       (8.0)%
                    +200                      (19.7)%

         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

                 Change in                Projected Change in
              Credit Spreads,                  Portfolio
              +/- Basis Points             Net Market Value
       ------------------------------- --------------------------
                    -200                         19.1%
                    -100                         11.4%
                    -50                          6.2%
                 Base Case                         0
                    +50                         (7.1)%
                    +100                        (15.2)%
                    +200                        (34.1)%


 Projected Percentage Change In Portfolio Net Interest Income and Change in
                Net Income per Share Given LIBOR Movements


                              Projected Change in      Projected Change in Net
   Change in LIBOR,                Portfolio              Income per Share
   +/- Basis Points           Net Interest Income
--------------------------- ------------------------- --------------------------
         -100                        11.4%                      $0.22
         -50                          5.7%                      $0.11
      Base Case                        0                          0
         +50                         (5.7)%                    ($0.11)
         +100                       (11.4)%                    ($0.22)

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

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 9.78% to 8.35%. This would reduce GAAP income going forward by approximately $0.16 per common share and cause a significant write down in assets at the time the loss assumption is changed. The amount of the write-down depends on several factors but it could be in excess of $1.00 per share.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the repricing and/or maturing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid as there is a very stable market for the financing of these securities. The Company is actively evaluating secured financing structures to finance its less liquid portfolios of CMBS. This portfolio is currently being financed with 30 day reverse repurchase agreements. This strategy is significantly less expensive for the Company; however, the risk of this strategy not being sustainable over the long term can be significant. The Company has managed this risk by (a) diversifying its counterparties; (b) selecting counterparties with whom the Manager has broader business relationships; and (c) maintaining back-up financing facilities. The failure to maintain these counterparty relationships would result in a reduction in earnings for the Company.

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of September 30, 2001 the Company's duration on equity was approximately 6.12 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 6.12%. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At September 30, 2001 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.      Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K
a)       Exhibits
             3.1 Restated Articles of Amendment of Anthracite Capital, Inc.

b)       None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ANTHRACITE CAPITAL, INC.



Dated:  November 13, 2001                  By: /s/ Hugh R. Frater
                                               ------------------
                                           Name: Hugh R. Frater
                                           Title: President and Chief Executive
                                                  Officer
                                           (authorized officer of registrant)




Dated:  November 13, 2001                  By: /s/ Richard M. Shea
                                               -------------------
                                           Name: Richard M. Shea
                                           Title: Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (principal accounting officer)