Form 10-K
ANTHRACITE CAPITAL INC
filed 2002-04-01
CIK 1050112

============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                                 (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from: ________ to ________

                        Commission File No. 001-13937

                          ANTHRACITE CAPITAL, INC.
            (Exact name of Registrant as specified in its charter

          MARYLAND                                             13-3978906
---------------------------------                       -----------------------
 (State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                          Identification No.)

    40 East 52nd Street
    New York, New York                                          10022
---------------------------------                       -----------------------
(Address of principal executive office)                        (Zip Code)

                               (212) 409-3333
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:

 COMMON STOCK, $.001 PAR VALUE                   NEW YORK STOCK EXCHANGE (NYSE)
    (Title of each class)                          (Name of each exchange on
                                                      which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 25, 2002, the aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price of $11.74 as reported on the New York Stock Exchange as of the close of business on March 25, 2002: $537,114,112 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 25, 2002 was 45,924,297 shares.






                  ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                        2001 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS
                              -----------------

                                                                                                               PAGE
                                                                                                               ----
                                   PART I
Item 1.       Business............................................................................................4
Item 2.       Properties  .......................................................................................20
Item 3.       Legal Proceedings .................................................................................20
Item 4.       Submission of Matters to a Vote of
              Security Holders ..................................................................................20

                                   PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters ...................................................................21
Item 6.       Selected Financial Data ...........................................................................21
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .....................................................23
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ........................................44
Item 8.       Financial Statements and Supplementary Data .......................................................48
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ............................................................84

                                  PART III

Item 10.      Directors and Executive Officers of the Registrant ................................................85
Item 11.      Executive Compensation ............................................................................85
Item 12.      Security Ownership of Certain Beneficial Owners and Management ....................................85
Item 13.      Certain Relationships and Related Transactions ....................................................85

                                   PART IV

Item 14.      Exhibits ..........................................................................................85
              Signatures ........................................................................................85




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





                                   PART I

ITEM 1.  BUSINESS

All dollar figures expressed herein are expressed in thousands, except share amounts or per share amounts.

General

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

The Company's business focuses on (i) investing in below investment grade Commercial Mortgage Backed Securities (CMBS) where the Company has the right to control the foreclosure/workout process on the underlying loans; (ii) originating high yield commercial real estate loans, which includes senior interests in partnerships that own real property and are reported as real estate or joint venture investments; and (iii) acquiring investment grade real estate related securities, including Government guaranteed residential mortgage backed securities to act as a liquidity support for the other two operations.

The Company's management believes that this represents an integrated strategy where each asset class supports the others and creates additional value for shareholders over and above operating each in isolation. The CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, the commercial real estate loans provide high risk adjusted returns for shorter periods of time, and the investment grade securities is an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

These strategies are pursued within an aggregate risk management framework that seeks to limit the exposure of the Company's equity and earnings to changes in interest rates and other exogenous factors beyond the Company's control.

The day-to-day operations of the Company are managed by BlackRock, subject to the direction and oversight of the Company's board of directors (the "Board of Directors"). The Manager is a wholly owned subsidiary of BlackRock, Inc., which is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "BLK". BlackRock, Inc. is 70% owned by PNC Bank, National Association ("PNC Bank"), which is itself a wholly owned subsidiary of PNC Bank Corp (NYSE: PNC). Established in 1988, the Manager is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is one of the largest investment management firms in the United States. The Manager, in its discretion, subject to the supervision of the Board of Directors, evaluates and monitors the Company's assets and how long such assets should be held in the Company's portfolio. The Manager is permitted to actively manage the Company's assets, and such assets may or may not be held to maturity. Although the Company intends to manage its assets actively, it does not intend to acquire, hold or sell assets in such a manner that such assets would be characterized as dealer property for Federal income tax purposes.

Commercial Real Estate Loans

High yield commercial real estate loan originations represent the Company's efforts to take advantage of opportunities in the real estate finance markets on a targeted basis. The traditional first lien real estate lender has shifted its focus to originating loans that can be sold into a securitization in the capital markets. To achieve the best execution for this strategy first lien lenders will generally reduce their loan to value ratios. Borrowers continue to require the same leverage to achieve their required equity returns, so alternative sources of capital are needed to fill the financing gap between the first lien lender and the borrower's equity. The Company's high yield commercial real estate loan originations, also known as mezzanine loans, fill this gap on a secured basis at very attractive prices and terms. An effective mezzanine-lending program can achieve superior risk adjusted returns versus alternative investments.

The type of investments in this class include loans secured by second mortgages, subordinated participations in first mortgages, loans secured by partnership interests and preferred equity interests in real estate limited partnerships. The weighted average life of these investments is generally two to three years and average leverage is 1:1 debt to equity generally funded with the debt coterminous with the investment. These investments have fixed or floating rate coupons, and some provide additional earnings through an IRR look back or profit participation.

The Company performs significant due diligence before making investments to evaluate risks and opportunities in this sector. The Company generally focuses on strong sponsorship, attractive real estate fundamentals, and pricing and structural characteristics that provide significant control over the underlying asset.

At December 31, 2001 the Company owned eight separate mezzanine investments with an average investment of approximately $16,600 and is focused on adding to this on a strategic basis. The real estate underlying each of the Company's mezzanine investments is performing in accordance with underwritten expectations. The typical current returns on Company's equity range from 11% - 24% with additional earning potential from profit participations and IRR look back features. This asset class earns a high yield and allows the Company to maintain flexibility to move quickly in search of the highest risk adjusted returns.

Commercial Mortgage Backed Securities

The Company owns below investment grade classes of ten different CMBS and has been an active bidder for this asset class. These CMBS investments are fixed rate securities backed by pools of first mortgage loans on commercial real estate assets located across the country. Owning commercial real estate loans in this form allows the Company to earn attractive loss adjusted returns while achieving significant diversification across geographic areas and property types. The total par amount of these investments is $733,830, the total fair market value at year-end was $360,159 representing an average dollar price of 49.08. The unlevered yield on this portfolio is approximately 10.9% before adjusting for expected losses and 10.1% on a loss-adjusted basis. The Company anticipates receiving approximately two-thirds of its stated par amount with the remainder representing assumed credit losses. Income is reported to shareholders after taking into account assumed credit losses.

The Company uses a sophisticated Intranet-based performance monitoring system to track the credit experience of the loans in the CMBS pools. The Company receives remittance reports monthly and can closely monitor any delinquent loans or other issues that may affect the performance of the loans. The Company also reviews its credit assumptions on a quarterly basis using updated debt service coverage information on each loan in the pools and reviewing economic trends on both a national and regional level.

Investment Grade Real Estate Related Securities

A key element in managing the risk of owning a portfolio of mezzanine loans and below investment grade CMBS is to maintain sufficient liquid assets to support these investments during periods of reduced liquidity in the financial markets. The Company's portfolio of liquid assets is generally comprised of government guaranteed residential fixed rate and adjustable rate mortgages, and BBB or higher rated commercial mortgage backed securities. At year-end, the portfolio represented approximately 75% of the Company's total assets or 30% of the Company's equity (net of financing) and provides a ready source of cash that can be used to support the Company's other investment operations, if needed. This allows the Company to earn attractive returns on equity while still maintaining significant liquidity. This portfolio is leveraged more than the mezzanine and CMBS portfolios but significantly lower than a typical investment grade portfolio.

At December 31, 2001, the Company's assets were allocated among these three categories as follows:


                                                                                         Percent of
                                                                                         Invested        Debt to
                                         Assets           Liabilities         Net         Capital      Equity Ratio
                                         ------           -----------         ---         -------      ------------
Cash and liquidity portfolio           $1,730,323 (1)      $1,598,614       $131,709       31.8%          12.14
Below investment grade CMBS               360,159             178,631        181,528       43.8%           0.98
Mezzanine loans, Joint Ventures
  and Equity Investment                   159,738              58,693        101,045       24.4%           0.58
                                        ---------           ---------        -------       ----            ----
Total Invested Assets                   2,250,220           1,835,938        414,282      100.0%           4.43
                                        =========           =========        =======      ======           ====

(1)   The Cash and liquidity portfolio consists of cash and cash equivalents, restricted cash, investment grade securities and securities held for trading.



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

The following is a summary of the types of assets, among others, that the Company may invest in from time to time;

Mortgage Backed Securities (MBS). The Company acquires both investment grade and non-investment grade classes of MBS from various sources. MBS typically are divided into two or more interests, sometimes called "tranches" or "classes." The senior classes are often securities which, if rated, would have ratings ranging from low investment grade "BBB" to higher investment grades "A," "AA" or "AAA." The junior, subordinated classes typically would include one or more non-investment grade classes, which, if rated, would have ratings below investment grade "BBB." Such subordinated classes also typically include an unrated higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans).

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

The Company acquires both CMBS and Residential Mortgage Backed Securities
(RMBS). The mortgage collateral supporting CMBS may be pools of whole loans or other MBS, or both. Unlike RMBS, which typically are collateralized by thousands of single-family mortgage loans, CMBS are collateralized generally by a more limited number of commercial or multifamily mortgage loans with larger principal balances than those of single-family mortgage loans. As a result, a loss on a single mortgage loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the subordinated MBS in such CMBS.

Mortgage Loans. The Company acquires or originates fixed and adjustable-rate mortgage loans secured by senior, mezzanine or subordinate liens on multifamily residential, commercial, single-family (one-to-four unit) residential or other real property as a significant part of its investment strategy ("Mortgage Loans").

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

The Company may invest in or provide loans used to finance construction, loans secured by real property and used as interim financing, and loans secured by junior liens on real property. The Company may invest in multifamily and commercial mortgage loans that are in default, or for which default is likely or imminent, or for which the borrower is making monthly payments in accordance with a forbearance plan.

The Company may provide mezzanine financing on commercial property that is subject to first lien mortgage debt. The Company's mezzanine financing takes the form of subordinated loans, commonly known as second mortgages, or in the case of loans originated for securitization, partnership loans (also known as pledge loans) or preferred equity investments. For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 65% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property.

Typically in a mezzanine mortgage loan, as security for its loan, the property owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position typically subject to an inter-creditor agreement), or the limited partnership and/or general partnership interest in the property owner. If the property owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the property owner. By borrowing against the additional value in their properties, the property owners obtain additional cash to apply to property improvements, the purchase price of the property, or alternative uses. Mezzanine mortgage loans generally provide the Company with the right to receive a stated interest rate on the loan plus various commitment and/or exit fees. In certain instances, subject to the REIT Provisions of the Internal Revenue Code of 1986 (the "Code"), the Company may negotiate to receive a percentage of net operating income or gross revenues from the property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or the Company will otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. Alternatively, the mezzanine mortgage loans can take the form of a non-voting preferred equity investment in a single purpose entity borrower with substantially similar economic terms.

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

Multifamily and Commercial Real Properties. The Company believes that under appropriate circumstances the acquisition of multifamily and commercial real properties may offer significant opportunities to the Company. The Company's policy is to conduct an investigation and evaluation of the real properties in a portfolio of real properties before purchasing such a portfolio. Prior to purchasing real estate related assets, the Manager generally will identify and contact real estate brokers and/or appraisers in the relevant market areas to obtain rent and sale comparables for the assets in the portfolio contemplated to be acquired. This information is used to supplement due diligence performed by the Manager's employees.

The Company may acquire real properties with known material environmental problems and Mortgage Loans secured by such real properties subsequent to an environmental assessment that would reasonably indicate that the present value of the cost of clean-up or remediation would not exceed the realizable value from the disposition of the mortgage property.

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

Pass-Through Certificates. The Company's investments in residential mortgage assets are currently and expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of pass-through certificates issued by Federal National Mortgage Associates (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Associates (GNMA), as well as privately issued adjustable-rate and fixed-rate mortgage pass-through certificates. The Pass-Through Certificates to be acquired by the Company will represent interests in mortgages that will be secured by liens on single-family (one-to-four units) residential properties, multifamily residential properties, and commercial properties. Pass-Through Certificates backed by adjustable-rate Mortgage Loans are subject to lifetime interest rate caps and to periodic interest rate caps that limit the amount an interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. In a period of increasing interest rates, the Company could experience a decrease in net income or incur losses because the interest rates on its borrowings could exceed the interest rates on adjustable-rate Pass-Through Certificates owned by the Company. The impact on net income of such interest rate changes will depend on the adjustment features of the mortgage assets owned by the Company, the maturity schedules of the Company's borrowings and related hedging.

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

Hedging Activities

The Company enters into hedging transactions to protect its investment portfolio and related borrowings from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, Mortgage Derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging mortgages, mortgage-related assets and related borrowings with these types of instruments.

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

The Company's hedging policy with regard to its sterling denominated London Loan, a (pound)21,459 Sterling denominated loan funded in August 1998, is to minimize its exposure to fluctuations in the sterling exchange rate. As of December 31, 2001, the Company had forward contracts outstanding which are intended to hedge currency risk in connection with the Company's investment in the London Loan.

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond future contracts, 500 ten-year U.S. Treasury Note future contracts and a short call swaption with a notional amount of $400,000. At December 31, 2000, the Company did not have U.S. Treasury future contracts or swaptions.

Interest rate swap agreements as of December 31, 2001 and 2000 consisted of the following:

                              2001                                                                   2000
-----------------------------------------------------------------    -------------------------------------------------------------

                 Estimated                           Average                           Estimated     Unamortized       Average
Notional Value  Fair Value    Unamortized Cost    Remaining Term      Notional Value  Fair Value        Cost        Remaining Term
--------------- ------------ ------------------- ----------------    --------------- ------------ ---------------- ---------------
   $792,000      $(9,380)          $4,764           8.12 years           $226,000      $(12,505)       $9,471         19.3 years


As of December 31, 2001, the Company had designated $682,000 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.

Financing and Leverage

The Company has financed its assets with the net proceeds of its initial public, secondary offering, follow-on offerings, the issuance of preferred stock, short-term borrowings under repurchase agreements, and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities, and unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits total leverage to a maximum 6.0:1 debt to equity. At December 31, 2001 and 2000, the Company's debt-to-equity ratio was approximately 4.8 to 1 and 3.2 to 1, respectively. The Company anticipates that it will maintain debt-to-equity ratios between 2.5 to 1 and 5.0 to 1 in the foreseeable future, although this ratio may be higher or lower from time to time. The Company's indebtedness policy may be changed by the Board of Directors in the future.

On July 19, 1999, the Company entered into an $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility was extended for a one-year term thru July 19, 2002, and is currently under negotiation to be extended. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2001 and December 31, 2000, the outstanding borrowings under this facility were $43,409 and $53,810, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate

The Company has an agreement with Merrill Lynch which permits the Company to borrow up to $200,000. As of December 31, 2001 and December 31, 2000, the outstanding borrowings under this line of credit were $57,113, and $63,453 respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. On January 15, 2002, the facility was renewed for a twelve-month period.

In September 2000, the Company closed a $200,000, one-year term facility with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which was used to finance the Company's residential loan pools. As of December 31, 2001 there were no outstanding borrowings under this facility. As of December 31, 2000 outstanding borrowings were $37,253. Outstanding borrowings under this facility bear interest at a LIBOR based variable rate. This facility expired pursuant to its terms in September 2001.

On March 14, 2001 the Company entered into a one-year term facility with PNC Funding, Inc. which permits the Company to borrow up to $50,000. As of December 31, 2001, the outstanding borrowing under this facility was $13,885. The agreement requires assets to be pledged as collateral. The outstanding borrowings were repaid prior to the expiration on March 13, 2002.

In June 1999, the Company closed a $17,500, three-year term financing secured by the Company's $35,000 Santa Monica Loan. As of December 31, 2000, the Company had drawn $17,500; the financing was paid off in March 2001 when the Santa Monica Loan was paid off.

At the time of the CORE Cap acquisition, CORE Cap was a party to commercial paper facility agreements with ABN Amro which was used to finance residential and commercial loans, which are used to collateralize borrowings under the facility. Following the CORE Cap acquisition, the Company renewed the facility with ABN Amro, in the amount of $200,000. As of December 31, 2000, outstanding borrowing under the facility was $30,115; this facility was paid off in 2001.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.0 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2001, the Company was in compliance with all such covenants.

On December 2, 1999 the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The Preferred Stock carries a 10.5% coupon and is convertible into Common Stock at a price of $7.35 per share. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated for $28.50 per share. On December 21, 2001, the only Series A Preferred shareholder converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Company Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which was $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The remaining 10,000 shares of Series A Preferred Stock were converted into 34,427 shares of the Company's Common Stock in March 2002.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

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

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39.4 million. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Common Stock available through an over-allotment granted to the underwriters and resulted in net proceeds to the Company of approximately $810.

For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $22,945. No shares were issued for the year ended December 31, 2000 under the Dividend Reinvestment Plan.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale which are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's collateralized borrowings at December 31, 2001 is summarized as follows:

                                                       Lines of Credit and     Reverse Repurchase              Total
                                                            Term Loans             Agreements         Collateralized Borrowings
                                                       --------------------- -----------------------  --------------------------
   Outstanding borrowings                                     $115,747              $1,720,191                 $1,835,938
   Weighted average borrowing rate                               3.62%                   1.94%                      2.04%
   Weighted average remaining maturity                        186 Days                 18 Days                    29 Days
   Estimated fair value of assets pledged                     $173,139              $1,825,971                 $1,999,110

At December 31, 2001, $20,356 of borrowings outstanding under the line of credit was denominated in pounds sterling, and interest payable is based on sterling LIBOR.


At December 31, 2001, the Company's collateralized borrowings had the following remaining maturities:

                                                  Lines of Credit and     Reverse Repurchase               Total
                                                       Term Loan              Agreements         Collateralized Borrowings
                                                 --------------------     ------------------     ---------------------------
   Within 30 days                                         $58,453              $1,700,420                   $1,758,873
   31 to 59 days                                                -                  19,771                       19,771
   Over 60 days                                            57,294                       -                       57,294
                                                 --------------------     ------------------     ---------------------------
                                                         $115,747              $1,720,191                   $1,835,938
                                                 ====================     ==================     ===========================

As of December 31, 2001, $141,591 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings, and $142,887 was available under the Company's $200,000 term facility with Merrill Lynch.

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

Operating Policies

The Company has adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company meets the requirements for qualification as a REIT and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a Real Estate Asset under the REIT Provisions of the Code. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act of 1940.

The Company's unaffiliated directors review all transactions of the Company on a quarterly basis to ensure compliance with the operating policies and to ratify all transactions with PNC Bank and its affiliates, except that the purchase of securities from PNC Bank and its affiliates require prior approval. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith and other matters relating to the Company's investments.

In order to maintain the Company's REIT status, the Company generally intends to distribute to stockholders aggregate dividends equaling at least 95% of its taxable income each year and 90% for years ending after 2000. The code permits the Company to fulfill this distribution requirement by the end of the year following the year the taxable income was earned.

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

Management Agreement

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), pursuant to which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The initial two year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based upon GAAP earnings instead of funds from operations, (ii) the removal of the four year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") in the renewal process. Houlihan Lokey is a national investment banking and financial advisory firm. The Manager primarily engages in three activities on behalf of the Company: (i) acquiring and originating mortgage loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; and
(iii) capital management, structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

The Company may terminate, or decline to renew the term of, the Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the unaffiliated directors. Although no termination fee is payable in connection with a termination for cause, in connection with a termination without cause, the Company must pay the Manager a termination fee, which could be substantial. The amount of the termination fee will be determined by independent appraisal of the value of the Management Agreement. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by the Company and the Manager. Additionally, at the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2001, the installment payment would be $11,000 payable over nine years. The Company does not accrue for this contingent liability.

In addition, the Company has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period.

In order to coincide with the increased scale of the Company, effective July 1, 2001, the Manager reduced the base management fee, payable under the Mangement Agreement to 0.20% of average invested assets rated above BB+ from 0.35%. Additionally, effective July 1, 2001, the Manager revised the hurdle rate applicable to the incentive fee from 3.5% over the ten-year U.S. Treasury Rate, to the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5% on the adjusted issue price of the Common Stock. This revision resulted in $1,689 in savings to the Company during 2001.

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


ITEM 2.  PROPERTIES

The Company does not maintain an office and owns no real property. It utilizes the offices of the Manager, located at 40 East 52nd Street, New York, New York 10022.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001, through the solicitation of proxies or otherwise.


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

                                                                            Last        Dividends
1999                                            High           Low          Sale        Declared
----                                          -------        --------      ---------    ---------
First Quarter............................      $7.938         $6.380        $7.500          .29
Second Quarter...........................       7.689          6.500         6.563          .29
Third Quarter............................       7.125          6.500         6.875          .29
Fourth Quarter...........................       6.938          6.000         6.375          .29

2000
----
First Quarter............................       7.500          6.250         7.125          .29
Second Quarter...........................       7.625          6.625         7.125          .29
Third Quarter............................       8.625          6.813         8.125          .29
Fourth Quarter...........................       8.188          7.125         7.750          .30

2001
----
First Quarter...........................        9.850          7.563         9.650          .30
Second Quarter..........................       11.080          9.290        11.050          .32
Third Quarter...........................       11.690         10.050        10.400          .32
Fourth Quarter..........................       11.210          9.500        10.990          .35

2002
----
First Quarter through March 25, 2002...         11.86          10.80         11.74          .35


On March 25, 2002, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $11.74. As of March 25, 2002, there were approximately 544 record holders of the Common Stock and 34 record holders of the Preferred Stock. This figure does not reflect beneficial ownership of shares held in nominee name.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2001, 2000 and 1999, and the period March 24, 1998 (commencement of operations) through December 31, 1998 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                                      For the Year      For the Year    For the Year Ended    March 24, 1998
(In thousands, except per share data)                Ended December    Ended December       December          through December
                                                        31, 2001          31, 2000          31, 1999             31, 1998
-------------------------------------------------   ---------------   ---------------   ------------------    -----------------

Operating Data:
--------------
Total income                                                $131,220           $97,642             $57,511             $46,055
Expenses                                                      72,136            60,839              33,280              29,004
Other gains (losses)                                           (910)             2,523               2,442            (18,440)
Cumulative transition adjustment                             (1,903)                 -                   -                   -
Net income (loss)                                             56,271            39,326              26,673             (1,389)
Net income (loss) available to common shareholders            47,307            32,261              26,389             (1,389)

Per Share Data:
--------------

Net income (loss):
    Basic                                                       1.41              1.37                1.27              (0.07)
    Diluted                                                     1.35              1.28                1.26              (0.07)
Dividends declared per common share                             1.29              1.17                1.16                 .92

Balance sheet Data:
------------------
Total assets                                               2,613,276         1,033,651             679,662             956,395
Total liabilities                                          2,229,903           760,993             481,379             774,666
Total stockholders' equity                                   383,115           242,254             168,261             181,729
Redeemable convertible preferred stock                           258            30,404              30,022                   -

The net loss in 1998 reflects realized losses of $18,262 resulting from the sale of a substantial portion of the Company's available for sales securities and termination of an interest rate swap agreement.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

General

The Company's primary long-term objective is to distribute consistent dividends supported by operating earnings. The Company considers its operating earnings to be net income available to common shareholders as determined under GAAP before realized gains (losses) and FAS 133 hedging adjustments.

Strong GAAP operating earnings are primarily maintained by consistent credit performance on the Company's investments and stability of the Company's liability structure. To achieve its objective the Company is focused on increasing its size and capital base. This should lead to increased diversification of credit exposures and improved diversification of financing sources creating a more stable earnings platform. Where increased size can be achieved without diluting common shareholders equity the Company will pursue it aggressively.

The Company's business focuses on (i) investing in below investment grade CMBS where the Company has the right to control the foreclosure or workout process on the underlying loans; (ii) originating high yield commercial real estate loans, which includes senior interests in partnerships that own real property and are reported as real estate or joint venture investments; and
(iii) acquiring investment grade real estate related securities, including Government guaranteed residential mortgage backed securities to act as a liquidity support for the other two operations.

The Company's management believes that this represents an integrated strategy where each asset class supports the others and creates additional value for shareholders over and above operating each in isolation. The CMBS portfolio provides diversification and high loss adjusted returns over a weighted average life of approximately 10 years, the commercial real estate loans provide high risk adjusted returns for shorter periods of time, and the investment grade securities is an actively managed portfolio that supports the liquidity needs of the Company while earning attractive returns.

These strategies are pursued within an aggregate risk management framework that seeks to limit the exposure of the Company's equity and earnings to changes in interest rates, capital availability and other factors beyond the Company's control.

In 2001 the Company continued to focus on maintaining liquidity, increasing capital base and reducing risk where feasible. During 2001, the Company issued 15,918,565 shares of Common Stock for cash at levels that were accretive to shareholder book value. In addition $65,600 of commercial assets were paid off in the first half of the year. The Company deployed most of its new capital and maturity proceeds into Government guaranteed residential mortgages. This strategy was highly effective in an environment in which the U.S. economy was slowing. The steep yield curve created by the Federal Reserve Board's aggressive reduction of short-term rates resulted in significant income opportunities for investments in this sector. This further served to allow the Company to maintain its cautious approach to the commercial real estate sector, yet still increase earnings per share. This in turn put upward pressure on the dividends resulting in an increase in annualized dividends of $0.20 per share, a 17% increase.

Invested equity in the investment grade portfolio reached a peak of 47.4% at the end of the third quarter 2001 and fell to 31.8% by the end of the fourth quarter of 2001. The Company records these assets on its balance sheet in the categories Securities available for sale - Investment grade securities and Securities held for trading. Generally, the Company has maintained 25% of its invested equity in this sector to act as a liquidity reserve in support of commercial assets.

During the fourth quarter of 2001, signs of improving economic activity in the United States began to appear, according to some sources and indications. In reaction to this, the Company began to hedge short-term rates more actively and shifted its investment focus back to commercial real estate assets. Management saw the trend of tightening first mortgage underwriting and wider spreads was creating more favorable risk adjusted returns in the CMBS markets. Additionally, the feasibility of issuing term debt secured by these assets was improving through an increasingly active collateralized debt obligation ("CDO") market. During the fourth quarter of 2001 the Company closed on approximately $108,000 par value of CMBS. The focus of these acquisitions has generally been towards office and retail properties throughout the United States with less emphasis on lodging properties. The Company is also aggressively pursuing a matched funding strategy for its CMBS assets as greater liquidity in the capital markets increases the probability of executing a term financing transaction in the CDO market.

Reportable earnings also benefited from economies of scale as the Company has grown. Effective July 1, 2001 the Manager reduced the base management fee payable to the Manager under the Management Agreement by over 42% on investment grade assets. Quarterly base management fees on a per share basis were $0.047 per share for the quarter ended December 31, 2001, as compared to $0.059 per share for the quarter ended December 31, 2000. Additionally, the Manager reduced the incentive fee, payable to the Manager under the Management Agreement, by raising the threshold of its participation in income of the Company from 350 basis points over the 10 year Treasury (8.23% for the quarter ended December 31, 2001) to the greater of that amount or 9.50%. This threshold is based on the adjusted issue price of the Common Stock. At December 31, 2001, the adjusted issue price of the Common Stock was $11.75 compared to the GAAP book value of $7.53. The increase to a 9.50% threshold on adjusted issue price increased the earnings threshold from $0.97 to $1.12 per share and from 12.9% to 14.9% return on equity based upon December 31, 2001 GAAP book value. In aggregate, the fee reductions adopted by the Manager increased return on equity by 122 basis points, and increased GAAP book value by $0.02 per share, for the quarter ended December 31, 2001.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

Securities Available for Sale

The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as available for sale. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Many of these investments are relatively illiquid, and their values must be estimated by management. In making these estimates, management generally utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect the Company's reported income or cash flows, but impact stockholders' equity and, accordingly, book value per share.

Management must also assess whether unrealized losses on securities reflect a decline in value which is other than temporary, and, accordingly, write the impaired security down to its fair value, through earnings. Significant judgment is required in this analysis.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's reported interest income on its mortgage securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events which may alter the assumptions.

Securities Held for Trading

The Company has designated certain other securities as held for trading. Securities held for trading are also carried at estimated fair value, but changes in fair value are included in income. The valuations of these securities and the interest income recognized are subject to the same uncertainties as those discussed above.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has an investment in a private opportunity fund which invests in commercial mortgage loans, and is managed by the same entity that manages the Company. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, the Company would establish a reserve for possible losses, and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment is required in determining impairment and the resulting loss allowance. To date, the Company has determined that no loss allowances have been necessary on the loans in its portfolio or held by the opportunity fund.

Real Estate Joint Ventures

The Company makes investments in real estate entities over which the Company exercises significant influence, but not control. The real estate held by such entities must be regularly reviewed for impairment, and would be written down to its estimated fair value, through earnings, if impairment is determined to exist. This review involves assumptions about the future operating results of the real estate, and market factors, all of which are subjective and difficult to predict. To date, the Company has determined that none of the real estate held by its joint ventures is impaired.

Derivative Instruments

The Company utilizes various hedging instruments (derivatives) to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related Company investments. All derivatives are carried at fair value, generally estimated by management based on valuations provided by the counterparty to the derivative contract. For accounting purposes, Company management must decide whether to designate these derivatives as hedging borrowings, securities available for sale, trading securities, or foreign currency exposure. This designation decision affects the manner in which the changes in the fair value of the derivatives are reported.

Market Conditions and Their Effect on Company Performance

The principal performance risks that the Company faces are (i) credit risk on the CMBS and commercial real estate loans it underwrites; (ii) interest rate risk, which affects the market value of the Company's assets and the cost of funds needed to finance these assets and (iii) liquidity risk, which affects the Company's ability to finance itself over the long term.

Credit Risk and Company Performance: The Company's primary risk is commercial real estate credit risk. These investments take two forms: (1) below investment grade CMBS 2) commercial real estate loans.

CMBS are debt instruments with a stated par amount and a fixed or floating rate coupon. The cash flow used to pay the CMBS comes from a pool of commercial real estate secured by first mortgages. The credit losses that occur on the underlying mortgages are charged first to the CMBS with the lowest credit rating. These CMBS are commonly referred to as the "first loss" securities.

Commercial real estate loans are loans made directly to a borrower that are secured by some form of commercial real estate. These loans may be secured by a subordinated interest in a first mortgage, a second mortgage, or interests in a partnership that owns commercial real estate. Additionally, the Company has made preferred equity investments in partnerships that own commercial real estate.

CMBS: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 vintage transactions to be the most relevant measure of credit performance market conditions applicable to its below investment grade CMBS holdings. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. The delinquency statistics are shown in the table below:

 --------------------------------------------------------------------------------------------------------------------------------
|               |    Lehman Brothers Conduit Guide For 1998 Vintage    |   Lehman Brothers Conduit Guide For All Transactions    |
|               |                       Transactions                   |                                                         |
|---------------|------------------------------------------------------|---------------------------------------------------------|
|   Date        |    Number of      |    Collateral    |        %      |     Number of     |    Collateral    |         %        |
|               |  Securitizations  |     Balance      |  Delinquent   |  Securitizations  |     Balance      |     Delinquent   |
|---------------|-------------------|------------------|---------------|-------------------|------------------|------------------|
| 12/31/01      |         39        |   $51,321,238    |      1.51%    |       210         |  $185,756,237    |       1.51%      |
|---------------|-------------------|------------------|---------------|-------------------|------------------|------------------|
| 12/31/00      |         41        |    52,890,768    |      0.77     |       180         |   158,597,044    |       0.77       |
|---------------|-------------------|------------------|---------------|-------------------|------------------|------------------|
| 12/31/99      |         41        |    54,338,032    |      0.47     |       147         |   131,892,534    |       0.51       |
|---------------|-------------------|------------------|---------------|-------------------|------------------|------------------|
| 12/31/98      |         38        |    53,256,049    |      0.17     |       106         |    94,839,000    |       0.34       |
 --------------- ------------------------------------------------------ ---------------------------------------------------------


Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. The MSDW index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 2000 the MSDW index indicated that delinquencies on 144 securitizations was 1.01%. As of December 31, 2001 this same index tracked 174 securitizations with delinquencies of 1.85%. See the section titled "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The Company's below investment grade CMBS portfolio has a total par amount of $733,830. Of this amount, $134,433 is the par of the securities that represent the first loss on the underlying mortgages, and $560,596 is the par of the securities that represent the remaining tranches owned by the Company when the Company owns the first loss security. There are 1,911 underlying loans supporting the Company's first loss CMBS with an aggregate principal balance of over $9.9 billion as of December 31, 2001. The total below investment grade CMBS portfolio represents 43.8% of invested equity at year end.

The Company manages its credit risk through conservative underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. All of these processes are based on the extensive intranet-based analytic systems developed by BlackRock.

In underwriting loans, the Company performs site inspections and/or desktop reviews of all loans in the pools. This process includes detailed analysis of regional economic factors, industry outlooks, project viability and documentation. Unacceptable risks are removed from the pool prior to closing the transaction. An assumption of expected losses is developed and the securities are priced accordingly. Earnings are reported net of the assumption that credit losses will occur.

The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. During 2001 the Company added $13,938 of par of first loss CMBS. The collateral profile of the new investment was specifically underwritten to reduce the Company's exposure to the lodging sector. The comparative profiles of the loans underlying the Company's CMBS by property type are:

 ---------------------------------------------------------------------------------------
|                     12/31/01                         |  12/31/00                      |
|                     Exposure                         |  Exposure                      |
|------------------------------------------------------|--------------------------------|
|Property Type        Loan Balance        % of Total   |  Loan Balance       % of Total |
|------------------------------------------------------|--------------------------------|
|Multifamily           $3,432,708            34.6%     |   $3,176,333          34.8%    |
|Retail                 2,763,045            27.9      |    2,429,959          26.6     |
|Office                 1,866,338            18.8      |    1,724,130          18.9     |
|Lodging                  853,935             8.6      |      861,094           9.4     |
|Industrial               604,852             6.1      |      547,037           6.0     |
|Healthcare               353,697             3.6      |      367,989           4.0     |
|Parking                   35,225             0.4      |       30,608           0.3     |
|------------------------------------------------------|--------------------------------|
|Total                 $9,909,800             100%     |   $9,137,150           100%    |
---------------------------------------------------------------------------------------

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

The following table shows a comparison of these delinquencies:

 ------------------------------------------------------------------------------------------------------------------------------
|                                |                   2001                      |                    2000                       |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|                                |               |  Number of  |      % of     |                 |  Number of  |      % of     |
|                                |    Principal  |    Loans    |   Collateral  |    Principal    |    Loans    |  Collateral   |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Past due 30 days to 60 days     |     $15,401   |         5   |     0.15%     |       $6,319    |      3      |     0.07%     |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Past due 60 days to 90 days     |       9,865   |         4   |     0.10      |         7,963   |      2      |     0.09      |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Past due 90 days or more        |     112,017   |        18   |     1.13      |        28,526   |      5      |     0.31      |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Real Estate owned               |       8,805   |         1   |     0.09      |        10,145   |      2      |     0.11      |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Total Delinquent                |    $146,088   |        28   |     1.47%     |       $52,953   |     12      |     0.58%     |
|--------------------------------|---------------|-------------|---------------|-----------------|-------------|---------------|
|Total Loan Portfolio            |  $9,909,800   |     1,911   |               |    $9,137,150   |  1,756      |               |
-------------------------------------------------------------------------------------------------------------------------------


Of the 28 delinquent loans as of December 31, 2001, two were delinquent due to technical reasons, one was REO and being marketed for sale, five were in foreclosure, and the remaining 20 loans were in some form of workout negotiations. Aggregate realized losses of $3,455 were taken in 2001. This brings aggregate losses to $5,056. This is in line with the Company's loss expectations as realized losses are expected to increase on the 1998 vintage loans as they age.

The subordinated CMBS owned by the Company has a delinquency experience of 1.47%, which is slightly better than 1.51% for directly comparable collateral pursuant to the Lehman Brothers Conduit Guide for 1998 vintage transactions. The Company expects delinquencies to continue to rise throughout 2002 in line with expectations.

During 2001 the Company also experienced early payoffs of $53,722, which represents 0.54% of the year-end pool balance. These loans were paid-off at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

Subsequent to December 31, 2001, two of the 28 delinquent loans were brought current and 12 loans became delinquent. Additionally, two other loans with a total balance of $16,829 were paid off at par with no loss to the Company.

The unrealized loss on the Company's holdings of CMBS at December 31, 2001 was $96,956. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of December 31, 2001 represents approximately 62% of its par amount. The market value of the Company's CMBS portfolio as of December 31, 2001 represents approximately 49% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of December 31, 2001 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded. This would negatively affect the market value and liquidity of the portfolio.

Commercial Real Estate Markets: There is typically a lagged impact of economic conditions on commercial real estate. The most obvious fundamental impacts have been the precipitous drop in office demand and hence asking rents, a reduction in business travel and hence RevPar in the lodging sector, a substantial increase in rent concessions by apartment operators and an increase in tenant bankruptcies, particularly in retail. These effects will continue to be seen even as the public equity markets reflect economic recovery.

The often-noted counterbalance to these negative demand factors is the better-managed supply pipeline. The far greater information availability and transparency of the real estate markets as compared to the 1980's has clearly had a positive effect in aggregate on lender discipline. Aggregate construction starts were down across all property types in 2001 with the biggest year over year percentage declines in office and industrial. The biggest decline by far over the past two years has been in hotel room additions; down 30%. Despite the greater aggregate health of the markets, it is important to note that in "New Economy" submarkets the Company finds conditions as bad or worse than they were in the early 1990's. Just as euphoria gripped sectors of the public equity markets, it similarly affected certain sectors of commercial real estate.

With cap rates trending up on softening fundamentals, the bid/ask spread between buyers and sellers of property widened in 2001 and aggregate transaction volume declined by 13% according to data from Granite Partners. The biggest declines were in office (22%) and multifamily (12%). Despite negative flows from foreign property funds the Company believes there remains substantial liquidity available for U.S. real estate equity investments with unspent allocations from pension funds likely representing the largest single source, and with equity REITs prepared to invest as they see accretive opportunities.

Commercial Real Estate Loans: The Company also owns seven loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial loan portfolio generally emphasizes larger transactions located in metropolitan markets as compared to the loans in the CMBS portfolio. Exposures based on geography and asset type follows:


                                              Principal                 Property
   Location                                     Balance       %           Type            LTV        DSCR
   -----------------------------------   -----------------------------------------------------------------------
   Los Angeles                                   $22,500    14.9%        Office          78.0%       1.14
   Tyson's Corner                                 22,000     14.6        Office           74.0       1.90
   San Francisco                                  20,876     13.8        Office           76.0       1.13
   San Francisco                                  17,892     11.9        Hotel            69.0       1.20
   London*                                        31,199     20.7        Hotel            65.0       1.15
   New York City                                  13,170      8.7        Office           66.0       1.25
   Chicago                                        15,000      9.9     Multifamily         90.0       1.10
   Suburban Philadelphia                           3,159      2.1        Office           90.0       1.21
   Tallahassee                                     5,158      3.4        Office           75.0       1.20
                                         -------------------------                      -------------------
   Total                                        $150,954     100%                        74.0%       1.27
                                         -------------------------                      -------------------

                                                 Diversification by Asset Type
                                                 -----------------------------
                                    Office                                             57.6%
                                    Full Service Lodging                               32.5%
                                    Multifamily                                         9.9%

* The London Loan is translated into US dollars using the December 31, 2001 sterling exchange rate of (pound)0.687852.


The Los Angeles Loan, a $22,500 subordinate class of a $60,850 loan, is secured by the borrower's interest in a 54-story office tower in downtown Los Angeles, California. The loan matures in December 2002, which may be extended at the borrower's option for two additional one-year periods.

The Tyson's Corner Loan is a $22,000 subordinate interest in a $92,000 first mortgage secured by two ten-story office buildings located in Tyson's Corner, Virginia. The loan matures in April 2004, which may be extended at the borrower's option for two additional one-year periods.

The San Francisco Loan consists of two subordinate interests in a $125,000 note secured by an 11-story 394,457 square foot office building located in the financial district of San Francisco, California. These two subordinated interests total $20,876 and have a weighted average rating of BB+. The loan matures in December 2007.

The San Francisco Hotel Loan is a $17,892 mezzanine loan secured by a lien on the borrower's interest in a full service hotel located in San Francisco, California. The loan matures in May 2003.

The London Loan is a (pound)21,459 Sterling denominated loan that was funded in August of 1998. It is secured by five luxury hotel properties in and around London. As of December 31, 2001 the London Loan was valued at 90.0% of par, a decrease from 97.0% of par as of December 31, 2000.

At the beginning of the fourth quarter 2001, the occupancy of both hotel assets declined significantly in the wake of the September 11th tragedy. Occupancy for both assets has subsequently improved and is within the Company's underwritten range of expectations.

The New York City Loan is a $13,170 subordinate interest in a $57,750 first mortgage secured by a commercial office building located in midtown New York City. The building is currently 100% leased. The loan matures in January 2004. The Company also owns the $6,080 BBB- rated CMBS security which is senior to the Company's $13,170 interest.

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

None of the loans have experienced any delinquency to-date. All loans are performing at or above underwritten expectations, and all loans are expected to pay off in full at or before their stated maturities.

The suburban Philadelphia investment is a $3,159 preferred equity interest in a partnership that owns two office buildings totaling approximately 190,000 square feet. One property is in the western suburb of Paoli while the other is in the northern suburb of Newtown. The Paoli property is 100% occupied and the Newtown property is 80% occupied. The expected life of the investment is three years.

The Tallahassee investment is a $5,158 preferred equity interest in a partnership that owns a 500,000 square foot mixed-use office/retail building. The Company's preferred equity interest represents 36.4% of the partnership. The building is 99% occupied. Primary office tenants include various Florida state government agencies on long-term leases. The expected life of the investment is four years.

Interest Rate Risk and Company Performance: The Company generally makes investments at long-term rates and borrows money to fund those investments at short-term rates. The level of short-term rates and their relationship to long-term rates directly affects the net investment income of the Company. The value of the Company's assets is generally based on market rates for ten-year U.S. Treasury notes and credit spreads. The Company generally pledges its assets when it borrows funds. The value of the assets pledged affects the amount of money the Company can borrow at a given time.

During 2001 the yield on the ten-year U.S. Treasury Note dropped by 7 basis points from 5.11% to 5.04%. During 2001 the yield on the ten-year note was as low as 4.20% and as high as 5.52%. Short-term rates decreased steadily throughout the year as one month LIBOR decreased by 469 basis points from 6.56% to 1.87 %. See below the section titled, "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how interest rates and spreads affect the Company.

Credit spreads represent the premium above the treasury rates required by the market to take credit risk. CMBS credit spreads remain at historically wide levels despite continued strength in the commercial real estate credit markets. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.

               Average Credit Spreads (in basis points)*


                                BB CMBS        BB Corporate         Difference
                                -------        ------------         ----------
As of December 31, 2001         590            496                  94
As of December 31, 2000         558            523                  35

                                B CMBS         B Corporate          Difference
                                ------         -----------          ----------
As of December 31, 2001         1051           709                  342
As of December 31, 2000         987            978                  9

* Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield Index

All of the Company's borrowings bear interest at rates that are determined with reference to LIBOR. To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments and hedges, the Company's earnings could be negatively affected. The chart below compares the rate for ten-year U.S. Treasury securities to the one-month LIBOR rate.

                      Ten Year                       One month
                      U.S Treasury Securities        LIBOR           Difference
                      -----------------------        -----           ----------
December 31, 2001     5.04%                           1.87%             3.17%
December 31, 2000     5.12                            6.56              1.44


The decrease in LIBOR from December 31, 2000 to December 31, 2001 had a positive impact on the Company's financing costs.

The Company actively hedges its exposure to both short-term and long-term rates. The degree of hedging and the choice of hedging instruments depends on market conditions. This information is reviewed on a daily basis and changes are made accordingly. The Company uses a combination of interest rate futures contracts and interest rate swap agreements to hedge these exposures.

Liquidity Risk: The Company acquires its investments using its capital and borrowed funds. The availability of funds is a key component of the Company's operations. During times of market uncertainty the availability of this type of financing can be very limited. The Company funds itself mainly through short-term secured lending arrangements with various counterparties. These arrangements are generally for 30 day terms and are rolled over for 30 day periods at the end of each term. The Company also has a committed borrowing facility from Deutsche Bank in the amount of $185 million. This facility matures in July of 2002 and is currently under negotiation to be extended.

The Company's debt to equity ratio has been approximately 4:1 throughout 2001. The three investment operations of the Company are all financed on a secured basis at levels that takes into account the specific risks of that asset class. As of December 31, 2001 the Company's CMBS portfolio is financed at a debt to equity ratio of .98:1, commercial lending at .58:1, and while the high credit quality of the RMBS portfolio allows for financing levels of up to 20:1, the Company operates this portfolio at much more conservative levels of 12:1. Generally the Company maintains debt to equity ratios of 1.5:1 on CMBS, 1:1 on commercial lending and 9:1 on RMBS.

The Company manages this risk by maintaining diverse counterparties, keeping at least 25% of invested equity in liquid assets and seeking matched funding opportunities in secured lending markets such as a CDO.

The Investment Grade assets portfolio acts as the store of liquidity and would be used to support the financing of the credit sensitive assets at times of impaired liquidity. These assets can be sold quickly to raise cash in support of the Company's main investment operations.

Yields on residential mortgage-backed securities fell steadily during the third quarter 2001 as evidence of a weaker economy, exacerbated by the terrorist attacks of September 11, continued to accumulate. Typically, yields of mortgage-backed securities lag declines in other interest rates due to rising prepayment expectations. This was generally the case during the quarter as yield spreads widened against both Treasuries and interest rate swaps, particularly along the shorter end of the yield curve. However, during the second half of September 2001, the significant incremental yield of mortgage-backed securities over other short and intermediate duration assets attracted sizable demand from financial institutions. Therefore, despite poor prepayment fundamentals and rising supply, demand indicators were exceptionally strong.

This trend reversed dramatically in the fourth quarter as yields were exceptionally volatile. Investors reduced interest rate exposure in anticipation of a reversal in Federal Reserve Board policy. The sell-off was exacerbated by the lengthening durations of mortgage securities, which thereby increased the amount of securities that needed to be sold. The combination of increased realized volatility and duration uncertainty hurt the sector during the quarter. While rising interest rates should ultimately improve fundamentals and technicals for the sector, the violent nature of the sell-off led to poor relative performance for mortgage-backed securities during November and December.

During 2001 the Company increased the size of the Investment Grade portfolio significantly. The capital markets were favorable for issuing stock and the Company took advantage of that opportunity. The proceeds raised were invested immediately into the investment grade portfolio. Investments were generally made in fixed rate 15 year Government guaranteed residential mortgage backed securities issued by FNMA or FHLMC. The portfolio is comprised mainly of low coupon mortgages that were acquired at a slight discount to par. This would serve to protect the Company during periods of high pre-payment. The prepayment characteristics of RMBS generally cause the value of these securities to increase less in falling interest rate environments and decrease at a greater rate in rising interest rate environments. The equity duration of this portfolio is generally hedged to five years using interest rate swaps and futures.

Recent Events

In March 2002 the remaining 10,000 shares of the Series A Preferred Stock were converted into 34,427 shares of Company Common Stock at a price of $7.26 per share pursuant to its terms.

In February 2002, the Company sold the FMACT Class C bond, resulting in a realized loss of $3,610.

On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes; (i) the incentive fee calculation would be based on GAAP earnings instead of FFO, (ii) removal of the four year period to value the investment agreement in case of termination, and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years.

Funds From Operations (FFO)

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

The Company's FFO for the year ended December 31, 2001 and 2000 was $56,271, and $39,326, respectively, which was the same as its reported GAAP net income for the periods. The Company reported cash flows (used in)/provided by operating activities of $(375,715) and $115,734, cash flows (used in)/provided by investing activities of $(832,525) and of $883,913 and cash flows provided by/(used in) financing activities of $1,213,482 and $(984,083) in its statement of cash flows for the year ended December 31, 2001 and 2000, respectively.

Results of Operations

Net income for the year ended December 31, 2001 was $56,271 or $1.41 per share ($1.35 diluted). Net income for the year ended December 31, 2000 was $39,326 or $1.37 per share ($1.28 diluted). Net income for the year ended December 31, 1999 was $26,673, or $1.27 per share ($1.26 diluted). The increase in income in 2001 from 2000 is primarily due to the reduction in short-term rates and accretive reinvestment of new capital. The increase in income in 2000 from 1999 is primarily due to the fact that the Company raised additional capital and was able to invest at high-risk adjusted yields.

Interest Income: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average adjusted cost basis during the period.

                                                                  For the Year Ended December 31, 2001
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                        $ 39,882             $ 388,800              10.26%
Other securities available for sale                           45,255               736,752               6.14
Commercial mortgage loans                                     15,499               123,802              12.52
Mortgage loan pools                                            1,575                20,778               7.58
Cash and cash equivalents                                      2,581                91,630               2.82
                                                    ---------------------- --------------------- ---------------------
Total                                                      $ 104,792           $ 1,361,762               7.70
                                                    ====================== ===================== =====================


                                                                  For the Year Ended December 31, 2000
                                                    ------------------------------------------------------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                         $37,619              $372,465              10.10%
Other securities available for sale                           37,497               468,177               8.01
Commercial mortgage loans                                     14,359               110,287              13.01
Mortgage loan pools                                            6,481                85,501               7.58
Cash and cash equivalents                                      1,313                22,189               5.92
                                                    ---------------------- --------------------- ---------------------
Total                                                        $97,269            $1,058,619               9.19%
                                                    ====================== ===================== =====================


                                                                  For the Year Ended December 31, 1999
                                                    ---------------------- --------------------- ---------------------
                                                          Interest               Average              Annualized
                                                           Income                Balance                Yield
                                                    ---------------------- --------------------- ---------------------
CMBS                                                         $33,788              $354,713                 9.53%
Other securities available for sale                           14,318               223,410                 6.41
Commercial mortgage loan                                       5,549                51,787                10.71
Cash and cash equivalents                                        670                11,473                 5.84
                                                   ---------------------- --------------------- ---------------------
Total                                                        $54,325              $641,383                 8.47%
                                                   ====================== ===================== =====================

In addition to the foregoing, the Company earned $24,681, $25, and $3,186 in interest income from securities held for trading during the years ended December 31, 2001, 2000, and 1999, respectively, $1,667 and $348 in earnings from real estate joint ventures during the years ended December 31, 2001 and 2000, respectively, and $80 in earnings from an equity investment in 2001.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                                                  For the Year Ended December 31, 2001
                                                    ----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                          Expense               Balance                 Rate
                                                    ----------------       ------------------     ------------------
Reverse repurchase agreements                              $ 45,126           $ 1,180,115                3.82%
Lines of credit and term loan                                 8,204               140,468                5.84%
                                                    ----------------       ------------------     ------------------
Total                                                      $ 53,330           $ 1,320,583                4.04%
                                                    ================       ==================     ==================


                                                                  For the Year Ended December 31, 2000
                                                    ------------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                          Expense               Balance                 Rate
                                                    ----------------       ------------------     ------------------
Reverse repurchase agreements                               $34,263              $505,893              6.77%
Lines of credit and term loan                                16,849               229,863              7.35
                                                    ----------------       ------------------     ------------------
Total                                                       $51,112              $735,756              6.94%
                                                    ================       ==================     ==================


                                                                  For the Year Ended December 31, 1999
                                                    ----------------------------------------------------------------
                                                          Interest              Average              Annualized
                                                          Expense               Balance                 Rate
                                                    ----------------       ------------------     ------------------
Reverse repurchase agreements                               $16,454              $283,322              5.81%
Lines of credit and term loan                                 5,314                82,540              6.44
                                                    ----------------       ------------------     ------------------
Total                                                       $21,768              $365,862              5.95%
                                                    ================       ==================     ==================


The foregoing interest expense amounts for the year ended December 31, 2001 does not include $428 of hedge ineffectiveness, as well as $5,643 of interest expense related to swaps. See Note 12, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio. The following interest income and expense amounts exclude income and expense related to real estate joint ventures and hedge ineffectiveness.

                        For the Year        For the Year        For the Year
                          Ended                Ended                Ended
                      December 31, 2001   December 31, 2000    December 31, 1999
                      -----------------   -----------------    -----------------
Interest Income            129,553             $97,294              $54,325
Interest Expense            57,196             $51,112              $21,768
Net Interest Margin         4.38%               5.55%                6.02%
Net Interest Spread         3.60%               3.78%                2.59%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees, paid to the Manager of $11,018 for the year ended December 31, 2001 were comprised of base management fees of $7,780 and incentive fees of $3,238. Management fees paid to the Manager of $7,450 for the year ended December 31, 2000 were comprised of base management fees of $6,483 and incentive fees of $967. Management fees paid to the Manager of $4,565 for the year ended December 31, 1999, were comprised solely of the base management fee paid to the Manager (as provided pursuant to the management agreement between the Manager and the Company), as the Manager earned no incentive fee. Other expenses/income-net of $1,717 for the year ended December 31, 2001, and $2,277 for the year ended December 31, 2000, and $2,839 for the year ended December 31, 1999, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. Other expenses/income-net in the year 2001 and 2000 also includes the amortization of negative goodwill.

Other Gains (Losses): During the year ended December 31, 2001, the Company sold a portion of its securities available for sale for total proceeds of $1,452,577, resulting in a realized gain of $7,401. During the year ended December 31, 2000, the Company sold a portion of its securities available for sale for total proceeds of $3,176,357, resulting in a realized gain of $3,212. During the year ended December 31, 1999 the Company sold a portion of its securities available for sale for total proceeds of $47,843, resulting in a realized loss of $516. The (loss) gain on securities held for trading of $(2,604), $(647), and $2,992 for the years ended December 31, 2001, 2000 and 1999, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and agency securities, forward commitments to purchase or sell Agency RMBS, and financial futures contracts. The foreign currency loss of $5, $42, and $34 for the years ended December 31, 2001, 2000, and 1999, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: During the year ended December 31, 2001, the Company declared dividends to shareholders totaling $47,458 or $1.29 per share, of which $31,607 was paid during the year and $15,850 was paid on January 31, 2002. On March 14, 2002, the Company declared distributions to its shareholders of $0.35 per share, payable on April 30, 2002 to shareholders of record on April 4, 2002. During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $27,591 or $1.17 per share. During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $52,918 or $1.31 ($1.26 diluted) per share, for the year ended December 31, 2001, compared to a net income as calculated in accordance with GAAP of $56,271, or $1.41 ($1.35 diluted) per share.

Tax basis income was $37,594, or $1.29 ($1.22 diluted) per share, for the year ended December 31, 2000, compared to a net income as calculated in accordance with GAAP of $39,326, or $1.37 ($1.28 diluted) per share. Tax basis income was $28,347, or $1.36 ($1.34 diluted) per share, for the year ended December 31, 1999, compared to a net income as calculated in accordance with GAAP of $26,673 or $1.27 ($1.26 diluted) per share.

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans whereas for tax basis income purposes, only actual credit losses are taken into account. Additionally, in 2000, payments made to GMAC Mortgage Asset Management, Inc. to terminate its management contract with Core Cap, Inc. were deducted for tax purposes. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

Changes in Financial Condition

Securities Available for Sale: At December 31, 2001 and 2000, respectively, an aggregate of $104,768 and $102,871 in unrealized losses on securities available for sale was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.

The Company's securities available for sale, which are carried at estimated fair value, included the following at December 31, 2001 and 2000:

                                                                 December 31, 2001                     December 31,
                                                                     Estimated                        2000 Estimated
                                                                        Fair                               Fair
                     Security Description                              Value           Percentage         Value        Percentage
-----------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
CMBS IO's                                                               $ 79,204         5.5%             $ 68,844        10.2%
Investment grade CMBS                                                     14,590         1.0                54,905         8.1
Non-investment grade rated subordinated securities                       328,532        22.7               261,489        38.5
Non-rated subordinated securities                                         31,627         2.2                27,197         4.0
                                                                 ---------------- --------------- ----------------- ----------------
                                                                         453,953        31.4               412,435        60.8
                                                                 ---------------- --------------- ----------------- ----------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                         75,035         5.2               160,928        23.7
Agency fixed rate securities                                             804,759        55.7               104,759        15.5
Residential CMO's                                                         33,522         2.3                     -           -
Home equity loans                                                         27,299         1.9                     -           -
Hybrid arms                                                               51,386         3.5                     -           -
                                                                 ---------------- --------------- ----------------- ----------------
                                                                         992,001        68.6               265,687        39.2
                                                                 ---------------- --------------- ----------------- ----------------
 Total securities available for sale                                 $ 1,445,954       100.0%            $ 678,122       100.0%
                                                                 ================ =============== ================= ================


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

                                                                       For the Year Ended
                                                                       December 31, 2001
                                                -----------------------------------------------------------------
                                                 December 31, 2001          Maximum               Range of
                                                      Balance               Balance              Maturities
                                                -------------------    -----------------      -------------------
Reverse repurchase agreements                        $1,717,326            $1,771,596            7 to 35 days
Line of credit and term loan borrowings                 118,612               206,278           15 to 830 days
                                                ===================    =================      ===================

                                                                      For the Year Ended
                                                                       December 31, 2000
                                                -----------------------------------------------------------------
                                                 December 31, 2000          Maximum               Range of
                                                      Balance               Balance              Maturities
                                                -------------------    -----------------      -------------------
Reverse repurchase agreements                          $517,212            $1,202,696             3 to 55 days
Line of credit and term loan borrowings                 202,130               453,841           15 to 261 days
                                                ===================    =================      ===================



Hedging Instruments: The Company's hedging policy with regard to its sterling denominated London Loan is to minimize its exposure to fluctuations in the sterling exchange rate. As of December 31, 2001 the Company had forward contracts outstanding which are intended to hedge currency risk in connection with the Company's investment in the London Loan.

From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond future contracts, 500 ten-year U.S. Treasury Note future contracts and a short call swaption with a notional amount of $400,000. At December 31, 2000, the Company did not have any U.S. Treasury future contracts or swaptions.

Interest rate swap agreements as of December 31, 2001 and 2000 consisted of the following:

                              2001                                                                   2000
                              ----                                                                   ----
                 Estimated                                                             Estimated     Unamortized      Remaining
Notional Value  Fair Value    Unamortized Cost    Remaining Term      Notional Value   Fair Value        Cost             Term
----------------------------------------------------------------      ------------------------------------------------------------
   $792,000      $(9,380)          $4,764           8.12 years           $226,000      $(12,505)       $9,471         19.3 years


As of December 31, 2001, the Company had designated $682,000 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.

Capital Resources and Liquidity

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

On July 11, 2001, the Company filed a registration statement to register with the SEC an additional 10,000,000 shares of Common Stock to be issued under its Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's Common Stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments.

On September 21, 2001, the Company filed a registration statement to register an additional $300,000 of securities with the SEC. The shelf registration statement permits the Company to issue a variety of debt and equity securities in the public markets. There can be no certainty, however, that the Company will be able to issue, on terms favorable to the Company, or at all, any of the securities so registered.

On December 2, 1999 the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into Common Stock at a price of $7.35 per share. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated for $28.50 per share. On December 21, 2001, the only Series A Preferred shareholder converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Company Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The remaining 10,000 shares of Series A Preferred Stock were converted into 34,427 shares of the Company's Common Stock in March 2002.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of Company Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expensed) were approximately $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

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

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39,400. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Common Stock available through an over-allotment granted to the underwriters and resulted in net proceeds to the Company of approximately $810.

For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $22,945. No shares were issued for the year ended December 31, 2000 under the Dividend Reinvestment Plan.

As of December 31, 2001 $141,591 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $142,887 was available under the Company's $200,000 term facility with Merrill Lynch.

The Company's operating activities (used) provided cash flows of $(375,715) and $115,734 during the years ended December 31, 2001 and 2000, respectively, primarily through net income and purchases of trading securities in excess of sales in 2001.

The Company's investing activities (used) provided cash flows totaling $(832,525) and $883,913, during the years ended December 31, 2001 and 2000, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities during 2001 and 2000.

The Company's financing activities provided (used) $1,213,482 and $(984,083) during the years ended December 31, 2001 and 2000, respectively, primarily from secondary and follow on offerings in 2001 and reductions of the level of short-term borrowings related to the Company's trading portfolio.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.0 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2001, the Company was in compliance with all such covenants.

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

Contingent Liability

At the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2001, the installment payment would be $11,000 payable over nine years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of FFO, (ii) the removal of the four year period to value the Management Agreement in the event of termination, and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") in the renewal process. Houlihan Lokey is a national investment banking and financial advisory firm. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. In order to coincide with the increased scale of the Company, effective July 1, 2001, the Manager reduced the base management fee from 0.35% of average invested assets rated above BB+. This revision resulted in $1,059 in savings to the Company during 2001.

The Company incurred $7,780, $6,483 and $4,565 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2001, 2000, and 1999, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $216, $120, and $333 for certain expenses incurred on behalf of the Company during 2001, 2000, and 1999, respectively.

The Company has also paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for 1999, 2000 and the six months ended June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten-year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effective July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%. This revision resulted in $630 in savings to the Company during 2001.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee would be based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $3,238 and $967 in incentive compensation for the years ended December 31, 2001 and 2000, respectively. The Company did not pay incentive compensation during 1999.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For the years ended December 31, 2001, 2000 and 1999, the administration fee was $144, $120 and $120, respectively.

During the year ended December 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, Commercial Mortgage Owner Trust VII, PNC Loan Trust VII, and PNC Loan Trust VIII for an aggregate investment of $7,021. These Midland Trusts were purchased from Midland Loan Services, Inc. and the PNC trusts were purchased from PNC Bank. Midland is a wholly owned indirect subsidiary of PNC Bank and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland and PNC Bank. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001 and 2000 there were no outstanding borrowings under this line of credit. The Company earned $163 and $33 from the Trusts and paid interest of approximately $138 and $20 to PNC Funding Corp. during years ended December 31, 2000 and 1999, respectively. These Midland Trusts were all sold prior to December 31, 2000. The gain on sale of these investments was not significant.

During 1999, the Company purchased certificates representing 1% interests in Midland Commercial Mortgage Owner Trust I, Midland Commercial Mortgage Owner Trust II, and Midland Commercial Mortgage Owner Trust III (the "Trusts") from Midland for an aggregate investment of $5,346. During 1999 the Company's interests in the Midland Commercial Mortgage Owner Trust I and II were sold for $3,876 resulting in a realized gain of $87. In connection with these transactions, the Company utilized a $4,500 committed line of credit from PNC Funding Corp. to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company paid interest of approximately $20 to PNC Funding Corp. during the year ended December 31, 1999.

In March 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001, there was $13,885 borrowed under this line of credit. The Company earned $1,468 from the Owner Trusts and paid interest of approximately $849 to PNC Funding Corp. as interest on borrowings under a related line of credit for year ended December 31, 2001. During 2001, the Company sold four Owner Trusts. The gain on the sale of those Owner Trusts was $35. The outstanding borrowings were repaid prior to the expiration on March 13, 2002; at which time the remaining trusts were sold at a gain of $90.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company. The Company does not pay BlackRock management or incentive fees through Carbon. On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans all of which are secured by office buildings. The Company's remaining commitment is $41,216. On December 31, 2001, the Company owned 32.5% of the outstanding shares in Carbon, and BlackRock, its affiliates, officers, directors and employees collectively own 5%. In March 2002, Carbon obtained additional commitments from unaffiliated institutional investors, while the Company's commitment remeained unchanged. Accordingly, the Company's ownership was reduced from 32.5% to 18.8%.

REIT Status

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

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rates and credit-spread scenarios. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease and the assumption that the yield curves of the rate shocks will be parallel to each other.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of December 31, 2001 and 2000. Actual results could differ significantly from these estimates.

        Projected Percentage Change In Portfolio Net Market Value
                Given U.S. Treasury Yield Curve Movements

         2001                                                    2000
 Projected Change in               Change in             Projected Change in
      Portfolio              Treasury Yield Curve,            Portfolio
   Net Market Value            +/- Basis Points            Net Market Value
------------------------------------------------------------------------------
         4.0%                        -200                        4.1%
         3.9%                        -100                        2.8%
                                   Base Case
        (7.8)%                       +100                       (4.3)%
       (19.5)%                       +200                      (10.1)%


          Projected Percentage Change In Portfolio Net Market Value
                        Given Credit Spread Movements

           2001                                                    2000
   Projected Change in               Change in              Projected Change in
        Portfolio                 Credit Spreads,                Portfolio
     Net Market Value            +/- Basis Points            Net Market Value
------------------------------------------------------------------------------
          19.1%                        -200                        25.5%
          11.5%                        -100                        12.3%
                                     Base Case
         (15.4)%                       +100                       (11.3)%
         (34.6)%                       +200                       (21.5)%





        Projected Percentage Change In Portfolio Net Interest Income
                           Given LIBOR Movements

       2001                                                                        2000
Projected Change in     Projected Change                                    Projected Change in     Projected Change
     Portfolio            in Net Income             Change in LIBOR,             Portfolio          in Net Income per
Net Interest Income         per Share               +/- Basis Points        Net Interest Income           Share
---------------------------------------------------------------------------------------------------------------------
      13.4%                    $0.32                      -200                     12.2%                  $0.23
       6.7%                    $0.16                      -100                      6.2%                  $0.11
       3.3%                    $0.08                      -50                       3.1%                  $0.06
                                                       Base Case
      (3.3)%                  ($0.08)                     +50                      (3.1)%                ($0.06)
      (6.7)%                  ($0.16)                     +100                     (6.2)%                ($0.11)
     (13.4)%                  ($0.32)                     +200                    (12.2)%                ($0.23)


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

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 10.1% to approximately 8.77%. This would reduce GAAP income going forward by approximately $0.16 per common share per annum and cause a significant write down in assets at the time the loss assumption is changed to recapture income previously accrued above the revised loss assumption.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of December 31, 2001, and 2000 the Company's duration on equity was approximately 5.9 and 4.2 years, respectively. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 5.9% and 4.2%, respectively. The difference in the value change when rates rise versus fall is attributable to the prepayment characteristics of the Company's RMBS portfolio. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                               ----
   Independent Auditors'Report...................................................................................49

   Financial Statements:

   Consolidated Statements of Financial Condition at December 31, 2001 and 2000..................................50

   Consolidated Statements of Operations
   For the Years Ended December 31, 2001, 2000 and 1999..........................................................51

   Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December 31, 2001, 2000 and 1999.........................................................52

   Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2001, 2000 and 1999..........................................................54

   Notes to Financial Statements.................................................................................56



All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

New York, New York
March 22, 2002





                          Anthracite Capital, Inc.
               Consolidated Statements of Financial Condition
                    (in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 2001                 December 31, 2000
                                                                          -----------------                 -----------------
ASSETS
Cash and cash equivalents                                                                 $  43,071                       $  37,829
Restricted cash equivalents                                                                  37,376                           9,484
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)              $360,159                      $288,686
     Investment grade securities                                           1,085,795                       389,436
                                                                           ---------                       -------
Total securities available for sale                                                       1,445,954                         678,122
Securities held for trading, at fair value                                                  564,081                          54,043
Mortgage loan pools available for sale, at fair value                                             -                          71,535
Commercial mortgage loans, net                                                              142,637                         153,187
Investments in real estate joint ventures                                                     8,317                          10,354
Equity investment in Carbon Capital, Inc.                                                     8,784                               -
Receivable for investments sold                                                             344,789                               -
Other assets                                                                                 18,267                          19,097
                                                                                       -------------                    ------------
     Total Assets                                                                       $ 2,613,276                     $ 1,033,651
                                                                                       =============                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS                                  $178,631                        $161,608
    Secured by pledge of other securities available for sale
      and cash equivalents                                                 1,039,469                         356,491
    Secured by mortgage loan pools                                                 -                          67,367
    Secured by pledge of securities held for trading                         559,145                          55,212
    Secured by pledge of investments in real estate joint ventures             1,337                           3,385
    Secured by pledge of commercial mortgage loans                            57,356                          75,279
                                                                        ------------                      ----------
Total borrowings                                                                        $ 1,835,938                       $ 719,342
Payable for investments purchased                                                           346,913                               -
Distributions payable                                                                        17,245                           9,741
Other liabilities                                                                            29,807                          31,910
                                                                                        -------------                   -----------
     Total Liabilities                                                                    2,229,903                         760,993
                                                                                        ------------                    -----------

10.5% Series A Preferred Stock, redeemable convertible,
   liquidation preference $258 in 2001 and $34,200 in 2000                                      258                          30,404
                                                                                        ------------                    -----------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
     45,286 shares issued and outstanding in 2001;
     25,136 shares issued and outstanding in 2000                                               45                              25
10% Series B Preferred Stock, liquidation preference $55,317
   in 2001, $56,525 in 2000                                                                 42,086                          43,004
Additional paid-in capital                                                                 492,531                         315,533
Distributions in excess of earnings                                                        (13,588)                         (13,437)
Accumulated other comprehensive loss                                                      (137,959)                        (102,871)
                                                                                       ------------                    ------------
      Total Stockholders' Equity                                                           383,115                         242,254
                                                                                       ------------                    ------------
      Total Liabilities and Stockholders' Equity                                       $ 2,613,276                     $ 1,033,651
                                                                                       ============                    ============
The accompanying notes are an integral part of these financial statements.








Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except per share data)
----------------------------------------------------------------------------

                                                         For the year ended       For the year ended   For the year ended
                                                         December 31, 2001        December 31, 2000    December 31, 1999
                                                         -----------------        -----------------    -----------------
Income:
Securities available for sale                                  $ 85,137                $ 75,116               $ 48,106
Commercial mortgage loans                                        15,499                  14,359                  5,549
Mortgage loan pools                                               1,575                   6,481                      -
Trading securities                                               24,681                      25                  3,186
Earnings from real estate joint ventures                          1,667                     348                      -
Earnings from equity investment                                      80                       -                      -
Cash and cash equivalents                                         2,581                   1,313                   670
                                                               --------                --------                --------
         Total income                                           131,220                 97,642                  57,511
                                                               --------                --------                --------


Expenses:
Interest                                                         44,425                  51,112                 21,768
Interest-trading securities                                      14,976                       -                  4,108
Management and incentive fee                                     11,018                   7,450                  4,565
Other expenses / income - net                                     1,717                   2,277                  2,839
                                                               --------                --------                --------
        Total expenses                                           72,136                  60,839                 33,280
                                                               --------                --------                --------

Other gains (losses):
Gain (loss) on sale of securities available for sale              7,401                   3,212                  (516)
Gain (loss) on securities held for trading                      (2,604)                   (647)                  2,992
Foreign currency loss                                               (5)                    (42)                   (34)
Loss on impairment of asset                                     (5,702)                      -                       -
                                                               --------                --------                --------
        Total other gain (loss)                                   (910)                   2,523                  2,442
                                                               --------                --------                --------

Income before cumulative transition adjustment                   58,174                  39,326                 26,673
Cumulative transition adjustment-SFAS 133                       (1,903)                       -                     -
                                                               --------                --------                --------

Net Income                                                       56,271                  39,326                 26,673
                                                               --------                --------                --------

Dividends and accretion on Preferred Stock                        8,964                   7,065                    284
                                                               --------                --------                --------


Net Income Available to Common Shareholders                     $47,307                 $32,261                $26,389
                                                               ========                ========                ========

Net income per common share, basic:
    Income before cumulative transition adjustment                $1.47                   $1.37                  $1.27
    Cumulative transition adjustment - SFAS 133                  (0.06)                       -                      -
                                                               --------                --------                --------
      Net income                                                  $1.41                   $1.37                  $1.27
                                                               ========                ========                ========

Net income per common share, diluted:
      Income before cumulative transition adjustment              $1.40                   $1.28                  $1.26
      Cumulative transition adjustment - SFAS 133                (0.05)                       -                      -
                                                               --------                --------                --------
      Net income                                                  $1.35                   $1.28                  $1.26
                                                               ========                ========                ========

Weighted average number of shares outstanding:
   Basic                                                         33,568                  23,587                 20,814
   Diluted                                                       37,616                  27,668                 21,150

The accompanying notes are an integral part of these financial statements.





Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001 and 2000 and 1999 (in thousands)

                                                      Series                              Accumulated
                                           Common       B      Additional  Distributions     Other                        Total
                                           Stock,   Preferred   Paid-In     In Excess    Comprehensive   Comprehensive Stockholders'
                                          Par Value   Stock     Capital    Of Earnings        Loss           Income      Equity
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1998                 $20     $       -   $280,994     $(20,148)       $(79,137)        $     -     $181,729
Net income                                                                      26,673                         $26,673       26,673
Change in net unrealized (loss) on
 securities available for sale, net
 of reclassification adjustment                                                                (22,002)        (22,002)     (22,002)
                                                                                                               -------
Other Comprehensive loss                                                                                       (22,002)

Comprehensive Income                                                                                            $4,671
Dividends declared-Common Stock                                                (24,348)                         =======     (24,348)
Dividends and accretion on
 preferred stock                                                                  (284)                                        (284)
Purchase of Common Stock                                             (234)                                                     (234)
Shares issued under Dividend
 Reinvestment and Stock
 Purchase Plan                                1                     6,726                                                     6,727
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1999                 21                   287,486      (18,107)       (101,139)                     168,261
Purchase of common shares                                             (39)                                                      (39)
Net income                                                                      39,326                         $39,326       39,326
Change in net unrealized (loss)
 on securities available for sale,
 net of reclassification adjustment                                                             (1,732)         (1,732)      (1,732)
                                                                                                               -------
Other Comprehensive loss                                                                                        (1,732)

Comprehensive Income                                                                                           $37,594
                                                                                                               =======
Dividends declared-Common Stock                                                (27,591)                                     (27,591)
Dividends and accretion on
 preferred stock                                                                (7,065)                                      (7,065)
Issuance of Common Stock                      4                    28,086                                                    28,090
Issuance of Series B preferred stock                   $43,004                                                              $43,004
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 2000                $25        $43,004   $315,533     ($13,437)      ($102,871)                    $242,254

Net income                                                                      56,271                          56,271       56,271
Cumulative transition adjustment
 - SFAS 133                                                                                      1,903           1,903        1,903
Unrealized loss on cash flow hedges                                                            (11,941)        (11,941)     (11,941)
Reclassification adjustments from cash
 flow hedges included in net income                                                                994             994          994
Change in net unrealized (loss) on
 securities available for sale, net
 of reclassification adjustment                                                                (26,044)        (26,044)     (26,044)
                                                                                                               --------
Other Comprehensive loss                                                                                       (35,088)

Comprehensive Income                                                                                            21,183
                                                                                                               ========
Dividends declared-Common Stock                                                (47,458)                                     (47,458)
Dividends and accretion on preferred                                            (8,964)                                      (8,964)
 stock
Issuance of Common Stock                     15                   145,438                                                   145,453
Conversion of Series B preferred
 stock to Common Stock                        1           (918)       917                                                         -
Conversion of Series A preferred
 stock to Common Stock                        4                    30,492                                                    30,496
Compensation cost - stock options                                     151                                                       151
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 2001                $45        $42,086   $492,531     ($13,588)      ($137,959)                    $383,115
                                          =========================================================================================




Disclosure of reclassification adjustment:

Years ended December 31,                                     2001            2000          1999
                                                             ----            ----          ----
Unrealized holding loss                                  $ (33,445)        $(4,944)     $(21,486)
Less: reclassification for realized
   gains previously recorded as unrealized                   7,401           3,212         (516)
                                                    ----------------------------------------------
                                                           (26,044)         (1,732)      (22,002)


Cumulative transition adjustment - SFAS 133                  1,903               -             -
Unrealized loss on cash flow hedges                        (11,941)              -             -
Reclassification adjustments from cash
   flow hedges included in net income                          994               -             -
                                                    ----------------------------------------------

Net unrealized loss on securities                         $(35,088)        $(1,732)     $(22,002)
                                                    ==============================================

The accompanying notes are an integral part of these financial statements.




Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)
----------------------------------------------------------------------------

Years Ended December 31                                                            2001        2000         1999
                                                                                   ----        ----         ----
Cash flows from operating activities:
       Net income                                                               $ 56,271     $ 39,326    $ 26,673

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
        Net (purchase) sale of trading securities                               (454,960)      52,751     168,367
        Amortization of negative goodwill                                         (1,942)      (1,062)          -
        Cumulative transition adjustment - SFAS 133                                1,903            -           -
        Premium amortization (discount accretion), net                             6,376        5,420        (274)
        Compensation cost - stock options                                            151            -           -
        Loss on impairment of asset                                                5,702            -           -
        Noncash portion of net foreign currency loss                                   5           42          34
        Net (loss) gain on sale of securities                                     (4,797)      (1,732)        516
        Distributions from joint ventures in excess of earnings                      116          (84)          -
        Decrease (increase) in other assets                                       12,803        8,316      (2,627)
        Increase (decrease) in other liabilities                                   2,657       12,757      (3,954)
                                                                              --------------------------------------
Net cash (used in) provided by operating activities                             (375,715)     115,734     188,735
                                                                              --------------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale                                (2,383,483)    (991,191)   (265,174)
     Principal payments received on securities available for sale                123,578      102,950      78,719
     Funding of commercial mortgage loans                                        (56,070)    (101,100)    (35,000)
     Repayments received from commercial mortgage loans                           66,620       17,524         970
     (Increase) decrease in restricted cash equivalents                          (27,892)      (9,484)      3,242
     Investment in real estate joint ventures, net                                 1,921      (10,270)          -
     Investment in Carbon Capital, Inc.                                           (8,784)           -           -
     Principal payment received on mortgage loan pools                            10,981       20,274           -
     Proceeds from sale of securities available for sale
        and mortgage loan pools                                                1,452,577    1,822,107      47,843
     Net cash acquired in merger                                                       -       33,379           -
     Acquisition costs                                                                 -        4,129           -
     Net payments under hedging securities                                       (11,973)      (4,405)      3,947
                                                                              --------------------------------------
Net cash (used in) provided by investing activities                             (832,525)     883,913    (165,453)
                                                                              --------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings                                     1,116,596     (962,396)    (14,531)
     Proceeds from issuance of Common Stock, net of offering costs               145,803            -       6,727
     Proceeds from issuance of redeemable convertible preferred stock                  -            -      30,000
     Distributions on Common Stock                                               (40,038)     (26,130)    (24,066)
     Distributions on preferred stock                                             (8,879)       4,482           -
     Purchase of common shares                                                         -          (39)       (234)
                                                                              --------------------------------------
Net cash provided by (used in) financing activities                            1,213,482     (984,083)     (2,104)
                                                                              --------------------------------------
Net increase in cash and cash equivalents                                          5,242       15,564      21,178
Cash and cash equivalents, beginning of period                                    37,829       22,265       1,087
                                                                              --------------------------------------
Cash and cash equivalents, end of period                                       $  43,071     $ 37,829    $ 22,265
                                                                              ======================================
Supplemental disclosure of cash flow information:
     Interest paid                                                             $  54,852     $ 47,504    $ 24,309
                                                                              ======================================
Investments purchased not settled                                              $ 346,913     $      -    $      -
                                                                              ======================================
Investments sold not settled                                                   $ 344,789     $      -    $      -
                                                                              ======================================

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




 Anthracite Capital, Inc.
 Notes to Consolidated Financial Statements
 (In thousands, except share and per share data)
----------------------------------------------------------------------------

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

A summary of the Company's significant accounting policies follows:

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Mortgage Loans

The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing commercial mortgage loans are deferred and the net amount is included in the basis of the loans on the statement of financial condition. The fees are amortized over the life of the loans using the effective interest method. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principle) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company acquired certain residential mortgage loan pools in the CORE Cap merger (Note 13). Residential loan pools are treated as available-for-sale debt securities and are carried at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses that reflect a decline in value, which is judged by management to be other than temporary, if any, are charged to earnings.

Equity Investments and Real Estate Joint Ventures

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

Forward Commitments - Trading

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

Derivative Instruments

As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its statement of financial condition.

Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging borrowings under reverse repurchase agreements are recognized as a net adjustment to the interest expense of the hedged item. During the term of the interest rate swap agreement, changes in fair value are recognized on the statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of accumulated other comprehensive income
(loss) in stockholders' equity. The Company accounts for revenues and expenses from the interest rate swap agreements under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to interest income. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the shorter of the remaining term of the swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

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

Negative Goodwill

Negative goodwill reflects the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger (See Note 13) over the purchase price for such assets. Negative goodwill was being amortized using the straight-line method from the date of acquisition over approximately 5.7 years, the weighted average lives of the assets acquired in the merger that the Company intended to retain. In March 2001, the Company sold approximately $60,211 of the assets acquired in the CORE Cap merger. Effective in April 2001 the Company began amortizing the remaining balance of negative goodwill over 4.5 years, which represents the weighted average life of the remaining assets. This amortization is included in other expenses/income - net. Negative goodwill, net, was $6,327 at December 31, 2001, and is included in other liabilities. Pursuant to SFAS 142 (See Recent Accounting Pronouncements), the Company will recognize the unamortized negative goodwill balance in income during the first quarter of 2002.

Income Taxes

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 2001, the Company had a capital loss carryover of $4,348 available to offset future capital gains.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. For the Company, this will result in the unamortized balance of negative goodwill being recognized in income during the first quarter of 2002 as the cumulative effect of implementing the new accounting standard. The gain recognized upon implementation will be $6,327.

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

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impariment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impariment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impariment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of these two standards.

Reclassifications

Certain amounts from 2000 and 1999 have been reclassified to conform to the 2001 presentation.


Note 2 SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of December 31, 2001 are summarized as follows:

                                                                                                     Gross          Estimated
                                                                  Amortized          Gross         Unrealized         Fair
                      Security Description                          Cost        Unrealized Gain       Loss            Value
   ------------------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   CMBS IO's                                                     $      77,470         $  2,322      $    (588)          $79,204
   Investment grade CMBS                                                20,318                -         (5,728)           14,590
   Non-investment grade rated subordinated securities                  416,171            3,461        (91,100)          328,532
   Non-rated subordinated securities                                    40,944            1,173        (10,490)           31,627
                                                               ------------------------------------------------------------------
        Total CMBS                                                     554,903            6,956       (107,906)          453,953
                                                               ------------------------------------------------------------------

   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                    74,185              850               -           75,035
   Agency fixed rate securities                                        810,691            3,740         (9,672)          804,759
   Residential CMO's                                                    33,319              203               -           33,522
   Home Equity Loans                                                    26,302              997               -           27,299
   Hybrid Arms                                                          51,322               64               -           51,386
                                                                ------------------------------------------------------------------
        Total RMBS                                                     995,819            5,854         (9,672)          992,001
                                                                ------------------------------------------------------------------
        Total securities available for sale                        $ 1,550,722         $ 12,810      $(117,578)       $1,445,954
                                                                ==================================================================

   As of December 31, 2001, an aggregate of $1,336,622 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

   The amortized cost and estimated fair value of securities available for sale as of December 31, 2000 are summarized as follows:

                                                                                                     Gross          Estimated
                                                                  Amortized          Gross         Unrealized         Fair
                      Security Description                          Cost        Unrealized Gain       Loss            Value
   ------------------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   CMBS IO's                                                          $ 66,711          $ 2,133          $    -          $68,844
   Investment grade CMBS                                                52,071            2,834               -           54,905
   Non-investment grade rated subordinated securities                  341,445              754        (80,710)          261,489
   Non-rated subordinated securities                                    35,140              436         (8,379)           27,197
                                                               ------------------------------------------------------------------
        Total CMBS                                                     495,367            6,157        (89,089)          412,435
                                                               ------------------------------------------------------------------

   Single-family residential mortgage-backed securities ("RMBS"):
   Agency adjustable rate securities                                   159,673            1,269            (14)          160,928
   Agency fixed rate securities                                        104,665              408           (314)          104,759
        Total RMBS                                                     264,338            1,677           (328)          265,687
                                                               ------------------------------------------------------------------
        Total securities available for sale                           $759,705          $ 7,834      $ (89,417)         $678,122
                                                               ==================================================================

   As of December 31, 2000, an aggregate of $620,067 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.



   As of December 31, 2001 and 2000 there were 1,911 and 1,765 loans underlying the subordinated CMBS held by the Company, with a principal balance of $9,909,800 and $9,137,150, respectively.

   As of December 31, 2001, and 2000, the aggregate estimated fair value by underlying credit rating of the Company's securities available for sale are as follows:

                                              December 31, 2001                  December 31, 2000
                                               Estimated                         Estimated
              Security Rating                 Fair Value        Percentage       Fair Value       Percentage
   -------------------------------------------------------------------------------------------------------------
   Agency and agency insured securities            $875,039        60.5%              $203,073        30.0%
   AAA                                              160,249        11.1                 68,844        10.2
   AA                                                35,917         2.5                 62,613         9.2
   A                                                      -         -                    7,743         1.1
   BBB                                               14,590         1.0                 47,163         7.0
   BB+                                               74,610         5.2                 25,870         3.8
   BB                                                34,246         2.4                 26,876         4.0
   BB-                                               56,935         4.0                 48,581         7.1
   B+                                                19,274         1.3                 15,487         2.3
   B                                                 93,946         6.5                 87,763        12.9
   B-                                                37,954         2.6                 38,351         5.7
   CCC                                               17,637         1.2                 18,561         2.7
   Not rated                                         25,557         1.7                 27,197         4.0
                                            ----------------- ---------------- ----------------- ---------------
   Total securities available for sale           $1,445,954       100.0%              $678,122       100.0%
                                            ================= ================ ================= ===============

   As of December 31, 2001 and 2000, the mortgage loans underlying the CMBS held by the Company were secured by properties of the types and at the locations identified below:

                                Percentage (1)                                         Percentage (1)
   -----------------------------------------------------------------------------------------------------------
      Property Type          2001            2000           Geographic               2001           2000
                                                            Location
   -----------------------------------------------------------------------------------------------------------
   Multifamily                 34.6%           34.8%        California              12.8%           13.4%
   Retail                      27.9            26.6         Texas                   10.7            10.3
   Office                      18.8            18.9         New York                 9.1             9.6
   Lodging                      8.6             9.4         Florida                  7.0             7.0
   Other                       10.1            10.3         Illinois                 4.5             5.1
                        -----------------------------
   Total                      100.0%          100.0%        Other (2)               55.9            54.6
                        =============================                           ------------------------------
                                                            Total                  100.0%          100.0%
                                                                                ==============================

(1)    Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)    No other individual state comprises more than 5% of the total.



The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of December 31:


--------------------------------------------------------------------------------------------------------------------------------
                                                              2001                                         2000
--------------------------------------------------------------------------------------------------------------------------------
                                                       Number of        % of                         Number of        % of
                                           Principal   Loans         Collateral      Principal         Loans       Collateral
--------------------------------------------------------------------------------------------------------------------------------
Past due 30 days to 60 days                  $15,401            5         0.15%         $6,319              3          0.07%
--------------------------------------------------------------------------------------------------------------------------------
Past due 60 days to 90 days                    9,865            4         0.10           7,963              2          0.09
--------------------------------------------------------------------------------------------------------------------------------
Past due 90 days or more                     112,017           18         1.13          28,526              5          0.31
--------------------------------------------------------------------------------------------------------------------------------
Resolved loans                                     -            -           -                -              -             -
--------------------------------------------------------------------------------------------------------------------------------
Real Estate owned                              8,805            1         0.09          10,145              2          0.11
--------------------------------------------------------------------------------------------------------------------------------
Total Delinquent                            $146,088           28         1.47%        $52,953             12          0.58%
--------------------------------------------------------------------------------------------------------------------------------
Total Principal Balance                   $9,909,800         1,911                  $9,137,150          1,756
--------------------------------------------------------------------------------------------------------------------------------

Of the 28 delinquent loans as of December 31, 2001, two were delinquent due to technical reasons, one was REO and being marketed for sale, five were in foreclosure, and the remaining 20 loans were in some form of workout negotiations. One of the loans in foreclosure is the subject of litigation with the loan seller. The matter involves a significant breach of representations and warranties made when the loan was contributed to the securitization transaction. The Company caused the loan trust to file a claim against the seller for representing that a loan secured by a limited service hotel in Phoenix, AZ was a flagged hotel when, in fact, it was not. The Company believes strongly in the merits of the breach claim and has caused the special servicer to institute legal action against the loan seller.

The subordinate CMBS owned by the Company has a delinquency experience of 1.47%, which is slightly better than the 1.51% for directly comparable collateral pursuant to the Lehman Brothers CMBS 1998 vintage collateral delinquency index.

During 2001 the Company also experienced early payoffs of $53,722, which represents 0.54% of the year-end pool balance. These loans were paid-off at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

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

As of December 31, 2001 and 2000, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's subordinated CMBS was 10.1% and 9.78% per annum, respectively, and of the Company's other securities available for sale was 6.04% and 7.46% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan.

The Company's mortgage loan pools as of December 31, 2000, consist of 191 loans secured by first mortgages on single-family homes. The amortized cost of these pools is $70,698, the balance owed is $70,787, the weighted average maturity is 27.68 years, the weighted average coupon is 7.36%, the minimum interest payable is 5.125%, and the maximum interest payable is 9.375%. The top five largest geographical concentrations are Michigan, California, Colorado, Florida and Illinois, representing 60% of the balance owed for the mortgage loan pools. In April 2001, the Company sold all of the mortgage loan pools at a slight gain to the Company. The estimated fair value of the mortgage loan pools at December 31, 2000 was $71,535, resulting in an unrealized gain of $837.

As of December 31, 2001, the unamortized net discount on all securities available for sale was $1,786,400, which represented 53.53% of the then remaining face amount of such securities. During 2001, the Company sold securities available for sale and mortage loan pools for total proceeds of $1,452,577, resulting in a realized gain of $7,401. During 2000, the Company sold securities available for sale for total proceeds of $1,568,805 resulting in a realized gain of $3,212.

As part of the acquisition of CORE Cap, Inc. in May 2000 (see Note 13) the Company acquired securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC 1998-BA trust"). The trust is collateralized by loans on 365 properties to 75 borrowers. The properties are largely franchise restaurants and gas station convenience stores. Collateral performance has been poor. In March of 2001 the class B securities were downgraded to BBB and the class C securities were downgraded to BB. In July 2001 the class B was downgraded to BBB- and class C was downgraded to B. The Company concluded that due to poor collateral performance, future cash flows on the class C bond were not likely to be received as originally provided and, accordingly, the bond was deemed to be impaired. During the second quarter of 2001, the Company took a charge to income of $5,702 on the class C bond, to write this bond down to its estimated fair value. At December 31, 2001, the Company owned $16,366 of class B principal and $10,829 of class C principal. In February 2002, the class C bond was sold for a loss of $3,610.

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

The Company's securities held for trading are carried at estimated fair value. At December 31, 2001, the Company's securities held for trading consisted of FNMA and Federal Home Loan Corp. mortgage pools with an estimated fair value of $578,008 and short positions of 80 thirty-year U.S. Treasury Bond future contracts and 500 ten-year U.S. Treasury Note future contracts expiring in March 2002, which represented $50,000 and $8,000 in face amount of U.S. Treasury Bonds and Notes respectively. The estimated fair value of these contracts was approximately $(61,235) at December 31, 2001. Also, the Company had outstanding a short position of 140 Eurodollar futures of which 35 expire in each of June, September, and December 2003, and 35 in March 2004, and an outstanding a short call swaption with a notional amount of $400,000, which expires in December 2004. The estimated fair value of these Eurodollar futures contracts was approximately $(32,987) and the estimated fair value of the swaption contract was approximately $(10,500) as of December 31, 2001. In February 2002, the Company closed the swaption position. At December 31, 2000, the Company's securities held for trading consisted of U.S. Treasury securities with an estimated fair value of $54,179 and a long position of 13 ten-year U.S. Treasury Note future contracts expiring March 30, 2001, which represented $1,300 in face amount of U.S. Treasury notes. The estimated value at December 31, 2000 of the future contracts was $(136).

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 4        COMMERCIAL MORTGAGE LOANS


The following table summarizes the Company's loan investments at December 31, 2001 and 2000:

    Date of            Scheduled                                                  Amount Outstanding      Interest Rate
    Initial         Maturity/Date of                                  Property
   Investment       Repayment or Sale         Location                  Type          2001          2000       2001      2000
-------------------------------------------------------------------------------------------------------------------------------
     3/28/00             6/20/01        New York, NY                 Office            $    -       $30,600       -%      12.5%
     2/12/99             3/27/01        Santa Monica, CA             Office                 -        35,000       -       13.3%
     8/15/00             5/1/03         San Francisco, CA(2)         Hotel             17,892        18,000     8.4        13.2
     8/26/98             6/30/03        London, England (1)          Hotel             31,199        32,087     8.1         9.9
    12/20/00            12/19/02        Los Angeles, CA              Office            22,500        22,500    12.7        16.9
    12/17/01             4/9/04         Tyson's Corner, VA(2)        Office            22,000          -        8.9           -
     9/22/00             9/21/02        Chicago, IL(3)               Multifamily       15,000        15,000    20.0        20.0
     11/7/01            11/11/07        San Francisco, CA (4)        Office            10,987         -         7.2          -
     11/7/01            11/11/07        San Francisco, CA(4)         Office             9,889          -        6.7          -
     6/25/01             1/11/06        New York, NY (5)             Office            13,170         -         5.8          -
                                                                                     -----------------------
                                                                                     $142,637      $153,187
                                                                                     =======================


(1) The exchange rate for the British pound at December 31, 2001 was (pound)0.687852 to US $1.00; at December 31, 2000 the exchange rate was (pound)0.668762 to US $1.00. The entire principal balance of the Company's investment in the London Loan is pledged to secure line of credit borrowings.

(2) The entire principal balance of the Company's investment is pledged to secure line of credit borrowings.

(3) Payments are interest only based at 12%. Additional interest of 8% is due upon pay-off.

(4) Two subordinate interests in a $125,000 note secured by one 11-story office building.

(5) The entire principal balance of the Company's investment is pledged to secure reverse repurchase agreements.


 Reconciliation of commercial mortgage loans:          2001          2000
                                                  ----------------------------
 Balance at beginning of period                     $153,187       $69,611
 Discount accretion                                        -             -
 Advances made during the period                      56,070       101,100
 Proceeds from repayment of mortgage loans           (66,620)      (17,524)
                                                  -----------------------------
 Balance at end of period                           $142,637      $153,187
                                                  =============================


Note 5       EQUITY INVESTMENT AND REAL ESTATE JOINT VENTURES

On July 20, 2000 the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a 99 thousand square foot office building and a 120 thousand square foot office building, both of which are located in suburban Philadelphia. The Company's ownership interest is 64.81% in each partnership. The Company receives a preferred return of 12% compounded, on its unreturned capital, payable monthly and a share of the proceeds from a sale or refinancing. In July 2001, the Company received a return of capital distribution from the partnerships in the amount of $1,921.

On December 14, 2000, the Company made an investment aggregating approximately $5,149 in a limited liability company, a 36.4% interest, for the purpose of acquiring a 500 thousand square foot office and retail complex in Tallahassee, Florida. The Company receives a preferred return of 13.25% and a return of capital of $3, payable monthly.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company (Note 9). On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans all of which are secured by office buildings. The Company's remaining commitment is $41,216. On December 31, 2001, the Company owned 32.5% of the outstanding shares in Carbon. In March 2002, Carbon obtained additional commitments from unaffiliated institutional investors while the Company's commitment remained unchanged. Accordingly, the Company's ownership was reduced from 32.5% to 18.8%.

Combined summarized financial information of the unconsolidated equity investment and real estate joint ventures is as follows:

                                                                              December 31,
                                                                -----------------------------------------
                                                                      2001                   2000
                                                                ------------------    -------------------
Balance Sheets:
     Real estate, net                                                     $58,078                $58,534
     Commercial mortgage loans, net                                        26,469                      -
     Other assets                                                           8,687                  5,643
                                                                ------------------    -------------------

          Total Assets                                                    $93,234                $64,177
                                                                ==================    ===================

     Mortgage debt                                                        $45,603                $42,930
     Other liabilities                                                      2,201                    502
     Partners' and shareholders' equity                                    45,430                 20,745
                                                                ------------------    -------------------

          Total liabilities and shareholders' equity                      $93,234                $64,177
                                                                ==================    ===================

Anthracite Capital, Inc.'s share of equity                                $16,865                $10,058
                                                                ==================    ===================

Carrying value of unconsolidated equity investments
     and real estate joint ventures                                       $17,101                $10,354
                                                                ==================    ===================



                                                                      For the years ended December 31,
                                                                 -----------------------------------------
                                                                    2001           2000           1999
                                                                 ------------    ----------    -----------
Statements of Operations:
     Revenues                                                        $11,119        $1,723          $   -
                                                                 ------------    ----------    -----------

     Expenses
          Interest expense                                             3,796           901              -
          Depreciation and amortization                                1,840           317              -
          Operating expenses                                           3,560           559              -
                                                                 ------------    ----------    -----------

               Total expenses                                          9,196         1,777              -
                                                                 ------------    ----------    -----------

     Net Income                                                       $1,923         $(54)          $   -
                                                                 ============    ==========    ===========

Anthracite Capital, Inc.'s share of net income                        $1,747          $348          $   -
                                                                 ============    ==========    ===========


The following table summarizes the loan investments held by Carbon Capital, Inc. at December 31, 2001 and 2000:

                        Scheduled                                                        Amount
 Date of Initial    Maturity/Date of                                    Property      Outstanding         Interest Rate
   Investment       Repayment or Sale          Location                   Type       2001       2000     2001       2000
----------------- --------------------- ------------------------------ ------------ --------------------- ----------------
    11/19/01             9/11/04        New York, NY(1)                Office       $10,000    $   -       8.45%      -
    11/20/01            12/11/07        San Francisco, CA(2)           Office        12,144        -      10.00       -
    12/17/01             4/9/04         Tyson's Corner, VA(3)          Office        10,000        -       9.70       -
                                                                                    ------------------
                                                                                    $32,144    $   -
                                                                                    ==================


(1) The loan was issued at a discount, which will amortize to its par value on a straight-line basis. The carrying value of the loan at December 31, 2001 was $9,760 and the yield was 9.6%.

(2) The loan matures in December 2030, but due to the hyper amortization structure, is expected to be repaid by December 2007, as the interest rate increases by 2% and the borrower is required to use all cash flow after interest expense to reduce the loan balance. The loan was issued at a discount, which will amortize to its par value at a yield to maturity of 16.6%. The carrying value of the loan at December 31, 2001 was $9,343. Anthracite Capital, Inc. owns two subordinate interests, which are senior to the interest owned in its unconsolidated equity investment.

(3) The loan was issued at a discount, which will amortize to its par value on a straight-line basis. The carrying value of the loan at December 31, 2001 was $7,366, and the yield was 19.6%. Anthracite Capital, Inc. owns a subordinate interest, secured by the same collateral, which is to the interest owned in its unconsolidated equity investment.


Reconciliation of commercial mortgage loans:        Par            Book Value
                                              ---------------    --------------

Investments in commercial mortgage loans             $32,152           $26,390
Proceeds from principal repayments                       (8)               (8)
Accretion of loan discount                                 -                87
                                              ---------------    --------------
Total                                                $32,144          $ 26,469
                                              ===============    ==============



Note 6        FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments requires the disclosure of the estimated fair value of financial instruments. The following table presents the carrying value and estimated fair value of financial instruments as of December 31, 2001 and 2000:

                                                        2001                                          2000
                                     ----------------------------------------------------------------------------------------
                                     Notional       Carrying        Estimated       Notional       Carrying       Estimated
                                      Amount          Value         Fair Value       Amount          Value       Fair Value
                                     ----------------------------------------------------------------------------------------

Securities available for sale            $   -     $ 1,445,954      $ 1,445,954        $    -       $ 678,122      $ 678,122
Securities held for trading                  -         564,081          564,081             -          54,043         54,043
Mortgage loan pools                          -               -                -             -          71,535         71,535
Commercial mortgage loans                    -         142,637          146,635             -         153,187        152,225
Secured borrowings                           -     (1,835,938)      (1,835,938)             -       (719,342)      (719,342)
Currency forward contracts              12,350           (489)            (489)        12,137             749            749
Interest rate swap agreements          792,000         (9,380)          (9,380)       226,000        (12,505)       (12,505)
Futures                                930,000        (94,221)         (94,221)             -               -              -


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

As part of the CORE Cap merger (see Note 13), the Company issued 4,180,552 shares of its Common Stock to CORE Cap shareholders on May 15, 2000.

On July 11, 2001, the Company filed a registration statement to register with the SEC an additional 10,000,000 shares of Common Stock to be issued under its Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional shares of the Company's Common Stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments.

On September 21, 2001, the Company filed a registration statement to register an additional $300,000 of securities with the SEC. The shelf registration statement permits the Company to issue a variety of debt and equity securities in the public markets. There can be no certainty, however, that the Company will be able to issue, on terms favorable to the Company, or at all, any of the securities so registered.

On February 14, 2001 the Company completed a secondary offering of 4,000,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

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

On November 7, 2001 the Company completed a follow-on offering of 4,400,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting estimated expenses) were approximately $39,400. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company Common Stock available through an over-allotment granted to the underwriters and resulted in net proceeds to the Company of approximately $810.

For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $22,945. No shares were issued for the year ended December 31, 2000 under the Dividend Reinvestment Plan.

During the year ended December 31, 2001, the Company declared dividends to shareholders totaling $47,458 or $1.29 per share, of which $31,607 was paid during the year and $15,850 was paid on January 31, 2002. On March 14, 2002, the Company declared distributions to its shareholders of $.35 per share, payable on April 30, 2002 to stockholders of record on April 4, 2002. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

   During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $27,591 or $1.17 per share, of which $20,005 was paid during the year and $7,541 was paid on January 31, 2001. On March 14, 2001, the Company declared distributions to its shareholders of $.30 per share, payable on April 30, 2001 to stockholders of record on March 30, 2001. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

During the year ended December 31, 1999, the Company declared dividends to shareholders totaling $24,348 or $1.16 per share, of which $18,270 was paid during the year and $6,078 was paid on January 17, 2000. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company stockholders.


Note 8   PREFERRED STOCK

On December 2, 1999 the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), $0.001 par value per share, for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into the Company's Common Stock at a price of $7.35. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into common shares or liquidated ("Liquidation Preference") for $28.50 per share. On December 21, 2001, the only Series A Preferred shareholder converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Company Common Stock at a price of $7.26 per share pursuant to its terms, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The remaining 10,000 shares of Series A Preferred Stock were converted into 34,427 shares of the Company's Common Stock in March 2002.

The Series A Preferred Stock was privately sold by the Company, and there was no underwriting discount paid. At the closing of the CORE Cap merger (see Note 13), the Liquidation Preference of the Series A Preferred Stock was increased from $27.75 to $28.50 per share.

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of 10% Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), $0.001 par value per share to CORE Cap shareholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation as of December 31, 2001 of $55,317, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 3,237,065 shares of the Company's Common Stock. In 2001, 48,300 shares of 10% Series B Preferred Stock with a liquidation preference of $1,207 were converted at the shareholder's option into 70,660 shares of the Company's Common Stock.

As of December 31, 2001, the Company has authorized and un-issued preferred stock of 96,539,000 shares.

Note 9   TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the "Manager", a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of FFO, (ii) the removal of the four year period to value the Management Agreement in the event of termination, and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") in the renewal process. Houlihan Lokey is a national investment banking and financial advisory firm. The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. In order to coincide with the increased scale of the Company, effective July 1, 2001, the Manager reduced the base management fee from 0.35% of average invested assets rated above BB+. This revision resulted in $1,059 in savings to the Company during 2001.

The Company incurred $7,780, $6,483 and $4,565 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2001, 2000, and 1999, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $216, $120, and $333 for certain expenses incurred on behalf of the Company during 2001, 2000, and 1999, respectively.

The Company has also paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for 1999, 2000, and the six months ended June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effect July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%. This revision resulted in $630 in savings to the Company during 2001.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee will be based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. The Company incurred $3,238 and $967 in incentive compensation for the years ended December 31, 2001 and 2000, respectively. The Company did not pay incentive compensation during 1999.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. The terms of the administrative agreement are substantially similar to the terms of the previous third-party agreement. For the years ended December 31, 2001, 2000 and 1999, the administration fee was $144, $120 and $120, respectively.

During the year ended December 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, Commercial Mortgage Owner Trust VII, PNC Loan Trust VII, and PNC Loan Trust VIII for an aggregate investment of $7,021. These Midland Trusts were purchased from Midland Loan Services, Inc. and the PNC trusts were purchased from PNC Bank. Midland is a wholly owned indirect subsidiary of PNC Bank and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland and PNC Bank. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001 and 2000 there were no outstanding borrowings under this line of credit. The Company earned $163 and $33 from the Trusts and paid interest of approximately $138 and $20 to PNC Funding Corp. during years ended December 31, 2000 and 1999, respectively. These Midland Trusts were all sold prior to December 31, 2000. The gain on sale of these investments was not significant.

During 1999, the Company purchased certificates representing 1% interests in Midland Commercial Mortgage Owner Trust I, Midland Commercial Mortgage Owner Trust II, and Midland Commercial Mortgage Owner Trust III (the "Trusts") from Midland for an aggregate investment of $5,346. During 1999 the Company's interests in the Midland Commercial Mortgage Owner Trust I and II were sold for $3,876 resulting in a realized gain of $87. In connection with these transactions, the Company utilized a $4,500 committed line of credit from PNC Funding Corp. to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. The Company paid interest of approximately $20 to PNC Funding Corp. during the year ended December 31, 1999.

In March 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001, there was $13,885 borrowed under this line of credit. The Company earned $1,468 from the Owner Trusts and paid interest of approximately $849 to PNC Funding Corp. as interest on borrowings under a related line of credit for year ended December 31, 2001. During 2001, the Company sold four Owner Trusts. The gain on the sale of those Owner Trusts was $35. The outstanding borrowings were repaid prior to the expiration on March 13, 2002; at which time the remaining trusts were sold at a gain of $90.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company. The Company does not pay BlackRock management or incentive fees through Carbon and has received a reduced fee for this investment on its own management contract with BlackRock. On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans all of which are secured by office buildings. The Company's remaining commitment is $41,216. On December 31, 2001, the Company owned 32.5% of the outstanding shares in Carbon, and BlackRock Financial Management, Inc., its affiliates, officers, directors and employees collectively own 5%. In March 2002, Carbon obtained additional commitments from unaffiliated institutional investors while the Company's commitment remained unchanged. Accordingly, the Company's ownership was reduced from 32.5% to 18.8%.

At the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2001, the installment payment would be $11,000 payable over nine years. The Company does not accrue for this contingent liability.

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

                                                             2001             2000             1999
                                                      ------------------------------------------------
   Net income (loss) - as  reported                         $56,271            $39,326        $26,673
   Net income (loss) - pro forma                             56,218             39,158         26,348
   Basic income (loss) per share - as reported                 1.41               1.37           1.27
   Basic income (loss) per share - pro forma                   1.41               1.36           1.25
   Diluted income (loss) per share - as reported               1.35               1.28           1.26
   Diluted income (loss) per share - pro forma                 1.35               1.28           1.25

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2000, and 1999. There were no options granted in 2001.

                                                  December 31
                                     -----------------------------------

                                       2000                       1999
                                     ---------                  --------

   Estimated volatility              25%                        25%
   Expected life                     7 years                    8 years
   Risk-free interest rate           6.0%                       5.82%
   Expected dividend yield           11.35%                     15.91%


On May 15, 2000 pursuant to the acquisition of CORE Cap, the Company granted stock options on the Company's stock to the directors of CORE Cap similar in term and vesting to the stock options the directors held immediately prior to the date of acquisition. The strike price was adjusted for the effect of the acquisition. The options granted are as follows:

 Number of Options           Exercise             %
     Granted                 Price            Vested
------------------------------------------------------------
76,998                        $15.58           100%
15,400                        15.84            100%
15,400                         9.11            100%
15,400                         7.82            100%



The fair value of the CORE Cap option grants at the grant date was estimated by the Company using the Black-Scholes option-pricing model; the resulting valuation was negligible.


The following table summarizes information about options outstanding under the Plan:


                                                     2001                          2000                     1999
                                            ------------------------     ------------------------   ------------------------
                                                          Weighted-                     Weighted-                Weighted-
                                                          Exercise                      Exercise                 Exercise
                                            Shares        Price          Shares         Price       Shares       Price
                                            ------------------------     ------------------------   ------------------------

     Outstanding at January 1               1,766,341      $13.87        1,718,143      $14.03      1,488,143        $15.00
     Granted                                        0                      193,198       11.73        270,000          8.44
     Exercised                                      0                            0           0
     Cancelled                                      0                     (145,000)      12.91        (40,000)        12.54
                                           ----------                    ----------                 ----------

     Outstanding at December 31             1,766,341      $13.87        1,766,341      $13.87      1,718,143        $14.03
                                           ==========                    =========                  ==========

     Options exercisable at December 31     1,400,554      $13.70          919,770      $14.02        365,786        $15.00
                                           ==========                    =========                  ==========

     Weighted-average fair value of
         options granted during the
         year ended December 31
            (per option)                       $0.12                        $0.12                        $0.06
                                              =======                      =======                      ======


   The following table summarizes information about options outstanding under the Plan at December 31, 2001:


      Exercise               Options Outstanding       Remaining          Options Exercisable at December 31,
       Price                 at December 31,2001    Contractual Life                      2001
 --------------              -------------------    ----------------      -----------------------------------
         7.82                        15,400              8.1 Years                       15,400
         8.02                        50,000              8.2 Years                       25,000
         8.44                       230,000              7.2 Years                      230,000
         9.11                        15,400              7.2 Years                       15,400
        15.00                     1,363,143              6.2 Years                    1,022,356
        15.58                        76,998              5.7 Years                       76,998
        15.83                        15,400              6.2 Years                       15,400
 ==============              ===================                          ===================================
  7.82-$15.83                     1,766,341              6.43 Years                   1,400,554
 ==============              ===================                          ===================================

Shares available for future grant under the plan at December 31, 2001 were 704,122.

Note 11      BORROWINGS

The Company's borrowings consist of lines of credit borrowings and reverse repurchase agreements.

In September of 2000, the Company closed a $200,000, one-year term facility with Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), which will be used to finance the Company's residential mortgage loan pools. As of December 31, 2001, there were no outstanding borrowings under this facility. As of December 31, 2000, outstanding borrowings under this facility were $37,253. Outstanding borrowings under this facility bear interest at a LIBOR based variable rate. This facility expired pursuant to its terms.

The Company has another agreement with Merrill Lynch, which permits the Company to borrow up to $200,000. As of December 31, 2001 and December 31, 2000, the outstanding borrowings under this line of credit were $57,113 and $63,453, respectively. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. On January 15, 2002, the facility was renewed for a twelve-month period.

In June 1999, the Company closed a $17,500, three year term financing secured by the Company's $35,000 Santa Monica Loan. As of December 31, 2000, the Company had drawn $17,500 under this loan. The loan was paid off in March 2001 when the Santa Monica Loan was paid off.

On July 19, 1999, the Company entered into an $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for a one-year extension at the Company's option. The Deutsche Bank Facility was extended for a one-year term thru July 19, 2002, and is currently under negotiation to be extended. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2001 and December 31, 2000, the outstanding borrowings under this facility were $43,409 and $53,810, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

At the time of the CORE Cap acquisition, CORE Cap was a party to commercial paper facility agreements with each of ABN Amro which was used to finance residential and commercial loans, which are used to collateralize borrowings under the facility. Following the CORE Cap acquisition, the Company renewed the facility with ABN Amro, which facility is in the amount of $200,000, and matured on June 18, 2001. As of December 31, 2000, outstanding borrowing under the ABN Amro facility was $30,115; this facility was paid off in 2001.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.0 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of December 31, 2001 and 2000, the Company was in compliance with all such covenants.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

Certain information with respect to the Company's collateralized borrowings at December 31, 2001 is summarized as follows:

                                                         Lines of                Reverse                 Total
                                                        Credit and             Repurchase            Collateralized
                                                        Term Loans             Agreements              Borrowings
                                                      --------------------- --------------------- ------------------------
   Outstanding borrowings                                  $ 115,747            $1,720,191               $1,835,938
   Weighted average borrowing rate                             3.62%                 1.94%                    2.04%
   Weighted average remaining maturity                      186 days               18 days                  29 days
   Estimated fair value of assets pledged                   $173,139            $1,825,971               $1,999,110


At December 31, 2001, $20,356 of borrowings outstanding under the line of credit was denominated in pounds sterling, and interest payable is based on sterling LIBOR.

As of December 31, 2001, the Company's collateralized borrowings had the following remaining maturities:


                                      Lines of                Reverse                    Total
                                     Credit and              Repurchase              Collateralized
                                     Term Loan               Agreements                Borrowings
                                ----------------------- ----------------------- ---------------------------
   Within 30 days                         $58,453              $1,700,420                  $1,758,873
   31 to 59 days                                -                  19,771                      19,771
   Over 60 days                            57,294                       -                      57,294
                                ----------------------- ----------------------- ---------------------------
                                         $115,747              $1,720,191                  $1,835,938
                                ======================= ======================= ===========================


Certain information with respect to the Company's collateralized borrowings as of December 31, 2000 is summarized as follows:

                                                         Lines of                 Reverse                  Total
                                                        Credit and               Repurchase            Collateralized
                                                        Term Loans               Agreements              Borrowings
                                                      --------------------- ----------------------- ----------------------
   Outstanding borrowings                                  $ 202,130                $517,212               $719,342
   Weighted average borrowing rate                             7.71%                   7.06%                  7.24%
   Weighted average remaining maturity                      152 days                 22 days                57 days
   Estimated fair value of assets pledged                   $354,108                $588,657               $942,765


As of December 31, 2000, $23,129 of borrowings outstanding under the line of credit were denominated in pounds sterling and interest payable based on sterling LIBOR.




As of December 31, 2000, the Company's collateralized borrowings had the following remaining maturities:

                                          Lines of             Reverse                    Total
                                    Credit and Term Loans     Repurchase              Collateralized
                                                              Agreements                Borrowings
                                 ----------------------- ----------------------- ---------------------------
   Within 30 days                          $63,453                $376,588                    $440,041
   31 to 59 days                                 -                 140,624                     140,624
   Over 60 days                            138,677                       -                     138,677
                                 ======================= ======================= ===========================
                                          $202,130                $517,212                    $719,342
                                 ======================= ======================= ===========================

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

Note 12      DERIVATIVE INSTRUMENTS

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

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A+ by Standard & Poor's Rating Services. Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations.

On January 1, 2001 the Company reclassified certain of its adjustable rate agency debt securities, with an amortized cost of $64,432 from available-for-sale to trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the adjustable rate agency debt securities and the unrealized loss of $2,798 related to the interest rate swap as of January 1, 2001 were reclassified from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. The net cumulative effect of adopting SFAS 133 was ($1,903) and is reflected as "Cumulative Transition Adjustment
- SFAS 133" on the consolidated statement of operations.

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

Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to reclassify the related $9,853 recorded in OCI. Reclassification is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For the year ended December 31, 2001, $994 was reclassified as a reduction of interest income and $248 will be reclassified as a reduction of interest income each quarter for the next 12 months.

In addition, on January 1, 2001 the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities to hedges of trading securities. These interest rate swap agreements were sold in January 2001; the loss of $795 is included in loss on securities held for trading. As of December 31, 2000 the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being reclassified from OCI as a reduction of income from securities available for sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000. For the year ended December 31, 2001, $257 was reclassified as a reduction of interest income.

As of December 31, 2001, the Company had interest rate swaps with notional amounts aggregating $682,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $9,343 liability included in other liabilities on the statement of financial condition. This liability was collateralized with cash listed as restricted cash on the Company's statement of financial condition. For the year ended December 31, 2001, the net change in the fair value of the interest rate swaps was ($12,369) of which $428 was deemed ineffective and is included as additional interest expense and $11,941 was recorded as a reduction of OCI. As of December 31, 2001, the $682,000 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 4.6 years.

During the year ended December 31, 2001, the Company terminated two of its interest rate swaps with notional amounts aggregating $105,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $7,291 loss in value incurred during 2001 thru the sale date, over 8.8 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2001, $118 was reclassified as an increase to interest expense and $203 will be reclassified as an increase to interest expense each quarter for the next 12 months.

As of December 31, 2001, the Company had interest rate swaps with notional amounts aggregating $110,000 designated as trading derivatives. Their aggregate fair value at December 31, 2001 of ($37) is included in trading securities. For the year ended December 31, 2001, the change in fair value for these trading derivatives was $2,320 and is included as a reduction of loss on securities held for trading in the consolidated statement of operations. As of December 31, 2001, the $110,000 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 29.9 years.

As of December 31, 2000, the Company had interest rate swaps with notional amounts aggregating $226,000 designated as hedges of available for sale securities. Their aggregate fair value at December 31, 2000 was a liability of $12,505 and is included in other liabilities in the consolidated statement of financial condition, the amortized cost was $9,471, and the weighted average remaining term was 19.3 years.

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

In July 2000 the Company redesignated two interest rate agreements from hedging certain of the Company's available-for-sale securities to securities held for trading. These interest rate agreements were redesignated in September 2000 back to hedging certain of the Company's available-for-sale securities. The loss in value of these interest rate agreements during the period they were designated as trading securities was $612 and is included in gain on securities held for trading in the statement of operations.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At December 31, 2001 and 2000, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $1,311 and $81, respectively.

The implementation of SFAS 133 did not change the manner in which the Company accounts for its forward currency exchange contracts. Hedge accounting is not applied for these contracts and they are carried at fair value, with changes in fair value included as a component of net foreign currency gain or loss in the consolidated statement of operations. These contracts are intended to manage currency risk in connection with the Company's investment in the London Loan, which is denominated in pounds sterling.

As of December 31, 2001 the Company agreed to exchange (pound)8,831 (pounds sterling) for $12,350 (U.S. dollars) on January 22, 2002. On January 22, 2002 the Company agreed to exchange (pound)8,831 (pounds sterling) for $12,679 on July 22, 2002. As of December 31, 2000 the Company agreed to exchange (pound)8,000 (pounds sterling) for $12,137 (U.S. dollars) on January 18, 2001. These contracts are intended to economically hedge currency risk in connection with the Company's investment in the London Loan, which is denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $489 and an asset of $749 at December 31, 2001 and 2000, respectively, which was recognized as a (reduction) addition of foreign currency losses. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At December 31, 2001 and 2000 no collateral was required under the forward currency exchange contracts.

The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond future contracts and 500 ten-year U.S. Treasury Note future contracts expiring in March 2002, which represented $8,000 and $50,000 in face amount of U.S. Treasury Bonds and Notes respectively. The estimated fair value of these contracts was approximately $(61,235) at December 31, 2001, and the change in fair value related to these contracts in included as a component of loss on securities held for trading. At December 31, 2000 the Company did not have U.S. Treasury future contracts.

At December 31, 2001, the Company had outstanding a short position of 140 Eurodollar futures which expire 35 in each of June, September and December 2003, and 35 in March 2004. The estimated fair value of these contracts was approximately $(32,987) at December 31, 2001, and the change in fair value related to these contracts in included as a component of loss on securities held for trading. At December 31, 2000 the Company did not have Eurodollar future contracts.

In addition in December 2001 the Company wrote a call option on a 5-year interest rate swap agreement with a notional amount of $400,000. The option has an expiration date of December 2004. Proceeds received from the sale were $13,180. This transaction was entered into to provide additional short-term rate protection in a rising interest rate environment. The Company wrote the option to accomplish this and take advantage of the high market value of option prices at that time. The estimated fair value of this contract was a liability of $10,500 as of December 31, 2001, and is included in securities held for trading at a gain of $2,680. The Company closed this position in February 2002. At December 31, 2000, the Company did not own any call swaptions.

Note 13       Acquisition of CORE Cap, Inc.

On May 15, 2000, the Company acquired all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,180,552 of the Company's common shares and 2,261,000 Series B preferred shares. The common and preferred shares issued by the Company were valued at approximately $71,094 on May 15, 2000. The acquisition was accounted for under the purchase method. Application of purchase accounting resulted in an excess of the value of the acquired net assets over the value of the Company's common and preferred shares issued in the acquisition, plus transaction costs. This deferred credit totaled $9,687 and is being amortized as described in "Negative Goodwill" above. The operations of CORE Cap are included in the Company's financial statements from May 15, 2000. Pursuant to SFAS 142 (See Recent Accounting Pronouncements), the Company will recognize the December 31, 2001 unamortized negative goodwill balance of $6,327 in income during the first quarter of 2002.

The following unaudited consolidated proforma results of operations for the years ended December 31, 2000 and 1999 assume the CORE Cap acquisition occurred as of the beginning of each period presented:

                                                       2000                            1999
                                             ------------------------------- --------------------------------
         Total income                                $131,482                        $174,441

         Net income                                   44,427                          48,693

         Net income available to                      35,242                          41,587
         common shareholders

         Earnings per share:
         Basic                                         1.49                            1.66
         Diluted                                       1.39                            1.70




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


                                                                                     For the year ended December 31,
                                                                                     2001          2000          1999
                                                                                -------------------------------------------
Numerator:
     Net Income available to common shareholders before
     cumulative transition adjustment                                                $  49,210     $  32,261     $  26,389
     Cumulative transition adjustment - SFAS 133                                        (1,903)            -             -
                                                                                    -----------    ---------     ----------
     Numerator for basic earnings per share                                             47,307        32,261        26,389
     Effect of 10.5% series A senior cumulative redeemable preferred stock               3,420         3,232           284
                                                                                    -----------    ---------     ----------
     Numerator for diluted earnings per share                                          $50,727        35,493        26,673
                                                                                    ===========    =========     ==========

Denominator:
     Denominator for basic earnings per share--weighted average
     common shares outstanding                                                          33,568        23,587        20,814
     Effect of 10.5% series A senior cumulative redeemable preferred stock               3,993         4,082           336
     Dilutive effect of stock options                                                       55             -             -
                                                                                    -----------    ---------     ----------
     Denominator for diluted earnings per share--weighted average common shares
     outstanding and common share equivalents outstanding                               37,616        27,669        21,150
                                                                                    ===========    =========     ==========

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                                      $1.47         $1.37         $1.27
     Cumulative transition adjustment - SFAS 133                                         (0.06)            -             -
                                                                                    -----------    ---------     ----------
     Net income                                                                          $1.41         $1.37         $1.27
                                                                                    ===========    =========     ==========

Diluted net income per weighted average common share and common share equivalents:
     Income before cumulative transition adjustment                                      $1.40         $1.28         $1.26
     Cumulative transition adjustment - SFAS 133                                         (0.05)            -             -
                                                                                    -----------    ---------     ----------
                                                                                         $1.35         $1.28         $1.26
                                                                                    ===========    =========     ==========

 The Company's stock options were antidilutive in 2001 and the Series B
Preferred Stock was were antidilutive for all periods presented.



Note 15       SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations.


                                                                                 Quarters Ending
                                        March 31                 June 30             September 30             December 31
                                     2001       2000        2001        2000      2001        2000          2001        2000
                                  ----------- ---------- ----------- ---------- ----------- ------------ ----------- -----------
Interest Income                      $26,340    $16,622     $28,405    $26,003     $36,246      $26,968     $40,229     $28,049
                                  ----------- ---------- ----------- ---------- ----------- ------------ ----------- -----------
Expenses:
   Interest                          12,272      7,467      11,665     15,096      18,341       14,765      17,123      13,784
   Management fee and other           3,135      2,177       2,951      2,248       3,381        2,040       3,268       3,262
                                  ---------- ----------- ---------- ----------- ------------ ----------- ----------- -----------
         Total Expenses              15,407      9,644      14,616     17,344      21,722       16,805      20,391      17,046
                                  ---------- ----------- ---------- ----------- ------------ ----------- ----------- -----------
Gain (loss) on sale of
securities available for sale         1,947         24       5,134        682         175          994         145       1,512
Gain (loss) on securities held
for trading                             692        328        (124)         -       1,875          191      (5,047)     (1,166)
Foreign currency (loss) gain            104         (4)          5         (7)        (91)          29         (23)        (60)
Loss on impairment of asset               -          -      (5,702)         -           -            -           -           -
                                  ---------- ----------- ---------- ----------- ------------ ----------- ----------- -----------
Net income  before cumulative
transition adjustment               $13,676     $7,326     $13,102     $9,334     $16,483      $11,377      $14,913    $11,289
                                  ----------- ---------- ----------- ---------- ----------- ------------ ----------- -----------
Cumulative transition
adjustment - SFAS 133                (1,903)         -           -          -           -            -            -          -
Net Income                          $11,773     $7,326     $13,102     $9,334     $16,483      $11,377      $14,913    $11,289

Dividends and accretion on
redeemable convertible preferred
stock                                 2,289        866       2,287      1,575       2,290        2,307        2,098      2,317
                                  ---------- ----------- ---------- ----------- ------------ ----------- ----------- -----------
Net income available to common
shareholders                         $9,484     $6,460     $10,815     $7,759     $14,193       $9,070      $12,815      $8,972
                                  =========== ========== =========== ========== =========== ============ =========== ===========

Net income per share:
   Basic                              $0.35      $0.31       $0.33      $0.34       $0.40        $0.36        $0.33      $0.36
   Diluted                            $0.33      $0.29       $0.32      $0.32       $0.38        $0.34        $0.31      $0.34



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT

              Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2001

ITEM 11.      EXECUTIVE COMPENSATION

              Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2001

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2001

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Incorporated by reference to the Company's annual report to security holders for the year ended December 31, 2001

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

  (a)(3)      Exhibit Index
  **3.1       Articles of Amendment and Restatement of the Registrant
  **3.2       Bylaws of the Registrant
 **10.1       Investment Advisory Agreement between the Registrant and
              BlackRock Financial Management, Inc.
 **10.2       Form of 1998 Stock Option Incentive Plan
   10.3       Amendment No.3 to the Investment Advisory Agreement between the Registrant and Black Rock Financial Mangement, Inc. dated
              March 25, 2002
 **21.1       Subsidiaries of the Registrant
   23.1       Consent of Deloitte & Touche
   24.1       Power of Attorney (included on signature page hereto)
------------------------------------------------------------------------------

     **  Previously filed.




1.       Reports on Form 8-K.

o       Current Report on Form 8-K filed on December 21, 2001.

o       Current Report on Form 8-K filed on November 14, 2001.

o       Current Report on Form 8-K filed on October 29, 2001.





                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANTHRACITE CAPITAL, INC.

Date:  March 28, 2002                 By:  /s/ Hugh R. Frater
                                           ------------------
                                           Hugh R. Frater
                                           President and Chief Executive Officer
                                           and Director
                                           (duly authorized representative)


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



Date: March 28, 2002                                        By: /s/ Hugh R. Frater
                                                                --------------------------------------
                                                                 Hugh R. Frater
                                                                 President and Chief Executive Officer
                                                                 and Director


Date: March 28, 2002                                        By:  /s/ Laurence D. Fink
                                                                --------------------------------------
                                                                 Laurence D. Fink
                                                                 Chairman of the Board of Directors


Date: March 28, 2002                                        By:  /s/ Donald G. Drapkin
                                                                --------------------------------------
                                                                 Donald G. Drapkin
                                                                 Director


Date: March 28, 2002                                        By:  /s/ Carl F. Guether
                                                                --------------------------------------
                                                                 Carl F. Guether
                                                                 Director


Date: March 28, 2002                                        By:  /s/ Jeffrey C. Keil
                                                                --------------------------------------
                                                                 Jeffrey C. Keil
                                                                 Director


Date: March 28, 2002                                        By:  /s/ Kendrick R. Wilson, III
                                                                --------------------------------------
                                                                 Kendrick R. Wilson, III
                                                                 Director


Date: March 28, 2002                                        By:  /s/ David M. Applegate
                                                                --------------------------------------
                                                                 David M. Applegate
                                                                 Director


Date: March 28, 2002                                        By:  /s/ Leon T. Kendall
                                                                --------------------------------------
                                                                 Leon T. Kendall
                                                                 Director