Form 10-K/A
ANTHRACITE CAPITAL INC
filed 2002-04-29
CIK 1050112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of April 26, 2002, the aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price of $11.37 as reported on the New York Stock Exchange as of the close of business on April 26, 2002: $520,679,622 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 26, 2002 was 45,967,682 shares.

                              EXPLANATORY NOTE

         On April 1, 2002, Anthracite Capital, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). This Annual Report on Form 10-K/A amends Part III of the Initial 10-K to incorporate by reference information discussed in the Company's Definitive Proxy Statement filed with the SEC on April 17, 2002.

                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the discussion responsive thereto under the captions "Proposal 1 Election of Directors - Information Concerning the Incumbent Directors and Director Nominees" and "Executive Officers" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the SEC on April 17, 2002.

ITEM 11.      EXECUTIVE COMPENSATION

         Incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the SEC on April 17, 2002.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the SEC on April 17, 2002.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the SEC on April 17, 2002.



                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANTHRACITE CAPITAL, INC.

Date:  April 29, 2002                      /s/ Hugh R. Frater
                                           -------------------------------
                                           Hugh R. Frater
                                           President and Chief Executive Officer
                                           and Director
                                           (duly authorized representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2002                            /s/ Hugh R. Frater
                                                -------------------------------
                                                Hugh R. Frater
                                                President and Chief Executive
                                                Officer and Director

Date: April 29, 2002                           /s/ Richard M. Shea
                                               --------------------------------
                                               Richard M. Shea
                                               Chief Financial Officer
                                               and Chief Operating Officer

Date: April 29, 2002                                          *

                                                -------------------------------
                                                Laurence D. Fink
                                                Chairman of the Board of
                                                Directors


Date: April 29, 2002                                          *

                                                -------------------------------
                                                Donald G. Drapkin
                                                Director

Date: April 29, 2002                                          *

                                                -------------------------------
                                                Carl F. Guether
                                                Director


Date: April 29, 2002                                          *

                                                -------------------------------
                                                Jeffrey C. Keil
                                                Director

Date: April 29, 2002                                          *

                                                -------------------------------
                                                Kendrick R. Wilson, III
                                                Director

Date: April 29, 2002                                          *

                                                -------------------------------
                                                David M. Applegate
                                                Director


Date: April 29, 2002                                          *

                                                -------------------------------
                                                Leon T. Kendall
                                                Director

     /s/ Richard M. Shea
*By: ---------------------------
     Richard M. Shea
     As Attorney-in-Fact