Form 10-Q
period 2002-03-31
ANTHRACITE CAPITAL INC
filed 2002-05-15
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                      Commission File Number 001-13937


                          ANTHRACITE CAPITAL, INC.
                         -------------------------
           (Exact name of registrant as specified in its charter)


                 Maryland                                      13-3978906
                 --------                                      ----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 40 East 52nd Street, New York, New York                          10022
 ---------------------------------------                          -----
 (Address of principal executive offices)                      (Zip Code)

        (Registrant's telephone number including area code):   (212) 409-3333
                                                               ---------------

                 345 Park Avenue, New York, New York 10154
 -------------------------------------------------------------------------
  (Former name, former address and for new fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1)     Yes X             No
                                                ---               --
                                    (2)     Yes X             No
                                                --                --

         As of May 14, 2002, 46,200,110 shares of voting common stock ($.001 par value) were outstanding.

                         ANTHRACITE CAPITAL, INC.,
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
Item 1.       Interim Financial Statements........................................................................3

              Consolidated Statements of Financial Condition
              At March 31, 2002 (Unaudited) and December 31, 2001.................................................3

              Consolidated Statements of Operations
              For the Three Months Ended March 31, 2002 and 2001 (Unaudited)......................................4

              Consolidated Statement of Changes in Stockholders' Equity
              For the Three Months Ended March 31, 2002 (Unaudited)...............................................5

              Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2002 and 2001 (Unaudited)......................................6

              Notes to Consolidated Financial Statements (Unaudited)..............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................29

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................34

Item 2.       Changes in Securities and Use of Proceeds..........................................................34

Item 3.       Defaults Upon Senior Securities....................................................................34

Item 4.       Submission of Matters to a Vote of Security Holders................................................34

Item 5.       Other Information..................................................................................34

Item 6.       Exhibits and Reports on Form 8-K...................................................................34

SIGNATURES.......................................................................................................35


Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                 Anthracite Capital, Inc. and Subsidiaries
                               Consolidated Statements of Financial Condition
                                    (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2002             December 31, 2001
                                                                              --------------             -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                $   19,583                   $   43,071
Restricted cash equivalents                                                                  35,115                       37,376
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $      -                   $ 360,159
     Investment grade securities                                              793,181                   1,085,795
                                                                        --------------              --------------
Total securities available for sale                                                         793,181                    1,445,954
Securities held for trading, at fair value                                                  663,609                      564,081
Securities held to maturity
     Subordinated commercial mortgage-backed securities (CMBS)                395,467                           -
     Investment grade securities                                              134,420                           -
                                                                        --------------              --------------
Total securities held to maturity                                                           529,887                            -
Commercial mortgage loans, net                                                              141,690                      142,637
Investments in real estate joint ventures                                                     8,230                        8,317
Equity investment in Carbon Capital, Inc.                                                     8,969                        8,784
Receivable for investments sold                                                             297,129                      344,789
Other assets                                                                                 23,401                       18,267
                                                                                      --------------              ---------------
     Total Assets                                                                        $2,520,794                 $  2,613,276
                                                                                      ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS available for sale                $      -                   $ 178,631
    Secured by pledge of other securities available for sale
      and restricted cash equivalents                                         799,314                   1,039,469
    Secured by pledge of securities held for trading                          523,105                     559,145
    Secured by pledge of securities held to maturity                          247,970                           -
    Secured by pledge of investments in real estate joint ventures              1,337                       1,337
    Secured by pledge of commercial mortgage loans                             56,816                      57,356
                                                                        --------------              --------------
Total borrowings                                                                        $ 1,628,542                 $  1,835,938
Payable for investments purchased                                                           451,976                      346,913
Distributions payable                                                                        17,472                       17,245
Other liabilities                                                                            14,533                       29,807
                                                                                      --------------              ---------------
     Total Liabilities                                                                    2,112,523                    2,229,903
                                                                                      --------------              ---------------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $285 in 2001                                                                           -                          258
                                                                                      --------------              ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 45,968 shares issued and outstanding in 2002; and
     29,792 shares issued and outstanding in 2001                                                46                           45
10% Series B preferred stock, liquidation preference $55,317                                 42,086                       42,086
Additional paid-in capital                                                                  500,139                      492,531
Distributions in excess of earnings                                                         (3,320)                     (13,588)
Accumulated other comprehensive loss                                                      (130,680)                    (137,959)
                                                                                      --------------              ---------------
      Total Stockholders' Equity                                                            408,271                      383,115
                                                                                      --------------              ---------------
      Total Liabilities and Stockholders' Equity                                        $ 2,520,794                 $  2,613,276
                                                                                      ==============              ===============

The accompanying notes are an integral part of these financial statements.


                                          Anthracite Capital, Inc.
                             Consolidated Statements of Operations (Unaudited)
                                   (in thousands, except per share data)
                                                                         For the Three                   For the Three
                                                                         Months Ended                    Months Ended
                                                                        March 31, 2002                  March 31, 2001
                                                                       ------------------              ------------------
Income:
    Interest from securities                                                    $ 28,679                        $ 17,247
    Interest from commercial mortgage loans                                        3,619                           5,987
    Interest from mortgage loan pools                                                  -                           1,438
    Interest from trading securities                                               6,288                           1,104
    Earnings from real estate joint ventures                                         261                             367
    Earnings from equity investment                                                  185                               -
    Interest from cash and cash equivalents                                          319                             197
                                                                       ------------------              ------------------
        Total income                                                              39,351                          26,340
                                                                       ------------------              ------------------

Expenses:
    Interest                                                                       8,032                          11,593
    Interest-trading securities                                                    3,608                             871
    Management and incentive fee                                                   5,407                           2,449
    Other expenses - net                                                             576                             494
                                                                       ------------------              ------------------
        Total expenses                                                            17,623                          15,407
                                                                       ------------------              ------------------

Other gain (losses):
Gain (loss) on sale of securities available for sale                             (4,079)                           1,947
Gain on securities held for trading                                                4,014                             692
Foreign currency gain (loss)                                                       (247)                             104
                                                                       ------------------              ------------------
       Total other gain (loss)                                                     (312)                           2,743
                                                                       ------------------              ------------------

Income before cumulative transition adjustment                                    21,416                          13,676
                                                                       ------------------              ------------------

Cumulative transition adjustment - SFAS 142                                        6,327                               -
Cumulative transition adjustment - SFAS 133                                            -                           (1,903)
                                                                       ------------------              ------------------

Net Income                                                                        27,743                           11,773
                                                                       ------------------              ------------------

Dividends and accretion on preferred stock                                         1,389                            2,289
                                                                       ------------------              ------------------
Net Income available to Common Shareholders                                     $ 26,354                         $  9,484
                                                                       ==================              ==================

Net income per common share, basic:
    Income before cumulative transition adjustment                                 $0.44                           $0.42
    Cumulative transition adjustment - SFAS 142                                     0.14                               -
    Cumulative transition adjustment - SFAS 133                                        -                           (0.07)
                                                                       ------------------              ------------------
      Net income                                                                   $0.58                           $0.35
                                                                       ==================              ==================

Net income per common share, diluted:
      Income before cumulative transition adjustment                               $0.44                           $0.39
      Cumulative transition adjustment - SFAS 142                                   0.14                               -
      Cumulative transition adjustment - SFAS 133                                      -                           (0.06)
                                                                       ------------------              ------------------
       Net income                                                                  $0.58                           $0.33
                                                                       ==================              ==================

Weighted average number of shares outstanding:
    Basic                                                                         45,654                          27,003
    Diluted                                                                       45,731                          31,116

The accompanying notes are an integral part of these financial statements.



Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2002
(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                    Series                              Accumulated
                                          Common       B     Additional  Distributions     Other                          Total
                                          Stock,   Preferred   Paid-In     In Excess   Comprehensive   Comprehensive  Stockholders'
                                         Par Value   Stock     Capital    Of Earnings       Loss           Income         Equity

Balance at January 1, 2002                    $45   $42,086    $492,531     ($13,588)     ($137,959)                     $383,115

Net income                                                                    27,743                        $27,743        27,743


Unrealized gain on cash flow hedges                                                           6,033           6,033         6,033

Reclassification adjustments from cash
flow hedges included in net income                                                              248             248           248

Change in net unrealized gain (loss)
on securities available for sale,
net of reclassification adjustment                                                              998             998           998
                                                                                                         -----------
Other Comprehensive gain                                                                                      7,279

Comprehensive Income                                                                                        $35,022
                                                                                                         ===========

Dividends declared-common stock                                               (16,086)                                    (16,086)

Dividends and accretion on
  preferred stock                                                              (1,389)                                     (1,389)

Issuance of common stock                          1                  7,350                                                  7,351

Conversion of Series A preferred stock
to common stock                                                        258                                                   258
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                       $46    $42,086    $500,139      ($3,320)     ($130,680)                    $408,271
                                             ======================================================================================

Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                          $5,077

Less: reclassification for realized gains
previously recorded as unrealized                                                                                (4,079)
                                                                                                              ----------
                                                                                                                    998

Unrealized gain on cash flow hedges                                                                               6,033

Reclassification adjustments from cash
flow hedges included in net income                                                                                  248

                                                                                                              ----------
Net unrealized gain on securities                                                                                $7,279
                                                                                                              ==========

The accompanying notes are an integral part of these financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Three           For the Three
                                                                                     Months Ended          Months Ended March
                                                                                     March 31, 2002             31, 2001
                                                                                     --------------        ------------------
Cash flows from operating activities:
     Net income                                                                       $      27,743            $    11,773

Adjustments to reconcile net income to net cash provided by operating activities:

        Net (purchase) sale of trading securities                                           (13,170)                54,736
        Amortization on negative goodwill                                                         -                   (425)
        Compensation cost - stock options                                                         -                    28
        Cumulative transition adjustment                                                     (6,327)                 1,903
        Premium amortization (discount accretion), net                                        3,932                 (7,051)
        Non-cash portion of net foreign currency loss (gain)                                     82                   (104)
        Net loss (gain) on sale of securities                                                    65                 (2,639)
        Distributions in excess of (less than) earnings
             from real estate joint ventures                                                     87                    (39)
        (Increase) decrease in other assets                                                  (3,251)                (5,892)
        (Decrease) increase in other liabilities                                             (8,947)                (3,144)
                                                                                    ---------------        ---------------
Net cash provided by operating activities                                                       214                 49,146
                                                                                    ---------------        ---------------

Cash flows from investing activities:
     Purchase of securities available for sale                                             (224,144)              (443,140)
     Repayments received from commercial mortgage loans                                         865                 36,739
     Decrease (increase) in restricted cash equivalents                                       2,261                (13,977)
     Principal payments received on securities available for sale                            62,491                 17,528
     Principal payments received on mortgage loan pools                                           -                 10,981
     Proceeds from sales of securities available for sale and
        and mortgage loan pools                                                             354,187                315,975
     Net proceeds (payments) from hedging securities                                         (2,069)                (5,662)
                                                                                    ---------------        ---------------
Net cash provided by (used in) investing activities                                         193,591               (81,556)
                                                                                    ---------------        ---------------

Cash flows from financing activities:
     Net (decrease) increase in borrowings                                                 (207,396)                 1,151
     Proceeds from issuance of common stock, net of offering costs                            7,351                 38,222
     Distributions on common stock                                                          (15,859)                (7,429)
     Distributions on preferred stock                                                        (1,389)                (2,313)
                                                                                    ---------------        ---------------
Net cash (used in) provided by financing activities                                        (217,293)                29,631
                                                                                    ---------------        ---------------
Net decrease in cash and cash equivalents                                                   (23,488)                (2,779)

Cash and cash equivalents, beginning of period                                        $      43,071             $   37,829
                                                                                    ---------------        ---------------
Cash and cash equivalents, end of period                                              $      19,583             $   35,050
                                                                                    ===============        ===============
Supplemental disclosure of cash flow information:
     Interest paid                                                                          $19,449             $   15,315
                                                                                    ===============        ===============
Investments purchased not settled                                                      $    451,976             $  306,837
                                                                                    ===============        ===============
Investments sold not settled                                                           $    297,129             $   13,475
                                                                                    ===============        ===============

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

The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 2001 filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals (except for the cumulative transition adjustment for SFAS 142 in the first quarter of 2002 - see note 2, and SFAS 133 in the first quarter of 2001), necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of certain of the Company's mortgage-backed securities and certain other investments.


Note 2    ACCOUNTING CHANGE - BUSINESS COMBINATIONS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company in the first quarter of 2002. Upon adoption of FAS 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $425 during the first quarter of 2001. If such negative goodwill had not been amortized, the Company's income before cumulative translation adjustment would have been $13,357 for the first quarter of 2001.

Note 3     NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

                                                                         For the Three         For the Three
                                                                         Months Ended          Months Ended
                                                                         March 31, 2002        March 31, 2001
                                                                         --------------        ---------------
Numerator:
     Net Income available to common shareholders
           before cumulative transition adjustment                           $   20,027              $11,387

     Cumulative transition adjustment                                             6,327               (1,903)
                                                                         ---------------       ---------------
     Numerator for basic earnings per share -
          weighted average common shares outstanding                             26,354                9,484

     Effect of 10.5% series A senior cumulative
          redeemable preferred stock                                                  -                  900
                                                                         ---------------       ---------------
     Numerator for diluted earnings per share                                $   26,354            $  10,384
                                                                         ===============       ===============

Denominator:
     Denominator for basic earnings per share
          weighted average common shares outstanding                             45,654               27,003
     Effect of 10.5% series A senior cumulative
          redeemable preferred stock                                                 30                4,091

     Dilutive effect of stock options                                                47                   22
                                                                         ---------------       ---------------
     Denominator for diluted earnings per share--
          weighted average common shares
          outstanding and common share equivalents outstanding                   45,731               31,116
                                                                         ===============       ===============

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                               $0.44                $0.42
     Cumulative transition adjustment - SFAS 142                                   0.14                    -
     Cumulative transition adjustment - SFAS 133                                      -                (0.07)
                                                                         ---------------       ---------------
     Net income                                                                $   0.58          $    0.35
                                                                         ===============       ===============

Diluted net income per weighted average common share and common share equivalents:

     Income before cumulative transition adjustment                            $   0.44           $    0.39
     Cumulative transition adjustment - SFAS 142                                   0.14                   -
     Cumulative transition adjustment - SFAS 133                                      -                (0.06)
                                                                         ---------------       ---------------
     Net income                                                                  $0.58                 $0.33
                                                                         ===============       ===============


Note 4     SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of March 31, 2002 are summarized as follows:

                                                                                     Gross             Gross         Estimated
                                                                   Amortized       Unrealized       Unrealized         Fair
                    Security Description                             Cost            Gain              Loss           Value
------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
CMBS IOs                                                            $ 33,925          $   262        $  (418)        $ 33,769
Investment grade CMBS                                                 20,308                -         (7,906)          12,402
                                                               ---------------------------------------------------------------
     Total CMBS                                                       54,233              262         (8,324)          46,171
                                                               ---------------------------------------------------------------

Single-family residential mortgage-backed securities
   ("RMBS"):
Agency adjustable rate securities                                     67,808              634           (207)          68,235
Agency fixed rate securities                                         611,174            1,848         (8,293)         604,729
Residential CMOs                                                      23,865                -           (140)          23,725
Home Equity Loans                                                     22,411              669               -          23,080
Hybrid Arms                                                           27,254                -            (13)          27,241
                                                               ---------------------------------------------------------------
     Total RMBS                                                      752,512            3,151         (8,653)         747,010
                                                               ---------------------------------------------------------------

                                                               ---------------------------------------------------------------
Total securities available for sale                                  806,745            3,413        (16,977)         793,181
                                                               ===============================================================

As of March 31, 2002, an aggregate of $777,564 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

As of March 31, 2002, the anticipated weighted average unlevered yield to maturity based upon the adjusted cost of the Company's securities available for sale was 6.03% per annum. The Company's anticipated yields to maturity on its securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

As discussed in Note 6, on March 31, 2002, the Company reclassified its subordinated non-investment grade CMBS from available-for-sale to held to maturity.


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

The Company's securities held for trading are carried at estimated fair value. At March 31, 2002, the Company's securities held for trading consisted of FNMA Mortgage Pools with an estimated fair value of $664,148, a short 10 year U.S. Treasury Note with an estimated fair value of $(3,284), and interest rate swap agreements which represented a notional amount of $70,000 and a fair value of $2,745. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years after which the rates are periodically reset to market.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 6     SECURITIES HELD TO MATURITY

At the end of the first quarter of 2002 the Company reclassified its subordinated commercial mortgage-backed securities on the balance sheet from available for sale to held to maturity. This reclassification reflects the Company's current intent and ability to hold these assets until maturity, based on the Company's expectation that it can successfully complete a long-term financing for these securities (see Note 11). The effect of this change is that these assets will be presented on the balance sheet at their adjusted cost basis, rather than previously at their fair market value. As this reclassification was effective on March 31, 2002, the fair market value as of March 31, 2002 is equal to adjusted cost basis for all assets purchased prior to January 1, 2002. Any unamortized gain or loss relating to the securities remains in accumulated other comprehensive loss ("OCI") and will be amortized as an adjustment of yield over the anticipated life of the security. This reclassification does not change the reported GAAP yield of the securities. For those assets purchased during the first three months of 2002, an approximate par of $186,000, the adjusted cost basis is equal to the original purchase price.

The par value, amortized cost, carrying value and estimated fair value of securities held to maturity as of March 31, 2002 are summarized as follows:

                                                  Par        Unamortized     Amortized    Unamortized  Carrying    Estimated
                                                               Discount        Cost     Balance in OCI   Value    Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Non-investment grade rated subordinated
   securities                                     $ 647,524     $ (189,378)    $ 458,146     $ (88,226)  $369,920    $ 369,208
Non-rated subordinated securities                   126,010        (91,752)       34,258        (8,711)    25,547       25,547
Investment grade CMBS                                47,730         (1,186)       46,544              0    46,544       46,942
                                            -----------------------------------------------------------------------------------
     Total CMBS                                     821,264       (282,316)      538,948       (96,937)   442,011      441,696
                                            -----------------------------------------------------------------------------------

Investment grade REIT debt securities                88,175           (299)       87,876              0    87,876       86,523
                                            -----------------------------------------------------------------------------------
     Total investment grade REIT debt                88,175           (299)       87,876              0    87,876       86,523
                                            -----------------------------------------------------------------------------------
Total securities held to maturity                 $ 909,439      $(282,615)     $626,824     $ (96,937)  $529,887     $528,219
                                            ===================================================================================


As of March 31, 2002, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS was 10.1% per annum. The anticipated weighted average yield to maturity of the Company's investment grade securities held to maturity was 7.2%. The Company's anticipated yields to maturity on its subordinated CMBS and investment grade securities held to maturity are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlining mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of March 31, 2002:

--------------------------------------------------------------------------------------------
                                                                 March 31, 2002
--------------------------------------------------------------------------------------------
                                                         Number of               % of
                                      Principal            Loans              Collateral
--------------------------------------------------------------------------------------------
Past due 30 days to 60 days              $21,431               9                 0.22%
--------------------------------------------------------------------------------------------
Past due 60 days to 90 days               12,245               4                  0.12
--------------------------------------------------------------------------------------------
Past due 90 days or more                 154,592              22                  1.57
--------------------------------------------------------------------------------------------
REO                                       16,393               3                  0.17
--------------------------------------------------------------------------------------------
Total                                   $204,661              38                 2.08%
--------------------------------------------------------------------------------------------
Total principal balance               $9,832,658           1,907
--------------------------------------------------------------------------------------------

To the extent that the Company's expectation of realized losses on individual loans supporting the CMBS, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected GAAP yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, and write the investment down to its fair value. While realized losses on individual loans may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and GAAP yields are appropriate on all investments.


Note 7         COMMON STOCK

On March 14, 2002, the Company declared distributions to its common shareholders of $0.35 per share, payable on April 30, 2002 to stockholders of record on April 4, 2002. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

In March 2002, the remaining 10,000 shares of Series A Preferred Stock were converted to 34,427 shares of the Company's Common Stock at a price of $7.26 per share in accordance with the terms of the Series A Preferred Stock.

For the three months ended March 31, 2002, the Company issued 519,303 shares of common stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,661. No shares were issued for the three months ended March 31, 2001 under the Dividend Reinvestment Plan.


Note 8     TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the "Manager", a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four year period to value the Management Agreement in the event of termination, and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") in the renewal process.
Houlihan Lokey is a national investment banking and financial advisory firm.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+.

The Company incurred $2,219 and $1,866 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2002 and 2001, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $5 and $37 for certain expenses incurred on behalf of the Company during the three months end March 31, 2002 and 2001, respectively.

Through March 28, 2002, the Company paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for the six months ended
June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effective July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee will be based on 25% of the Company's GAAP net income. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. Additionally, the Manager agreed that in determining GAAP earnings for purposes of calculating the incentive fee, GAAP earnings for the three months ended March 31, 2002 would not include the $6,327 income recognized as the cumulative effect of implementing SFAS 142. Instead, the income from the cumulative effect of SFAS 142 will be included in GAAP income in the periods in which it would have been earned had the Company not adopted SFAS
142. The Company incurred $3,188 and $583 in incentive compensation for the three months ended March 31, 2002 and 2001, respectively.

Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three month period ended March 31, 2002 and 2001, the administration fee was $43 and $30, respectively.

In March 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001, there was $13,885 borrowed under this line of credit. The Company earned $121 from the Owner Trusts and paid interest of approximately $99 to PNC Funding Corp. as interest on borrowings under a related line of credit for three months ended March 31, 2001. The outstanding borrowings were repaid prior to the expiration on March 13, 2002; at which time the remaining trusts were sold at a gain of $90.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company. The Company does not pay BlackRock management or incentive fees through Carbon and has received a reduced fee for this investment on its own management contract with BlackRock. On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans all of which are secured by office buildings. The Company's remaining commitment is $41,216. On March 31, 2002, the Company owned 32.5% of the outstanding shares in Carbon, and BlackRock Financial Management, Inc., its affiliates, officers, directors and employees collectively own 5%.

At the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2002, the installment payment would be $11,000 payable over nine years. The Company does not accrue for this contingent liability.


Note 9      BORROWINGS

Certain information with respect to the Company's collateralized borrowings at March 31, 2002 is summarized as follows:

                                                                  Reverse               Total
                                          Lines of Credit        Repurchase         Collateralized
                                           and Term Loans        Agreements          Borrowings
                                         ------------------------------------------------------------
Outstanding borrowings                        $ 101,444          $1,527,098          $1,628,542
Weighted average borrowing rate                   3.52%               1.94%               2.04%
Weighted average remaining maturity            304 days             17 days             35 days
Estimated fair value of assets                 $160,193          $1,575,726          $1,735,919
pledged


As of March 31, 2002, $19,939 of borrowings outstanding under the lines of credit were denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of March 31, 2002, the Company's collateralized borrowings had the following remaining maturities:

                                                                  Reverse               Total
                                          Lines of Credit        Repurchase         Collateralized
                                           and Term Loans        Agreements          Borrowings
                                         ------------------------------------------------------------
 Within 30 days                            $    -              $1,502,919              $1,502,919
 31 to 59 days                                  -                  24,179                  24,179
 Over 60 days                             101,444                       -                 101,444
                                         ------------------------------------------------------------
                                         $101,444              $1,527,098              $1,628,542
                                         =============================================================

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


Note 10      DERIVATIVE INSTRUMENTS

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

As of March 31, 2002, the Company had interest rate swaps with notional amounts aggregating $682,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $2,877 asset included in other assets on the statement of financial condition. For the three months ended March 31, 2002, the net change in the fair value of the interest rate swaps was an increase of $7,208 of which $1,174 was deemed ineffective and is included as a reduction of interest expense and $6,034 was recorded as an addition to OCI. As of March 31, 2002, the $682,000 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 4.4 years.

As of March 31, 2002, the Company had interest rate swaps with notional amounts aggregating $70,000 designated as trading derivatives. Their aggregate fair value at March 31, 2002 of $2,745 is included in trading securities. For the three months ended March 31, 2002, the change in fair value for these trading derivatives was an increase of $2,782 and is included as a reduction of loss on securities held for trading in the consolidated statement of operations. As of March 31, 2002, the $70,000 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 29.7 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At March 31, 2002 and 2001, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $680 and $11,050, respectively.

The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At March 31, 2002, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond future contracts, 2,610 ten-year U.S. Treasury Note future contracts and 681 five-year U.S. Treasury Note future contracts expiring in June 2002, which represented $8,000, and $329,100 in face amount of U.S. Treasury Bonds and Notes respectively. The estimated fair value of these contracts was approximately $(348,610) at March 31, 2002, included in securities held for trading, and the change in fair value related to these contracts is included as a component of loss on securities held for trading.


Note 11      SUBSEQUENT EVENTS

The New York City Loan is a $13,170 subordinate interest in a $57,750 first mortgage secured by a commercial office building located in midtown New York City. In April 2002, the New York City Loan paid off its balance in full. The originally scheduled maturity of the loan was in January 2004.

The Company owns several subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from a AA- rated surety for approximately 66% of the principal amount of the loan. The principal amount of the loan is $210,053. The Company performs a detailed review of its loss assumptions on the loans included in securities it holds, and will adjust the loss assumptions when it believes that credit experience or expectations justify such an adjustment. At this time, the Company does not believe that an adjustment is required for possible losses on this loan.

The Company is financing a portion of the Company's CMBS portfolio and unsecured real estate investment trust obligations through a Collateralized Debt Obligation (CDO) offering in the approximate amount of $419,185. The CDO is designed to match fund such portion of the Company's CMBS portfolio and unsecured real estate investment trust obligations. The Company intends to obtain the equity interest in the issuer of the CDO and will account for this transaction on its balance sheet as a financing. Anthracite will use the proceeds of this offering to replace 87% of the short-term liabilities currently used to finance its larger credit sensitive portfolio. All notes will be issued at a fixed rate or hedged to create a total fixed cost of funds of approximately 7.29%. On May 14, 2002, the Company established the price and par amounts of its CDO debt issuance. Successful execution of this strategy will significantly increase the quality of the Company's earnings by eliminating the risk of financing the assets contributed to the CDO. The notes offered pursuant to the CDO will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first quarter of 2002, the Company paid $0.35 per common share in dividends and GAAP book value rose from $7.53 to $7.97. The Company's first quarter operating results represent an annualized return on the quarter's average common stock equity (Annualized ROE) of 21.9% and net interest margin of 5.01%.

The Company's long-term goal is to provide a consistent dividend supported by stable long-term earnings. During the first quarter of 2002 the Company took significant steps towards furthering that objective. During 2001 the Company took advantage of opportunities to raise capital on an accretive basis. That new capital was invested in short-term opportunities in the high credit quality Residential Mortgage Backed Securities (RMBS) market until optimal long-term commercial real estate investment opportunities could be identified. During the quarter ended December 31, 2001, the Company began to redeploy capital into long-term commercial opportunities. That activity continued in the first quarter of 2002 as the Company acquired $172,433 of commercial assets in the form of CMBS and unsecured real estate investment trust obligations of publicly traded commercial real estate companies ("REIT debt"). The strategic focus of this activity is to assemble a portfolio that will complement the existing CMBS portfolio and assist in providing an optimal execution for a matched funding strategy that will eliminate the long-term funding risk of holding the portfolio to its maturity.

Throughout the first and second quarters of 2002 the Company has been actively pursuing the issuance of secured debt through a collateralized debt obligation offering (CDO). The CDO is being structured to match fund the cash flows from a significant portion of the CMBS and REIT debt portfolio. The portfolio is currently financed with thirty-day repurchase agreements with various counterparties that mark the assets to market on a daily basis. Through the CDO the Company will issue long-term fixed and floating rate debt securities. All floating rate debt will be hedged to fixed rates, thus matching the fixed coupons of the assets. This will eliminate the funding risk, the short-term rate risk, and mark to market risk currently associated with financing these assets.

The market value as of March 31, 2002 of the portfolio that will secure the CDO debt is expected to consist of 76.2% CMBS rated B or higher and 23.8% REIT debt rated BBB or higher. The CMBS component represents 60.9% of the Company's CMBS portfolio as of March 31, 2002. Upon completion the CDO will eliminate 56.4% of the short-term financing of the Company's CMBS portfolio.


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

CMBS: The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 vintage transactions to be the most relevant measure of credit performance market conditions applicable to its below investment grade CMBS holdings. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. The delinquency statistics are shown in the table below:

-----------------------------------------------------------------------------------------------------------------------------
            |    Lehman Brothers Conduit Guide For 1998             |  Lehman Brothers Conduit Guide For All Transactions
            |             Vintage Transactions                      |
------------|-------------------------------------------------------|--------------------------------------------------------
    Date    |     Number of           Collateral            %       |     Number of              Collateral           %
            |  Securitizations         Balance         Delinquent   |   Securitizations           Balance         Delinquent
------------|-------------------------------------------------------|--------------------------------------------------------
 3/31/02    |      39                 $50,977,680        1.89%      |        222                $195,063,193        1.61%
------------|-------------------------------------------------------|--------------------------------------------------------
 12/31/01   |      39                 $51,321,238        1.51%      |        210                $185,756,237        1.51%
-----------------------------------------------------------------------------------------------------------------------------

Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. The MSDW index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2002 the MSDW index indicated that delinquencies on 180 securitizations was 2.08%. As of December 31, 2001, this same index tracked 174 securitizations with delinquencies of 1.85%. See the section titled "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The Company's below investment grade CMBS portfolio has a total par amount of $773,534. Of this amount, $126,010 is the par of the securities that represent the first loss on the underlying mortgages, and $546,502 is the par of the securities that represent the remaining tranches owned by the Company when the Company owns the first loss security. There are 1,907 underlying loans supporting the Company's first loss CMBS with an aggregate principal balance of over $9.8 billion as of March 31, 2002. The total below investment grade CMBS portfolio represents 44.9% of invested equity at quarter end.

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

The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type are:

-------------------------------------------------------------------------------------------
                             3/31/02      |                     12/31/01
                            Exposure      |                     Exposure
------------------------------------------|------------------------------------------------
Property Type             Loan Balance    |  % of Total      Loan Balance       % of Total
------------------------------------------|------------------------------------------------
   Multifamily            $3,402,871      |     34.6%         $3,432,708            34.6%
   Retail                  2,740,315      |     27.9           2,763,045            27.9
   Office                  1,855,873      |     18.9           1,866,338            18.8
   Lodging                   849,527      |      8.6             853,935             8.6
   Industrial                602,157      |      6.1             604,852             6.1
   Healthcare                351,837      |      3.6             353,697             3.6
   Parking                    30,079      |      0.3             35,225              0.4
------------------------------------------|------------------------------------------------
   Total                  $9,832,659      |      100%         $9,909,800             100%
-------------------------------------------------------------------------------------------

   The following table shows a comparison of the Company's delinquencies:

----------------------------------------------------------------------------------------------------------------------
                             |            March 31, 2002                 |              December 31, 2001
-----------------------------|-------------------------------------------|--------------------------------------------
                             |               |            |              |              |             |
                             |               |  Number of |    % of      |              |  Number of  |     % of
                             |   Principal   |    Loans   |  Collateral  |   Principal  |    Loans    |  Collateral
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
 Past due 30 days to 60 days |    $21,431    |       9    |    0.22%     |    $15,401   |         5   |      0.15%
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
 Past due 60 days to 90 days |     12,245    |       4    |     0.12     |      9,865   |         4   |      0.10
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
 Past due 90 days or more    |    154,592    |      22    |     1.57     |    112,017   |        18   |      1.13
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
         Real Estate owned   |     16,393    |       3    |     0.17     |      8,805   |         1   |      0.09
         -----------------   |               |            |              |              |             |
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
          Total Delinquent   |   $204,661    |      38    |    2.08%     |   $146,088   |        28   |      1.47%
          ----------------   |               |            |              |              |             |
-----------------------------|---------------|------------|--------------|--------------|-------------|---------------
   Total Principal Balance   | $9,832,658    |   1,907    |              | $9,909,800   |     1,911   |
   -----------------------   |               |            |              |              |             |
----------------------------------------------------------------------------------------------------------------------

Of the 38 delinquent loans as of March 31, 2002, 13 were delinquent due to technical reasons, 3 were REO and being marketed for sale, 3 were in foreclosure, and the remaining 19 loans were in some form of workout negotiations. Aggregate realized losses of $66 were taken in the first quarter of 2002. This brings aggregate losses to $5,122. This is in line with the Company's loss expectations as realized losses are expected to increase on the 1998 vintage loans as they age.

The subordinated CMBS owned by the Company has a delinquency experience of 2.08%, compared to 1.89% for directly comparable collateral pursuant to the Lehman Brothers Conduit Guide for 1998 vintage transactions. The Company expects delinquencies to continue to rise throughout 2002 in line with expectations.

During the first quarter of 2002 the Company also experienced early payoffs of $41,071, which represents 0.42% of the year-end pool balance. These loans were paid-off at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

Subsequent to March 31, 2002, 4 of the 38 delinquent loans were brought current and 15 loans became delinquent.

The unrealized loss on the Company's holdings of CMBS at March 31, 2002 was $97,650. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of March 31, 2002 represents approximately 64% of its par amount. The market value of the Company's CMBS portfolio as of March 31, 2002 represents approximately 51% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. The Company performs a detailed review of its loss assumptions on a quarterly basis and will adjust them when it believes that credit experience or expectations justify such an adjustment. As of March 31, 2002 the Company concluded that real estate credit fundamentals remain solid, and the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio matures and expected losses occur subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded. This would negatively affect the market value and liquidity of the portfolio.

Commercial Real Estate Markets: Real estate markets generally lag the economic recovery, so it is not surprising that the first quarter 2002 was considerably slower than the prior year. Transaction volume is down substantially and the volume of maturing commercial mortgages will not increase until next year, consequently mortgage origination volume is down as well. Although real estate market conditions have weakened significantly due to the economic slowdown and increase in sublease space, the industry remains in remarkably good shape, particularly when compared to where it was in 1992, as it exited the last recession.

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

                 Average Credit Spreads (in basis points)*
                 -----------------------------------------


                               BB CMBS          BB Corporate         Difference
                               -------          ------------         ----------
 As of March 31, 2002          589              415                  174
 As of December 31, 2001       590              496                  94

                               B CMBS           B Corporate          Difference
                               ------           -----------          ----------
 As of March 31, 2002          1046             614                  432
 As of December 31, 2001       1051             709                  342

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

                            Ten Year
                            U.S Treasury            One month
                            Securities              LIBOR           Difference
                            ----------              -----           ----------
  March 31, 2002            5.41%                   1.88%             3.53%
  December 31, 2001         5.04                    1.87              3.17


On average the LIBOR rate was 35 basis points lower in the quarter ended March 31, 2002, than the quarter ended December 31, 2001.

The Company actively hedges its exposure to both short-term and long-term rates. The degree of hedging and the choice of hedging instruments depends on market conditions. This information is reviewed on a daily basis and changes are made accordingly. The Company uses a combination of interest rate futures contracts and interest rate swap agreements to hedge these exposures.

Liquidity Risk: The Company acquires its investments using its capital and borrowed funds. The availability of funds is a key component of the Company's operations. During times of market uncertainty the availability of this type of financing can be very limited. The Company currently funds itself mainly through short-term secured lending arrangements with various counterparties. These arrangements are generally for 30-day terms and are rolled over for 30-day periods at the end of each term. The Company also has a committed borrowing facility from Deutsche Bank in the amount of $185,000. This facility matures in July of 2002 and is currently under negotiation to be extended.

The Company's debt to equity ratio has been approximately 4:1 throughout 2002. The three investment operations of the Company are all financed on a secured basis at levels that take into account the specific risks of that asset class. As of March 31, 2002 the Company's CMBS portfolio is financed at a debt to equity ratio of .99:1, commercial lending at 0.58:1, investment grade REIT debt securities at 2.51:1, and while the high credit quality of the RMBS portfolio allows for financing levels of up to 20:1, the Company operates this portfolio at much more conservative levels of 6.99:1. Generally the Company maintains debt to equity ratios of 1.5:1 on CMBS, 1:1 on commercial lending and 9:1 on RMBS.

Yields on residential mortgage-backed securities trended lower during the first two months of the quarter ended March 31, 2002, but rose sharply during the month of March. From a relative value perspective residential mortgages performed extremely well during the first quarter as volatility dropped substantially and higher yields resulted in lower future supply and lower prepayments. However, mortgage spread tightening and net interest margin carry more than offset the back up in rates.

The Company's liquidity portfolio continues to enjoy exceptional carry, as the yield curve remained steep. The Company's residential portfolio is comprised of 15-year agency residential mortgages with coupons of 5.5% or 6.0%. This portfolio has performed well as this sector of the market continues to gain investor interest due to significant carry and lower prepayment risk.

Within the residential mortgage portfolio the Company maintains an active trading strategy designed to take advantage of market opportunities and generate realized capital gains. This activity is focused on lower risk spread and yield curve trades. The Company commenced this strategy in the fourth quarter of 1998 and has posted $0.01 to $0.03 gains in all but one quarter. During the first quarter of 2002 the Company realized a gain of $0.06 per share.

Consistent weekly drops in refinancing activity since December 2001 have left mortgages strong technically as supply of lower coupons has decreased dramatically.

Recent Events: In April 2002, the New York City Loan, a $13,170 subordinate interest in a $57,750 first mortgage secured by a commercial office building located in midtown New York City, paid off its balance in full. The original maturity of the loan was in January 2004.

The Company owns several subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from a AA- rated surety for approximately 66% of the principal amount of the loan. The principal amount of the loan is $210,053. The Company performs a detailed review of its loss assumptions on the loans included in securities it holds, and will adjust the loss assumptions when it believes that credit experience or expectations justify such an adjustment. At this time, the Company does not believe that an adjustment is required for possible losses on this loan.

The Company is financing a portion of the Company's CMBS portfolio and unsecured real estate investment trust obligations through a Collateralized Debt Obligation (CDO) offering in the approximate amount of $419,185. The CDO is designed to match fund such portion of the Company's CMBS portfolio and unsecured real estate investment trust obligations. The Company intends to obtain the equity interest in the issuer of the CDO and will account for this transaction on its balance sheet as a financing. Anthracite will use the proceeds of this offering to replace 87% of the short-term liabilities currently used to finance its larger credit sensitive portfolio. All notes will be issued at a fixed rate or hedged to create a total fixed cost of funds of approximately 7.29%. On May 14, 2002, the Company established the price and par amounts of its CDO debt issuance. Successful execution of this strategy will significantly increase the quality of the Company's earnings by eliminating the risk of financing the assets contributed to the CDO. The notes offered pursuant to the CDO will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

   On May 14, 2002, the Company established the price and par amounts of its CDO debt issuance as follows:

-----------------------------------------------------------------------------
                                                               Credit
  Rating             Par             Coupon                    Support
-----------------------------------------------------------------------------
   AAA             214,107      LIBOR + 45 BP                  58.50%
-----------------------------------------------------------------------------
   AA               24,433      LIBOR + 85 BP                  49.50%
-----------------------------------------------------------------------------
   AA               22,000      6.63%                          49.50%
-----------------------------------------------------------------------------
   A                30,000      LIBOR + 125 BP                 38.00%
-----------------------------------------------------------------------------
   A                29,331      7.04%                          38.00%
-----------------------------------------------------------------------------
   BBB              14,995      LIBOR + 220 BP                 32.00%
-----------------------------------------------------------------------------
   BBB              16,000      8.02%                          32.00%
-----------------------------------------------------------------------------
   BBB-              4,000      LIBOR + 350 BP                 27.25%
-----------------------------------------------------------------------------
   BBB-             20,506      9.31%                          27.25%
-----------------------------------------------------------------------------
   BB               43,853      Treasury + 657.5 BP            18.75%
-----------------------------------------------------------------------------
Total            $ 419,185
-----------------------------------------------------------------------------



Results of Operations: Net income for the three months ended March 31, 2002 was $27,743 or $0.58 per share ($0.58 diluted). Net income for the three months ended March 31, 2001 was $11,773 or $0.35 per share ($0.33 diluted). Further details of the changes are set forth below.

The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                       For the Three Months Ended March 31,
                                         2002                        2001
                             -------------------------------------------------
                                       Interest                      Interest
                                        Income                        Income
                             -------------------------------------------------
CMBS                                   $13,279                        $10,307
Other securities                        15,400                          6,940
Commercial mortgage loans                3,619                          5,987
Mortgage loan pools                          -                          1,438
Cash and cash equivalents                  319                            197
                             -------------------------------------------------
Total                                  $32,617                        $24,869
                             =================================================


In addition to the foregoing, the Company earned $6,288 and $1,104 in interest income from securities held for trading during the three months ended March 31, 2002, and 2001, respectively, $261 and $367 in earnings from real estate joint ventures during the three months ended March 31, 2002 and 2001, respectively, and $185 in earnings from an equity investment during the three months ended March 31, 2002. There were no earnings from an equity investment for the three months ended March 31, 2001.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                      For the Three Months Ended March 31,
                                         2002                        2001
                                ---------------------------------------------
                                       Interest                      Interest
                                        Income                        Income
                                ---------------------------------------------
Reverse repurchase agreements         $ 8,147                        $ 8,928
Lines of credit and term loan             695                          3,708
                                ---------------------------------------------
Total                                 $ 8,842                       $ 12,636
                                =============================================

The foregoing interest expense amounts for the three months ended March 31, 2002 do not include a $1,175 reduction of interest expense related to hedge ineffectiveness, as well as a $3,973 addition to interest expense related to swaps. The foregoing interest expense amounts for the three months ended March 31, 2001 do not include a $172 reduction of interest expense related to swaps. See Note 10, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin, and net interest spread for the Company's portfolio. The following interest income and expense amounts exclude income and expense related to real estate joint ventures, equity investment, and hedge ineffectiveness.

                                         For the Three Months Ended March 31
                                        2002                          2001
                                     ----------------------------------------
  Interest income                     $39,090                       $25,973
  Interest expense                    $12,803                       $12,212
  Net interest margin                    5.01%                         5.04%
  Net interest spread                    4.56%                         3.92%


Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $5,407 for the three months ended March 31, 2002 were comprised of base management fees of $2,219 and incentive fees of $3,188. Management fees paid to the Manager of $2,449 for the three months ended March 31, 2001 were comprised of base management fees of $1,866 and incentive fees of $583. Other expenses/income-net of $576 and $494 for the three months ended March 31, 2002, and 2001, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. Other expenses/income-net for the three months ended March 31, 2001 includes the amortization of negative goodwill of $425; negative goodwill was written off effective January 1, 2002.

Other Gains (Losses): During the three months ended March 31, 2002 and 2001, the Company sold a portion of its securities available-for-sale for total proceeds of $354,187 and $315,975, resulting in a realized loss of $(4,079) and $(1,947), respectively. The gains on securities held for trading were $4,014 and $692 for the three months ended March 31, 2002 and 2001, respectively. The foreign currency (losses) gains of $(247) and $104 for the three months ended March 31, 2002 and 2001, respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: On March 14, 2002, the Company declared distributions to its shareholders of $.35 per share, payable on April 30, 2002 to shareholders of record on April 4, 2002.

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at March 31, 2002 and December 31, 2001:


                                                             March 31, 2002                     December 31,
                                                             Estimated                          2001 Estimated
                  Security Description                       Fair Value          Percentage     Fair Value          Percentage
------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
CMBS IOs                                                        $ 33,769            4.3%          $ 79,204             5.5%
Investment grade CMBS                                             12,402             1.6            14,590              1.0
Non-investment grade rated subordinated securities                     -               0           328,532             22.7
Non-rated subordinated securities                                      -               0            31,627              2.2
                                                            -----------------------------------------------------------------
                                                                  46,171             5.9           453,953             31.4
                                                            -----------------------------------------------------------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                 68,235             8.6            75,035              5.2
Agency fixed rate securities                                     604,729            76.2           804,759             55.7
Residential CMOs                                                  23,725             3.0            33,522              2.3
Home equity loans                                                 23,080             2.9            27,299              1.9
Hybrid arms                                                       27,241             3.4            51,386              3.5
                                                            -----------------------------------------------------------------
                                                                 747,010            94.1           992,001             68.6
                                                            -----------------------------------------------------------------

                                                            -----------------------------------------------------------------
Total securities available for sale                            $ 793,181          100.0%       $ 1,445,954            100.0%
                                                            =================================================================

Borrowings: As of March 31, 2002, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2002, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                For the Three Months Ended
                                                                      March 31, 2002
                                              ----------------------------------------------------------------
                                                 March 31, 2002            Maximum             Range of
                                                     Balance               Balance            Maturities
                                              ----------------------------------------------------------------
Reverse repurchase agreements                        1,502,919            1,725,283           2 to 54 days
Line of credit and term loan borrowings                101,444              101,444          109 to 740 days
                                              ----------------------------------------------------------------


Hedging Instruments: From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio. At March 31, 2002, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond future contracts, 2,610 ten-year U.S. Treasury Note future contracts and 681 five-year U.S. Treasury Note future contracts. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond futures, 500 ten-year U.S. Treasury Note future contracts, and a short call swaptions with a notional amount of $400,000.

Interest rate swap agreements as of March 31, 2002 and December 31, 2001 consisted of the following:

                     March 31, 2002                                                December 31, 2001

Notional      Estimated     Unamortized      Remaining           Notional      Estimated     Unamortized     Remaining
Value         Fair Value      Cost             Term               Value       Fair Value        Cost           Term
----------------------------------------------------------       ----------------------------------------------------------
 $752,000      $(2,307)        $4,657         6.71 years          $792,000      $(9,380)        $4,764       8.12 years


As of March 31, 2002, the Company had designated $682,000 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.


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

In March 2002, the Series A Preferred shareholder converted its remaining 10,000 shares of the Series A Preferred Stock into 34,427 shares of Company Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock.

For the quarter ended March 31, 2002, the Company issued 519,303 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,661.

As of March 31, 2002 $141,611 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $141,945 was available under the Company's $200,000 term facility with Merrill Lynch.

The Company's operating activities provided cash flows of $214 and $49,146 during the three months ended March 31, 2002 and 2001, respectively, primarily through net income and purchases of trading securities in excess of sales in 2001.

The Company's investing activities provided (used) cash flows totaling $193,591 and $(81,556), during the three months ended March 31, 2002 and 2001, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities (used) provided $(217,293) and $29,631 during the three months ended March 31, 2002 and 2001, respectively, primarily from secondary and follow on offerings in 2001 and reductions of the level of short-term borrowings.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.0 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of March 31, 2002, the Company was in compliance with all such covenants.

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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of March 31, 2002. Actual results could differ significantly from these estimates.


         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

                   Change in               Projected Change in
             Treasury Yield Curve,              Portfolio
                +/- Basis Points            Net Market Value
            ------------------------------------------------------
                      -300                        6.9%
                      -200                        5.9%
                      -100                        3.6%
                   Base Case                        0
                      +100                       (4.9)%
                      +200                       (11.1)%
                      +300                       (18.6)%


         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

                   Change in                Projected Change in
                Credit Spreads,                  Portfolio
                +/- Basis Points             Net Market Value
                --------------------------------------------------
                      -300                         55.1%
                      -200                         38.0%
                      -100                         19.6%
                   Base Case                         0
                      +100                        (20.9)%
                      +200                        (43.2)%
                      +300                        (66.7)%


      Projected Percentage Change In Portfolio Net Interest Income and
           Change in Net Income per Share Given LIBOR Movements


                                                       Projected Change in
                            Projected Change in      Portfolio Net Interest
 Change in LIBOR,                Portfolio              Income per Share
 +/- Basis Points           Net Interest Income
-----------------------------------------------------------------------------
       -200                         10.7%                     $0.25
       -100                          5.4%                     $0.12
       -50                           2.7%                     $0.06
    Base Case                          0                          0
       +50                          (2.7)%                   $(0.06)
       +100                         (5.4)%                   $(0.12)
       +200                       ( 10.7)%                   $(0.25)



Credit Risk: Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy, and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. The nature of the CMBS assets owned is such that all losses experienced by a pool of mortgages will be borne by the Company. Changes in the expected default rates of the underlying mortgages will significantly affect the value of the Company, the income it accrues and the cash flow it receives. An increase in default rates will reduce the book value of the Company's assets and the Company earnings and cash flow available to fund operations and pay dividends.

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

For purposes of illustration, a doubling of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 10.1% to approximately 8.77%. This would reduce GAAP income going forward by approximately $0.16 per common share per annum and cause a significant write down in assets at the time the loss assumption is changed to reduce the affected securities to their then fair value.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of March 31, 2002, the Company's duration on equity was approximately 4.25 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 4.25%. The difference in the value change when rates rise versus fall is attributable to the prepayment characteristics of the Company's RMBS portfolio. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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

Forward Looking Statements: Certain statements contained herein are not, and certain statements contained in future filings by Anthracite Capital, Inc. (the "Company") with the SEC, in the Company's press releases or in the Company's other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, currency risk management, the financial and securities markets, the real estate markets, and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

At March 31, 2002 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1 Third Amendment to the Management Agreement between the Company and the Manager, dated as of March 25, 2002 (correcting Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit was filed with a typographical error.)

(b)    Reports on Form 8-K

       Current Report on Form 8-K filed with the SEC on February 13, 2002.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ANTHRACITE CAPITAL, INC.


Dated:  May 15, 2002                    By:  /s/ Hugh R. Frater
                                            -----------------------------------
                                        Name:  Hugh R. Frater
                                        Title: President and Chief
                                               Executive Officer
                                              (authorized officer of registrant)




 Dated:  May 15, 2002                   By: /s/ Richard M. Shea
                                            -----------------------------------
                                        Name:  Richard M. Shea
                                        Title: Chief Operating Officer and
                                               Chief Financial Officer
                                              (principal accounting officer)