Form 10-K/A
period 2001-12-31
ANTHRACITE CAPITAL INC
filed 2002-05-17
CIK 1050112

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of May 15, 2002, the aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant, computed by reference to the closing price of $12.48 as reported on the New York Stock Exchange as of the close of business on April 26, 2002:
$570,969,697 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

         As of May 15, 2002, 46,200,110 shares of voting common stock ($.001 par value) were outstanding.

                              EXPLANATORY NOTE

         On April 1, 2002, Anthracite Capital, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). On April 29, 2002 the Company amended Part III of the Initial 10-K. This Annual Report on Form 10-K/A amends and restates Item 14 of the Initial 10-K, as amended, to revise the list of Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.

3.1 Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2000).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement filed by the Registrant with the Securities and Exchange Commission on March 18, 1998).

3.3 Form of Articles Supplementary of the Registrant establishing 10% Cumulative Convertible Redeemable Preferred Stock. (incorporated by reference to Appendix I of the proxy statement/prospectus forming a part of the Registration Statement filed by the Registrant with the Securities and Commission on April 11, 2000).

10.1 Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc. dated March 1, 1998 (the "Investment Advisory Agreement") (incorporated by reference to Exhibit 10.1 of the Registration Statement filed by the Registrant with the Securities and Exchange Commission on March 18, 1998).

10.2     Amendment No. 2 to the Investment Advisory Agreement.

10.3     Amendment No. 3 to the Investment Advisory Agreement.

10.4 Amendment No.3 to the Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on April 15, 2002).

10.5 Form of 1998 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registration Statement filed by the Registrant with the Securities and Exchange Commission on March 18, 1998).

23.1 Consent of Deloitte & Touche (incorporated by reference to to Exhibit 23.1 of the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1,
         2002).

24.1 Power of Attorney (incorporated by reference to reference to Exhibit 24.1 of the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1,
         2002).

Reports on Form 8-K.

1.       Current Report on Form 8-K filed on December 21, 2001.

2.       Current Report on Form 8-K filed on November 14, 2001.

3.       Current Report on Form 8-K filed on October 29, 2001.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANTHRACITE CAPITAL, INC.

Date:  May 16, 2002
                                     /s/ Hugh R. Frater
                                     ----------------------------
                                     Hugh R. Frater1
                                     President and Chief Executive Officer
                                     and Director
                                     (duly authorized representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 16, 2002
                                     /s/ Hugh R. Frater
                                     -------------------
                                     Hugh R. Frater
                                     President and Chief Executive Officer
                                     and Director


Date:  May 16, 2002                  /s/ Richard M. Shea
                                     -------------------
                                     Richard M. Shea
                                     Chief Financial Officer and
                                     Chief Operating Officer


Date: May 16, 2002                              *
                                     -------------------------------------
                                     Laurence D. Fink
                                     Chairman of the Board of Directors


Date: May 16, 2002                              *
                                     -------------------------------------
                                     Donald G. Drapkin
                                     Director

Date: May 16, 2002                               *
                                     -------------------------------------
                                     Carl F. Guether
                                     Director


Date: May 16, 2002                               *
                                     -------------------------------------
                                     Jeffrey C. Keil
                                     Director


Date: May 16, 2002                               *
                                     --------------------------------------
                                     Kendrick R. Wilson, III
                                     Director


Date: May 16, 2002                               *
                                     --------------------------------------
                                     David M. Applegate
                                     Director


Date: May 16, 2002                               *
                                     --------------------------------------
                                     Leon T. Kendall
                                     Director


*By:  /s/ Richard M. Shea
      -----------------------
          Richard M. Shea
          As Attorney-in-Fact