Form 10-Q
period 2002-06-30
ANTHRACITE CAPITAL INC
filed 2002-08-14
CIK 1050112

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

                      Commission File Number 001-13937


                          ANTHRACITE CAPITAL, INC.
                          ------------------------
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

                 345 Park Avenue, New York, New York 10154
                 -----------------------------------------
(Former name, former address, and for new fiscal year; if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)     Yes X             No __

                            (2)     Yes X             No __

         As of August 12, 2002, 46,527,054 shares of voting common stock ($.001 par value) were outstanding.





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

              Consolidated Statements of Financial Condition
              At June 30, 2002 (Unaudited) and December 31, 2001..................................................3

              Consolidated Statements of Operations
              For the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)...............................4

              Consolidated Statement of Changes in Stockholders' Equity
              For the Six Months Ended June 30, 2002 (Unaudited)..................................................5

              Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2002 and 2001 (Unaudited).........................................6

              Notes to Consolidated Financial Statements (Unaudited)..............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................18

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................33

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................38

Item 2.       Changes in Securities and Use of Proceeds..........................................................38

Item 3.       Defaults Upon Senior Securities....................................................................38

Item 4.       Submission of Matters to a Vote of Security Holders................................................38

Item 5.       Other Information..................................................................................38

Item 6.       Exhibits and Reports on Form 8-K...................................................................38

SIGNATURES    ...................................................................................................40




Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                 Anthracite Capital, Inc. and Subsidiaries
                                              Consolidated Statements of Financial Condition
                                                    (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2002             December 31, 2001
                                                                               -------------             -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                $   19,565                   $   43,071
Restricted cash equivalents                                                                  38,685                       37,376
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $      -                   $ 360,159
     Investment grade securities                                              424,124                   1,085,795
                                                                        --------------              --------------
Total securities available for sale                                                         424,124                    1,445,954
Securities held for trading, at fair value                                                  887,232                      564,081
Securities held to maturity
     Subordinated commercial mortgage-backed securities (CMBS)                398,859                           -
     Investment grade securities                                              158,770                           -
                                                                        --------------              --------------
Total securities held to maturity                                                           557,629                            -
Commercial mortgage loans, net                                                              134,043                      142,637
Investments in real estate joint ventures                                                     8,209                        8,317
Equity investment in Carbon Capital, Inc.                                                     9,164                        8,784
Receivable for investments sold                                                              13,999                      344,789
Other assets                                                                                 32,900                       18,267
                                                                                      --------------              ---------------
     Total Assets                                                                        $2,125,550                 $  2,613,276
                                                                                      ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS available for sale                $      -                   $ 178,631
    Secured by pledge of other securities available for sale
      and restricted cash equivalents                                         359,600                   1,039,469
    Secured by pledge of securities held for trading                          498,416                     559,145
    Secured by pledge of securities held to maturity                          403,688                           -
    Secured by pledge of investments in real estate joint ventures              1,337                       1,337
    Secured by pledge of commercial mortgage loans                             36,014                      57,356
                                                                        --------------              --------------
Total borrowings                                                                        $ 1,299,055                 $  1,835,938
Payable for investments purchased                                                           391,870                      346,913
Distributions payable                                                                        16,214                       17,245
Other liabilities                                                                            28,181                       29,807
                                                                                      --------------              ---------------
     Total Liabilities                                                                    1,735,320                    2,229,903
                                                                                      --------------              ---------------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $285 in 2001                                                                           -                          258
                                                                                      --------------              ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 46,325 shares issued and outstanding in June 30, 2002; and
     45,286 shares issued and outstanding in December 31, 2002                                   46                           45
10% Series B preferred stock, liquidation preference $55,317                                 42,086                       42,086
Additional paid-in capital                                                                  503,641                      492,531
Distributions in excess of earnings                                                         (8,183)                     (13,588)
Accumulated other comprehensive loss                                                      (147,360)                    (137,959)
                                                                                      --------------              ---------------
      Total Stockholders' Equity                                                            390,230                      383,115
                                                                                      --------------              ---------------
      Total Liabilities and Stockholders' Equity                                        $ 2,125,550                 $  2,613,276
                                                                                      ==============              ===============
The accompanying notes are an integral part of these financial statements.





                                                           Anthracite Capital, Inc.
                                             Consolidated Statements of Operations (Unaudited)
                                                      (in thousands, except per share data)
                                                          For the Three Months Ended             For the Six Months Ended
                                                                   June 30,                              June 30,
                                                       ----------------------------------    ----------------------------------
                                                            2002              2001                2002             2001
                                                            ----              ----                ----             ----
                                                       ---------------  -----------------    --------------- ------------------
Income:
    Interest from securities                                 $ 26,938           $ 19,204           $ 55,617           $ 36,451
    Interest from commercial mortgage loans                     3,427              4,209              7,046             10,196
    Interest from mortgage loan pools                               -                137                  -              1,575
    Interest from trading securities                            7,420              3,663             13,708              4,767
    Earnings from real estate joint ventures                      262                317                523                684
    Earnings from equity investment                               194                  -                379                  -
    Interest from cash and cash equivalents                       491                875                810              1,072
                                                       ---------------  -----------------    --------------- ------------------
        Total income                                           38,732             28,405             78,083             54,745
                                                       ---------------  -----------------    --------------- ------------------

Expenses:
    Interest                                                   13,047              9,450             21,079             21,043
    Interest-trading securities                                 2,427              2,407              6,035              3,278
    Management and incentive fee                                2,278              2,668              7,685              5,117
    Other expenses - net                                          497                 91              1,073                585

                                                       ---------------  -----------------    --------------- ------------------
        Total expenses                                         18,249             14,616             35,872             30,023
                                                       ---------------  -----------------    --------------- ------------------

Other gain (losses):

Gain on sale of securities available for sale                   4,154              5,134                 75              7,081
Gain (loss) on securities held for trading                    (11,914)              (124)            (7,900)               568
Foreign currency gain (loss)                                       18                  5               (229)               109

Loss on impairment of asset                                         -            (5,702)                  -             (5,702)
                                                       ---------------  -----------------    --------------- ------------------
       Total other gain (loss)                                (7,742)              (687)             (8,054)             2,056
                                                       ---------------  -----------------    --------------- ------------------

Income before cumulative transition adjustment                 12,741             13,102             34,157             26,778

                                                       ---------------  -----------------    --------------- ------------------

Cumulative transition adjustment - SFAS 142                         -                  -              6,327                  -
Cumulative transition adjustment - SFAS 133                         -                  -                  -             (1,903)
                                                       ---------------  -----------------    --------------- ------------------

Net Income                                                     12,741             13,102             40,484             24,875
                                                       ---------------  -----------------    --------------- ------------------

Dividends and accretion on preferred stock                      1,382              2,287              2,771              4,576
                                                       ---------------  -----------------    --------------- ------------------

Net Income available to Common Shareholders                  $ 11,359           $ 10,815           $ 37,713           $ 20,299
                                                       ===============  =================    =============== ==================

Net income per common share, basic:
    Income before cumulative transition adjustment              $0.25              $0.33              $0.68              $0.75
    Cumulative transition adjustment - SFAS 142                     -                  -               0.14                  -
    Cumulative transition adjustment - SFAS 133                     -                  -                  -              (0.06)
                                                       ---------------  -----------------    --------------- ------------------
      Net income                                                $0.25              $0.33              $0.82              $0.69
                                                       ===============  =================    =============== ==================

Net income per common share, diluted:
      Income before cumulative transition adjustment            $0.25              $0.32              $0.68              $0.71
      Cumulative transition adjustment - SFAS 142                   -                  -               0.14                  -
      Cumulative transition adjustment - SFAS 133                   -                  -                  -             (0.06)
                                                       ---------------  -----------------    --------------- ------------------
      Net income                                                                                                         $0.65
                                                                $0.25              $0.32              $0.82
                                                       ===============  =================    =============== ==================

Weighted average number of shares outstanding:
    Basic                                                      46,144             32,470             45,901             29,736
    Diluted                                                    46,183             36,631             45,951             33,874

The accompanying notes are an integral part of these financial statements.







Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2002
(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Series                              Accumulated


                                            Common       B     Additional  Distributions     Other                          Total
                                            Stock,   Preferred   Paid-In     In Excess   Comprehensive  Comprehensive  Stockholders'
                                           Par Value   Stock     Capital    Of Earnings       Loss          Income         Equity

Balance at January 1, 2002                       $45   $42,086    $492,531     ($13,588)     ($137,959)                   $383,115

Net income                                                                       40,484                         40,484     $40,484
Unrealized loss on cash flow hedges                                                            (18,616)        (18,616)    (18,616)

Reclassification adjustments from cash
flow hedges included in net income                                                                 496             496         496

Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment                                                                      8,719           8,719       8,719
                                                                                                        ----------------
Other Comprehensive loss                                                                                        (9,401)


Comprehensive Income                                                                                            $31,083
                                                                                                        ================

Dividends declared-common stock                                                 (32,308)                                   (32,308)

Dividends and accretion on preferred stock                                       (2,771)                                    (2,771)

Issuance of common stock                           1                10,852                                                  10,853

Conversion of Series A preferred stock to                              258                                                     258
common stock

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                         $46   $42,086    $503,641      ($8,183)     ($147,360)                   $390,230
                                       ============================================================================================



Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                          $8,644

Less: reclassification for realized gains
previously recorded as unrealized                                                                                    75
                                                                                                        ----------------
                                                                                                                  8,719


Unrealized gain on cash flow hedges                                                                             (18,616)
Reclassification adjustments from cash
flow hedges included in net income                                                                                  496
                                                                                                        ----------------

Net unrealized gain on securities                                                                              $(9,401)
                                                                                                        ================
               The accompanying notes are an integral part of these financial statements.





Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         For the Six          For the Six Months
                                                                                        Months Ended               Ended
                                                                                        June 30, 2002            June 30, 2001
                                                                                        -------------            -------------

Cash flows from operating activities:
     Net income                                                                            $     40,484            $     24,875

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Net sale (purchase) of trading securities                                                41,462                (388,353)
        Amortization on negative goodwill                                                             -                    (960)
        Compensation cost - stock options                                                             -                     132
        Cumulative transition adjustment                                                         (6,327)                  1,903
        Premium amortization (discount accretion), net                                           (2,176)                  4,509
        Loss on impairment of asset                                                                   -                   5,702
        Non-cash portion of net foreign currency gain                                               (69)                   (109)
        Net loss (gain) on sale of securities                                                     7,825                  (7,649)
        Distributions in excess of earnings from real estate joint ventures                         108                      59
        Increase in other assets                                                                 (8,405)                  4,694
        Increase in other liabilities                                                             4,701                  (9,675)
                                                                                 -----------------------   ---------------------
Net cash provided by (used in) operating activities                                              77,603                (364,872)
                                                                                 -----------------------   ---------------------

Cash flows from investing activities:
     Purchase of securities                                                                    (338,673)             (1,262,768)
     Funding of commercial mortgage loans                                                        (3,370)                (13,170)
     Repayments received from commercial mortgage loans                                          12,033                  67,467
     Increase in restricted cash equivalents                                                     (1,309)                (20,541)
     Principal payments received on securities available for sale                               120,235                  29,388
     Proceeds from sales of securities available for sale and mortgage loan pools               678,724                 853,219
     Net payments from hedging securities                                                        (6,609)                 (5,695)
                                                                                 -----------------------   ---------------------
Net cash provided by (used in) investing activities                                             461,031                (352,100)
                                                                                 -----------------------   ---------------------

Cash flows from financing activities:
     Net (decrease) increase in borrowings                                                     (536,883)                632,995
     Proceeds from issuance of common stock, net of offering costs                               10,853                  88,624
     Distributions on common stock                                                              (33,344)                (16,415)
     Distributions on preferred stock                                                            (2,766)                 (4,437)
                                                                                 -----------------------   ---------------------
Net cash (used in) provided by financing activities                                            (562,140)                700,767
                                                                                 -----------------------   ---------------------
Net decrease in cash and cash equivalents                                                       (23,506)                (16,205)
Cash and cash equivalents, beginning of period                                             $     43,071             $    37,829
                                                                                 -----------------------   ---------------------
Cash and cash equivalents, end of period                                                   $     19,565             $    21,624
                                                                                 =======================   =====================
Supplemental disclosure of cash flow information:
     Interest paid                                                                        $      34,887             $    20,339
                                                                                 =======================  =====================
     Investments purchased not settled                                                    $     391,870             $    94,048
                                                                                 =======================  =====================
     Investments sold not settled                                                         $      13,999             $    69,537
                                                                                 =======================  =====================

The accompanying notes are an integral part of these financial statements.




   Anthracite Capital, Inc. and Subsidiaries
   Notes to Consolidated Financial Statements (Unaudited)
   (In thousands, except per share data)
-----------------------------------------
   Note 1         ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

   The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K filed with the Securities and Exchange Commission.

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


   Note 2 ACCOUNTING CHANGE - BUSINESS COMBINATIONS

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company in the first quarter of 2002. Upon adoption of FAS 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $425 and $960 for the three and six months ended June 30, 2001. If such negative goodwill had not been amortized, the Company's income before cumulative translation adjustment would have been $12,783 and $26,058 for the three and six months ended June 30, 2001.


   Note 3 NET INCOME PER SHARE

   Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                  For the Three Months Ended       For the Six Months Ended
                                                                           June 30,                        June 30,
                                                                     2002            2001           2002            2001
--------------------------------------------------------------------------------------------------------------------------------
Numerator:

     Net Income available to common shareholders before
     cumulative transition adjustment                               $   11,359       $  10,815      $  31,386         $  22,202
       Cumulative transition adjustment                                      -               -          6,327           (1,903)

                                                                --------------- ---------------  --------------  ---------------
     Numerator for basic earnings per share                             11,359          10,815         37,713            20,299
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                         -             904              -             1,804
                                                                --------------- ---------------  --------------  ---------------
     Numerator for diluted earnings per share                       $   11,359       $  11,719      $  37,713         $  22,103
                                                                =============== ===============  ==============  ===============

Denominator:
     Denominator for basic earnings per share--weighted
     average common shares outstanding                                  46,144          32,470         45,901            29,737
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                         -           4,106             14             4,098
     Dilutive effect of stock options
                                                                            39              56             36                40
                                                                --------------- ---------------  --------------  ---------------
     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                            46,183          36,632         45,951             33,875
                                                                =============== ===============  ==============  ===============

Basic net income per weighted average common share:
     Income before cumulative transition adjustment                      $0.25           $0.33          $0.68             $0.75
     Cumulative transition adjustment - SFAS 142                             -               -           0.14                 -
     Cumulative transition adjustment - SFAS 133                             -               -              -            (0.06)
                                                                --------------- ---------------  --------------  ---------------
     Net income                                                       $   0.25       $    0.33       $   0.82         $    0.69
                                                                =============== ===============  ==============  ===============

Diluted net income per weighted average common share and common share equivalents:
     Income before cumulative transition adjustment                   $   0.25       $    0.32      $    0.68        $     0.71
     Cumulative transition adjustment - SFAS 142                             -               -           0.14                 -
     Cumulative transition adjustment - SFAS 133                             -               -                           (0.06)
                                                                --------------- ---------------  --------------  ---------------
     Net income                                                          $0.25           $0.32          $0.82             $0.65

                                                                =============== ===============  ==============  ===============

   Note 4     SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of June 30, 2002 are summarized as follows:

                                                                                     Gross           Gross         Estimated
                                                                   Amortized    Unrealized Gain    Unrealized         Fair
                      Security Description                           Cost                             Loss           Value
  -------------------------------------------------------------- -------------- ---------------- --------------- ---------------
  Commercial mortgage-backed securities ("CMBS"):
  CMBS IOs                                                            $ 42,138          $   665        $  (425)        $ 42,378
                                                                 -------------- ---------------- --------------- ---------------
       Total CMBS                                                       42,138              665           (425)          42,378
                                                                 -------------- ---------------- --------------- ---------------

  Single-family residential mortgage-backed securities ("RMBS"):
  Agency adjustable rate securities                                     46,605              367           (194)          46,778
  Agency fixed rate securities                                         295,697            1,367           (792)         296,272
  Residential CMOs                                                      17,400              266           (407)          17,259
  Hybrid ARMs                                                           21,255              182               -          21,437
                                                                 -------------- ---------------- --------------- ---------------
       Total RMBS                                                      380,957            2,182         (1,393)         381,746
                                                                 -------------- ---------------- --------------- ---------------
  Total securities available for sale                                  423,095            2,847         (1,818)         424,124
                                                                 ============== ================ =============== ===============

   As of June 30, 2002, an aggregate of $371,124 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

   As of June 30, 2002, the anticipated weighted average unlevered yield to maturity based upon the adjusted cost of the Company's securities available for sale was 6.08% per annum. The Company's anticipated yields to maturity on its securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

   As discussed in Note 6, on March 31, 2002, the Company reclassified its subordinated non-investment grade CMBS from available-for-sale to held to maturity.


   Note 5     SECURITIES HELD FOR TRADING

   Securities held for trading includes assets that are intended to be held for a short period of time. These securities are required to be marked to market through the income statement at quarter end.

   This includes assets held as part of an active trading strategy designed to generate economic and taxable gains. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities. The Company uses treasury futures to hedge a portion of its interest rate risk. The Company classifies a significant portion of its RMBS portfolio as held for trading to balance the mark to market risk of the futures.

   The Company's securities held for trading are carried at estimated fair value. At June 30, 2002, the Company's securities held for trading consisted of FNMA Mortgage Pools with an estimated fair value of $890,961, a short 10 year U.S. Treasury Note with an estimated fair value of $(3,447), short interest rate swap agreements which represented a notional amount of $(160,000) and a fair value of $(1,360), an interest rate swap agreement with a notional amount of $(112,145) and a fair value of $(112) which converts REIT debt securities' biannual payments to monthly payments, and an interest rate cap which represented a notional amount of $85,000 and a fair value of $1,190. The Company's active trading strategies and its RMBS portfolio consist of predominantly low coupon fixed rate 15 year mortgages and contracts to purchase such mortgages hedged with swaps or treasury futures.

   The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates. The value of these positions will be affected by periods of high interest rate volatility.

   Note 6     SECURITIES HELD TO MATURITY


   At the end of the first quarter of 2002 the Company reclassified its subordinated non-investment grade CMBS on the balance sheet from available for sale to held to maturity. This reclassification reflected the Company's intent and ability to hold these assets until maturity in anticipation of closing the CDO financing in May 2002. The effect of this change is that these assets will be presented on the balance sheet at their carrying value, rather than previously at their fair market value. As this reclassification was effective on March 31, 2002, the carrying value as of March 31, 2002 is equal to the market value at the date of transfer for all assets purchased prior to January 1, 2002. Any unamortized gain or loss relating to the securities remains in accumulated other comprehensive loss ("OCI") and will be amortized as an adjustment of yield over the anticipated life of the security. For those assets purchased during the first three months of 2002, an approximate par of $186,000, the adjusted cost basis at March 31, 2002 is equal to the original purchase price.

   The par value, amortized cost, carrying value and estimated fair value of securities held to maturity as of June 30, 2002 are summarized as follows:


                                                   Par        Unamortized   Amortized Cost  Unamortized  Carrying    Estimated
                                                                Discount                  Balance in OCI   Value    Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Non-investment grade rated subordinated            $ 647,524     $ (188,263)     $ 459,261     $ (88,256)  $371,005    $ 381,056
securities

Non-rated subordinated securities                    126,010        (92,234)        33,776        (5,922)    27,854       25,509
Investment grade CMBS                                 47,730         (1,158)        46,572              -    46,572       49,332

                                             ------------------------------------------------------------------------------------
     Total CMBS                                      821,264       (281,655)       539,609       (94,178)   445,431      455,897
                                             ------------------------------------------------------------------------------------


Investment grade REIT debt securities                112,145              53       112,198              -   112,198      116,013

                                             ------------------------------------------------------------------------------------
Total securities held to maturity                  $ 933,409      $(281,602)      $651,807     $ (94,178)  $557,629     $571,910
                                             ====================================================================================


   The Company's anticipated yields to maturity on its subordinated CMBS and investment grade securities held to maturity are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS. Such delinquencies and credit losses are typically a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.


   The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of June 30, 2002:


     ---------------------------------------------------------------- ------------------------------------------
                                                                                 June 30, 2002
     ------------------------------------------ --------------------- -------------------- ---------------------
                                                  Principal             Number of               % of
                                                                          Loans              Collateral
     ------------------------------------------ --------------------- -------------------- ---------------------
     Past due 30 days to 60 days                       $14,696                    8                 0.15%
     ------------------------------------------ --------------------- -------------------- ---------------------
     Past due 60 days to 90 days                        11,252                    4                  0.11
     ------------------------------------------ --------------------- -------------------- ---------------------
     Past due 90 days or more                          148,226                   22                  1.52
     ------------------------------------------ --------------------- -------------------- ---------------------
     REO                                                19,805                    5                  0.20
     ------------------------------------------ --------------------- -------------------- ---------------------
     Total                                            $193,979                   39                 1.98%
     ------------------------------------------ --------------------- -------------------- ---------------------
     Total principal balance                        $9,774,075                1,899
     ------------------------------------------ --------------------- -------------------- ---------------------


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


   The Company owns several subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from an A1- rated surety. The bankruptcy court has approved of the surety providing debtor-in-possession financing for up to $20,000. The principal amount of the loan is $209,305 relative to the remaining principal amount in the GMAC 98 C-1 CMBS securitization of $1,295,616.



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

   On June 15, 2002, the Company declared distributions to its common shareholders of $0.35 per share, payable on July 31, 2002 to stockholders of record on June 29, 2002. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.


   For the three and six months ended June 30, 2002, the Company issued 302,655 and 821,968 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $3,459 and $9,120, respectively. For the three and six months ended June 30, 2001, the Company issued 717,624 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $7,065 for the three and six months ended June 30, 2001.



   Note 8     TRANSACTIONS WITH AFFILIATES


   The Company has an Investment Advisory Agreement (the "Management Agreement") with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two-year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the unanimous approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four year period to value the Management Agreement in the event of termination, and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") in the renewal process. Houlihan Lokey is a national investment banking and financial advisory firm.


   The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+.

   The Company incurred $2,278 and $4,497 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2002 and $2,109 and $3,980 in base management fees for the three and six months ended June 30, 2001. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $6 and $11 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2002 and $68 and $156 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2001.

   Through March 28, 2002, the Company paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined in the Management Agreement) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for the six months ended June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effective July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%.


   Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee will be based on 25% of the Company's GAAP net income. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. Additionally, the Management Agreement was revised in May 2002 as the Manager agreed that in determining GAAP earnings for purposes of calculating the incentive fee, GAAP earnings for the three months ended March 31, 2002 would not include the $6,327 income recognized as the cumulative effect of implementing SFAS 142. Instead, the income from the cumulative effect of SFAS 142 will be included in GAAP income in the periods in which it would have been earned had the Company not adopted SFAS 142. The Company incurred $3,188 in incentive compensation for the six months ended June 30, 2002, and $559 and $1,137 in incentive compensation for the three and six months ended June 30, 2001. The Company did not incur incentive compensation for the three months ended June 30, 2002. Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six month period ended June 30, 2002, the administration fee was $43 and $86, respectively. For the three and six month period ended June 30, 2001, the administration fee was $35 and $66, respectively.


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


   On July 20, 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock . The Company does not pay BlackRock management or incentive fees through Carbon and has additionally received a reduction of management fee for this investment on its own management contract with BlackRock as a result of this investment. On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans all of which are secured by office buildings. The Company's remaining commitment is $41,216. As of June 30, 2002, the Company owned 20.3% of the outstanding shares in Carbon, and BlackRock Financial Management, Inc., its affiliates, officers, directors and employees collectively owned 3.9%.


   At the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2002, the installment payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.


   Note 9      BORROWINGS


   Certain information with respect to the Company's collateralized borrowings excluding Collateralized Debt Obligations ("CDO") at June 30, 2002 is summarized as follows:


                                                                               Reverse                 Total
                                                    Lines of Credit           Repurchase
                                                     and Term Loans           Agreements             Collateralized
                                                                                                      Borrowings
                                                    ----------------------- --------------------- -----------------------
       Outstanding borrowings                               $ 37,351              $858,016                $895,367
      Weighted average borrowing rate                          4.34%                 1.83%                   1.93%
      Weighted average remaining maturity                   369 days               19 days                 33 days
      Estimated fair value of assets pledged                 $57,869              $884,922                $942,791

   As of June 30, 2002, $21,348 of borrowings outstanding under the lines of credit was denominated in pounds sterling and interest payable is based on sterling LIBOR.

   As of June 30, 2002, the Company's collateralized borrowings had the following remaining maturities:


                                                     Lines of                Reverse                  Total
                                                    Credit and              Repurchase
                                                    Term Loan               Agreements            Collateralized
                                                                                                    Borrowings
                                               ----------------------- ----------------------- -----------------------
      Within 30 days                                   $   1,337                $858,016                $859,353
      31 to 59 days                                            -                       -                       -
      Over 60 days                                        36,014                       -                  36,014
                                               ----------------------- ----------------------- -----------------------
                                                         $37,351                $858,016                $895,367
                                               ======================= ======================= =======================

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


   On May 29, 2002 the Company issued ten tranches of secured debt through a CDO. In this transaction a wholly-owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO debt as of June 30, 2002 is $403,688. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.94 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for the CDO of approximately 7.21%. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and 100% of its unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of June 30, 2002 of the collateral securing the CDO consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of June 30, 2002, the collateral securing the CDO has a fair value of $410,796. Proceeds from the CDO were used to pay off all of the financing of the Company's CMBS Below Investment Grade portfolio, BBB portfolio, and its REIT debt portfolio. Prior to the CDO, these portfolios were financed with thirty-day repurchase agreements with various counterparties that marked the assets to market on a daily basis at interest rates based on 30 day LIBOR. For accounting purposes, this transaction was treated as a secured financing, and the loan is non-recourse to the Company.



   Note 10      DERIVATIVE INSTRUMENTS

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income (OCI). Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

   As of June 30, 2002, the Company had interest rate swaps with notional amounts aggregating $866,495 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $20,505 liability included in other liabilities on the statement of financial condition. For the six months ended June 30, 2002, the net change in the fair value of the interest rate swaps was a decrease of $18,404 of which $212 was deemed ineffective and is included as a reduction of interest expense and $18,616 was recorded as a reduction of OCI. As of June 30, 2002, the $866,495 notional amount of the swaps, which were designated as cash flow hedges, had a weighted average remaining term of 5.4 years.


   During the three months ended June 30, 2002, the Company closed two of its interest rate swaps with a notional amount of $103,000, which were designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will amortize as an increase of interest expense the $2,268 loss in value included in OCI incurred upon closure of the swaps over their remaining terms. The amortized cost of $4,585 related to the purchase of the swap, will continue to be amortized as a decrease of interest income over the remaining term of the swap.


   As of June 30, 2002, the Company had interest rate swaps with notional amounts aggregating $272,145 designated as trading derivatives. Their aggregate fair value at June 30, 2002 of $(1,473) is included in trading securities. For the six months ended June 30, 2002, the change in fair value for these trading derivatives was a decrease of $1,718 and is included as an addition to loss on securities held for trading in the consolidated statement of operations. As of June 30, 2002, the $272,145 notional of swaps, which were designated as trading derivatives, had a weighted average remaining term of 9.24 years.

   Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At June 30, 2002 and 2001, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $1,610 and $10,675, respectively.

   The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

   At June 30, 2002, the Company had outstanding a long position of 645 five-year U.S. Treasury Note future contracts expiring in September 2002, which represented $64,500 in face amount of U.S. Treasury Notes, and an interest rate cap with a notional amount of $85,000. Additionally, at June 30, 2002, the Company had outstanding a short position of 2,735 ten-year U.S. Treasury Note future contracts expiring in September 2002, which represented 273,500 in face amount of U.S. Treasury Notes. The estimated fair value of these contracts was approximately $(218,320) at June 30, 2002, included in securities held for trading, and the change in fair value related to these contracts is included as a component of loss on securities held for trading.


   Note 11      SUBSEQUENT EVENTS


   On July 16, 2002, the Company extended its $185,000 committed credit facility with Deutsche Bank, AG for three years until July 15, 2005. The Company's leverage constraint of 5.0 to 1, as provided for in the Deutsche Bank facility, was revised to be 5.5 to 1.


   On July 8, 2002 the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only in the first year, with the repayment of principal not due for three years. As of August 13, 2002, no amounts were drawn under this facility. The facility is LIBOR based.



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   General

   The Company's long-term goal is to provide a consistent dividend primarily supported by long-term operating earnings from a portfolio of commercial real estate loans and securities secured by such loans.


   The Company reported $0.25 per share of net income for the second quarter of 2002 and $0.82 for the six months ended June 30, 2002. The comparable figures for the year earlier periods were $0.32 and $0.65 respectively. Operating Income for the second quarter was $0.43 per share and $0.86 for the six months ended June 30, 2002 versus $0.34 and $0.65 per share respectively for the year earlier periods. The Company considers operating income ("Operating Income") to be its net interest income less all operating expenses and loss provisions. Operating Income does not include potentially non-recurring items such as the effects of accounting changes (FAS 133 and 142). It also does not include realized or unrealized gains and losses from active trading and from mark to market of assets and hedging instruments held for trading. Securities held for trading can be separated into two general categories. First, those residential mortgage backed securities held primarily for liquidity diversification, and second, those securities held for active trading associated with strategies designed to generate realized capital gains over time to offset capital loss carry forwards. During the three and six months ended June 30, 2002 these items resulted in losses of $0.19 per share and $0.04 per share respectively including the effects of accounting changes. The loss on securities held for trading is related to a widening of residential mortgage spreads relative to their associated hedges.

   When establishing the level of dividends the Company relies primarily on its Operating Income as the Company believes that despite periodic fluctuations in values, gains and losses from securities held for trading will generally net positive gains. On June 20, 2002, the Company declared a quarterly dividend of $0.35, which results in a semi-annual rate of $0.70. This level of semi-annual dividends is consistent with the semi-annual level of operating and reported earnings. Excluding the effects of accounting changes, income for the first six months of 2002 is $0.68 per share, which is also consistent with the level of dividends declared during the period.


   The Company's second quarter Operating Income represents an annualized return on the quarter's average common stock equity (Annualized ROE) of 22.6% and net interest margin of 4.8%. The comparable figures for the year earlier period were 18.9% and 4.9% respectively.

   The highlights of the first six months of 2002 include the following:

|_| Execution of a secured financing transaction to substantially reduce the funding risk of the Company's credit sensitive securities,
|_| Reduction in the Company's exposure to short-term and long-term interest rates,
|_| Increase of $70,000 in the Company's liquid assets available for reinvestment,
|_| 32% year over year increase in six-month operating income per share, from $0.65 to $0.86 per share, and
|_| 13% year over year increase in six-month dividends per share, from $0.62 to $0.70 per share.


On May 29, 2002 the Company issued ten tranches of secured debt through a collateralized debt obligation (CDO). In this transaction a wholly-owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon. All floating rate coupons were swapped to a fixed rate resulting in a total fixed rate cost of funds for the CDO of approximately 7.21%. The CDO was structured to match fund the cash flows from a significant portion of the Company's subordinated CMBS and 100% of its unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of June 30, 2002 of the portfolio securing the CDO consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. Proceeds from the CDO were used to pay off all of the financing of the Company's CMBS Below Investment Grade portfolio, BBB portfolio, and its REIT debt portfolio. Prior to the CDO, these portfolios were financed with thirty-day repurchase agreements with various counterparties that marked the assets to market on a daily basis at interest rates based on 30 day LIBOR. For accounting purposes, the CDO is treated as a secured financing, and the CDO debt is non-recourse to the Company.


The CDO issuance eliminates the funding risk, the short-term rate risk, and mark to market risk currently associated with financing these assets. The elimination of this funding risk is expected to provide a more sustainable earnings stream over the long-term which should result in greater consistency of the Company's dividend. There is no effect on the Company's book value per share.


The CDO debt was sold to institutional investors on three continents in eight countries. The cost of funds of the CDO for the AAA rated tranche was lower than all commercial real estate CDO's previously executed. The efficient execution of this transaction indicates that the global capital markets consider the Company to be a premier platform in the commercial real estate finance sector.


The CDO advance rates were significantly better than the repo market and the advance rates permitted by the Company's financing facilities. This generated approximately $70,000 of excess liquidity that will be utilized to invest in additional commercial real estate opportunities. The current uncertainty in the U.S. economy and capital markets in particular has slowed the pace of the Company's reinvestment activity. The Company has deployed more capital into its highly liquid Residential Mortgage Backed securities strategy to continue generating consistent earnings while maintaining its conservative underwriting discipline.

The GAAP book value per share at quarter end was $7.52. The net asset value per common share of the Company at quarter end was $7.83 based upon market prices provided by dealers. The net asset value per common share decreased approximately 2% from $7.97 at March 31, 2002 and has increased 4% from $7.53 as of December 31, 2001.

Market Conditions and Their Effect on Company Performance

Overview: The U.S. economic recovery is uneven. Despite an unexpected 5% increase in first quarter GDP, apparent gains in manufacturing, a decline in the pace of layoffs and continued strength in housing are being offset by slumping consumer confidence, weak corporate spending, a plummeting dollar and shattered investor confidence. With a 1.1% GDP growth number in the second quarter which would have been negative absent inventory building, talk of a "double-dip" recession has resurfaced.

The staggering US stock market is overwhelming and influencing economic fundamentals. If one views market psychology as a pendulum swinging between fear and greed, there is little doubt that the pendulum has swung towards fear. So far in 2002, we have seen the largest outflows ever from equity mutual funds, the largest inflows ever into municipal bond funds, the highest price for gold in three years, the worst month ever in the high yield market, the biggest ever corporate bankruptcy, the highest level since September 2001 in the VIX index of equity volatility, and the first period since 1975 that the average mutual fund had negative returns for the trailing three years. In this type of environment we do not expect businesses or consumers to spend aggressively which in turn suggests weakness for real estate fundamentals.

The principal performance risks that the Company faces are (i) credit risk on the CMBS and commercial real estate loans it underwrites; (ii) interest rate risk, which affects the market value of the Company's assets and the cost of funds needed to finance these assets and (iii) liquidity risk, which affects the Company's ability to finance itself over the long term. Of these risks, the greatest risk for the Company is credit risk.

Credit Risk and Company Performance: The Company's primary risk is commercial real estate credit risk. These investments take two forms: (1) below investment grade CMBS, and 2) commercial real estate loans.

CMBS Credit Risk:

Credit spreads represent the premium above the Treasury rates required by the market to take credit risk. CMBS below investment grade bonds have outperformed similarly rated corporate bonds during the second quarter. Relative performance of CMBS has been supported by CDO accumulation, insurance company purchases, and a new issue supply which has run below 2001 volume. The performance of corporate bonds has been driven by a dramatic increase in credit event risk and extremely weak investor sentiment. The chart below compares the credit spreads for high yield CMBS to high yield corporate bonds.


                                              Average Credit Spreads (in basis points)*
                                              -----------------------------------------

                                             BB CMBS              BB Corporate              Difference
                                             -------              ------------              ----------
   As of June 30, 2002                       571                  549                       22
   As of March 31, 2002                      589                  415                       174


                                             B CMBS               B Corporate               Difference
                                             ------               -----------               ----------
   As of June 30, 2002                       1052                 783                       269
   As of March 31, 2002                      1046                 614                       432

     *Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers High Yield Index

   The Company owns seven CMBS first loss securitizations. Five of the seven were issued in 1998. The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 vintage transactions to be the most relevant measure of credit performance market conditions applicable to its CMBS first loss holdings. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. The delinquency statistics are shown in the table below:


---------------- ------------------------------------------------------- --------------------------------------------------------
                     Lehman Brothers Conduit Guide For 1998 Vintage        Lehman Brothers Conduit Guide For All Transactions
                                      Transactions
---------------- -------------------- ----------------- ---------------- -------------------- ------------------- ---------------
     Date             Number of          Collateral      % Delinquent         Number of       Collateral Balance   % Delinquent
                   Securitizations        Balance                          Securitizations
---------------- -------------------- ----------------- ---------------- -------------------- ------------------- ---------------
   6/30/02          39                   $50,625           1.89%            230                  $201,105              1.57%
---------------- -------------------- ----------------- ---------------- -------------------- ------------------- ---------------
   3/31/02          39                   $50,978           1.89%            222                  $195,063              1.61%
---------------- -------------------- ----------------- ---------------- -------------------- ------------------- ---------------

   Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. The MSDW index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2002 the MSDW index indicated that delinquencies on 183 securitizations was 2.06%. As of March 31, 2002, this same index tracked 180 securitizations with delinquencies of 2.08%. See the section titled "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

   The Company's below investment grade CMBS portfolio has a total par amount of $773,534. Of this amount, $126,010 is the par of the securities that represent the first loss on the underlying mortgages, and $546,502 is the par of the securities that represent the remaining tranches owned by the Company when the Company owns the first loss security. The Company, in performing its due diligence upon acquisition of the securities, estimated $180,000 of principal would not be recovered. This estimate was developed on a loan-by-loan basis and represents in aggregate approximately 1.8% of the underlying principal balance of the collateral. In aggregate this loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio, and an average assumed loss severity of 34% of loan balance (which is equivalent to the long-term historical average including both principal and interest calculated in a study of thirty years of loan data). Actual results could materially differ from estimated results. See "Risk Disclosures" for a discussion of how differences between estimated and actual losses could affect Company earnings. There are currently 1,899 underlying first mortgage loans supporting the Company's first loss CMBS with an aggregate principal balance of over $9.7 billion as of June 30, 2002. The average loan to value (LTV) and debt service coverage ratios (DSCR) at the origination of these loans were 69.9% and
   1.46 times respectively.

   The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type are:


------------------------------------------------------------------------------------------------
                              6/30/02                            3/31/02
                             Exposure                           Exposure
------------------------------------------------------------------------------------------------
Property Type            Loan Balance           % of Total  Loan Balance             % of Total
------------------------------------------------------------------------------------------------
   Multifamily                 $3,375,486            34.5%         $3,402,871             34.6%
   Retail                       2,729,418            27.9           2,740,315             27.9
   Office                       1,849,196            18.9           1,855,873             18.9
   Lodging                        845,327             8.7             849,527              8.6
   Industrial                     594,654             6.1             602,157              6.1
   Healthcare                     350,024             3.6             351,837              3.6
   Parking                         29,970             0.3              30,079              0.3
------------------------------------------------------------------------------------------------
   Total                       $9,774,075             100%         $9,832,659              100%
------------------------------------------------------------------------------------------------

Of the 39 delinquent loans shown on the chart in Note 6, three were delinquent due to technical reasons, five were Real Estate Owned and being marketed for sale, six were in foreclosure, and the remaining 15 loans were in some form of workout negotiations. Aggregate realized losses of $319 were taken in the second quarter of 2002. This brings cumulative net losses realized to $5,609, which is 3.1% of total estimated losses. This experience to-date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages.

The Company reports income based on an assumption that losses will occur over time. The Company reviews its loss estimates on a quarterly basis. This review includes analysis of monthly payment experience and a quarterly review of reported debt service coverage ratios of the underlying properties. To date no adjustments to the loss estimates have been made. During the second quarter of 2002 the Company also experienced early payoffs of $24,191, which represents 0.25% of the year-end pool balance. These loans were paid-off at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

The subordinated CMBS owned by the Company has a delinquency experience of 1.98%, compared to 1.89% for the Lehman Brothers Conduit Guide for 1998 vintage transactions. Although delinquencies on the Company's CMBS collateral as a percent of principal declined since March 31, 2002, the Company expects delinquencies to continue to rise throughout 2002 in line with expectations.

The Company owns six subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The $209,305 loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from a A1- rated surety. When the borrower ceased making payments in November 2000 the surety began making the monthly debt service payments; at that time the surety's total obligation was set at approximately $215,000 as per the terms of the surety agreement which covers both principal and interest. As of June 30, 2002, the surety's remaining obligation to pay the borrowers scheduled debt service payments was approximately $184,000. The bankruptcy court has approved of the surety providing debtor in possession financing for up to $20,000. At this time, the Company does not believe that an adjustment is required for possible losses on this loan.

As of June 30, 2002 the fair market value of the Company's holdings of CMBS is $86,472 lower than the adjusted cost for these securities. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of June 30, 2002 represents approximately 62% of its par amount. The market value of the Company's CMBS portfolio as of June 30, 2002 represents approximately 49% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of June 30, 2002 the Company believes there has been no material change in the credit quality of its portfolio. As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect the market value.

The Company's GAAP income for its CMBS securities is computed based upon a yield which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through June 30, 2002, the Company's GAAP income accrued on its CMBS assets was approximately $14,600 lower than the taxable income accrued on the CMBS assets.


As part of the acquisition of CORE Cap, Inc. in May 2000 the Company acquired securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC 1998-B Trust"). The Trust is collateralized by loans on 320 properties to 71 borrowers. The properties are largely franchise restaurants and gas station convenience stores. The Company owns the class B tranche in the par amount of $16,366. As of June 30, 2002 this security was rated BB by Fitch (on ratings watch negative), and rated B by Standards and Poors (not on credit watch) and was current with respect to principal and interest. The adjusted cost of the security is 87% of par or $14,218 and is currently held as available for sale at 27% of par or $4,419. The $9,797 difference between adjusted cost and carrying value is reflected as a balance sheet item in Other Comprehensive Income. Were the Company to conclude based on subsequent information that actual cash flows were to differ materially from expected cash flows then the Company would take an impairment charge through income to reflect the difference between original expected cash flows and its estimate at that time. Although data received in the future may suggest otherwise, based on currently available data, the Company does not feel that an impairment charge is required. The principle factors relating to this determination at this time are the existence of approximately $30 million of structural subordination below the Company's position, generally stable defaults and delinquencies on underlying loans over the past year, a stabilization in aggregate delinquencies and defaults industry wide in the franchise receivables market, and the fact that the servicing of the underlying loans is now being performed by a more credible servicer in the form of GMAC. In addition, the bond class subordinate to the Company's position remains current.


Commercial Real Estate Markets:

Despite the very strong relative performance of the real estate equity indices, fundamental property performance is weak. Demand has been negative in all property segments with the exception of retail. Office vacancies are at the highest level in a decade, multifamily is weak for the first time in a decade, lodging is struggling to recover pricing power and industrial has experienced its largest ever deterioration in occupancy. While retailers (principally discounters) have performed well on the strength of extraordinary levels of consumer spending, the Company will be very selective in this asset class in a world of slower consumer spending.

Despite historically low interest rates, commercial lending volume is down from a near record in 2001. This decline in lending volume can be attributed to: the concern over terrorism insurance, the smaller need for acquisition financing given the continued bid/offer gap between buyers and sellers, and a general lower amount of debt which is maturing which would need to be refinanced. The pricing for high yield real estate debt has gotten tighter reflecting greater investor interest in the sector rather than improving real estate fundamentals. Using new issue BB CMBS spreads as a proxy, spreads on new issue BB CMBS have tightened by approximately 100 basis points, or 20%, in the past 12 months.

Commercial Real Estate Loans:

The Company owns $134,526 in principal balance comprising of seven loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. There are no delinquencies in the Company's commercial real estate loan portfolio which is relatively small and heterogeneous. The Company has determined it is not necessary to establish a loan loss reserve.

Interest Rate Risk and Company Performance:

Long-term interest rates rallied during the second quarter 2002. Both long-term and short-term interest rates affect Company performance. The majority of the Company's asset values are indexed off of Ten Year Treasury securities. The amount of financing available for portfolio assets that are not in the CDO is based on their market values. The Company is currently not borrowing on its CMBS portfolio outside of the CDO. The total amount of borrowing on the RMBS portfolio is $848,051.

To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments and hedges, the Company's earnings could be negatively affected. The chart below compares the rate for ten-year U.S. Treasury securities to the one-month LIBOR rate.




                                            Ten Year U.S Treasury         One month
                                            Securities                    LIBOR                Difference
                                            ---------------------         ---------            ----------
     June 30, 2002                          4.82%                         1.84%                2.98%
     March 31, 2002                         5.41%                         1.88%                3.53%


The Company actively hedges its exposure to both short-term and long-term rates. The degree of hedging and the choice of hedging instruments depends on market conditions. This information is reviewed on a daily basis and changes are made accordingly. The Company uses a combination of interest rate futures contracts and interest rate swap agreements to hedge these exposures. The cost of the Company's hedging strategy during the second quarter was $5,384, or $0.12 per share.

Liquidity Risk:

The Company acquires its investments using its capital and borrowed funds. The availability of funds is a key component of the Company's operations. During times of market uncertainty the availability of this type of financing can be very limited. The Company currently funds itself mainly through its long-term match funded CDO debt and short-term secured lending arrangements with various counterparties. The Company also recently renewed its committed borrowing facility from Deutsche Bank in the amount of $185,000. This facility matured in July 2002 and was extended to July 2005. Additionally, on July 8, 2002 the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only in the first year, with the repayment of principal not due for three years.

During the quarter ended June 30, 2002, the Company's weighted average credit rating of invested equity increased from BB- to BB based on the additional liquidity raised from the CDO. Aggregate leverage declined from 4.0:1 debt to capital at March 31, 2002 to 3.3:1 as of June 30, 2002 as the Company paid down existing liabilities coincident with the CDO and decreased its investment in RMBS assets. The three investment operations of the Company are all financed on a secured basis at levels that take into account the specific risks of that asset class. As of June 30, 2002 the Company's CMBS portfolio that was not included in the CDO was not financed. The commercial real estate loan portfolio was financed at a debt to capital ratio of 0.33:1, and the RMBS was financed at a ratio of 9.35:1.

The Company's RMBS portfolio continues to enjoy exceptional carry, as the yield curve remained steep. The Company's residential portfolio is comprised of 15-year agency residential mortgages with coupons of 5.5% or 6.0%. The attractive interest spread between RMBS and short-term rates is expected to continue, as the Fed recently switched to an easing bias indicating it will not raise short-term rates in the near term. Refinancing was moderate during the quarter ended June 30, 2002 but lower rates at quarter end and beyond is creating greater supply expectations in the low coupon fixed as well as adjustable rate mortgage markets. These supply expectations are preventing mortgages from increasing in value in line with reduced interest rates. The Company will maintain its commitment to this sector until compelling long-term commercial real estate loan investments become available. The RMBS portfolio contributed approximately $0.20 per share to the Operating Income of the Company but can contribute to greater variability of reported results due to the mark to market requirement.

Within the residential mortgage portfolio the Company maintains an active trading strategy designed to take advantage of market opportunities and generate realized capital gains. During the second quarter the Company maintained a trade where it entered into contracts to purchase up to $500,000 of 5.5% and 6.0% fixed coupon 15-year agency residential mortgages offset by over $500,000 notional amounts of five year interest rate swaps and various treasury futures contracts. At the beginning of the second quarter the spread between the mortgage contracts and swaps was historically wide. This trade was intended to profit from that gap narrowing. The mortgages performed poorly as prepayment fears took hold and volatility increased. While the low coupons of the Company's mortgages generally have less prepayment risk, fears of increased supply overwhelmed the positive aspects of the position. In addition, swap spreads tightened as high volatility caused investors to seek higher quality spread assets. The differential between RMBS and five year swaps increased significantly during the second quarter from 65 basis points to 90 basis points causing a loss of 1% of the notional amount of the trade. This caused the Company to experience losses of $5,145.

The Company's risk parameters on this type of trading activity are that it will not be sensitive to general interest rates, it will not exceed $200,000 of ten year duration equivalents (i.e. maximum of $500,000 of mortgages), and it will constitute a low volatility trade. The Company continues to utilize these active trading strategies as it has been since the fourth quarter of 1998 to generate gains to offset capital loss carry forwards.

Recent Events:

On July 19, 2002, the Company extended its $185,000 committed credit facility with Deutsche Bank, AG for three years until July 18, 2005. The Company's leverage constraint of 5.0 to 1, as provided for in the Deutsche Bank facility, was revised to be 5.5 to 1.

On July 8, 2002 the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only in the first year, with the repayment of principal not due for three years. As of August 13, 2002, no amounts were drawn under this facility. Interest expense is based on one month LIBOR.

Results of Operations: Net income for the three months ended June 30, 2002 was $12,741 or $0.25 per share ($0.25 diluted). Net income for the three months ended June 30, 2001 was $13,102 or $0.33 per share ($0.32 diluted). Further details of the changes are set forth below.

The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                                                            For the Three Months Ended June 30,
                                                                            2002                          2001
                                                                ----------------------------- ------------------------------
                                                                          Interest                      Interest
                                                                           Income                        Income
                                                                ----------------------------- ------------------------------
CMBS                                                                     $14,470                        $14,207
Other securities                                                          12,468                          4,997
Commercial mortgage loans                                                  3,427                          4,209
Mortgage loan pools                                                            -                            137
Cash and cash equivalents                                                    491                            875
                                                                ----------------------------- ------------------------------
Total                                                                    $30,856                        $24,425
                                                                ============================= ==============================

                                                                             For the Six Months Ended June 30,
                                                                            2002                          2001
                                                                ----------------------------- ------------------------------
                                                                          Interest                      Interest
                                                                           Income                        Income
                                                                ----------------------------- ------------------------------
CMBS                                                                     $27,749                        $24,514
Other securities                                                          27,868                         11,937
Commercial mortgage loans                                                  7,046                         10,196
Mortgage loan pools                                                            -                          1,575
Cash and cash equivalents                                                    810                          1,072
                                                                ----------------------------- ------------------------------
Total                                                                    $63,473                        $49,294
                                                                ============================= ==============================


In addition to the foregoing, the Company earned $7,420 and $13,708 in interest income from securities held for trading, $262 and $523 in earnings from real estate joint ventures, and $194 and $379 in earnings from an equity investment for the three and six months ended June 30, 2002. In addition to the foregoing, the Company earned $3,663 and $4,767 in interest income from securities held for trading, and $317 and $684 in earnings from real estate joint ventures for the three and six months ended June 30, 2001. The company had no earnings from equity investments for the three and six months ended June 30, 2001.




   Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                                                         For the Three Months Ended June 30,
                                                                         2002                             2001
                                                           ---------------------------------- ------------------------------
                                                                       Interest                         Interest
                                                                        Expense                          Expense
                                                           ---------------------------------- ------------------------------
Reverse repurchase agreements                                           $ 7,862                         $ 10,087
Lines of credit and term loan                                               852                            2,465
CDO liabilities                                                           1,376                              -
                                                           ---------------------------------- ------------------------------
Total                                                                   $10,090                         $ 12,552
                                                           ================================== ==============================

                                                                          For the Six Months Ended June 30,
                                                                         2002                             2001
                                                           ---------------------------------- ------------------------------
                                                                       Interest                         Interest
                                                                        Expense                          Expense
                                                           ---------------------------------- ------------------------------
Reverse repurchase agreements                                          $ 16,009                         $ 19,015
Lines of credit and term loan                                             1,547                            6,173
CDO liabilities                                                           1,376                              -
                                                           ================================== ==============================
Total                                                                  $ 18,932                         $ 25,188
                                                           ================================== ==============================

   The foregoing interest expense amounts for the three and six months ended June 30, 2002, do not include $963 and ($212) of interest expense related to hedge ineffectiveness, and $4,421 and $8,394 of interest expense related to swaps. The foregoing interest expense amounts for the three and six months ended June 30, 2001, do not include ($1,615) and ($1,615) of interest expense related to hedge ineffectiveness, and $920 and $748 of interest expense related to swaps. See Note 10, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

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

                                                              For the Three Months Ended June 30,
                                                             2002                              2001
                                               --------------------------------- ---------------------------------
  Interest income                                          $38,276                           $28,088
  Interest expense                                         $14,498                           $11,624
  Net interest margin                                         4.67%                             4.95%
  Net interest spread                                         4.12%                             3.54%


   Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The Company incurred $2,278 and $4,496 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2002 and $2,109 and $3,980 in base management fees for the six months ended June 30, 2001. The Company incurred $3,189 in incentive compensation for the six months ended June 30, 2002 and $559 and $1,137 for the three and six months ended June 30, 2001. The Company did not incur incentive compensation for the three months ended June 30, 2002. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $6 and $11 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2002 and $68 and $156 for the three and six months ended June 30, 2001. Other expenses/income-net of $497 and $1,073 for the three and six months ended June 30, 2002, and $283 and $969 for the three and six months ended June 30, 2001, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. Other expenses/income-net for the three and six months ended June 30, 2001 includes the amortization of negative goodwill of $425 and $960, respectively; negative goodwill was written off effective January 1, 2002.


   Other Gains (Losses): During the six months ended June 30, 2002 and 2001, the Company sold a portion of its securities available-for-sale for total proceeds of $678,724 and $842,238, resulting in a realized gain of $4,154 and $5,134 for the three months ended June 30, 2002 and 2001, respectively; and $75 and $7,081 for the six months ended June 30, 2002 and 2001, respectively. The (losses) gains on securities held for trading were $(11,914) and $(124) for the three months ended June 30, 2002 and 2001, respectively; and $(7,900) and $568 for the six months ended June 30, 2002 and 2001, respectively. The foreign currency gains (losses) of $18 and $5 for the three months ended June 30, 2002 and 2001, respectively; and $(229) and $109 for the six months ended June 30, 2002 and 2001, respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

   Dividends Declared: On June 20, 2002, the Company declared distributions to its shareholders of $.35 per share, payable on July 31, 2002 to shareholders of record on June 28, 2002.



   Changes in Financial Condition

   Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at June 30, 2002 and December 31, 2001:


                                                              June 30, 2002                      December 31,
                                                                Estimated                       2001 Estimated
                                                                  Fair                               Fair
                                                                  Value                             Value
                   Security Description                                          Percentage                        Percentage
----------------------------------------------------------- ------------------ --------------- ----------------- ----------------
Commercial mortgage-backed securities:
CMBS IOs                                                             $ 42,378           10.0%          $ 79,204             5.5%
Investment grade CMBS                                                       -               -            14,590              1.0
Non-investment grade rated subordinated securities                          -               -           328,532             22.7
Non-rated subordinated securities                                           -               -            31,627              2.2
                                                            ------------------ --------------- ----------------- ----------------
                                                                       42,378            10.0           453,953             31.4
                                                            ------------------ --------------- ----------------- ----------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                      46,778            11.0            75,035              5.2
Agency fixed rate securities                                          296,272            69.9           804,759             55.7
Residential CMOs                                                       17,259             4.1            33,522              2.3
Home equity loans                                                           -               -            27,299              1.9
Hybrid arms                                                            21,437             5.0            51,386              3.5
                                                            ------------------ --------------- ----------------- ----------------
                                                                      381,746            90.0           992,001             68.6
                                                            ------------------ --------------- ----------------- ----------------

                                                            ------------------ --------------- ----------------- ----------------
Total securities available for sale                                 $ 424,124          100.0%       $ 1,445,954           100.0%
                                                            ================== =============== ================= ================

   Borrowings: As of June 30, 2002, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2002, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                                         For the Six Months Ended
                                                                              June 30, 2002
                                                    -------------------------------------------------------------------

                                                       June 30, 2002           Maximum                Range of
                                                          Balance              Balance               Maturities
                                                    --------------------- ------------------- -------------------------
CDO debt*                                                       $403,688            $403,688     9.5 to 12.2 years
Reverse repurchase agreements                                    858,015           1,741,005             5 to 25 days
Line of credit and term loan borrowings                           37,352             162,746           20 to 649 days
                                                    --------------------- ------------------- -------------------------
   * Disclosed as adjusted issue price.  Total par of CDO debt is $419,185


   Hedging Instruments: From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At June 30, 2002, the Company had outstanding a long position of 645 five-year U.S. Treasury Note future contracts and a short position of 2,735 ten-year U.S. Treasury Note future contracts. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond futures, 500 ten-year U.S. Treasury Note future contracts, and a short call swaption with a notional amount of $400,000.

   Interest rate swap agreements as of June 30, 2002 and December 31, 2001 consisted of the following:


                          June 30, 2002                                      December 31, 2001

                                            Weighted                                                  Weighted
                                             Average                                                   Average
  Notional     Estimated    Unamortized    Remaining         Notional    Estimated     Unamortized    Remaining
   Value       Fair Value     Cost            Term            Value     Fair Value        Cost          Term
------------------------------------------------------     -------------------------------------------------------
$(1,138,640)   $(26,223)      $ -          6.32 years       $(792,000)   $(9,380)        $4,764         8.12 years

   As of June 30, 2002, the Company had designated $866,495 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.


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

   To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities, preferred stock, collateralized debt obligations, and will consider resecuritization or other achievable term funding of existing assets.

   Prior to the CDO, the portfolio of assets were financed with thirty-day repurchase agreements with various counterparties that marked the assets to market on a daily basis at interest rates based on 30 day LIBOR. The CDO issuance eliminates the funding risk, the short-term rate risk, and mark to market risk currently associated with financing these assets.

   In March 2002, the Series A Preferred shareholder converted its remaining 10,000 shares of the Series A Preferred Stock into 34,427 shares of Company Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions of the Series A Preferred Stock.

   For the three and six months ended June 30, 2002, the Company issued 302,665 and 821,968 shares of Common Stock under its Dividend
   Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $9,120.

   In May, 2002, the Company entered into sales agency agreements to sell up to 4,000,000 shares of common stock from time to time through an equity shelf program. Sales of the shares, if any, will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. The Company intends to pursue such sales when it feels the issuance of stock would be accretive to shareholders. The sales agents for the equity shelf program will be UBS Warburg and Brinson Patrick Securities Corporation. No shares were sold during the quarter ended June 30, 2002.

   As of June 30, 2002 $168,996 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings. On July 16, 2002, the Company extended its $185,000 committed credit facility with Deutsche Bank, AG for three years until July 15, 2005. The Company also has the option to extend the facility for one additional year. The terms of the renewed facility are the same as the prior facility except that the debt to capital ratio was increased from 5.0:1 to 5.5:1. There were no borrowings under the Company's $200,000 term facility with Merrill Lynch as of June 30, 2002.

   The Company's operating activities provided (used) cash flows of $77,603 and $(364,872) during the six months ended June 30, 2002 and 2001, respectively, primarily through net income and purchases of trading securities in excess of sales.

   The Company's investing activities provided (used) cash flows totaling $461,031 and $(352,100), during the six months ended June 30, 2002 and 2001, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities.

   The Company's financing activities (used) provided $(562,140) and $700,767 during the six months ended June 30, 2002 and 2001, respectively, primarily from secondary and follow on offerings in 2001 and reductions of the level of short-term borrowings in 2002.

   Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

   The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of June 30, 2002, the Company was in compliance with all such covenants.

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

   REIT Status: The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Code, with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.



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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of June 30, 2002. Actual results could differ significantly from these estimates.


         Projected Percentage Change In Portfolio Net Market Value
                 Given U.S. Treasury Yield Curve Movements

          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -200                       (4.1)%
             -100                       (0.6)%
             -50                         0.1%
          Base Case                        0
             +50                        (0.8)%
             +100                       (2.3)%
             +200                       (7.6)%

         Projected Percentage Change In Portfolio Net Market Value
                       Given Credit Spread Movements

          Change in                Projected Change in
       Credit Spreads,                  Portfolio
       +/- Basis Points             Net Market Value
------------------------------- --------------------------
             -200                         8.5%
             -100                         5.7%
             -50                          3.2%
          Base Case                         0
             +50                         (4.0)%
             +100                        (8.6)%
             +200                        (20.2)%

   As of June 30, 2002, the Company's change in portfolio net market value given changes in the U.S. Treasury yield curve and changes in credit spreads is represented above; at August 1, 2002, the Company's exposure changed due to the Company acquiring additional residential mortgage backed securities. As of August 1, 2002 the projected change in portfolio net market value given a 100 basis point increase and decrease in the treasury yield curve and 100 basis point increase and decrease in credit spreads is 8.1%, (1.3)%, (15.1)%, and 8.3%, respectively.


 Projected Percentage Change In Portfolio Net Interest Income and Change in Net
                   Income per Share Given LIBOR Movements


                                                           Projected Change in
                               Projected Change in            Portfolio Net
     Change in LIBOR,                Portfolio             Interest Income per
     +/- Basis Points           Net Interest Income               Share
----------------------------- ------------------------- -----------------------
           -200                         3.6%                      $0.08
           -100                         1.8%                      $0.04
           -50                          0.9%                      $0.02
        Base Case                        0                          0
           +50                        (0.9) %                    $(0.02)
           +100                        (1.8)%                    $(0.04)
           +200                        (3.6)%                    $(0.08)

   As of June 30, 2002, the Company's change in portfolio net interest income and net interest income per share is represented above; at August 1, 2002, the Company's exposure to changes in LIBOR increased due to the Company acquiring additional residential mortgage backed securities. As of August 1, 2002 the projected change in portfolio net interest income per share for 50, 100 and 200 basis point changes in LIBOR was $0.035, $0.07, and $0.14 respectively.

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

   The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of June 30, 2002, the Company's duration on equity was approximately 0.74 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 0.74%. The difference in the value change when rates rise versus fall is attributable to the prepayment characteristics of the Company's RMBS portfolio. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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




   Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At June 30, 2002 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

   Item 2.      Changes in Securities and Use of Proceeds

   None.

   Item 3.     Defaults Upon Senior Securities

   Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   None.

   Item 5.     Other Information

   None.

   Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1 Fourth Amendment to the Investment Advisory Agreement between the Company and the Manager, dated May 13, 2002.

(b)    Reports on Form 8-K

       A current report on Form 8-K was filed on April 29, 2002, under Item 5, announcing (i) the Company's proposal to sell approximately $520 million (face amount) of its assets which including certain commercial mortgaged-backed securities and unsecured real estate investment trust obligations to Anthracite CDO I Ltd. (the "Issuer"), a newly formed company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and (ii) the Issuer's intention to sell notes secured by such assets.

       A current report on Form 8-K was filed on May 10, 2002, under Item 5, announcing, among other things, net income for the quarter ended March 31, 2002. Unaudited Consolidated Statements of Financial Condition and Operations were included.

       A current report on Form 8-K was filed on May 16, 2002, under Item 5, announcing, among other things, that the transaction contemplated in the Form 8-K filed on April 29, 2002, had priced. Additionally, the Company announced it had entered into sales agency agreements to sell up to 4,000,000 shares of common stock from time to time through an equity shelf program by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. Copies of the sales agency agreements were filled as exhibits.

       A current report on Form 8-K was filed on June 3, 2002, under Item 5, announcing that the transaction contemplated in the Form 8-K filed on April 29, 2002, had closed.

       A current report on Form 8-K was filed on June 20, 2002, under Item 5, announcing, among other things, a cash dividend of $0.35 per share of common stock of the Company for the quarter ended June 30, 2002.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANTHRACITE CAPITAL, INC.


   Dated:  August 14, 2002              By: /s/ Hugh R. Frater
                                            -----------------
                                        Name:  Hugh R. Frater
                                        Title: President and Chief Executive
                                               Officer
                                        (authorized officer of registrant)



   Dated:  August 14, 2002              By: /s/ Richard M. Shea
                                            -------------------
                                        Name:  Richard M. Shea
                                        Title: Chief Operating Officer and Chief
                                               Financial Officer (principal
                                               accounting officer)

                      Certification of CEO Pursuant to
                          18 U.S.C. Section 1350,
                           as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Anthracite Capital, Inc. (the "Company") for the quarterly period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hugh R. Frater, as Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hugh R. Frater
------------------------------
Name:    Hugh R. Frater
Title:   Chief Executive Officer
Date:    August 14, 2002

                      Certification of CFO Pursuant to
                          18 U.S.C. Section 1350,
                           as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Anthracite Capital, Inc. (the "Company") for the quarterly period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard M. Shea, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard M. Shea
------------------------------
Name:     Richard M. Shea
Title:    Chief Financial Officer
Date:     August 14, 2002

                                                             Exhibit 10.1


                  FOURTH AMENDMENT, dated as of May 13, 2002 (the "Fourth Amendment"), to the Investment Advisory Agreement (the "Agreement"), dated as of March 27, 1998 between Anthracite Capital, Inc., a Maryland corporation (the "Company"), and BlackRock Financial Management, Inc., a Delaware corporation (the "Manager"), as amended by that certain (i) First Amendment, dated as of January 1, 1999 between the Company and the Manager,
(ii) Second Amendment, dated as of July 1, 2001, and (iii) Third Amendment, dated as of March 25, 2002 (the "Third Amendment"), and as extended by that certain (i) letter agreement dated May 5, 2000 between the Company and the Manager and (ii) letter agreement dated the date hereof between the Company and the Manager.


                              R E C I T A L S

                  Section 12 of the Agreement provides, among other things, that the Company and the Manager may amend the Agreement, if, but only if, such amendment is in writing and is signed by the parties thereto.

                  The Company and the Manager, intending to be legally bound, hereby enter into this Fourth Amendment pursuant to Section 12 of the Agreement, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged.

                  All things necessary to make this Fourth Amendment a valid agreement between the Company and the Manager in accordance with its terms have been done.

                  In the event that any term or provision contained herein shall conflict or be inconsistent with any provision contained in the Agreement, the terms and provisions of this Fourth Amendment shall govern.

                  All terms used in this Fourth Amendment which are defined in the Agreement have the meanings assigned to such terms in the Agreement.

                                 ARTICLE I

                                 AMENDMENTS

                  (a) Amendment of Section 5(a) of the Agreement. Section 5(a)(ii)(A)(1)(a) of the Agreement is hereby amended by adding the words "plus $534,623.47 (the "Fixed Amount") for each fiscal quarter for which a calculation is made under this Section (provided, that, if this Agreement is not renewed pursuant to Section 7 hereof or, in the event this Agreement is so renewed, if the terms of this Section 5(a)(ii)(A)(1)(a) are amended to modify the Fixed Amount, then the Fixed Amounts which would have been payable through and including the quarter ended December 31, 2005 shall be included in the final calculation made pursuant to this Section 5(a)(ii)(A)(1)(a) prior to giving effect to any such non-renewal or modification; provided, further, that the Fixed Amount for the quarter ended December 31, 2005 shall be deemed to be $446,141.80)" immediately after the words "net income (determined in accordance with GAAP)" and immediately prior to the words "of the Company (before incentive fee)". For purposes of clarity, it is acknowledged that the Third Amendment (i) amended Section 5(a)(ii)(A)(1)(a) of the Agreement by deleting the words "Funds From Operations" and substituting therefor the words "net income (determined in accordance with GAAP)", and (ii) deleted section 5(a)(ii)(A)(1)(b) of the Agreement.

                                ARTICLE II

                               MISCELLANEOUS

                  Section 2.1 Governing Law. This Fourth Amendment shall be construed in accordance with the laws of the State of New York for contracts to be performed entirely therein without reference to choice of law principles thereof.

                  Section 2.2 Severability. The invalidity or unenforceability of any provision of this Fourth Amendment shall not affect the validity of any other provision, and all other provisions shall remain in full force and effect.

                  Section 2.3 Counterparts. This Fourth Amendment may be signed by the parties in counterparts which together shall constitute one and the same agreement among the parties.

                  Section 2.4 Ratification of the Agreement. As amended by this Fourth Amendment, the Agreement is in all respects ratified and confirmed and the Agreement as so amended by this Fourth Amendment shall be read, taken and construed as one and the same instrument.

                  Section 2.5 Effectiveness. This Fourth Amendment shall take effect as of January 1, 2002.




                                 SIGNATURES

         IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to be duly executed all as of the date first written above.


                                   ANTHRACITE CAPITAL, INC.


                                   By:     /s/ Hugh R. Frater
                                          ------------------------------------
                                   Name:   Hugh R. Frater
                                   Title:  President and Chief Executive Officer


                                   BLACKROCK FINANCIAL MANAGEMENT, INC.


                                   By:    /s/ Laurence D. Fink
                                          ------------------------------------
                                   Name:   Laurence D. Fink
                                   Title:  Chairman and Chief Executive Officer