Form 10-Q
period 2002-09-30
ANTHRACITE CAPITAL INC
filed 2002-11-14
CIK 1050112

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                       Commission File Number 001-13937
                                              ---------


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

                                 (1) Yes X      No__
                                 (2) Yes X      No__

         As of November 12, 2002, 47,315,336 shares of voting common stock ($.001 par value) were outstanding.

                                             ANTHRACITE CAPITAL, INC.,
                                                   FORM 10-Q
                                                    INDEX

PART I - FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 ----

Item 1.       Interim Financial Statements........................................................................3

              Consolidated Statements of Financial Condition
              At September 30, 2002 (Unaudited) and December 31, 2001.............................................3

              Consolidated Statements of Operations
              For the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited).........................4

              Consolidated Statement of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2002 (Unaudited)............................................5

              Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)...................................6

              Notes to Consolidated Financial Statements (Unaudited)..............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................36

Item 4.       Controls and Procedures............................................................................41

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................42

Item 2.       Changes in Securities and Use of Proceeds..........................................................42

Item 3.       Defaults Upon Senior Securities....................................................................42

Item 4.       Submission of Matters to a Vote of Security Holders................................................42

Item 5.       Other Information..................................................................................42

Item 6.       Exhibits and Reports on Form 8-K...................................................................42

SIGNATURES    ...................................................................................................43



Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                               Anthracite Capital, Inc. and Subsidiaries
                                            Consolidated Statements of Financial Condition
                                                 (in thousands, except per share data)
=================================================================================================================================
                                                                            September 30, 2002           December 31, 2001
                                                                            ------------------           -----------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                $   32,484                   $   43,071
Restricted cash equivalents                                                                  40,413                       37,376
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)              $ 113,807                   $ 360,159
     Investment grade securities                                              176,866                   1,085,795
                                                                        --------------              --------------
Total securities available for sale                                                         290,673                    1,445,954
Securities held for trading, at fair value                                                1,010,380                      564,081
Securities held to maturity
     Subordinated commercial mortgage-backed securities (CMBS)                398,235                           -
     Investment grade securities                                              158,793                           -
                                                                        --------------              --------------
Total securities held to maturity                                                           557,028                            -
Commercial mortgage loans, net                                                              136,105                      142,637
Investments in real estate joint ventures                                                     8,199                        8,317
Equity investment in Carbon Capital, Inc.                                                     9,425                        8,784
Receivable for investments sold                                                             205,258                      344,789
Other assets                                                                                 36,346                       18,267
                                                                                      --------------              ---------------
     Total Assets                                                                      $  2,326,311                 $  2,613,276
                                                                                      ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Secured by pledge of subordinated CMBS available for sale              $   72,241                  $  178,631
    Secured by pledge of investment grade securities
      available for sale and restricted cash equivalents                      143,435                   1,039,469
    Secured by pledge of securities held for trading
      and receivable for investments sold                                   1,187,048                     559,145
    Secured by pledge of securities held to maturity                          437,528                           -
    Secured by pledge of investments in real estate joint ventures              1,337                       1,337
    Secured by pledge of commercial mortgage loans                             36,604                      57,356
                                                                        --------------              --------------
Total borrowings                                                                       $  1,878,193                 $  1,835,938
Payable for investments purchased                                                             5,725                      346,913
Distributions payable                                                                        16,476                       17,245
Other liabilities                                                                            68,238                       29,807
                                                                                      --------------              ---------------
     Total Liabilities                                                                    1,968,632                    2,229,903
                                                                                      --------------              ---------------

10.5% Series A preferred stock, redeemable convertible, liquidation
preference $285 in 2001                                                                           -                          258
                                                                                      --------------              ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized;
     47,075 shares issued and outstanding at September 30, 2002;
     and 45,286 shares issued and outstanding at December 31, 2001                               47                           45
10% Series B preferred stock, liquidation preference $47,817 in
     2002; and $55,317 in 2001                                                               36,379                       42,086
Additional paid-in capital                                                                  512,849                      492,531
Distributions in excess of cumulative earnings                                              (12,575)                     (13,588)
Accumulated other comprehensive loss                                                       (179,021)                    (137,959)
                                                                                      --------------              ---------------
      Total Stockholders' Equity                                                            357,679                      383,115
                                                                                      --------------              ---------------
      Total Liabilities and Stockholders' Equity                                       $  2,326,311                 $  2,613,276
                                                                                      ==============              ===============

The accompanying notes are an integral part of these financial statements.

                                                              3

                                                   Anthracite Capital, Inc.
                                      Consolidated Statements of Operations (Unaudited)
                                            (in thousands, except per share data)
=================================================================================================================================
                                                         For the Three Months Ended              For the Nine Months Ended
                                                               September 30,                            September 30,
                                                        ----------------------------------    ----------------------------------
                                                            2002              2001                2002             2001
                                                       ---------------  -----------------    --------------- ------------------
Income:
    Interest from securities                                 $ 22,229           $ 20,546           $ 77,846           $ 56,997
    Interest from commercial mortgage loans                     4,307              2,941             11,353             13,137
    Interest from mortgage loan pools                               -                  -                  -              1,575
    Interest from trading securities                           14,324             11,054             28,032             15,821
    Earnings from real estate joint ventures                      245                634                768              1,318
    Earnings from equity investment                               262                  -                641                  -
    Interest from cash and cash equivalents                       387              1,071              1,197              2,143
                                                       ---------------  -----------------    --------------- ------------------
        Total income                                           41,754             36,246            119,837             90,991
                                                       ---------------  -----------------    --------------- ------------------

Expenses:
    Interest                                                   14,918             10,752             35,997             31,411
    Interest-trading securities                                 3,918              7,589              9,953             10,867
    Management and incentive fee                                2,382              3,303             10,067              8,419
    Other expenses - net                                          701                 78              1,774              1,047
                                                       ---------------  -----------------    --------------- ------------------
        Total expenses                                         21,919             21,722             57,791             51,744
                                                       ---------------  -----------------    --------------- ------------------

Other gain (losses):
Gain on sale of securities available for sale                   9,538                175              9,613              7,256
(Loss) gain on securities held for trading                   (15,948)              1,875           (23,848)              2,443
Foreign currency gain (loss)                                    (151)               (91)              (380)                 18
Loss on impairment of asset                                        -                  -                  -              (5,702)
                                                       ---------------  -----------------    --------------- ------------------
       Total other gain (loss)                                (6,561)              1,959           (14,615)              4,015
                                                       ---------------  -----------------    --------------- ------------------

Income before cumulative transition adjustment                 13,274             16,483             47,431             43,262
                                                       ---------------  -----------------    --------------- ------------------

Cumulative transition adjustment - SFAS 142                         -                  -              6,327                  -
Cumulative transition adjustment - SFAS 133                         -                  -                  -             (1,903)
                                                       ---------------  -----------------    --------------- ------------------

Net Income                                                     13,274             16,483             53,758             41,359
                                                       ---------------  -----------------    --------------- ------------------

Dividends and accretion on preferred stock                      1,196              2,290              3,967              6,866
                                                       ---------------  -----------------    --------------- ------------------

Net Income available to Common Shareholders                  $ 12,078           $ 14,193           $ 49,791           $ 34,493
                                                       ===============  =================    =============== ==================

Net income per common share, basic:
    Income before cumulative transition adjustment              $0.26              $0.40              $0.94              $1.15
    Cumulative transition adjustment - SFAS 142                     -                  -               0.14                  -
    Cumulative transition adjustment - SFAS 133                     -                  -                  -              (0.06)
                                                       ---------------  -----------------    --------------- ------------------
      Net income                                                $0.26              $0.40              $1.08              $1.09
                                                      ===============  =================    =============== ==================

Net income per common share, diluted:
      Income before cumulative transition adjustment            $0.26              $0.38              $0.94              $1.09
      Cumulative transition adjustment - SFAS 142                   -                  -               0.14                  -
      Cumulative transition adjustment - SFAS 133                   -                  -                  -              (0.05)
                                                       ---------------  -----------------    --------------- ------------------
      Net income                                                $0.26              $0.38              $1.08              $1.04
                                                       ===============  =================    =============== ==================
Weighted average number of shares outstanding:
    Basic                                                      46,571             35,397             46,126             31,637
    Diluted                                                    46,605             39,595             46,172             35,799

The accompanying notes are an integral part of these financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2002
(in thousands)
=================================================================================================================================
                                                      Series                              Accumulated
                                            Common       B     Additional  Distributions     Other                        Total
                                            Stock,   Preferred   Paid-In     In Excess   Comprehensive  Comprehensive Stockholders'
                                           Par Value   Stock     Capital    Of Earnings      Loss          Income        Equity

Balance at January 1, 2002                      $45   $42,086    $492,531     ($13,588)     ($137,959)                     $383,115

Net income                                                                      53,758                   $     53,758        53,758

Unrealized loss on cash flow hedges                                                           (54,629)        (54,629)      (54,629)

Reclassification adjustments from cash
flow hedges included in net income                                                                744             744           744

Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment                                                                    12,823          12,823        12,823
                                                                                                        --------------
Other Comprehensive loss                                                                                      (41,062)

Comprehensive Income                                                                                       $   12,696
                                                                                                        ==============

Dividends declared-common stock                                                (48,778)                                     (48,778)

Dividends and accretion on preferred stock                                      (3,967)                                      (3,967)

Issuance of common stock                          1                14,354                                                    14,355

Conversion of Series A preferred stock to
common stock                                                          258                                                       258

Conversion of Series B preferred stock to
common stock                                      1    (5,707)      5,706                                                         -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002                    $47   $36,379    $512,849     $(12,575)    $(179,021)                     $357,679
                                             ======================================================================================

Disclosure of reclassification adjustment:

Unrealized holding gain                                                                                      $ 22,436

Less: reclassification for realized gains
previously recorded as unrealized                                                                               9,613
                                                                                                       ---------------
                                                                                                               12,823
Unrealized loss on cash flow hedges                                                                           (54,629)

Reclassification adjustments from cash
flow hedges included in net income                                                                                744
                                                                                                       ---------------

Net unrealized loss on securities                                                                            $(41,062)
                                                                                                       ===============
The accompanying notes are an integral part of these financial statements.


                                                             5

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(in thousands)
=================================================================================================================================
                                                                                   For the Nine             For the Nine
                                                                                   Months Ended             Months Ended
                                                                                 September 30, 2002       September 30, 2001
                                                                                -------------------      --------------------
Cash flows from operating activities:
       Net income                                                                     $  53,758              $  41,359

Adjustments to reconcile net income to
net cash used in operating activities:

       Net purchase of trading securities                                              (470,148)              (498,092)
       Amortization on negative goodwill                                                      -                 (1,494)
       Cumulative transition adjustment                                                  (6,327)                 1,903
       Premium amortization, net                                                          2,337                  4,987
       Compensation cost - stock options                                                      -                    132
       Loss on impairment of asset                                                            -                  5,702
       Non-cash portion of net foreign currency gain                                     (1,195)                   (18)
       Net loss (gain) on sale of securities                                             14,235                 (9,699)
       Distributions (earnings) in excess of earnings
         (distributions) from real estate joint ventures                                    118                    (31)
       Decrease (increase) in other assets                                              (11,486)                 4,828
       Increase in other liabilities                                                     44,758                  9,325
                                                                                -------------------      --------------------
Net cash used in operating activities                                                  (373,950)              (441,098)
                                                                                -------------------      --------------------
Cash flows from investing activities:

     Purchase of securities                                                            (664,545)            (1,716,274)
     Funding of commercial mortgage loans                                                (3,370)               (13,170)
     Repayments received from commercial mortgage loans                                  12,384                 66,217
     Increase in restricted cash equivalents                                             (3,037)               (20,143)
     Principal payments received on securities available for sale                       155,929                 70,143
     Principal payments received on mortgage loan pools                                       -                 10,981
     Proceeds from sales of securities available for sale                               871,427              1,263,014
     Investment in real estate joint ventures                                                 -                  1,921
     Net payments on hedging securities                                                  (7,235)                (3,839)
                                                                                -------------------      --------------------
Net cash provided by (used in) investing activities                                     361,553               (341,150)
                                                                                -------------------      --------------------
Cash flows from financing activities:

     Net increase in borrowings                                                          40,968                752,845
     Proceeds from issuance of common stock, net of offering costs                       14,355                 95,744
     Distributions on common stock                                                      (49,552)               (27,409)
     Distributions on preferred stock                                                    (3,961)                (6,835)
                                                                                -------------------      --------------------
Net cash provided by financing activities                                                 1,810                814,345
                                                                                -------------------      --------------------
Net (decrease) increase in cash and cash equivalents                                    (10,587)                32,097

Cash and cash equivalents, beginning of period                                           43,071                 37,829
                                                                                -------------------      --------------------
Cash and cash equivalents, end of period                                             $   32,484             $   69,926
                                                                                ===================      ====================
Supplemental disclosure of cash flow information:
     Interest paid                                                                   $   52,745             $   43,706
                                                                                -------------------      --------------------
Investments purchased not settled                                                    $    5,725             $  405,633
                                                                                -------------------      --------------------
Investments sold not settled                                                         $  205,258             $  407,980
                                                                                -------------------      --------------------

The accompanying notes are an integral part of these financial statements.

                                                              6

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per share data)
------------------------------------------------------------------------------

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

The Company's business focuses on (i) investing in high yield commercial real estate loans, (ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and (iii) acquiring investment grade real estate related securities as a liquidity diversification.

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

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2001. Such critical accounting policies have not changed during 2002 except as described in the following paragraph.

As described in Note 6 to the accompanying financial statements, during 2002, the Company reclassified a portion of its CMBS from "available for sale" to "held to maturity" for accounting purposes. Under the held to maturity classification, these securities will not be marked to their market value, but carried at amortized cost, subject to an impairment test. In order to maintain this classification, the Company must have the intent and ability to hold these securities to maturity. If that intent or ability were to change with respect to any of the securities in the held to maturity classification, all held to maturity securities would be required to be reclassified to available for sale and be marked to their then market value, through accumulated other comprehensive loss ("OCI"). Such adjustment could have a material effect on the Company's net book value.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals (except for the cumulative transition adjustment for Statement of Financial Accounting Standard No. 142 ("SFAS No. 142") in the first quarter of 2002 - see note 2, and SFAS No. 133 in the first quarter of 2001), necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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


Note 2        NEW PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. The new standards generally were effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $534 and $1,494 for the three and nine months ended September 30, 2001. If such negative goodwill had not been amortized, the Company's income before cumulative translation adjustment would have been $16,082 and $42,141 for the three and nine months ended September 30, 2001.

Note 3        NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                        September 30,                   September 30,
                                                                     2002            2001             2002            2001
------------------------------------------------------------   ---------------  --------------   --------------   --------------
Numerator:

     Net Income available to common shareholders before
        cumulative transition adjustment                            $   12,078       $  14,193     $   43,464        $  36,396

     Cumulative transition adjustment                                        -               -          6,327           (1,903)
                                                               ---------------  --------------   ---------------  --------------

     Numerator for basic earnings per share                             12,078          14,193         49,791           34,493

     Effect of 10.5% series A senior cumulative
        redeemable preferred stock                                           -             907              -            2,711

     Numerator for diluted earnings per share                       $   12,078       $  15,100     $   49,791        $  37,204
                                                               ===============  ==============   ===============  ==============

Denominator:
     Denominator for basic earnings per share--weighted
        average common shares outstanding                               46,571          35,397         46,126           31,637

     Effect of 10.5% series A senior cumulative
        redeemable preferred stock                                           -           4,121             10            4,108

     Dilutive effect of stock options                                       34              77             36               54
                                                               ---------------  --------------   ---------------  --------------

     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                            46,605          39,595         46,172           35,799
                                                               ===============  ==============   ===============  ==============

Basic net income per weighted average common share:

     Income before cumulative transition adjustment                   $   0.26       $    0.40       $   0.94        $    1.15

     Cumulative transition adjustment - SFAS 142                             -               -           0.14                -

     Cumulative transition adjustment - SFAS 133                             -               -              -            (0.06)
                                                               ---------------  --------------   ---------------  --------------
     Net income                                                       $   0.26       $    0.40       $   1.08        $    1.09
                                                               =============== ================================================

Diluted net income per weighted average common share and common share equivalents:

     Income before cumulative transition adjustment                   $   0.26       $    0.38       $   0.94        $    1.09

     Cumulative transition adjustment - SFAS 142                             -               -           0.14                -

     Cumulative transition adjustment - SFAS 133                             -               -              -            (0.05)
                                                               ---------------  --------------   ---------------  --------------
     Net income                                                       $   0.26       $    0.38       $   1.08        $    1.04
                                                               ===============  ==============   ===============  ==============

Note 4        SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of September 30, 2002 are summarized as follows:

                                                                              Gross           Gross        Estimated
                                                         Amortized          Unrealized     Unrealized         Fair
                    Security Description                   Cost               Gain            Loss           Value
--------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities ("CMBS"):
CMBS IOs                                                   $ 44,517          $ 1,884         $ (237)        $ 46,164

Non-investment grade rated subordinated securities          112,888            1,970         (1,051)         113,807
                                                      --------------------------------------------------------------
     Total CMBS                                             157,405            3,854         (1,288)         159,971
                                                      --------------------------------------------------------------

Single-family residential mortgage-backed securities ("RMBS"):

Agency adjustable rate securities                            44,542              553           (189)          44,906

Agency fixed rate securities                                 14,350              440               -          14,790

Residential CMOs                                             16,887              495               -          17,382

Hybrid ARMs                                                  16,502              180               -          16,682

Investment grade REIT debt                                   35,278            1,664               -          36,942
                                                      --------------------------------------------------------------
     Total RMBS                                             127,559            3,332           (189)         130,702
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------
Total securities available for sale                         284,964            7,186         (1,477)         290,673
                                                      ==============================================================


As of September 30, 2002, an aggregate of $254,384 in estimated fair value of the Company's securities available for sale were pledged to secure its collateralized borrowings.

As of September 30, 2002, the anticipated weighted average unlevered yield to maturity based upon the adjusted cost of the Company's securities available for sale was 7.25% per annum. The Company's anticipated yields to maturity on its securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

As discussed in Note 6, on March 31, 2002, the Company reclassified a portion of its subordinated non-investment grade CMBS from available-for-sale to held to maturity.


Note 5        SECURITIES HELD FOR TRADING

Securities held for trading includes assets that are intended to be held for a short period of time. These securities are required to be marked to market through the income statement at quarter end.

This includes assets held as part of an active trading strategy designed to generate economic and taxable gains. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities. The Company uses treasury futures to hedge a portion of its interest rate risk in its trading portfolio. The Company classifies a significant portion of its RMBS portfolio as held for trading to offset the mark to market adjustments on treasury futures.

The Company's securities held for trading are carried at estimated fair value. At September 30, 2002, the Company's securities held for trading consisted of FNMA Mortgage Pools with an estimated fair value of $1,217,040, and a short forward commitment with an estimated fair value of $(206,660). The Company's active trading strategies and its RMBS portfolio consist of predominantly low coupon fixed rate 15 year mortgages and contracts to purchase such mortgages hedged with swaps or treasury futures.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates. The value of these positions will be affected by periods of high interest rate volatility.


Note 6        SECURITIES HELD TO MATURITY

At the end of the first quarter of 2002 the Company reclassified a portion of its subordinated non-investment grade CMBS on the balance sheet from available for sale to held to maturity. This reclassification reflected the Company's intent and ability to hold these assets until maturity in anticipation of closing the Collateralized Debt Obligation ("CDO") financing in May 2002. The effect of this change is that these assets will be presented on the balance sheet at their adjusted cost basis, rather than previously at their fair market value. As this reclassification was effective on March 31, 2002, the adjusted cost basis as of March 31, 2002 is equal to the market value at the date of transfer for all assets purchased prior to January 1, 2002. Any unamortized gain or loss relating to the securities remains in OCI and will be amortized as an adjustment of yield over the anticipated life of the security. For those assets purchased during the first three months of 2002 with an approximate par of $186,000, the adjusted cost basis at March 31, 2002 is equal to the original purchase price.

The par value, amortized cost, carrying value and estimated fair value of securities held to maturity as of September 30, 2002 are summarized as follows:

                                                                                   Unamortized
                                                       Unamortized   Amortized      Balance in    Carrying    Estimated
                                           Par           Discount       Cost           OCI         Value      Fair Value
------------------------------------------------------------------------------------------------------------------------
Non-investment grade rated
  subordinated securities                $647,524      $(185,265)      $462,259      $(88,185)    $374,074     $423,504

Non-rated subordinated securities         126,010        (92,952)        33,058        (8,897)      24,161       27,093

Investment grade CMBS                      47,730         (1,130)        46,600             -       46,600       52,553
                                      ----------------------------------------------------------------------------------
     Total CMBS                           821,264       (279,347)       541,917       (97,082)     444,835      503,150
                                      ----------------------------------------------------------------------------------

Investment Grade REIT Debt securities     112,145             48        112,193             -      112,193      123,657
                                      ----------------------------------------------------------------------------------
Total securities held to maturity       $ 933,409      $(279,299)     $ 654,110      $(97,082)    $557,028     $626,807
                                      ==================================================================================

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

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of September 30, 2002 where the Company owns the first loss security:

  -------------------------------------------------------------------------
|                              |              |      September 30, 2002    |
| -----------------------------|--------------|-----------------------------
|                              |   Principal  | Number of |       % of     |
|                              |              |   Loans   |    Collateral  |
| -----------------------------|--------------|-----------|----------------|
| Past due 30 days to 60 days  |      $11,616 |       6   |       0.12%    |
| -----------------------------|--------------|-----------|----------------|
| Past due 60 days to 90 days  |            - |       -   |           -    |
| -----------------------------|--------------|-----------|----------------|
| Past due 90 days or more     |      123,089 |      20   |        1.27    |
| -----------------------------|--------------|-----------|----------------|
| REO                          |       19,765 |       5   |        0.20    |
| -----------------------------|--------------|-----------|----------------|
| Total                        |     $154,470 |      31   |       1.59%    |
| -----------------------------|--------------|-----------|----------------|
| Total principal balance      |   $9,707,209 |   1,891   |                |
  --------------------------------------------------------------------------

The Company owns several subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from an A1- rated surety. The bankruptcy court has approved of the surety providing debtor-in-possession financing for up to $20,000. The principal amount of the loan is $209,305 relative to the remaining principal amount in the GMAC 98 C-1 CMBS securitization of $1,295,616. At this time there have been no adjustments for possible losses on this loan.


Note 7        IMPAIRMENT

When the estimated fair value of the Company's CMBS securities classified as available for sale and held to maturity has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time the Company expects the values to recover to amortized cost, the investment is written down to its fair value.

To the extent that the Company's expectation of realized losses on individual loans supporting the CMBS classified as held to maturity or available for sale, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected GAAP yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, and write the investment down to its fair value.

While realized losses on individual loans may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and GAAP yields are appropriate on all investments.

As part of the acquisition of CORE Cap, Inc. in May 2000 the Company acquired securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC 1998-B Trust"). The Trust is collateralized by loans on 320 properties to 71 borrowers. The properties are largely franchise restaurants and gas station convenience stores. The Company owns the class B tranche in the par amount of $16,366. As of September 30, 2002, this security was rated BB by Fitch (on ratings watch negative) and B- by Standard and Poor's (not on credit watch) and was current with respect to principal and interest. On October 15, 2002, this security was rated D by Standard and Poor's since the securities' trust did not pay its interest due on October 15, 2002 due to reduced levels of servicer advancing and servicer recoupment of prior advances. The adjusted cost of the security is 87% of par or $14,218 and is currently held as available for sale at 27% of par or $4,419. The $9,797 difference between adjusted cost and carrying value is reflected in Other Comprehensive Income on the consolidated balance sheet. Were the Company to conclude based on subsequent information that actual cash flows were to differ materially from expected cash flows, the Company would take an impairment charge through income to reflect the difference between original expected cash flows and its revised estimate. The impairment charge would be calculated by determining the net present value of the expected cash flows using an interest rate which is equal to the then market yield for similar securities. The difference between the net present value and the adjusted cost of the security would be the impairment charge. Although data received in the future may suggest otherwise, based on currently available data, the Company does not feel that an impairment charge is required. The principle factors relating to this determination at this time are the existence of approximately $30 million of structural subordination below the Company's position, generally stable defaults and delinquencies on underlying loans over the past year, a stabilization in aggregate delinquencies and defaults industry wide in the franchise receivables market, and the fact that the servicing of the underlying loans is now being performed by a more credible servicer, GMAC.

Note 8        COMMON STOCK

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

On September 19, 2002, the Company declared distributions to its common shareholders of $0.35 per share, payable on October 31, 2002 to stockholders of record on September 30, 2002. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

For the three and nine months ended September 30, 2002, the Company issued 310,346 and 1,132,314 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $3,426 and $12,546, respectively. For the three and nine months ended September 30, 2001, the Company issued 661,381 and 1,378,997, respectively, shares of common stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $7,264 and $14,349 for the three and nine months ended September 30, 2001.


Note 9        TRANSACTIONS WITH AFFILIATES

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

The Company incurred $2,376 and $6,872 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2002, respectively, and $1,842 and $5,805 in base management fees for the three and nine months ended September 30, 2001, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0 and $11 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2002, respectively, and $0 and $82 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2001, respectively.

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

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee will be based on 25% of the Company's GAAP net income. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. Additionally, the Management Agreement was revised in May 2002 as the Manager proposed that in determining GAAP earnings for purposes of calculating the incentive fee, GAAP earnings for the three months ended March 31, 2002 would not include the $6,327 income recognized as the cumulative effect of implementing SFAS
142. Instead, the income from the cumulative effect of SFAS 142 will be included in GAAP income in the periods in which it would have been earned had the Company not adopted SFAS 142. The Company incurred $6 and $3,195 in incentive compensation for the three and nine months ended September 30, 2002, and $1,461 and $2,614 in incentive compensation for the three and nine months ended September 30, 2001. The incentive fee incurred for the three months ended September 30, 2002 was based upon a threshold rate of 9.5% and an adjusted issue price of the Common Stock of $11.38 which equates to a net income threshold of $1.08 per share. Under the terms of an administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and nine month period ended September 30, 2002, the administration fee was $42 and $128, respectively. For the three and nine month period ended September 30, 2001, the administration fee was $38 and $103, respectively.

On July 20, 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock . The Company does not pay BlackRock management or incentive fees through Carbon and has additionally received a reduction of management fee for this investment on its own management contract with BlackRock as a result of this investment. On November 7, 2001 the Company received a capital call notice to fund a portion of its Carbon Capital, Inc. investment. The total amount of the capital call was $8,784, which was paid on November 19, 2001. The proceeds were used by Carbon to acquire three commercial loans, all of which are secured by office buildings. The Company's remaining commitment was $41,216 at September 30, 2002. As of September 30, 2002, the Company owned 20.3% of the outstanding shares in Carbon, and BlackRock Financial Management, Inc., its affiliates, officers, directors and employees collectively owned 3.9%. On October 30, 2002, the Company paid an additional capital call in the amount of $6,100 resulting in a remaining commitment of $35,116. The proceeds were used by Carbon to acquire a commercial mortgage loan secured by an office building and a commercial mortgage loan secured by a hotel.

At the time of the Core-Cap merger, the Manager agreed to pay GMAC Mortgage Asset Management, Inc. (GMAC) $12,500 over a ten-year period (Installment Payment). The Company agreed that should it terminate the Manager without cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2002, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.


Note 10       BORROWINGS

Certain information with respect to the Company's collateralized borrowings excluding Collateralized Debt Obligations ("CDO") at September 30, 2002 is summarized as follows:

                                                            Reverse            Total
                                        Lines of Credit    Repurchase      Collateralized
                                         and Term Loans    Agreements       Borrowings
                                        --------------------------------------------------
Outstanding borrowings                     $ 37,988        $1,436,374       $1,474,362
Weighted average borrowing rate               4.42%             1.86%            1.93%
Weighted average remaining maturity             313                21               28
Estimated fair value of assets pledged     $ 58,844        $1,568,560       $1,627,404


As of September 30, 2002, $21,984 of borrowings outstanding under the lines of credit was denominated in pounds sterling and interest payable is based on sterling LIBOR.

As of September 30, 2002, the Company's collateralized borrowings had the following remaining maturities:

                                              Reverse            Total
                           Lines of Credit    Repurchase      Collateralized
                            and Term Loans    Agreements       Borrowings
                           --------------------------------------------------
Within 30 days              $      -          $  1,419,089      $  1,419,089
31 to 59 days                      -                17,285            17,285
Over 60 days                  37,988                     -            37,988
                           --------------------------------------------------
                            $ 37,988          $  1,436,374      $  1,474,362
                           ==================================================

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

On May 29, 2002 the Company issued ten tranches of secured debt through a CDO. In this transaction a wholly-owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO debt as of September 30, 2002 is $403,831. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.54 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for the CDO of approximately 7.21%. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of September 30, 2002 of the collateral securing the CDO consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of September 30, 2002, the collateral securing the CDO has a fair value of $449,406. Proceeds from the CDO were used to pay off all of the financing of the Company's CMBS Below Investment Grade portfolio, BBB portfolio, and its REIT debt. Prior to the CDO, these portfolios were financed with thirty-day repurchase agreements with various counterparties that marked the assets to market on a daily basis at interest rates based on 30 day LIBOR. For accounting purposes, this transaction was treated as a secured financing, and the loan is non-recourse to the Company.


Note 11      DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in OCI. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company uses derivative instruments to actively manage its aggregate exposure to changes in short and long-term interest rates. The principal derivatives used are interest rate swaps and future contracts on U.S. Treasuries. The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and as trading derivatives intended to offset changes in fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

As of September 30, 2002, the Company had interest rate swaps with notional amounts aggregating $866,473 that were designated as cash flow hedges. Their aggregate fair value was a $56,606 liability included in other liabilities on the statement of financial condition. For the nine months ended September 30, 2002, the net change in the fair value of the interest rate swaps was a net decrease of $54,503 of which $126 was deemed ineffective and is included as a reduction of interest expense and $54,629 was recorded as a reduction of OCI. As of September 30, 2002, the $866,473 notional amount of the swaps had a weighted average remaining term of 5.15 years.

During the nine months ended September 30, 2002, the Company closed two of its interest rate swaps with a notional amount of $103,000, which were designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will amortize as an increase of interest expense the $2,268 loss in value included in OCI incurred upon closure of the swaps over their remaining terms. The amortized cost of $4,585 related to the purchase of the swap, will continue to be amortized as a decrease of interest income over the remaining term of the swap.

As of September 30, 2002, the Company had interest rate swaps with notional amounts aggregating $312,145 designated as trading derivatives. Their aggregate fair value at September 30, 2002 of $(2,097) is included in other liabilities. For the nine months ended September 30, 2002, the change in fair value for these trading derivatives was a decrease of $309 and is included as an addition to loss on securities held for trading in the consolidated statement of operations. As of September 30, 2002, the $312,145 notional of swaps had a weighted average remaining term of 4.65 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At September 30, 2002 and 2001, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $25,163 and $19,827, respectively.

The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At September 30, 2002, the Company had outstanding short positions of 261 five-year U.S. Treasury Note future contracts and 921 ten-year U.S. Treasury Note future contracts expiring in December 2002, which represented $26,100 and $92,100 in face amount of U.S. Treasury Notes, respectively; and an interest rate cap with a notional amount of $85,000. The estimated fair value of these contracts which aggregated approximately $(132,000) at September 30, 2002 was included in securities held for trading, and the change in fair value related to these contracts is included as a component of loss on securities held for trading.

As of September 30, 2002 the Company entered into an agreement to exchange (pound)8,831 (pounds sterling) for $13,662 (U.S. dollars) on January 21, 2003. As of September 30, 2001, the Company agreed to exchange (pound)8,831 (pounds sterling) for $12,350 (U.S. dollars) on January 22, 2002. These contracts are intended to economically hedge currency risk in connection with the Company's investment in the London Loan, which is denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $159 and $535 at September 30, 2002 and 2001, respectively. Such values were recognized as a reduction and addition of foreign currency losses for the nine months ended September 30, 2002 and 2001, respectively. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At September 30, 2002 and 2001, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $2,300 and $600, respectively.


Note 12       SUBSEQUENT EVENTS

The Company has a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock . As of September 30, 2002, the Company has funded $8,784 of this commitment. On October 16, 2002 the Company received a capital call notice to fund an additional $6,100 of its commitment, which was paid on October 30, 2002. The capital call resulted in a remaining commitment of $35,116. The proceeds were used by Carbon to acquire a commercial mortgage loan secured by an office building and a commercial mortgage loan secured by a hotel.

In October 2002, the Chicago Condo Loan paid off its balance in full. The Chicago Condo Loan is a $15,000 mezzanine loan secured by second mortgage on a condominium conversion project in Chicago, Illinois, and a first mortgage on an adjacent land parcel, as well as the borrower's partnership interest in the property. The originally scheduled maturity of the loan was September 2002, which was extended by the borrower for an additional six-month term for an extension fee of $150.

In October 2002, the San Francisco Hotel Loan paid off its balance in full. The San Francisco Hotel Loan is an $18,000 mezzanine loan secured by a lien on the borrower's interest in a full service hotel located in San Francisco, California. The original maturity of this loan was May 2003.

On October 15, 2002, the class B tranche of the FMAC 1998-B was downgraded to D by Standard and Poor's since the securities' trust did not pay its interest due on October 15, 2002 due to reduced levels of servicer advancing and servicer recoupment of prior advances. As of September 30, 2002, this security was rated BB by Fitch (on ratings watch negative) and B- by Standard and Poor's (not on credit watch) and was current with respect to principal and interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's long-term goal is to provide a consistent dividend primarily supported by long-term operating earnings from a portfolio of commercial real estate loans and securities secured by such loans.

The Company reported $0.26 per share of net income for the third quarter of 2002 and $1.08 for the nine months ended September 30, 2002. The comparable figures for the year earlier periods were $0.38 and $1.04 respectively. Operating Earnings for the third quarter was $0.40 per share and $1.26 for the nine months ended September 30, 2002 versus $0.38 and $0.99 per share respectively for the year earlier periods. The Company considers operating earnings ("Operating Earnings") to be its net interest income less all operating expenses and loss provisions. Operating Earnings does not include non-recurring items such as the effects of accounting changes (SFAS 133 and 142). It also does not include realized or unrealized gains and losses from active trading and from mark to market of assets and hedging instruments held for trading.

                                                             Three months ended           Nine Months ended
                                                               September 30,                September 30,
                                                             2002          2001           2002           2001
                                                        ----------------------------------------------------------
  Operating Earnings (diluted)                             $ 0.40         $ 0.38         $ 1.26         $0.99
  Gain on sale of securities available for sale              0.21           0.01           0.20          0.20
  Loss on securities held for trading                       (0.30)          0.04          (0.42)         0.07
  Loss from sale of active trading securities               (0.04)             -          (0.09)            -
  Loss on impairment of asset                                   -              -              -         (0.16)
  Other loss                                                (0.01)         (0.05)         (0.01)        (0.01)
                                                        ----------------------------------------------------------
  Net Income before Cumulative Transition Adjustment         0.26           0.38           0.94          1.09
                                                        ----------------------------------------------------------
  Cumulative Transition Adjustment - SFAS 142                   -              -           0.14             -
  Cumulative Transition Adjustment - SFAS 133                   -              -              -         (0.05)
                                                        ----------------------------------------------------------
  Net Income (diluted)                                       0.26           0.38           1.08          1.04
                                                        ==========================================================

The Company establishes the level of dividends by analyzing the long-term sustainability of Operating Earnings given existing market conditions and the current composition of the portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs. On September 19, 2002, the Company declared a quarterly dividend of $0.35 per common share.

The Company's third quarter Operating Earnings represents an annualized return on the quarter's average common stock equity (Annualized ROE) of 22.5% and net interest margin of 4.3%. The comparable figures for the year earlier period were 21% and 3.6% respectively. The annualized ROE based upon the Company's net asset value for the quarter was 20.2%.

The GAAP book value per common share at quarter end was $6.83, while the net asset value per common share of the Company at quarter end was $8.31 based upon market prices provided by dealers. The net asset value per common share of $8.31 is an increase of 6.1% from $7.83 at June 30, 2002 and an increase of

10.4% from $7.53 as of December 31, 2001. The $1.48 difference between the September 30,2002 GAAP book value and net asset value is attributable to the requirement that the interest rate hedge in the Collateralized Debt Obligation ("CDO") structure is marked to market while the assets in the CDO structure and other subordinated CMBS are classified as "held to maturity" and are not marked to market. If the assets classified as held to maturity were marked to market, GAAP book value would increase by $69,779, which represents the $1.48 difference between GAAP book and net asset value.

The Company's investment portfolios encompass three distinct lines of business
(i) investing in below investment grade commercial mortgage backed securities
(CMBS), (ii) investing in high yield commercial real estate loans (Commercial Loans), (iii) acquiring and managing investment grade residential mortgage backed securities (RMBS). The Company believes that this represents an integrated strategy where each line of business supports the others and creates value over and above operating each line in isolation. The CMBS portfolio provides diversification, and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten year weighted average life) and can be financed through issuance of secured debt that matches the life of the investment. Commercial Loans can provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The RMBS portfolio is a highly liquid portfolio that supports the liquidity needs of the Company while earning attractive returns.

During the third quarter the Company purchased commercial real estate assets funded with the excess liquidity generated from the second quarter CDO ("CDO I") issuance and via reductions in the RMBS portfolio. The Company is focusing on BB or higher rated securities due to the greater credit protection provided by this class of assets. In the Company's view match funding such long maturity credit sensitive assets to term will provide more stable long term Operating Earnings than can be provided either by funding such assets with short-term debt or owning leveraged RMBS portfolios.

The chart below details for each asset class the market value, adjusted purchase price and book yield as of September 30, 2002.

                                                     Adjusted
                                    Market           Purchase          Book
                                    Value             Price            Yield
                                  --------------------------------------------
  CMBS Below Investment Grade        $ 302,183        $ 343,011        9.74%
  Other CMBS and REIT debt              87,525           94,005        7.89%
  Commercial Loans                     141,681          142,688       11.65%
  Fixed Rate RMBS                    1,230,129        1,195,846        5.74%
  Adjustable Rate RMBS                  80,671           79,759        5.71%
                                  --------------------------------------------
  Total                             $1,842,189       $1,855,309        7.04%
                                  ============================================

In May of 2002, the Company contributed a significant portion of its credit sensitive assets to CDO I, which is a special purpose entity to facilitate the match funding of those assets. The chart below details the assets contributed to CDO I by market value, adjusted purchase price and book yield.

                                                     Adjusted
                                    Market           Purchase          Book
                                    Value             Price            Yield
                                  --------------------------------------------
  CMBS Below Investment Grade       $273,195         $275,579          9.83%

  CMBS Investment Grade
    and REIT debt                    176,210          158,793          7.04%

The Company uses a combination of committed debt facilities, secured CDO debt and 30-day repurchase agreements to finance its assets. All below investment grade CMBS and commercial loans are eligible to be financed with committed facilities. RMBS is generally financed through 30-day repurchase agreements. The chart below details the Company's borrowings and interest expense rate for the quarter ended September 30, 2002.

                                           Borrowings              Rate
                                       -------------------   -----------------
  CMBS Below Investment Grade             $  105,937               2.73%
  Other CMBS and REIT debt                    57,367               1.95%
  Commercial Loans                            37,988               4.14%
  Fixed Rate RMBS                          1,194,353               1.82%
  Adjustable Rate RMBS                        78,763               1.80%
  CDO I*                                     403,781               7.21%
                                       -------------------   -----------------
  Total                                   $1,878,189               3.08%
                                       ===================   =================

   *Includes cost of hedging CDO floating rate debt to fixed rate debt.


Market Conditions and Their Effect on Company Performance

Expectations of third quarter GDP growth of 3.5% mask the dramatic disparities in the performance of the household versus the corporate sectors. A robust housing market was encouraged by multi-decade lows in mortgage rates. The low mortgage rates in turn permitted record home equity refinancings that along with interest savings supported spending on durables like autos. However, the trend into quarter-end weakened, as layoffs and the dramatic sell-off in equities sapped consumer confidence.

CMBS Credit Risk:

Credit spreads represent the premium above comparable average life Treasury rates required by the market to take credit risk. CMBS rated below investment-grade outperformed similarly rated corporate bonds during the third quarter. The strong relative performance of CMBS was due to a combination of spread tightening in the real estate sector and spread widening in corporate bonds. Demand for high-yield CMBS came from CDO accumulation and insurance company buying. Supply continues to be muted by low levels of new issuance. Corporate bond performance was negatively affected by investor aversion to credit event risk and concerns about future earnings. The chart below compares the credit spreads for high-yield CMBS to high-yield corporate bonds.

                   Average Credit Spreads (in basis points)*
                   -----------------------------------------

                                  BB CMBS       BB Corporate          Difference
                                  -------       ------------          ----------
   As of September 30, 2002       485           726                   (241)
   As of June 30, 2002            571           549                   22


                                  B CMBS        B Corporate           Difference
                                  ------        -----------           ----------
   As of September 30, 2002       1073          1054                  19
   As of June 30, 2002            1052          783                   269

   *Source - Lehman Brothers CMBS High Yield Index & Lehman Brothers
    High Yield Index

The Company owns the first loss securities in seven CMBS securitizations. Five of the seven were issued in 1998. The Company considers delinquency information from the Lehman Brothers Conduit Guide for 1998 vintage transactions to be the most relevant measure of credit performance and market conditions applicable to its CMBS first loss holdings. The broader measure of all transactions tracked in the Conduit Guide since 1994 also provides relevant comparable information. The delinquency statistics are shown in the table below:

 ----------------------------------------------------------------------------------------------------
|          |       Lehman Brothers Conduit Guide For   |     Lehman Brothers Conduit Guide For       |
|          |         1998 Vintage Transactions         |             All Transactions                |
|----------|-------------------------------------------|---------------------------------------------|
|    Date  |    Number of    | Collateral |      %     |    Number of    | Collateral |     %        |
|          | Securitizations |  Balance   | Delinquent | Securitizations |  Balance   | Delinquent   |
|----------|-----------------|------------|------------|-----------------|------------|--------------|
|  9/30/02 |      39         |  $50,219   |     1.74%  |      237        |  $205,933  |     1.60%    |
|----------|-----------------|------------|------------|-----------------|------------|--------------|
|  6/30/02 |      39         |  $50,625   |     1.89%  |      230        |  $201,105  |     1.57%    |
 ----------------------------------------------------------------------------------------------------

Morgan Stanley Dean Witter (MSDW) also tracks CMBS loan delinquencies using a slightly smaller universe. The MSDW index tracks all CMBS transactions with more than $200,000 of collateral that have been seasoned for at least one year. This will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2002 the MSDW index indicated that delinquencies on 191 securitizations was 2.04%. As of June 30, 2002, this same index tracked 183 securitizations with delinquencies of 2.06%. See the section titled "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The Company's below investment grade CMBS portfolio has a total par amount of $895,710. Of this amount, $126,010 is the par of the securities that represent the first loss on the underlying mortgages, and $561,702 is the par of the securities that represent the remaining tranches owned by the Company when the Company owns the first loss security. The Company, in performing its due diligence upon acquisition of the securities, estimated $180,000 of principal would not be recovered. This estimate was developed on a loan-by-loan basis and represents in aggregate approximately 1.8% of the underlying principal balance of the collateral. In aggregate this loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio, and an average assumed loss severity of 34% of loan balance (which is equivalent to the long-term historical average including both principal and interest calculated in a study of thirty years of loan data). Actual results could materially differ from estimated results. See "Risk Disclosures" for a discussion of how differences between estimated and actual losses could affect Company earnings. There are currently 1,891 underlying first mortgage loans supporting the Company's first loss CMBS with an aggregate principal balance of over $9.7 billion as of September 30, 2002. The average loan to value (LTV) and debt service coverage ratios (DSCR) at the origination of these loans were 69.9% and 1.46 times, respectively.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type are:

 -----------------------------------------------------------------------------
|                       9/30/02 Exposure        |      6/30/02 Exposure      |
|-----------------------------------------------|----------------------------|
| Property Type          Loan        % of Total |   Loan        % of Total   |
|                      Balance                  | Balance                    |
|-----------------------------------------------|----------------------------|
|   Multifamily       $3,343,463         34.4%  | $3,375,486          34.5%  |
|   Retail             2,715,536          28.0  |  2,729,418           27.9  |
|   Office             1,837,013          18.9  |  1,849,196           18.9  |
|   Lodging              841,043           8.7  |    845,327            8.7  |
|   Industrial           592,092           6.1  |    594,654            6.1  |
|   Healthcare           348,203           3.6  |    350,024            3.6  |
|   Parking               29,859           0.3  |     29,970            0.3  |
|-----------------------------------------------|----------------------------|
|   Total             $9,707,209          100%  | $9,774,075           100%  |
 ----------------------------------------------------------------------------

Of the 31 delinquent loans shown on the chart in Note 6, two were delinquent due to technical reasons, five were Real Estate Owned and being marketed for sale, seven were in foreclosure, and the remaining 17 loans were in some form of workout negotiations. Aggregate realized losses of $1,355 were taken in the third quarter of 2002. This brings cumulative net losses realized to $6,964, which is 3.9% of total estimated losses. This experience to-date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages.

The Company reports income based on an assumption that losses will occur over time. The Company reviews its loss estimates on a quarterly basis. This review includes analysis of monthly payment experience and a quarterly review of reported debt service coverage ratios of the underlying properties. To date no adjustments to the loss estimates have been made. During the third quarter of 2002 the Company also experienced early payoffs of $33,164, which represents 0.34% of the year-end pool balance. These loans were paid-off at par with no loss. The anticipated losses attributable to these loans will be reallocated to the loans remaining in the pools.

The subordinated CMBS owned by the Company has a delinquency experience of 1.59%, compared to 1.74% for the Lehman Brothers Conduit Guide for 1998 vintage transactions. Although delinquencies on the Company's CMBS collateral as a percent of principal declined since March 31, 2002, the Company expects delinquencies to continue to rise throughout 2002 in line with expectations.

The Company owns six subordinate tranches of the GMAC 98 C-1 CMBS securitization, included in securities held to maturity. On May 14, 2002, a borrower whose loan is included in the securitization filed Chapter 11 bankruptcy. The $209,305 loan is secured by mortgages on 82 skilled nursing facilities as well as a surety bond from an A1- rated surety. When the borrower ceased making payments in November 2000 the surety began making the monthly debt service payments; at that time the surety's total obligation was set at approximately $215,000 as per the terms of the surety agreement which covers both principal and interest. As of September 30, 2002, the surety's remaining obligation was approximately $179,000. The bankruptcy court has approved of the surety providing debtor-in-possession financing for up to $20,000. At this time, the Company does not believe that an adjustment is required for possible losses on this loan.

As of September 30, 2002 the fair market value of the Company's holdings of CMBS is $43,817 lower than the adjusted cost for these securities. This decline in the value of the investment portfolio represents market valuation changes and is not due to credit experience or credit expectations. The adjusted purchase price of the Company's CMBS portfolio as of September 30, 2002 represents approximately 68% of its par amount. The market value of the Company's CMBS portfolio as of September 30, 2002 represents approximately 63% of its par amount. As the portfolio matures the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of September 30, 2002 the Company believes there has been no material deterioration in the credit quality of its portfolio below original expectations. As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle.

The Company's GAAP income for its CMBS securities is computed based upon a yield which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through September 30, 2002, the Company's GAAP income accrued on its CMBS assets was approximately $14,000 lower than the taxable income accrued on the CMBS assets.

As part of the acquisition of CORE Cap, Inc. in May 2000 the Company acquired securities backed by franchise loans originated by Franchise Mortgage Acceptance Corporation ("FMAC 1998-B Trust"). The Trust is collateralized by loans on 320 properties to 71 borrowers. The properties are largely franchise restaurants and gas station convenience stores. The Company owns the class B tranche in the par amount of $16,366. As of September 30, 2002, this security was rated BB by Fitch (on ratings watch negative) and B- by Standard and Poor's (not on credit watch) and was current with respect to principal and interest. On October 15, 2002, this security was rated D by Standard and Poor's since the securities' trust did not pay its interest due on October 15, 2002 due to reduced levels of servicer advancing and servicer recoupment of prior advances. The adjusted cost of the security is 87% of par or $14,218 and is currently held as available for sale at 27% of par or $4,419. The $9,797 difference between adjusted cost and carrying value is reflected in Other Comprehensive Income on the consolidated balance sheet. Were the Company to conclude based on subsequent information that actual cash flows were to differ materially from expected cash flows, the Company would take an impairment charge through income to reflect the difference between original expected cash flows and its revised estimate. The impairment charge would be calculated by determining the net present value of the expected cash flows using an interest rate which is equal to the then market yield for similar securities. The difference between the net present value and the adjusted cost of the security would be the impairment charge. Although data received in the future may suggest otherwise, based on currently available data, the Company does not feel that an impairment charge is required. The principle factors relating to this determination at this time are the existence of approximately $30 million of structural subordination below the Company's position, generally stable defaults and delinquencies on underlying loans over the past year, a stabilization in aggregate delinquencies and defaults industry wide in the franchise receivables market, and the fact that the servicing of the underlying loans is now being performed by a more credible servicer, GMAC.

Commercial Real Estate Markets:

Real Estate common stock indices outperformed broader market indices again in the third quarter despite fundamental weakness. Overall, returns were negative for both real estate and broad indices. Demand for space has declined nationally across most property types. Office and industrial markets continued to experience decreasing occupancy due to weak economic growth and an increasing amount of sublease space being offered by existing tenants. Apartment rents were negatively impacted by new construction and the competition from homeownership due to low mortgage interest rates. Within the retail sector, we remain concerned about weak corporate credits, as Kmart and Ames department stores have closed stores.

Steadily declining 10-year interest rates were not able to stimulate commercial mortgage lending in the third quarter. Domestic issuance of CMBS through September 30, 2002 was approximately $42 billion, representing a decrease of 22.0% versus the prior year period. Weak lending volume is attributed to (i) the lack of affordable terrorism insurance coverage which reduces large loan originations and (ii) the modest transaction volume in direct real estate equity. High yield real estate significantly outperformed its corporate counterparts due to investor buying and limited new issuance. Real estate debt benefited from fewer credit events which had hurt the corporate high yield markets. Using CMBS rated BB as a proxy for high yield real estate debt, pursuant to Lehman Brothers, CMBS tightened 86 basis points during the quarter while corporate bonds in the BB rating category widened 177 basis points.

Commercial Real Estate Loans:

The Company owns $134,267 in principal balance comprising of seven loans and two preferred equity interests in partnerships that own office buildings. The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. There are no delinquencies in the Company's commercial real estate loan portfolio which is relatively small and heterogeneous. The Company has determined it is not necessary to establish a loan loss reserve.

RMBS:

Long-term interest rates rallied during the second quarter 2002. Both long-term and short-term interest rates affect Company performance. The majority of the Company's asset values are indexed off of Ten Year Treasury securities. The amount of financing available for portfolio assets that are not in CDO I is based on their market values. The total amount of borrowing on the RMBS portfolio is $1,273,116.

To the extent that interest rates on the Company's borrowings increase without an offsetting increase in the interest rates earned on the Company's investments and hedges, the Company's earnings could be negatively affected. The chart below compares the rate for ten-year U.S. Treasury securities to the one-month LIBOR rate.

                           Ten Year U.S Treasury     One month
                           Securities                 LIBOR       Difference
                           ----------                 -----       ----------
   September 30, 2002      3.61%                     1.81%           1.80%
   June 30, 2002           4.82%                     1.84%           2.98%

The Company believes it is important to actively hedge its exposure to both short-term and long-term rates. The degree of hedging and the choice of hedging instruments depends on market conditions. This information is reviewed on a daily basis and changes are made accordingly. The Company uses a combination of interest rate futures contracts and interest rate swap agreements to hedge these exposures. The cost of the Company's hedging strategy during the third quarter was $5,922, or $0.13 per share.

Liquidity Risk:

The Company acquires its investments using its capital and borrowed funds. The availability of funds is a key component of the Company's operations. During times of market uncertainty the availability of this type of financing can be very limited. The Company currently funds itself mainly through its long-term match funded CDO debt and short-term secured lending arrangements with various counterparties. The Company also recently renewed its committed borrowing facility from Deutsche Bank in the amount of $185,000. This facility was scheduled to mature in July 2002 and was extended to July 2005. Additionally, on July 8, 2002 the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only in the first year, with the repayment of principal not due for three years.

During the quarter ended September 30, 2002, the Company's weighted average credit rating of invested equity decreased from BB to BB-. Aggregate leverage increased from 3.3:1 debt to capital at June 30, 2002 to 5.3:1 as of September 30, 2002. The three investment operations of the Company are all financed on a secured basis at levels that take into account the specific risks of that asset class. The commercial real estate loan portfolio was financed at a debt to capital ratio of 0.33:1, and the RMBS was financed at a ratio of 10.34:1.

The Company's RMBS portfolio is designed to maintain liquidity in support of the CMBS and Commercial Lending operations, specifically where they are financed with short-term debt. During the third quarter volatility and prepayments reached new highs causing the RMBS market to perform poorly versus the treasury market. Refinancing activity, as measured by the MBA refinancing index, increased 150%, the highest reading in history. The Company reacted by reducing its exposure to this sector and began to purchase CMBS and investment grade unsecured REIT debt. For the quarter ended September 30, 2002 the RMBS portfolio contributed approximately $0.22 per share to the Operating Earnings of the Company but can contribute to greater variability of reported results due to the mark to market requirement.

Within the RMBS portfolio the Company maintained an active trading strategy designed to take advantage of market opportunities to generate realized capital gains. Due to the high volatility in the RMBS markets the Company decided to discontinue its active trading strategies in July.

Recent Events:

The Company is seeking to finance a portion of its CMBS portfolio and unsecured real estate investment trust obligations through a CDO offering in the approximate amount of $300,000. The CDO is designed to match fund a portion of the Company's CMBS portfolio and all of its unsecured real estate investment trust obligations which are not part of the Company's May 2002 CDO. The Company intends to retain the equity interest in the issuer of the CDO and intends to account for this transaction on its balance sheet as a financing. The Company will use the proceeds of this offering to replace approximately $184,000 of short-term liabilities currently used to finance these assets. All notes will be issued at a fixed rate or hedged to create a total fixed cost of funds. Management believes that successful execution of this strategy will increase the quality of the Company's earnings by eliminating the risk of financing from the assets contributed to the CDO. The notes offered pursuant to the CDO will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company has a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock. As of September 30, 2002, the Company has funded $8,784 of this commitment. On October 16, 2002 the Company received a capital call notice to fund an additional $6,100 of its commitment, which was paid on October 30, 2002. The capital call resulted in a remaining commitment of $35,116. The proceeds were used by Carbon to acquire a commercial mortgage loan secured by an office building and a commercial mortgage loan secured by a hotel.

In October 2002, the Chicago Condo Loan paid off its balance in full. The Chicago Condo Loan is a $15,000 mezzanine loan secured by second mortgage on a condominium conversion project in Chicago, Illinois, and a first mortgage on an adjacent land parcel, as well as the borrower's partnership interest in the property. The originally scheduled maturity of the loan was September 2002, which was extended by the borrower for an additional six-month term for an extension fee of $150.

In October 2002, the San Francisco Hotel Loan paid off its balance in full. The San Francisco Hotel Loan is an $18,000 mezzanine loan secured by a lien on the borrower's interest in a full service hotel located in San Francisco, California. The original maturity of this loan was May 2003.

On October 15, 2002, the class B tranche of the FMAC 1998-B was downgraded to D by Standard and Poor's since the securities' trust did not pay its interest due on October 15, 2002 due to reduced levels of servicer advancing and servicer recoupment of prior advances. As of September 30, 2002, this security was rated BB by Fitch (on ratings watch negative) and B- by Standard and Poor's (not on credit watch) and was current with respect to principal and interest.

Results of Operations: Net income for the three and nine months ended September 30, 2002 was $13,274 or $0.26 per share (basic and diluted), and $53,758 or $1.08 per share (basic and diluted), respectively. Net income for the three and nine months ended September 30, 2001 was $16,483 or $0.40 per share ($0.38 diluted), and $41,359 or $1.09 per share ($1.04 diluted), respectively. Further details of the changes are set forth below.

The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                               For the Three Months Ended September 30,
                                  2002                          2001
                             -------------------------------------------------
                                    Interest                  Interest
                                     Income                    Income
                             -------------------------------------------------
CMBS                                $12,682                    $10,522
Other securities                      9,547                     10,024
Commercial mortgage loans             4,307                      2,941
Mortgage loan pools                       -                          -
Cash and cash equivalents               387                      1,071
                             -------------------------------------------------
Total                               $26,923                    $24,558
                             =================================================

                                For the Nine Months Ended September 30,
                                  2002                          2001
                             -------------------------------------------------
                                    Interest                  Interest
                                     Income                    Income
                             -------------------------------------------------
CMBS                                 $40,431                  $35,036
Other securities                      37,415                   21,961
Commercial mortgage loans             11,353                   13,137
Mortgage loan pools                        -                    1,575
Cash and cash equivalents              1,197                    2,143
                            -------------------------------------------------
Total                                $90,396                  $73,852
                            =================================================

In addition to the foregoing, the Company earned $14,324 and $28,032 in interest income from securities held for trading, $245 and $768 in earnings from real estate joint ventures, and $262 and $641 in earnings from an equity investment for the three and nine months ended September 30, 2002. In addition to the foregoing, the Company earned $11,054 and $15,821 in interest income from securities held for trading, and $634 and $1,318 in earnings from real estate joint ventures for the three and nine months ended September 30, 2001. The company had no earnings from equity investments for the three and nine months ended September 30, 2001.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                               For the Three Months Ended September 30,
                                  2002                          2001
                              ------------------------------------------------
                                    Interest                  Interest
                                    Expense                    Expense
                              ------------------------------------------------
Reverse repurchase agreements       $ 8,088                   $ 13,438
Lines of credit and term loan           429                      1,354
CDO liabilities                       4,397                          -
                              ------------------------------------------------
Total                              $ 12,914                   $ 14,792
                              ================================================


                                For the Nine Months Ended September 30,
                                  2002                          2001
                              ------------------------------------------------
                                    Interest                  Interest
                                    Expense                   Expense
                              ------------------------------------------------

Reverse repurchase agreements      $ 24,097                  $ 32,453
Lines of credit and term loan         1,976                     7,143
CDO liabilities                       5,773                         -
                              ================================================
Total                              $ 31,846                  $ 39,596
                              ================================================

The foregoing interest expense amounts for the three and nine months ended September 30, 2002, do not include $86 and $(126) of interest expense (income) related to hedge ineffectiveness, and $5,836 and $14,230 of interest expense related to swaps, respectively. The foregoing interest expense amounts for the three and nine months ended September 2001, do not include $1,574 and $(41) of interest expense (income) related to hedge ineffectiveness, and $1,975 and $2,723 of interest expense related to swaps. See Note 11, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

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

                                For the Three Months Ended September 30,
                                 2002                              2001
                           -------------------------------------------------
  Interest income              $41,247                           $35,612
  Interest expense             $18,737                           $16,767
  Net interest margin            4.26%                             3.64%
  Net interest spread            4.23%                             2.68%


Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The Company incurred $2,376 and $6,872 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2002 and $1,842 and $5,805 in base management fees for the three and nine months ended September 30, 2001. The Company incurred $6 and $3,195 in incentive compensation for the three and nine months ended September 30, 2002, and $1,461 and $2,614 for the three and nine months ended September 30, 2001. The incentive fee incurred for the three months ended September 30, 2002 was based upon a threshold rate of 9.5% and an adjusted issue price of the Common Stock of $11.38 which equates to a net income threshold of $1.08 per share. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0 and $11 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2002. No reimbursement of expenses was incurred during the nine months ended September 30, 2001.
Other expenses/income-net of $701 and $1,774 for the three and nine months ended September 30, 2002, and $78 and $1,047 for the three and nine months ended September 30, 2001, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. Other expenses/income-net for the three and nine months ended September 30, 2001 includes the amortization of negative goodwill of $534 and $1,494, respectively; negative goodwill was written off effective
January 1, 2002.

Other Gains (Losses): During the nine months ended September 30, 2002 and 2001, the Company sold a portion of its securities available-for-sale for total proceeds of $871,427 and $1,263,014, resulting in a realized gain of $9,538 and $175 for the three months ended September 30, 2002 and 2001, respectively; and $9,613 and $7,256 for the nine months ended September 30, 2002 and 2001, respectively. The (losses) gains on securities held for trading were $(15,948) and $1,875 for the three months ended September 30, 2002 and 2001, respectively; and $(23,848) and $2,443 for the nine months ended September 30, 2002 and 2001, respectively. The foreign currency gains (losses) of $(151) and ($91) for the three months ended September 30, 2002 and 2001, respectively; and $(380) and $18 for the nine months ended September 30, 2002 and 2001, respectively, relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: On September 19, 2002, the Company declared distributions to its shareholders of $.35 per share, payable on October 31, 2002 to shareholders of record on September 30, 2002.

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at September 30, 2002 and December 31, 2001:

                                                          September 30,                      December 31,
                                                         2002 Estimated                     2001 Estimated
                                                              Fair                               Fair
           Security Description                               Value          Percentage          Value        Percentage
---------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-backed securities:
CMBS IOs                                                      $46,164           15.9%          $ 79,204             5.5%
Investment grade CMBS                                               -               -            14,590              1.0
Non-investment grade rated subordinated securities            113,807            39.1           328,532             22.7
Non-rated subordinated securities                                   -               -            31,627              2.2
                                                        -------------------------------------------------------------------
     Total CMBS                                               159,971            55.0           453,953             31.4
                                                        -------------------------------------------------------------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                              44,906            15.4            75,035              5.2
Agency fixed rate securities                                   14,790             5.1           804,759             55.7
Residential CMOs                                               17,382             6.0            33,522              2.3
Home equity loans                                                   -               -            27,299              1.9
Hybrid arms                                                    16,682             5.8                 -                -
Investment grade REIT debt                                     36,942            12.7            51,386              3.5
                                                        -------------------------------------------------------------------
     Total RMBS                                               130,702            45.0           992,001             68.6
                                                        -------------------------------------------------------------------

                                                        -------------------------------------------------------------------
Total securities available for sale                          $290,673          100.0%       $ 1,445,954           100.0%
                                                        ===================================================================

Borrowings: As of September 30, 2002, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2002, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

                                                            For the Nine Months Ended
                                                                September 30, 2002
                                         ---------------------------------------------------------------

                                         September 30, 2002      Maximum             Range of
                                              Balance            Balance             Maturities
                                         ---------------------------------------------------------------
CDO debt*                                    $403,831           $403,831         9.2 to 10.9 years
Reverse repurchase agreements               1,436,374          1,876,902             3 to 50 days
Line of credit and term loan borrowings        37,988             37,988         107 to 1019 days
                                         ---------------------------------------------------------------

   * Disclosed as adjusted issue price.  Total par of CDO debt is $419,162

Hedging Instruments: From time to time the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At September 30, 2002, the Company had outstanding short positions of 261 five-year U.S. Treasury Note future contracts and 921 ten-year U.S. Treasury Note future contracts. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond futures, 500 ten-year U.S. Treasury Note future contracts, and a short call swaption with a notional amount of $400,000.

Interest rate swap agreements as of September 30, 2002 and December 31, 2001 consisted of the following:


                      September 30, 2002                                                  December 31, 2001
                                                                                                                     Weighted
                                                   Weighted                                                          Average
  Notional          Estimated    Unamortized       Average              Notional      Estimated       Unamortized    Remaining
  Value            Fair Value        Cost          Remaining Term       Value         Fair Value        Cost         Term
------------------------------------------------------------------    ---------------------------------------------------------
 $(1,178,618)     $(63,349)           -             5.02 years          $(792,000)     $(9,380)        $4,764        8.12 years


As of September 30, 2002, the Company had designated $866,473 of the interest rate swap agreements as cash flow hedges.

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

To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net earnings would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities, preferred stock, collateralized debt obligations, and will continue to consider resecuritization or other achievable term funding of existing assets.

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

For the three and nine months ended September 30, 2002, the Company issued 310,346 and 1,132,314 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $3,427 and $12,546 respectively.

In May 2002, the Company entered into sales agency agreements to sell up to 4,000,000 shares of common stock from time to time through an equity shelf program. Sales of the shares, if any, will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. The Company intends to pursue such sales when it feels the issuance of stock would be accretive to shareholders. The sales agents for the equity shelf program will be UBS Warburg and Brinson Patrick Securities Corporation. No shares were sold via these sales agency agreements.

As of September 30, 2002, $168,996 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and all of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. On July 16, 2002, the Company extended its $185,000 committed credit facility with Deutsche Bank, AG for three years until July 15, 2005. The Company also has the option to extend the facility for one additional year. The terms of the renewed facility are the same as the prior facility except that the debt to capital ratio was increased from 5.0:1 to 5.5:1. There were no borrowings under the Company's $200,000 term facility with Merrill Lynch as of September 30, 2002.

The Company's operating activities used cash flows of $(373,950) and $(441,098) during the nine months ended September 30, 2002 and 2001, respectively, primarily through net income and purchases of trading securities in excess of sales.

The Company's investing activities provided (used) cash flows totaling $361,553 and $(341,150), during the nine months ended September 30, 2002 and 2001, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities provided $1,810 and $814,345 during the nine months ended September 30, 2002 and 2001, respectively, primarily from secondary and follow on offerings in 2001 and additions to the level of short-term borrowings in 2002, offset by dividends paid.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date and expects to continue to have sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining: a minimum GAAP net worth of $140,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Additionally, the Company's GAAP net worth cannot decline by more than 37% during the course of any two consecutive fiscal quarters. As of September 30, 2002, the Company was in compliance with all such covenants.

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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of September 30, 2002. Actual results could differ significantly from these estimates.


           Projected Percentage Change In Portfolio Net Market Value
                   Given U.S. Treasury Yield Curve Movements

                  Change in               Projected Change in
            Treasury Yield Curve,              Portfolio
               +/- Basis Points            Net Market Value
           -----------------------------------------------------
                     -200                       (1.5)%
                     -100                        1.3%
                     -50                         1.2%
                  Base Case                        0
                     +50                        (2.2)%
                     +100                       (5.5)%
                     +200                      (15.1)%


           Projected Percentage Change In Portfolio Net Market Value
                         Given Credit Spread Movements

                  Change in                Projected Change in
               Credit Spreads,                  Portfolio
               +/- Basis Points             Net Market Value
           -----------------------------------------------------
                     -200                         8.8%
                     -100                         6.5%
                     -50                          3.8%
                  Base Case                         0
                     +50                         (4.8)%
                     +100                       (10.7)%
                     +200                       (25.5)%

 Projected Percentage Change In Portfolio Net Interest Income and Change in Net
                    Income per Share Given LIBOR Movements


                               Projected Change in        Projected Change in
       Change in LIBOR,             Portfolio           Portfolio Net Interest
       +/- Basis Points        Net Interest Income         Income per Share
     ------------------------------------------------------------------------
             -200                     10.4%                      $0.20
             -100                      5.2%                      $0.10
             -50                       2.6%                      $0.05
          Base Case                      0                          0
             +50                      (2.6)%                    $(0.05)
             +100                     (5.2)%                    $(0.10)
             +200                    (10.4)%                    $(0.20)


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

For purposes of illustration, a 50% increase of the losses in the Company's credit sensitive portfolio, without a significant acceleration of those losses would reduce the expected yield on adjusted purchase price from 10.1% to approximately 8.88%. This would reduce GAAP income going forward by approximately $0.11 per common share per annum and cause a significant write down in assets at the time the loss assumption is changed to reduce the affected securities to their then fair value.

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

The Company uses interest rate duration as its primary measure of interest rate risk. This metric, expressed when considering any existing leverage, allows the Company's management to approximate changes in the net market value of the Company's portfolio given potential changes in the U.S. Treasury yield curve. Interest rate duration considers both assets and liabilities. As of September 30, 2002, the Company's duration on equity was approximately 3.4 years. This implies that a parallel shift of the U.S. Treasury yield curve of 100 basis points would cause the Company's net asset value to increase or decrease by approximately 3.40%. The difference in the value change when rates rise versus fall is attributable to the prepayment characteristics of the Company's RMBS portfolio. Because the Company's assets, and their markets, have other, more complex sensitivities to interest rates, the Company's management believes that this metric represents a good approximation of the change in portfolio net market value in response to changes in interest rates, though actual performance may vary due to changes in prepayments, credit spreads and increased market volatility.

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

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II - OTHER INFORMATION

   Item 1.      Legal Proceedings

   At September 30, 2002 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

   Item 2.      Changes in Securities and Use of Proceeds

   None.

   Item 3.     Defaults Upon Senior Securities

   Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   None.

   Item 5.     Other Information

   None.

   Item 6.     Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None.

   (b)  Reports on Form 8-K

        None.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANTHRACITE CAPITAL, INC.


Date:  November 14, 2002               By:   /s/ Hugh R. Frater
                                            ----------------------------------
                                       Name:  Hugh R. Frater
                                       Title: President and Chief
                                              Executive Officer
                                              (authorized officer of registrant)



Date:  November 14, 2002               By:  /s/ Richard M. Shea
                                            ----------------------------------
                                       Name:  Richard M. Shea
                                       Title: Chief Operating Officer and
                                              Chief Financial Officer
                                              (principal accounting officer)

                                CERTIFICATIONS


         I, Hugh R. Frater, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Anthracite Capital, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002               By:   /s/ Hugh R. Frater
                                            ----------------------------------
                                       Name:  Hugh R. Frater
                                       Title: President and Chief
                                              Executive Officer

         I, Richard M. Shea, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Anthracite Capital, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002               By:  /s/ Richard M. Shea
                                            ----------------------------------
                                       Name:  Richard M. Shea
                                       Title: Chief Operating Officer and
                                              Chief Financial Officer

                       Certification of CEO Pursuant to
                            18 U.S.C. Section 1350,
                            as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Anthracite Capital, Inc. (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hugh R. Frater, as Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hugh R. Frater
-------------------------
Name:   Hugh R. Frater
Title:  Chief Executive Officer
Date:   November 14, 2002

                       Certification of CFO Pursuant to
                            18 U.S.C. Section 1350,
                            as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Anthracite Capital, Inc. (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard M. Shea, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Richard M. Shea
-------------------------------
Name:   Richard M. Shea
Title:  Chief Financial Officer
Date:   November 14, 2002