Form 10-K
period 2002-12-31
ANTHRACITE CAPITAL INC
filed 2003-03-31
CIK 1050112

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: ________ to ________

                         Commission File No. 001-13937


                           ANTHRACITE CAPITAL, INC.
            (Exact name of Registrant as specified in its charter)


                MARYLAND                                        13-3978906
  -------------------------------------                ------------------------
     (State or other jurisdiction of                         (I.R.S.  Employer
     incorporation or organization)                         Identification No.)

           40 East 52nd Street
           New York, New York                                      10022
----------------------------------------                -----------------------
(Address of principal executive office)                         (Zip Code)


                                (212) 409-3333
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:


  COMMON STOCK, $.001 PAR VALUE           NEW YORK STOCK EXCHANGE
  (Title of each class)            (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $13.25 as reported on the New York Stock Exchange on June 28, 2002, was $602,514,269 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 21, 2003 was 47,681,985 shares.

Documents Incorporated by Reference: The registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III.

                   ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                         2002 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                                        PAGE
                                         PART I

Item 1.         Business...................................................................4
Item 2.         Properties  ..............................................................21
Item 3.         Legal Proceedings ........................................................21
Item 4.         Submission of Matters to a Vote of
                Security Holders .........................................................21

                                         PART II

Item 5.         Market for the Registrant's Common Equity
                and Related Stockholder Matters ..........................................22
Item 6.         Selected Financial Data ..................................................23
Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations ............................24
Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk ..............................................................46
Item 8.         Financial Statements and Supplementary Data ..............................50
Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ...................................91

                                         PART III

Item 10.        Directors and Executive Officers of the Registrant .......................92
Item 11.        Executive Compensation ...................................................92
Item 12.        Security Ownership of Certain Beneficial
                Owners and Management and Related Stockholder Matters ....................92
Item 13.        Certain Relationships and Related Transactions ...........................92
Item 14.        Controls and Procedures ..................................................92

                                        PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........92
                Signatures ...............................................................92


           Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein are not, and certain statements contained in future filings by Anthracite Capital, Inc. (the "Company") with the Securities and Exchange Commission (the "SEC") in the Company's press releases or in the Company's other public or stockholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "maintain," "strive," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar terms or variations on those terms, or the negative of those terms.

Actual results could differ materially from those set forth in forward-looking statements and future results could differ materially from historical performance due to a variety of factors, including, but not limited to: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in deterioration in credit performance; (3) the performance and operations of the Manager; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms; (11) terrorist activities, which may adversely affect the general economy, financial and capital markets, the real estate industry and the Company; and (12) the ability of the Manager to attract and retain highly talented professionals. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                    PART I

ITEM 1.    BUSINESS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts.

General

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company focuses on acquiring pools of performing loans in the form of Commercial Mortgage Backed Securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

The Company's stock is traded on the New York Stock Exchange under the symbol "AHR". The Company's goal is to provide a consistent quarterly dividend supported by earnings that are sustainable over the long term. The Company seeks to achieve this consistent performance through pro-active credit risk management and the application of value-added capital markets strategies to traditional commercial real estate finance activities.

The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs. During the year ended December 31, 2002, the Company's total distributions to stockholders were $1.40 per share paid quarterly.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with over $273 billion of global assets under management as of December 31, 2002. The Manager provides an operating platform that incorporates significant asset origination, risk management and operational capabilities.

The Company's investment activities encompass three distinct lines of business:
1)         Commercial Real Estate Securities
2)         Commercial Real Estate Loans
3)         Residential Mortgage Backed Securities

The Company believes that these three investment activities represent an integrated strategy where each line of business supports the others and creates value over and above operating each line in isolation. The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The residential mortgage backed securities ("RMBS") portfolio is a highly liquid portfolio that supports the liquidity needs of the Company while earning attractive returns after hedging costs. The Company believes the risks of these portfolios are not highly correlated and thus can serve to provide stable earnings over long periods of time.


Commercial Real Estate Securities

The Company's principal activity is to underwrite and acquire high yielding CMBS that are rated below investment grade. The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate throughout the United States. The commercial real estate securing the first mortgages consist of income producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties and hotels, amongst others. The terms of a typical loan include a fixed rate of interest, thirty year amortization, some form of prepayment protection, and a large interest rate increase if not paid off after ten years. The loans are originated by various lenders and pooled together in a trust that issues securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trust are rated by one or more nationally recognized credit rating organization and are rated AAA down to CCC. Additionally, the security which is affected first by loan losses is not rated. Generally, the Company does not acquire the investment grade rated securities from newly formed trusts. The principal amount of the pools of loans securing the CMBS securities varies.

Each trust will also have a designated special servicer. Special servicers are responsible for carrying out the loan loss mitigation strategies. A special servicer will also advance funds to a trust to maintain principal and interest cash flows on the bonds so long as it believes there is a significant probability of recovering those advances from the underlying borrowers. The special servicer is paid a fee for advancing funds and for its efforts in carrying out loss mitigation strategies.

The Company focuses on acquiring the securities rated below investment grade and therefore that are rated BB+ or lower. The lowest rated securities are the first to absorb realized losses in the loan pools. If a loss of par is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing cash flow. The majority owner of the first loss position has the right to control the workout process and therefore designate the special servicer. The Company will generally seek to be in the control position by purchasing the majority of the non-rated securities and sequentially rated securities as high as BB+. Typically, the par amount of all securities that are rated below investment grade represents 4.5% - 6.5% of the par of the underlying loans of newly issued CMBS transactions. This is known as the subordination level because 4.5% - 6.5% of the loan balance is subordinated to the senior, investment grade rated securities.

The Company does not typically purchase a BB- rated security without having the right to control the workout process on the underlying loans. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having control of the workout process. These other below investment grade CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the 4.0% - 4.5% subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

As of December 31, 2002, the Company owns seven different trusts ("Controlling Class") where it is in the first loss position and as a result controls the workout process on $9,616,797 of underlying loans. The total par amount owned of these Controlling Class securities is $690,052. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans. The special servicer on five of the seven trusts is Midland Loan Services, Inc.; the special servicer on the remaining two trusts is GMAC Commercial Mortgage Management, Inc.

The Company also purchases investment grade commercial real estate related securities in the form of CMBS and unsecured debt of commercial real estate companies. The addition of these higher rated securities is intended to add greater stability to the long-term performance of the Company's portfolios as a whole and to provide greater diversification to optimize secured financing alternatives. The Company generally seeks to assemble a portfolio of high quality issues that will maintain consistent performance over the life of the security.

The Company also acquires CMBS interest only securities ("IOs"). These securities represent a portion of the interest coupons paid by the underlying loans. The Company views this portfolio as an attractive relative value versus other alternatives. These securities do not have significant prepayment risk because the underlying loans generally have prepayment restrictions. Furthermore, the credit risk is also mitigated because the IO represents a portion of all underlying loans, not solely the first loss.

The following table indicates the amounts of each category of commercial real estate asset the Company owns as of December 31, 2002.


                                                                              Adjusted
                                                                    Dollar     Purchase                    Loss Adjusted
                   Assets            Par           Market Value     Price       Price*        Dollar Price       Yield
   ---------------------------------------------------------------------------------------------------------------------

Controlling Class CMBS              $  690,052     $  369,365        53.53    $  438,262           63.51       10.36%
Other Below Investment
    Grade CMBS                         261,157        233,341        89.35       225,182           86.22        8.66%
Investment Grade
     Commercial Real
     Estate Related Securities         232,346        248,005       106.74       233,422          100.46        6.72%
CMBS IOs                               935,678         43,634         4.66        42,590            4.55        9.49%
                                    ----------     ----------     --------    ----------       ---------    ----------
      Total                         $2,119,233     $  894,345        42.20    $  939,456           44.33        9.01%
                                    ==========     ==========     ========    ==========       =========    ==========

* The adjusted purchase price represents the amortized cost of the Company's investments.


The Company finances the majority of these portfolios with match funded, secured term debt through Collateralized Debt Obligation ("CDO") offerings. To accomplish this, the Company forms a special purpose entity ("SPE") and contributes a portfolio of mostly below investment grade CMBS, investment grade CMBS, and unsecured debt of commercial real estate companies. As this transaction is considered a financing, the SPE is fully consolidated on the Company's consolidated financial statements. The SPE will then issue fixed and floating rate debt secured by the cash flows of the securities in the portfolio. The SPE will enter into an interest rate swap agreement to convert all floating rate debt issued to a fixed rate, thus matching the cash flow profile of the underlying portfolio. The structure of the debt also eliminates the mark to market requirement of other types of financing, thus eliminating the need to provide additional collateral if the value of the portfolio declines. The debt issued by the SPE is generally rated AAA down to BB; the Company will keep the equity of the portfolio and continue to manage the credit risk as it did prior to the assets being contributed to the CDOs. The CDO provides an optimal capital structure to maximize returns on these types of portfolios on a non-recourse basis. Other forms of financing used for these types of assets include multi-year committed financing facilities and 30-day reverse repurchase agreements.

Owning commercial real estate loans in this form allows the Company to earn its loss-adjusted returns over a long period of time while achieving significant diversification across geographic areas and property types.

The following table indicates the par values of each category of commercial real estate asset being used to secure the different types of borrowings as of December 31, 2002:


                                                                             Par Securing
                                          --------------- --------------- ----------------- --------------- -----------------
                                                                             Committed
                                             CDO Debt      Reverse Repo      Facilities      Not Financed        Total
                                          --------------- --------------- ----------------- --------------- -----------------

   Controlling Class CMBS                       $321,659         $11,231           $24,395        $332,767          $690,052
   Other Below Investment
       Grade CMBS                                258,605               -                 -           2,552           261,157
   Investment Grade
       Commercial Real Estate
       Related Securities                        228,346               -                 -           4,000           232,346
   CMBS IOs                                            -         680,317                 -         255,361           935,678
                                          --------------- --------------- ----------------- --------------- -----------------
          Total                                 $808,610        $691,548           $24,395        $594,680        $2,119,233
                                          =============== =============== ================= =============== =================

Prior to acquiring Controlling Class securities, the Company performs a significant amount of due diligence on the underlying loans to ensure their risk profiles fit the Company's criteria. Loans that do not fit the Company's criteria are removed from the pool. The debt service coverage ratios are evaluated to determine if they are appropriate for each asset class. The average loan to value ratio ("LTV") of the underlying loans is generally 70% at origination. Due to its greater levels of credit protection, other below investment grade CMBS are subject to comprehensive diligence though less detailed than Controlling Class securities.

As part of the underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing its due diligence on the seven trusts, at the time of acquisition, the Company estimated that $180,638 of principal on the underlying loans would not ultimately be recoverable. This amount represents approximately 1.9% of the underlying loan pools and 26.2% of the par amount of the Controlling Class securities owned by the Company. This loss assumption is used to compute a loss adjusted yield, which is then used to report income on the Company's consolidated financial statements. The weighted average loss adjusted yield for all Controlling Class securities is 10.36% and the weighted average yield if no losses occur is 11.72%. For all Controlling Class securities with a rating of BB- and below the weighted average loss adjusted yield is 10.84%. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. If actual losses differ from the original loss assumptions, a change in the original assumptions will be made to restate the yields accordingly. A write down or write up of the adjusted purchase price of the security may also be required. (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

Once acquired, the Company uses a performance monitoring system to track the credit experience of the mortgages in the pools securing both the Controlling Class and the other below investment grade CMBS. The Company receives remittance reports monthly from the trustees and closely monitors any delinquent loans or other issues that may affect the performance of the loans. The special servicer of a loan pool also assists in this process. The Company also reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

The Company's anticipated yields to maturity on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of such contingencies include, among other things, the timing and severity of expected credit losses, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, special servicer fees and other related expenses), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the Company's anticipated yields to maturity will be achieved.

Commercial Real Estate Loans

The Company's loan activity is focused on providing mezzanine capital to the commercial real estate industry. The Company targets well capitalized real estate operators with strong track records and compelling business plans designed to enhance the value of their real estate. These loans are generally subordinated to a senior lender or first mortgage and are priced to reflect a higher return. The Company has significant experience in closing large, complex loan transactions and can deliver a timely and competitive financing package to an underserved part of the real estate industry.

The types of investments in this class include subordinated participations in first mortgages, loans secured by partnership interests, preferred equity interests in real estate limited partnerships and loans secured by second mortgages. The weighted average life of these investments is generally two to three years and average leverage is 1:1 debt to equity generally funded with committed financing facilities. These investments have fixed or floating rate coupons and some provide additional earnings through an internal rate of return ("IRR") look back or gross revenue participation.

The Company performs significant due diligence before making investments to evaluate risks and opportunities in this sector. The Company generally focuses on strong sponsorship, attractive real estate fundamentals, and pricing and structural characteristics that provide significant control over the underlying asset.

Since 2001, the Company's activity in this sector has generally been conducted through Carbon Capital, Inc. ("Carbon"), a private Real Estate Investment Trust. As of December 31, 2002, the Company owns 18.8% of Carbon and the remainder is owned by various institutional investors. The Manager also manages Carbon. The Company believes the use of Carbon allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include, on a consolidated basis, its share of assets and income of Carbon.

On December 31, 2002, the Company owned commercial real estate loans with a carrying value $107,474. The average yield of this portfolio at December 31, 2002 was 9.4%. The majority of these loans pay interest based on one month LIBOR. Commercial real estate loans with a carrying value of $33,545 were held in Carbon and $73,929 were held directly. The Company and Carbon each have committed financing facilities used to finance the acquisition of these assets.

During the year ended December 31, 2002, the Company invested $3,370 in new loans and received par payoffs of $82,865. Additionally, the Company invested $6,100 in Carbon.

Investment Grade Residential Mortgage Backed Securities

The Company also invests a portion of its equity in RMBS with the strategic objective of providing enhanced earnings and liquidity risk management. A key element in managing the risk of owning a portfolio of below investment grade CMBS and commercial real estate loans is to maintain sufficient liquid assets to support these investments during periods of reduced liquidity in the financial markets. RMBS can generally be sold quickly to raise cash to meet margin calls required by lenders that provide secured financing for CMBS and commercial real estate loans. As the Company continues to exploit the opportunities available to it in the secured debt markets, such as CDO offerings, the need for excess liquidity will be reduced. The size of this investment portfolio can be expected to diminish over time as the Company continues to match fund its commercial real estate portfolios.

The Company's investments in residential mortgage assets are currently and expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of pass-through certificates issued by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA"), as well as privately issued adjustable-rate and fixed-rate mortgage pass-through certificates.

FNMA is a federally chartered and privately owned corporation. FNMA provides funds to the mortgage market primarily by purchasing mortgage loans on homes from local lenders. FNMA guarantees to the registered holder of an FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the mortgage loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such Mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage loans.

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

GNMA is a wholly owned corporate instrumentality of the United States within the U.S. Housing and Urban Development Department ("HUD"). GNMA guarantees the timely payment of the principal of and interest on certificates that represent an interest in a pool of Mortgage loans insured by the Federal Housing Administration ("FHA") and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. GNMA Certificates constitute general obligations of the United States backed by its full faith and credit.

Privately Issued Pass-Through Certificates are structured similar to the FNMA, FHLMC and GNMA pass-through certificates discussed above and are issued by originators of and investors in Mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately Issued Pass-Through Certificates are usually backed by a pool of conventional Mortgage loans and are generally structured with credit enhancements such as pool insurance or subordination. However, Privately Issued Pass-Through Certificates are typically not guaranteed by an entity having the credit status of FNMA, FHLMC or GNMA guaranteed obligations.

The Pass-Through Certificates to be acquired by the Company represent interests in mortgages that are secured by liens on single-family (one-to-four-units) residential properties, multifamily residential properties and commercial properties. Pass-Through Certificates backed by adjustable-rate Mortgage loans are subject to lifetime interest rate caps and to periodic interest rate caps that limit the amount an interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. In a period of increasing interest rates, the Company could experience a decrease in net income or incur losses because the interest rates on its borrowings could exceed the interest rates on adjustable-rate Pass-Through Certificates owned by the Company. The impact on net income of such interest rate changes will depend on the adjustment features of the mortgage assets owned by the Company, the maturity schedules of the Company's borrowings and related hedging.

The majority of these securities are classified for accounting purposes as held for trading so the change in their value is marked to market through the income statement at the end of each quarter. Several factors influence the value of RMBS including interests rates, interest spreads and paydowns. Paydowns affect the value of the portfolio because a homeowner can payoff a mortgage at par, and if the value of the portfolio is marked at a premium due to falling interest rates, the par paydown generates a loss in the amount of the premium. Alternatively, if the value of the portfolio is marked at a discount, a paydown will generate a gain. Prepayments generally occur when interest rates fall. The low interest rates in the third and fourth quarter of 2002 caused unprecedented levels of prepayments. The portfolio is marked to market on the last day of each quarter and any change from the end of the prior quarter is reported on the income statement. The portfolio is actively hedged to mitigate the effects of interest rate movements.

As of December 31, 2002, the Company's classification of RMBS as either held for trading or available for sale is detailed below.


           RMBS - Held for Trading
                                              Par       Fair Market Value    Dollar Price     Amortized Cost       Dollar Price
                                        ----------------------------------------------------------------------------------------
           Agency 6.0%                          $359,010          $375,752            104.66          $360,400           100.39
           Agency 5.5%                           358,699           372,055            103.72           368,613           102.76
           Agency 5.0%                           639,732           658,062            102.87           648,440           101.36
           Agency Hybrid ARMS                     21,254            21,864            102.87            21,334           100.38
                                        ----------------------------------------------------------------------------------------
           Total                              $1,378,695        $1,427,733            103.56        $1,398,787           101.46
                                        ========================================================================================

           RMBS - Available for Sale
                                                                Fair Market
                                               Par                 Value          Dollar Price     Amortized Cost   Dollar Price
                                        ----------------------------------------------------------------------------------------
           Agency ARMS                           $40,383           $41,299            102.27           $40,964           101.44
           Agency Fixed Rate                       8,500             8,833            103.91             8,509           100.09
           Private Issues                         27,809            28,585            102.79            27,898           100.32
                                        ----------------------------------------------------------------------------------------
           Total                                 $76,692           $78,717            102.64           $77,371           100.89
                                        ========================================================================================


At year-end, the RMBS portfolio represented approximately 57% of the Company's total assets. The equity committed to this portfolio provides a ready source of cash that can be used to support the Company's other investment operations, if needed. This allows the Company to earn attractive returns on equity while maintaining significant liquidity. The leverage on this portfolio varies based upon the short-term cash needs of the Company.

At December 31, 2002, the Company's assets were allocated among the following categories:


                                                                                           Percent of      Debt to
                                           Assets           Liabilities       Equity      Total Equity   Equity Ratio
                                       ------------------------------------------------------------------------------
Cash & Other Assets/Liabilities          $   99,630        $   70,950        $   28,680           7.1%         n/a
RMBS                                      1,506,450         1,418,730            87,720          21.6%       16.17
CMBS                                        189,391            42,861           146,530          36.1%        0.29
Commercial Real Estate Securities
        in CDOs                             776,769           684,590            92,179          22.7%        7.43
Commercial Real Estate Loans,
        Carbon & Joint Ventures              67,111            16,004            51,107          12.5%        0.31
                                         ----------        ----------        ----------       --------     -------
Total Invested Assets                    $2,639,351        $2,233,135        $  406,216         100.0%        5.32
                                         ==========        ==========        ==========       ========     =======


At December 31, 2002, the Company had $42,796 of excess borrowing capacity in the CMBS and commercial real estate loans portfolio.

Hedging Activities

The Company enters into hedging transactions to protect its investment portfolio and related borrowings from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging mortgages, mortgage-related assets and related borrowings with these types of instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The Company will enter into these transactions only with counterparties with long-term debt rated "A" or better by at least one nationally recognized statistical rating organization. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default, which may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. Although the Company generally will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

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

From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of interest rates on the value of certain assets in the Company's portfolio.

Interest rate swap agreements as of December 31, 2002 and 2001 consisted of the following:


                                                            As of December 31, 2002
                           -------------------------------------------------------------------------------------
                                                                                              Average Remaining
                             Notional Value      Estimated Fair Value    Unamortized Cost      Term (years)
                           -------------------------------------------------------------------------------------
Cash flow hedges                $289,000               $(9,151)                  $ -               1.92
Trading swaps                    200,000                (2,797)                    -               1.60
CDO cash flow hedges             502,287               (33,516)                    -               9.59
CDO timing swaps                 171,545                  (138)                    -               9.61
CDO libor cap                     85,000                  1,207                1,407              10.40


                                                       13


                                                           As of December 31, 2001
                        ---------------------------------------------------------------------------------------
                                                                                          Average Remaining
                           Notional Value     Estimated Fair Value    Unamortized Cost       Term (years)
                        ---------------------------------------------------------------------------------------
Cash flow hedges               $620,000               $(9,343)              $ 4,764               4.60
Trading swaps                   110,000                   (37)                    -              29.95
Swaption                        400,000               (10,500)               13,180               2.93


The counterparties for all of the Company's swaps are Deutsche Bank AG and Merrill Lynch Capital Services, Inc., with ratings of AA- and A+, respectively.

Futures contracts as of December 31, 2002 and 2001 consisted of the following:


                                                December 31, 2002                 December 31, 2001
                                       --------------------------------    ----------------------------------
                                         Number of    Estimated             Number of        Estimated Fair
                                        Contracts     Fair Value            Contracts           Value
                                       -------------------- ----------     ---------------------------------

     U.S. Treasury Notes:
     Five-year                           3,166        $(350,653)              -             $      -
     Ten-year                            1,126         (126,023)            500              (52,993)
     Thirty-year                             -                -              80               (8,242)

Eurodollar:
     June 2003                               -                -              35               (8,261)
     September 2003                          -                -              35               (8,238)
     December 2003                           -                -              35               (8,237)
     March 2004                              -                -              35               (8,251)


Financing and Leverage

The Company has financed its assets with the net proceeds of its initial public offering, follow-on offerings, the issuance of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan, the issuance of preferred stock, long-term secured borrowings, short-term borrowings under repurchase agreements and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities, as well as unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits total leverage to a maximum
6.0 to 1 debt to equity ratio. At December 31, 2002 and 2001, the Company's debt-to-equity ratio was approximately 5.3 to 1 and 4.8 to 1, respectively. The Company anticipates that it will maintain debt-to-equity ratios between
2.5 to 1 and 5.5 to 1 in the foreseeable future, although this ratio may be higher or lower at any time. The Company's indebtedness policy may be changed by the Board of Directors at any time in the future.

On May 29, 2002, the Company issued ten tranches of secured debt through CDO
I. In this transaction, a
wholly-owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2002, is $403,983. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.29 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly-owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. The adjusted issue price of the CDO II debt as of December 31, 2002 is $280,607. Four tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.34 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for CDO II of approximately 5.73%.

Included in CDO II was a ramp facility that will be utilized to fund the purchase of additional $50,000 of par of below investment grade CMBS by September 30, 2003. Use of the ramp will permit the Company to increase the net interest spread of the transaction by adding high yielding CMBS to the asset portfolio.

On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for extensions at the Company's option. The Deutsche Bank Facility was extended for a one-year term through July 19, 2002. The facility was extended a second time through July 15, 2005. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments and investments in real estate joint ventures. As of December 31, 2002 and December 31, 2001, the outstanding borrowings under this facility were $19,189 and $43,409, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On January 15, 2002, the Company renewed a credit facility with Merrill Lynch Mortgage Capital, Inc. for a twelve-month period, which permits the Company to borrow up to $200,000. As of December 31, 2002, there were no outstanding borrowings under this facility. As of December 31, 2001, the outstanding borrowings under this line of credit were $57,113. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. The facility expired pursuant to its terms in January 2003.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. This facility provides the Company with the ability to borrow only in the first year with repayment of principal not due for three years. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2002, there were no borrowings under this facility.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth of $305,000 as determined under generally accepted accounting principles in the United States of America ("GAAP"), a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of
1.5 and a minimum liquidity reserve of $10,000. As of December 31, 2002, the Company was in compliance with all such covenants.

On December 2, 1999, the Company authorized and issued 1,200,000 shares of Series A Preferred Stock for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into shares of Common Stock at a price of $7.35 per share. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares of preferred stock may be converted into shares of common stock or liquidated for $28.50 per share. On December 21, 2001, the sole Series A Preferred shareholder converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Common Stock at a conversion price of $7.26 per share pursuant to the terms of such Preferred Stock, which was $0.09 per share lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The remaining 10,000 shares of Series A Preferred Stock were converted into 34,427 shares of the Company's Common Stock in March 2002 at a conversion price of $7.26 per share.

On February 14, 2001, the Company completed a follow-on offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in additional net proceeds to the Company of approximately $5,000.

On May 11, 2001, the Company completed a follow-on offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in additional net proceeds to the Company of approximately $5,675.

On November 7, 2001, the Company completed a follow-on offering of 4,400,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $39,400. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Common Stock available through an over-allotment granted to the underwriters and resulted in additional net proceeds to the Company of approximately $810.

For the year ended December 31, 2002, the Company issued 1,455,725 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $15,920. For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan with net proceeds to the Company of approximately $22,945.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale which are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's collateralized borrowings at December 31, 2002 is summarized as follows:


                                                                                                                   Total
                                                      Lines of      Reverse Repurchase    Collateralized       Collateralized
                                                       Credit           Agreements       Debt Obligations        Borrowings
                                                    --------------  ------------------- -------------------- ----------------
    Commercial Real Estate Securities
        Outstanding Borrowings                             $3,185           $26,241             $684,590            $714,016
        Weighted average borrowing rate                     3.75%             1.73%                6.60%               6.41%
        Weighted average remaining maturity days              927                21                3,398               3,263
        Estimated fair value of assets pledged            $12,160           $41,661             $726,769            $780,589

    Residential Mortgage Backed Securities
        Outstanding Borrowings                                  -        $1,431,641                    -          $1,431,641
        Weighted average borrowing rate                                       1.37%                                    1.37%
        Weighted average remaining maturity days                                 21                                       21
        Estimated fair value of assets pledged                           $1,486,105                               $1,486,105

    Real Estate Joint Ventures
        Outstanding Borrowings                             $1,337                 -                    -              $1,337
        Weighted average borrowing rate                     3.84%                                                      3.84%
        Weighted average remaining maturity days              211                                                        211
        Estimated fair value of assets pledged             $3,150                                                     $3,150

    Commercial Real Estate Loans
        Outstanding Borrowings                            $14,667                 -                    -             $14,667
        Weighted average borrowing rate                     3.28%                                                      3.28%
        Weighted average remaining maturity days              465                                                        465
        Estimated fair value of assets pledged            $22,000                                                    $22,000


At December 31, 2002, the Company's collateralized borrowings had the following remaining maturities:


                                                           Reverse Repurchase      Collateralized Debt    Total Collateralized
                                      Lines of Credit          Agreements              Obligations             Borrowings
                                     ------------------ ------------------------- ---------------------- -----------------------
         Within 30 days                            $ -                $1,457,882                    $ -              $1,457,882
         31 to 59 days                               -                         -                      -                       -
         Over 60 days                           19,189                         -                684,590                 703,779
                                     ------------------ ------------------------- ---------------------- -----------------------
                                               $19,189                $1,457,882               $684,590              $2,161,661
                                     ================== ========================= ====================== =======================


As of December 31, 2002, $165,811 of the Company's $185,000 Deutsche Bank Facility was available for future borrowings. Additionally, as of December 31, 2002, all of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.

Under the lines of credit and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls. The Company maintains adequate liquidity to meet such calls.

Operating Policies

The Company has adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company meets the requirements for qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 (the "Code") and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT Provisions of the Code, as amended. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act of 1940 (the "Investment Company Act").

The Company's unaffiliated directors review all transactions of the Company on a quarterly basis to ensure compliance with the operating policies and to ratify all transactions with PNC Bank (an affiliate of the Manager) and its affiliates, except that the purchase of securities from PNC Bank and its affiliates require prior approval. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith and other matters relating to the Company's investments.

In order to maintain the Company's REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year. The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

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

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest in a sufficient amount of such subordinated CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company's subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, modification of (i) the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's subordinated CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recession of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

Competition

The Company's net income depends, in large part, on the Company's ability to acquire mortgage assets at favorable spreads over the Company's borrowing costs. In acquiring mortgage assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company's, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase by the Company. Some of the Company's anticipated competitors are significantly larger than the Company, have access to greater capital and other resources and may have other advantages over the Company. In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Company's Common Stock.

Employees

The Company does not have any employees. The Company's officers, each of whom is a full-time employee of the Manager, perform the duties required pursuant to the Management Agreement (as defined below) with the Manager and the Company's bylaws.

Management Agreement

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), pursuant to which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The initial two-year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the approval of the unaffiliated directors, on terms similar to the original agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based upon GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Manager would calculate the incentive fee based upon the current and prior three quarters' net income ("Yearly Incentive Fee"). The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of December 31, 2002) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Manager primarily engages in four activities on behalf of the Company: (i) acquiring and originating mortgage loans and other real estate related assets;
(ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; (iii) surveillance and restructuring of real estate loans and (iv) capital management, structuring, analysis, capital raising and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

The Company may terminate, or decline to renew the term of, the Management Agreement without cause at any time upon 60 days' written notice by a majority vote of the unaffiliated directors. Although no termination fee is payable in connection with a termination for cause, in connection with a termination without cause, the Company must pay the Manager a termination fee, which could be substantial. The amount of the termination fee will be determined by independent appraisal of the value of the Management Agreement. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by the Company and the Manager.

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc's external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2002, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.

In addition, the Company has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period.

To coincide with the increased size of the Company, effective July 1, 2001, the Manager reduced the base management fee payable under the Management Agreement to 0.20% of average invested assets rated above BB+ from 0.35%. Additionally, effective July 1, 2001, the Manager revised the hurdle rate applicable to the incentive fee from 3.5% over the ten-year U.S. Treasury Rate to the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5% on the adjusted issue price of shares of Common Stock. This revision resulted in savings of $3,278 and $1,689 to the Company during 2002 and 2001, respectively. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. This revision saved the Company $1,314 of incentive fee during 2002.

Taxation of the Company

The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1998, and the Company intends to continue to operate in a manner consistent with the REIT provisions of the Code. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided the Company continues to qualify for taxation as a REIT, it generally will not be subject to Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from an investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income would be subject to Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it will be subject to Federal income and excise taxes on its undistributed income.

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

Website

The Company's website address is www.anthracitecapital.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2.    PROPERTIES

The Company does not maintain an office and owns no real property. It utilizes the offices of the Manager, located at 40 East 52nd Street, New York, New York 10022.


ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock has been listed and is traded on the New York Stock Exchange under the symbol "AHR" since the initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's Common Stock and the dividends declared by the Company with respect to the periods indicated as were traded during these respective time periods.


                                                               Last           Dividends
2001                            High          Low              Sale           Declared

First Quarter           $       9.850       $    7.563      $    9.650       $   .30
Second Quarter                 11.080            9.290          11.050           .32
Third Quarter                  11.690           10.050          10.400           .32
Fourth Quarter                 11.210            9.500          10.990           .35

2002
First Quarter                  11.86            10.80           11.50            .35
Second Quarter                 13.25            11.15           13.25            .35
Third Quarter                  13.20             9.40           11.30            .35
Fourth Quarter                 11.70             9.90           10.90            .35


On March 21, 2003, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $11.98. As of March 21, 2003, there were approximately 877 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000, and 1999 and the period from March 24, 1998 (Commencement of Operations) through December 31, 1998 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                                                                            For the
                                            For the Year      For the Year    For the Year  Year Ended    March 24, 1998
                                           Ended December   Ended December  Ended December  December     through December
                                              31, 2002         31, 2001       31, 2000        31, 1999      31, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share data)

Operating Data:
Total income                                  $   162,445    $   131,220    $    97,642   $    57,511   $    46,055
Interest expense                                   64,675         59,400         51,112        25,873        24,333
Other operating expenses                           15,193         12,736          9,727         7,407         4,671
Other gains (losses)                              (28,949)          (910)         2,523         2,442       (18,440)
Cumulative transition adjustment (1)                6,327         (1,903)             -             -             -
Net income (loss)                                  59,955         56,271         39,326        26,673        (1,389)

Net income (loss) available to
  common stockholders                              54,793         47,307         32,261        26,389        (1,389)

Per Share Data:
Net income (loss):
     Basic                                           1.18           1.41           1.37          1.27         (0.07)
     Diluted                                         1.18           1.35           1.28          1.26         (0.07)
Dividends declared per common share                  1.40           1.29           1.17          1.16           .92

Balance sheet Data:
Total assets                                    2,639,351      2,627,203      1,033,651       679,662       956,395
Long-term obligations                           2,233,135      2,244,088        791,397       511,401       774,666
Total stockholders' equity                        406,216        383,115        242,254       168,261       181,729


(1) The cumulative transition adjustment represents the Company's adoption of SFAS No. 142 and SFAS 133 for the years ended December 31, 2002 and
      2001, respectively.

The Company's ratio of management fee, incentive fee, and general and administrative expenses to net income before such fees is 21.7%, 21.2%, 23.2% and 21.9% for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. This ratio is not meaningful for the Company's initial year of operations in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts.

General

The Company's primary long-term objective is to distribute consistent dividends supported by operating earnings. The Company considers its operating earnings ("Operating Earnings") to be net income available to common stockholders as determined under GAAP before gains and losses, changes in accounting pronouncements and Statement of Financial Accounting Standard
(SFAS) 133 hedging adjustments.

Operating Earnings are primarily maintained by consistent credit performance on the Company's investments and stability of the Company's liability structure. In 2002, the Company established a strong long-term secured debt issuance platform through two Collateralized Debt Obligation ("CDO") offerings. These transactions effectively match funded a significant part of the Company's long-term credit sensitive CMBS and REIT portfolios at attractive terms. In 2003 the Company expects to redeploy capital raised from these transactions combined with additional equity capital raised from the Company's strategic common stock issuance program. This is expected to lead to the accretion of both earnings and book value per share as well as to increase diversification of credit exposure.

The Company establishes its dividend by analyzing the long-term sustainability of Operating Earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates, realized gains and losses and projected hedging costs. These factors are generally beyond the Company's control so there is no certainty that dividends will remain at current levels. During calendar year 2002, the Company distributed $1.40 per share in the form of fully taxable dividends on a quarterly basis.

For the year ended December 31, 2002, the Company recorded $1.18 of GAAP earnings per share and $1.67 of Operating Earnings per share. For the year ended December 31, 2001, the Company recorded $1.35 of GAAP earnings per share and $1.44 of Operating Earnings per share. The table below reconciles GAAP earnings per share with Operating Earnings per share for the four years ended December 31, 2002:


                                                                                    Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                   2002               2001             2000             1999
                                                            -------------------------------------------------------------------
Operating Earnings                                                $1.67             $1.44             $1.19            $1.18
Gain/(loss) on sale of securities available for sale               0.24              0.20              0.12            (0.02)
Gain/(loss) on securities classified as held
for trading                                                       (0.64)            (0.07)            (0.02)            0.10
Foreign currency gain/(loss), hedge ineffectiveness &
incentive fee attributable to other gains                         (0.01)            (0.02)            (0.01)              -
Loss on impairment                                                (0.22)            (0.15)              -                 -
Cumulative transition adjustment - SFAS 133                          -              (0.05)              -                 -
Cumulative transition adjustment - SFAS 142                        0.14                -                -                 -
                                                            ------------------------------------------------------------------
GAAP Net Income per share                                         $1.18             $1.35             $1.28            $1.26

 *Includes hedges

Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade REIT debt. During the year ended December 31, 2002, the Company increased total assets in this sector by 97% from $453,953 to $894,345. This increase was attributable to the execution of the two CDO offerings that provided an attractive match funding financing platform for these assets.

The table below is a summary of the Company's investments by asset class since inception:


                                                                Carrying Value as of December 31,
                                     2002                 2001                    2000            1999                   1998
                                 Amount       %      Amount       %        Amount    %    Amount      %       Amount         %
                             ---------------------------------------------------------------------------------------------------

Commercial real estate
securities                    $  894,345    36.1% $  453,953    20.9%  $ 412,435   42.6% $ 272,733    42.2% $  273,018    40.9%
Commercial real estate
loans(1)                          73,929     3.0     150,954     6.9     163,541   16.9     69,611    10.7      35,581     5.3
Residential mortgage backed
securities                     1,506,450    60.9   1,570,009    72.2     337,222   34.9    304,462    47.1     192,050    28.8
U.S. Treasury securities               -      -         -         -       54,043    5.6       -                166,835    25.0
                              -------------------------------------------------------------------------------------------------

Total                         $2,474,724   100.0% $2,174,916   100.0%  $ 967,241  100.0% $ 646,806   100.0% $  667,484   100.0%


(1) Includes real estate joint ventures


The Company's first CDO transaction was issued as Anthracite CDO 2002 CIBC-1 and closed on May 15, 2002 ("CDO I"). The Company issued $403,633 of debt secured by a portfolio of commercial real estate securities with a total par of $515,880 and an adjusted purchase price of $431,995. On December 10, 2002, the Company issued another $280,607 of debt through Anthracite CDO 2002-2 ("CDO II") secured by a separate portfolio of commercial real estate securities with a par of $313,444 and an average adjusted purchase price of $289,197. Included in CDO II was a ramp facility that will be utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS by September 30, 2003. Use of the ramp facility will permit the Company to increase the net interest spread of the transaction by adding high yielding CMBS to the asset portfolio. The Company retained 100% of the equity of both CDOs and is recording the transaction on its books as a financing.


                Collateral as of December 31, 2002         Debt as of December 31, 2002
           -----------------------------------------   -------------------------------------
               Adjusted Purchase    Loss Adjusted       Adjusted Issue      Weighted Average      Net
                    Price              Yield               Price            Cost of Funds *      Spread
           ----------------------------------          -------------------------------------    -------
CDO I               $435,693           8.81%             $403,983                 7.21%          1.60%
CDO II               289,197           7.59%              280,607 ***             5.73%          1.86%
           ----------------------------------           ------------------------------------    -------
Total **            $724,890           8.32%             $684,590                 6.60%          1.72%


* Weighted Average cost of funds is the current cost of funds plus hedging expenses.

** The total market value of the assets contributed to the two CDOs at December 31, 2002 was $726,769, an additional $50,000 of par can be contributed through the ramp facility. Securities contributed at a discounted market value would generate excess cash in the amount of the discount.

***   The company did not sell $22,850 of par of CDO II debt rated BBB- and BB

Assets contributed to the CDOs were a combination of below investment grade CMBS (rated below BBB-), investment grade CMBS (rated BBB- to BB+) and investment grade unsecured REIT debt. CMBS securities rated B- or lower were not contributed into either CDO. The Company did not contribute certain other below investment grade CMBS rated BB+ down to B. Other securities that were not contributed to either CDO include a portfolio of AAA rated CMBS IO securities and other CMBS related securities.

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2002:



                                                 Fair Market                    Adjusted         Dollar   Loss Adjusted
                                 Par                Value        Dollar Price  Purchase Price    Price        Yield
                          --------------------------------------------------------------------------------------------
CMBS rated BB+ to B             $ 89,958          $ 59,110         65.71         $ 72,937         81.08          9.0%
CMBS rated B- or lower           280,987            83,386         29.68          116,528         41.47         12.6%
CMBS IOs                         935,678            43,634          4.66           42,590          4.55          9.5%
Other CMBS                         4,000             3,262         81.55            3,211         80.28          7.0%
                          --------------------------------------------------------------------------------------------
Total                        $ 1,310,623         $ 189,392         14.45        $ 235,266         17.95        10.83%




Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investment activity into two portfolios, Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the controlling class rights. Controlling class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. Other below investment grade CMBS have no right to control the workout and/or disposition of underlying loan defaults, however they are not the first to absorb losses in the underlying pools.

During 2002, the Company acquired $199,840 of par of other below investment grade CMBS and did not acquire any new Controlling Class securities. The Company continues to take a cautious approach to the real estate credit markets and favored CMBS with greater credit protection rather than being in a first loss position. The total par of the Company's other below investment grade CMBS at December 31, 2002 was $261,157; the total credit protection, or subordination level, of this portfolio is 6.50%. The total par of the Company's Controlling Class CMBS at December 31, 2002 was $690,052 and the total par of the loans underlying these securities was $9,616,797. The non-rated security is the first to absorb underlying loan losses until its par is completely written off. The coupon payment on the non-rated security can also be reduced for special servicer fees charged to the trust. The next highest rated security in the structure will then generally be downgraded to non-rated and becomes the first to absorb losses and expenses from that point on.

The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2002 is as follows:

                                                             Adjusted
                               Fair Market    Dollar         Purchase         Dollar   Subordination
                 Par             Value        Price           Price           Price        Level
           -------------------------------------------------------------------------------------------
BB+             $65,159         $56,543        86.78            $56,181        86.22       8.26%
BB               58,170          48,674        83.68             48,560        83.48       6.73%
BB-              84,972          59,415        69.92             68,623        80.76       5.48%
B+               32,329          21,533        66.61             23,173        71.68       3.72%
B               168,435          99,815        59.26            125,197        74.33       3.35%
B-               87,231          40,335        46.24             53,415        61.23       2.32%
CCC              70,407          17,715        25.16             28,942        41.11       1.46%
NR              123,349          25,335        20.54             34,171        27.70        n/a
           ---------------------------------------------------------------------------------------------
Total         $ 690,052       $ 369,365        53.53          $ 438,262        63.51


The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2001 is as follows:

                                                             Adjusted
                               Fair Market    Dollar         Purchase         Dollar   Subordination
                 Par             Value        Price           Price           Price        Level
           -----------------------------------------------------------------------------------------

BB+               $64,042          $47,351        73.94          $51,547        80.49       8.88%
BB                 39,087           28,176        72.09           33,820        86.52       6.76%
BB-                84,972           52,732        62.06           67,721        79.70       5.36%
B+                 32,329           19,274        59.62           22,579        69.84       3.64%
B                 168,435           91,022        54.04          122,948        72.99       3.31%
B-                 87,231           37,980        43.54           52,172        59.81       2.28%
CCC                70,407           17,611        25.01           28,624        40.66       0.90%
NR                126,010           25,556        20.28           34,728        27.56        n/a
               ---------------------------------------------------------------------------------------
Total           $ 672,513        $ 319,702        47.54        $ 414,139        61.58


During 2002, the par for one of the Company's Controlling Class CMBS was written down by the servicer in the amount of $2,388. This reduction in par does not affect the Company's loss adjusted yield on this asset. During the year ended 2002 certain delinquent loans in CMAC 98-C2 caused a temporary shortfall of interest available to pay the non-rated security which shortfall may not be recoverable. The Company expects the coupon to resume during the first half of 2003. These types of shortfalls are expected to occur in non-rated CMBS classes and therefore the Company currently does not believe this is an impairment that requires a change in loss assumptions. Further delinquencies and losses may cause the shortfall to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a significant write down of the adjusted purchase price through the income statement according to EITF 99-20. Also during 2002, the loan pools were paid down by $128,344. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that 1.88% of the remaining current aggregate loan balance will not be recoverable. This has not changed from the year ended 2001. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 37.6% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company feels require close monitoring. The Company plans to perform a detailed re-underwriting of a substantial number of the underlying loans supporting its Controlling Class CMBS within the next 18 months. Upon completion, the Company may determine that its GAAP yields and book values need to be adjusted.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant measure of credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999 and 2001. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of December 31, 2002 are shown in the table below:


                              Underlying         Delinquencies          Lehman Conduit
            Vintage Year      Collateral          Outstanding              Guide
           ---------------------------------------------------------------------------
               1998            $7,960,108                2.12%                1.87%
               1999               735,625                1.51%                1.24%
               2001               921,064                0.00%                0.58%
                         -------------------------------------------------------------
               Total           $9,616,797                1.87%  *             1.28% *

* Weighted average based on respective collateral

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 2001, the Morgan Stanley index indicated that delinquencies on 174 securitizations was 1.85%, and as of December 31, 2002, this same index indicated that delinquencies on 204 securitizations was 2.01%. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 36 delinquent loans shown on the chart in Note 2 of the consolidated financial statements, one was delinquent due to technical reasons, six were Real Estate Owned (REO) and being marketed for sale, three were in foreclosure, and the remaining 26 loans were in some form of workout negotiations. Aggregate realized losses of $6,141 were realized in the fourth quarter of 2002. This brings cumulative net losses realized to $9,149, which is 5.1% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages. Special servicer expenses are also expected to increase as portfolios mature and US economic activity remains weak.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of December 31, 2002 and for the two prior years is as follows:


                                    12/31/02 Exposure             12/31/01 Exposure             12/31/00 Exposure
                              -----------------------------------------------------------------------------------------
     Property Type              Loan Balance    % of Total    Loan Balance     % of Total   Loan Balance   % of Total
-----------------------       -----------------------------------------------------------------------------------------
     Multifamily                    $3,302,387        34.4%        $3,432,708        34.6%     $3,176,333        34.8%
     Retail                          2,704,952         28.1         2,763,045         27.9      2,429,959         26.6
     Office                          1,809,519         18.8         1,866,338         18.8      1,724,130         18.9
     Lodging                           834,854          8.7           853,935          8.6        861,094          9.4
     Industrial                        589,044          6.1           604,852          6.1        547,037          6.0
     Healthcare                        346,298          3.6           353,697          3.6        367,989          4.0
     Parking                            29,743          0.3            35,225          0.4         30,608          0.3
                              -----------------------------------------------------------------------------------------
     Total                          $9,616,797         100%        $9,909,800         100%     $9,137,150         100%
                              =========================================================================================


As of December 31, 2002, the fair market value of the Company's holdings of CMBS is $60,738 lower than the adjusted cost for these securities. Except for the writedown of the FMACT bond, this decline in the value of the investment portfolio represents market valuation changes and is not due to actual credit experience or credit expectations. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of December 31, 2002 represents approximately 64% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of December 31, 2002 represents approximately 54% of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of December 31, 2002, the Company believes there has been no material deterioration in the credit quality of its portfolio below original expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities.

The Company's GAAP income for its CMBS securities is computed based upon a yield which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through December 31, 2002, the Company's GAAP income accrued on its CMBS assets was approximately $19,650 lower than the taxable income accrued on the CMBS assets.

The FMACT 1998-BA class B security continues to perform poorly. Based on the information provided by the trustee, as of December 16, 2002, of the 71 borrowers in the loan pool underlying this security, there are 8 borrowers with loans in the amount of $36,741 which are in default, 10 borrowers with loans in the amount of $23,722 which are delinquent, and 53 borrowers with loans in the amount of $135,292 which are current. During the fourth quarter of 2002, the servicer of the underlying loans recouped principal and interest advances made in prior years. This action resulted, at least temporarily, in insufficient cash being available to make the payments required on the Company's class B security.

Based on the delinquencies and defaults in the underlying pools, and the missed payments during the fourth quarter of 2002 as described above, the Company revised its estimated future cash flows from this investment. Accordingly, in accordance with EITF 99-20, the Company determined that its investment was impaired and wrote down the adjusted purchase price of this security by $10,273 to its estimated fair value and increased the GAAP yield from 7.69% to a market yield for a security of this credit quality, estimated to be 20%. These figures incorporate the assumption that an additional $31,203 of losses will be experienced by the underlying pools and an estimate of another 1.0% of losses per year over the remaining life of the trust. This security was part of the CORE Cap acquisition in May of 2000 and was rated AA at that time. This security is currently rated D by Standard & Poors and CC by Fitch Ratings.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. There are no delinquencies in the Company's commercial real estate loan portfolio which is relatively small and heterogeneous. The Company has determined it is not necessary to establish a loan loss reserve.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of December 31, 2002, 2001 and 2000:


                                             Loan Outstanding
                    -------------------------------------------------------------------------          Weighted Average
                        December 31, 2002          December 31, 2001         December 31, 2000             Coupon
                    -------------------------------------------------------------------------------------------------------------
Property Type            Amount         %           Amount           %        Amount           %        2002      2001      2000
------------------- ------------ ------------ --------------- ------------------------- ------------ --------- --------- --------

Office                   $69,431     91.4%         $86,863       57.6%       $98,454        60.2%        9.5%      9.3%    13.8%
Multifamily                3,013      4.0           15,000        9.9         15,000         9.2         3.6%     20.0%    20.0%
Retail                     3,500      4.6                -         -               -          -          4.6%        -%       -%
Hotel                          -        -           49,091       32.5         50,087        30.6           -       8.2%    11.1%
                    ------------ ------------ --------------- ------------------------- ------------ --------- --------- -------
Total                    $75,944       100.0%     $150,954      100.0%      $163,541       100.0%        9.2%     10.0%    13.5%
                    ------------ ------------ --------------- ------------------------- ------------ --------- --------- -------


Recent Events

Included in CDO II was a ramp facility that will be utilized to fund the purchase of $50,000 of par of below investment grade CMBS. On March 14, 2003, the Company purchased $78,027 par of securities in

CSFB 2003-CPN1. Of this purchase, $30,000 par will be contributed into the ramp facility for CDO II, and $48,027 will be held outside of CDO II.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of December 31, 2002) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

On February 6, 2003, the Company funded a capital call notice from Carbon in the amount of $2,680. This was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

In January 2003, the par for two of the Company's Controlling Class CMBS was written down by the servicer in the aggregate amount of $4,284. This reduction in par does not affect the Company's loss adjusted yield on this asset.

In January 2003, the Company's $200,000 financing facility with Merrill Lynch Mortgage Capital, Inc. expired pursuant to its terms. There was no balance owing at the expiration.


Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

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

Management must also assess whether unrealized losses on securities reflect a decline in value which is other than temporary, and, accordingly, write the impaired security down to its fair value, through earnings. Significant judgment of management is required in this analysis which includes but is not limited to making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

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

The Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" on April 1, 2001. The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with this guidance. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

Prior to April 1, 2001, the Company recognized income from these beneficial interests using the effective interest method, based on an anticipated yield over the projected life of the security. Changes in the anticipated yields were calculated due to revisions in the Company's estimates of future and actual credit losses and prepayments. Changes in anticipated yields resulting from credit loss and prepayment revisions were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income from the security from the date of purchase through the date of change in the anticipated yield. The new yield was then used prospectively to account for interest income. Changes in yields from reduced estimates of losses were recognized prospectively.

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS 91, using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

As a result of the pending closing of CDO I, at the end of the first quarter 2002 the Company reclassified all of its subordinated CMBS on the balance sheet from available-for-sale to held-to-maturity. The effect of this reclassification changed the accounting basis of these securities, prospectively, from mark to market to adjusted cost. However, in accordance with SFAS 133, the interest rate swap agreements entered into by the Company to hedge the variable rate exposure of the debt of CDO I are required to be presented on the balance sheet at their fair market value. Accordingly, the Company has determined that at December 31, 2002, and going forward, it will classify all of its subordinated CMBS as available-for-sale securities and record them at fair market value. This is consistent with the mark to market requirement for the CDO's interest rate swap agreements.

The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 with the difference being recorded in other comprehensive income. The circumstance causing the Company to change this classification was not considered a permitted circumstance as stated in Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company will be prohibited from classifying its subordinated CMBS (current holdings as well as future purchases) as held-to-maturity for a period of two years.

Securities Held for Trading

The Company has designated certain other securities as held for trading. Securities held for trading are also carried at estimated fair value, but changes in fair value are included in income. The valuations of these securities and the interest income recognized are subject to the same uncertainties as those discussed above.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has an investment in a private opportunity fund which invests in commercial mortgage loans and is managed by the Manager. Management must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loss allowance which includes but is not limited to making assumptions regarding the value of the real estate which secures the mortgage loan. To date, the Company has determined that no loss allowances have been necessary on the loans in its portfolio or held by the opportunity fund.

Real Estate Joint Ventures

The Company makes investments in real estate entities over which the Company exercises significant influence, but not control. The real estate held by such entities must be regularly reviewed for impairment, and would be written down to its estimated fair value, through earnings, if impairment is determined to exist. This review involves assumptions about the future operating results of the real estate and market factors, all of which are subjective and difficult to predict. To date, the Company has determined that none of the real estate held by its joint ventures is impaired.

Derivative Instruments

The Company utilizes various hedging instruments (derivatives) to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related Company investments. All derivatives are carried at fair value, generally estimated by management based on valuations provided by the counterparty to the derivative contract. For accounting purposes, the Company's management must decide whether to designate these derivatives as hedging borrowings, securities available for sale, securities held for trading or foreign currency exposure. This designation decision affects the manner in which the changes in the fair value of the derivatives are reported.

Deferred Financing

The deferred financing cost which is included in other assets on the Company's Consolidated Statements of Financial Condition include issuance costs related to the Company's debt and are amortized using the straight line method which method is similar to the results of the effective interest method.

Impairment - Securities

In accordance with SFAS 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS 91, as applicable, using the market yield for the security used in establishing the write-down.

Recent Accounting Pronouncements

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

The new standards were effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $1,942 and $1,062 for the years ended December 31, 2001 and 2000, respectively.

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of , and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company has determined that these Interpretations do not have a significant impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SAFS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The Company will need to apply this Interpretation to any existing variable interests in variable interest entities by no later than July 1,

2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN 46. These include interests in commercial mortgage backed securities and their issuers that have issued securities with a total face value of $9,616,797. The Company's actual loss is limited to the amounts that are not financed in its non recourse CDOs. The fair value of the securities financed in the CDOs is $460,210; the amount held outside of the CDOs is $142,496. The Company's believes that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46. The Company cannot make any definitive conclusion until it completes its evaluation.

Results of Operations

Net income for the year ended December 31, 2002 was $59,995, or $1.18 per share ($1.18 diluted). Net income for the year ended December 31, 2001 was $56,271, or $1.41 per share ($1.35 diluted). Net income for the year ended December 31, 2000 was $39,326, or $1.37 per share ($1.28 diluted). The increase in income in both 2002 from 2001 and 2001 from 2000 is primarily due to the reduction in short-term rates and accretive reinvestment of new capital.

Interest Income: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average adjusted cost basis during the period.


                                                              For the Year Ended December 31, 2002
                                               -------------------------------------------------------------------
                                                     Interest               Average              Annualized
                                                      Income                Balance                 Yield
                                               ---------------------- --------------------- ----------------------
Commercial real estate securities                            $72,205              $730,391                  9.89%
Commercial real estate loans                                  13,997               128,385                 10.90%
Residential mortgage backed securities                        72,524             1,392,389                  5.21%
Cash and cash equivalents                                      1,473                95,996                  1.53%
                                               ---------------------- --------------------- ----------------------
Total                                                       $160,199            $2,347,161                  6.83%
                                               ====================== ===================== ======================

                                                             For the Year Ended December 31, 2001
                                            -----------------------------------------------------------------------
                                                   Interest                Average               Annualized
                                                    Income                 Balance                 Yield
                                            -----------------------------------------------------------------------
Commercial real estate securities                           $49,177               $507,227                   9.70%
Commercial real estate loans                                 15,499                122,693                  12.63%
Residential mortgage backed securities                       60,641                965,460                   6.28%
Mortgage loan pools                                           1,575                 20,778                   7.58%
Cash and cash equivalents                                     2,581                 91,630                   2.82%
                                            -----------------------------------------------------------------------
Total                                                      $129,473             $1,707,788                   7.58%
                                            =======================================================================



                                                             For the Year Ended December 31, 2000
                                            -----------------------------------------------------------------------
                                                    Interest                Average              Annualized
                                                     Income                 Balance                 Yield
                                            -----------------------------------------------------------------------
Commercial real estate securities                            $55,068               $501,388                 10.98%
Commercial real estate loans                                  14,359                110,287                 13.02%
Residential mortgage backed securities                        20,048                339,254                  5.91%
Mortgage loan pools                                            6,481                 85,501                  7.58%
Cash and cash equivalents                                      1,313                 22,189                  5.92%
                                            -----------------------------------------------------------------------
Total                                                        $97,269             $1,058,619                  9.19%
                                            =======================================================================


In addition to the foregoing, the Company earned $1,044, $1,667 and $348 in earnings from real estate joint ventures during the years ended December 31, 2002, 2001 and 2000, respectively; $1,202 and $80 in earnings from an equity investment in 2002 and 2001, respectively; and $25 in earnings from U.S. Treasury securities in the 2000.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period; the Collateralized debt obligations for the year ended December 31, 2002 includes the cost of hedging those transactions.


                                                             For the Year Ended December 31, 2002
                                             -------------------------------------------------------------------------
                                                 Interest                  Average                  Annualized
                                                 Expense                   Balance                     Rate
                                             --------------------- ------------------------- -------------------------
Collateralized debt obligations                          $ 17,374                 $ 263,242           6.60%
Reverse repurchase agreements                              31,651                 1,607,376           1.97%
Lines of credit and term loan                               2,451                    65,741           3.73%
                                             --------------------- ------------------------- -------------------------
Total                                                    $ 51,476               $ 1,936,359           2.66%
                                             ===================== ========================= =========================

                                                             For the Year Ended December 31, 2001
                                             -------------------------------------------------------------------------
                                                 Interest                  Average                  Annualized
                                                 Expense                   Balance                     Rate
                                             --------------------- ------------------------- -------------------------
Reverse repurchase agreements                            $ 45,126               $ 1,180,115           3.82%
Lines of credit and term loan                               8,204                   140,468           5.84%
                                             --------------------- ------------------------- -------------------------
Total                                                    $ 53,330               $ 1,320,583           4.04%
                                             ===================== ========================= =========================


                                                             For the Year Ended December 31, 2000
                                             -------------------------------------------------------------------------
                                                 Interest                  Average                  Annualized
                                                 Expense                   Balance                     Rate
                                             --------------------- ------------------------- -------------------------
Reverse repurchase agreements                             $34,263                  $505,893                6.77%

Lines of credit and term loan                              16,849                   229,863                7.35
                                             --------------------- ------------------------- -------------------------
Total                                                     $51,112                  $735,756                6.94%
                                             ===================== ========================= =========================

The foregoing interest expense amounts for the year ended December 31, 2002 does not include $(236) of hedge ineffectiveness, as well as $13,778 of interest expense related to swaps outside of the CDOs. The foregoing interest expense amounts for the year ended December 31, 2001 does not include $428 of hedge ineffectiveness, as well as $5,643 of interest expense related to swaps. See Note 13 of the consolidated financial statements, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of its securities available for sale, mortgage loan pools, commercial mortgage loans and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment and hedge ineffectiveness.


                                             For the Year Ended December 31,
                                          2002             2001             2000
                                     --------------- ----------------- -------------
       Interest income                 $160,200         $129,553          $97,294
       Interest expense                 $65,207          $57,196          $51,112
       Net interest margin               4.40%            4.38%            5.55%
       Net interest spread               4.05%            3.60%            3.78%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $12,527 for the year ended December 31, 2002 were comprised of base management fees of $9,332 and incentive fees of $3,195. Management fees paid to the Manager of $11,018 for the year ended December 31, 2001 were comprised of base management fees of $7,780 and incentive fees of $3,238. Management fees paid to the Manager of $7,450 for the year ended December 31, 2000 were comprised of base management fees of $6,483 and incentive fees of $967. Other expenses/income-net of $2,323 for the year ended December 31, 2002, $1,717 for the year ended December 31, 2001 and $2,277 for the year ended December 31, 2000 were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses and due diligence costs. Other expenses/income-net for the years ended 2001 and 2000 also includes the amortization of negative goodwill.

Other Gains (Losses): During the year ended December 31, 2002, the Company sold a portion of its securities available for sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391. During the year ended December 31, 2001, the Company sold a portion of its securities available for sale for total proceeds of $1,452,577, resulting in a realized gain of $7,401. During the year ended December 31, 2000, the Company sold a portion of its securities available for sale for total proceeds of $3,176,357, resulting in a realized gain of $3,212. The (loss) on securities held for trading of $(29,255), $(2,604) and $(647) for the years ended December 31, 2002, 2001, and 2000, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and Agency Securities, forward commitments to purchase or sell agency RMBS and financial futures contracts. The foreign currency loss of $812, $5 and $42 for the years ended December 31, 2002, 2001 and 2000, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging.

Dividends Declared: During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $65,368, or $1.40 per share, of which $48,779 was paid during the year and $16,589 was paid on January 31, 2003. On March 6, 2003, the Company declared dividends to its stockholders of $0.35 per share, payable on April 30, 2003 to stockholders of record on March 31, 2003. During the year ended December 31, 2001, the Company declared dividends to stockholders totaling $47,458 or $1.29 per share. During the year ended December 31, 2000, the Company declared dividends to stockholders totaling $27,591 or $1.17 per share. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $76,000 or $1.53 ($1.52 diluted) per share, for the year ended December 31, 2002, compared to a net income as calculated in accordance with GAAP of $59,955, or $1.18 ($1.18 diluted) per share.

Tax basis income was $53,046, or $1.31 ($1.26 diluted) per share, for the year ended December 31, 2001, compared to a net income as calculated in accordance with GAAP of $56,271, or $1.41 ($1.35 diluted) per share. Tax basis income was $37,594, or $1.29 ($1.22 diluted) per share, for the year ended December 31, 2000, compared to a net income as calculated in accordance with GAAP of $39,326, or $1.37 ($1.28 diluted) per share.

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its subordinated CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans, whereas for tax basis income purposes, only actual credit losses are taken into account. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available for sale.

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at December 31, 2002 and December 31, 2001:


                                                           December 31, 2002                   December 31, 2001
                                                               Estimated                           Estimated
                                                                Fair                                Fair
                     Security Description                       Value            Percentage         Value            Percentage
  -------------------------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                    $43,634               4.5%            $ 79,204              5.5%
  Investment grade CMBS                                        55,120                5.7              14,590               1.0
  Non-investment grade rated subordinated securities          577,371               59.3             328,532              22.7
  Non-rated subordinated securities                            25,335                2.7              31,627               2.2
  Credit tenant lease                                           9,063                0.9                   -                 -
  Investment grade REIT debt                                  183,822               18.9              51,386               3.5
                                                            ---------- ------------------ ------------------- -----------------
        Total CMBS                                           $894,345               92.0            $505,339              34.9
                                                            ---------- ------------------ ------------------- -----------------

  Single-family residential mortgage-backed securities:
  Agency adjustable rate securities                            41,299                4.2              75,035               5.2
  Agency fixed rate securities                                  8,833                0.9             804,759              55.7
  Residential CMOs                                             13,834                1.4              33,522               2.3
  Home equity loans                                                 -                  -              27,299               1.9
  Hybrid arms                                                  14,751                1.5                   -                 -
                                                            ---------- ------------------ ------------------- -----------------
        Total RMBS                                            $78,717                8.0            $940,615              65.1
                                                            ---------- ------------------ ------------------- -----------------

                                                            ---------- ------------------ ------------------- -----------------
  Total securities available for sale                        $973,062             100.0%         $ 1,445,954            100.0%
                                                            ========== ================== =================== =================

The increase in the CMBS and REIT debt is attributable to the attractive opportunities available to the Company to match fund these assets in its two CDOs.

Borrowings: As of December 31, 2002, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. As of December 31, 2001, the Company's debt consisted of line-of-credit borrowings, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of December 31, 2002 and 2001, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit, term loans and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls. Most of the Company's reverse repurchase agreements are collateralized by highly liquid RMBS which can be readily liquidated.

The following table sets forth information regarding the Company's collateralized borrowings:

                                                                      For the Year Ended
                                                                       December 31, 2002
                                                  -------------------------------------------------------------
                                                  December 31, 2002          Maximum              Range of
                                                       Balance               Balance             Maturities
                                                  --------------------------------------------------------------
CDO debt*                                          $   684,590               $684,590          8.9 to 10.7 years
Reverse repurchase agreements                        1,457,882              1,929,216               3 to 27 days
Line of credit and term loan borrowings                 19,189                165,993            211 to 927 days
                                                  ---------------------------------------------------------------

* Disclosed as adjusted issue price. Total par of CDO debt as of December 31, 2002 is $699,924.

                                                                       For the Year Ended
                                                                       December 31, 2001
                                                 -----------------------------------------------------------------
                                                  December 31, 2001          Maximum                 Range of
                                                       Balance               Balance                Maturities
                                                 -----------------------------------------------------------------
Reverse repurchase agreements                           $1,717,326            $1,771,596              7 to 35 days
Line of credit and term loan borrowings                    118,612               206,278            15 to 830 days
                                                 =================================================================

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts. At December 31, 2001, the Company had outstanding short positions of 80 thirty-year U.S. Treasury Bond futures, 500 ten-year U.S. Treasury Note future contracts and a short call swaption with a notional amount of $400,000.

Interest rate swap agreements as of December 31, 2002 and December 31, 2001 consisted of the following:

                                                            December 31, 2002

                                                                                        Weighted
                                              National   Estimated   Unamortized         Average
                                               Value     Fair Value     Cost          Remaining Term
        Interest rate swaps                    489,000     (11,948)        0             1.79 years
        Interest rate swaps - CDO              673,832     (33,654)        0             9.60 years
                                       -------------------------------------------------------------
        Total                                1,162,832     (45,602)        0             6.31 years
                                       =============================================================



                                                                            December 31, 2001

                                                                                                        Weighted
                                                              National   Estimated   Unamortized         Average
                                                               Value     Fair Value     Cost          Remaining Term
                        Interest rate swaps                 ($792,000)  ($9,380)        $4,764        8.12 years

As of December 31, 2002, the Company had designated $791,287 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2001, the Company had designated $682,000 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of collateralized borrowings, principal and interest payments on and maturities of securities available for sale, securities held for trading and commercial mortgage loans, and proceeds from the maturity or sales thereof.

The Company finances itself with its own equity, follow-on equity offerings, preferred stock offerings, secured term debt, committed financing facilities and reverse repurchase agreements. An important part of the Company's risk analysis includes a thorough assessment of the financing alternatives in the context of the assets being financed.

Reverse repurchase agreements are secured loans generally with a term of 30 days. The interest rate is based on 30-day LIBOR plus a spread that is determined based on the asset pledged as security. The terms include a daily mark to market provision that requires the posting of additional collateral if the value of the pledged asset declines. After the 30-day period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing is generally available only for more liquid securities. The interest rate charged on reverse repurchase agreements is usually the lowest relative to the alternatives due to the greater risk inherent in these transactions.

Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a daily mark to market provision requiring posting of additional collateral if the value of the pledged asset declines. A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing. A committed facility provider is generally required to provide financing for the full term of the agreement, usually two to three years, rather than thirty days generally used in the reserve repurchase market. This feature makes the financing of less liquid assets more viable.

Issuance of secured term debt is generally done through a collateralized debt obligation offering. This entails creating a special purpose entity that holds assets used to secure the cashflow payments required of the debt issued. As this transaction is considered a financing, the SPE is fully consolidated on the Company's consolidated financial statements. Asset cashflows are generally matched with the debt cashflows over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as "match funding" or "term financing". There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer so permanent reductions in value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

The Company may issue preferred stock from time to time as a source of long term or permanent capital. Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion feature. The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidity proceeds.

Another source of permanent capital is the issuance of common stock through a follow-on offering. This allows investors to purchase a large block of common stock in one transaction. A common stock issuance can be accretive to the Company's per share book value if the issue price exceeds the book value of the Company's assets. It can also be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company's existing assets. Furthermore, earnings accretion can be achieved at reinvestment rates that are lower than the return on existing assets if common stock can be issued at a premium to book value.

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. During 2002, the Company did not issue any common stock in follow-on equity offerings. In 2001, the Company issued 13,690,000 shares of common stock in two follow-on offerings at an average price of $9.35 per share.

Contingent Liability

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc's external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2002, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two-year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the approval of the unaffiliated directors, on terms similar to the original agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes:
(i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of December 31, 2002) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. In order to coincide with the increased size of the Company, effective July 1, 2001, the Manager reduced the base management fee from 0.35% of average invested assets rated above BB+. This revision resulted in $2,360 and $1,059 in savings to the Company during 2002 and 2001, respectively.

The Company incurred $9,332, $7,780 and $6,483 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2002, 2001 and 2000, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $14, $216 and $120 for certain expenses incurred on behalf of the Company during 2002, 2001 and 2000, respectively.

The Company has also paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for 1999, 2000 and the six months ended June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten-year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effective July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%. This revision resulted in $918 and $630 in savings to the Company during 2002 and 2001, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. This revision saved the Company $1,314 of incentive fee during 2002. The Company incurred $3,195, $3,238 and $967 in incentive compensation for the years ended December 31, 2002, 2001 and 2000, respectively.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the years ended December 31, 2002, 2001 and 2000, the Company paid administration fees of $168, $144 and $120, respectively.

During the year ended December 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, Commercial Mortgage Owner Trust VII, PNC Loan Trust VII and PNC Loan Trust VIII (collectively the "Trusts") for an aggregate investment of $7,021. These Midland Trusts were purchased from Midland Loan Services, Inc. ("Midland") and the PNC trusts were purchased from PNC Bank. Midland is a wholly-owned indirect subsidiary of PNC Bank and the depositor to the Trusts. The assets of these Trusts consist of commercial mortgage loans originated or acquired by Midland and PNC Bank. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly-owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001 and 2000 there were no outstanding borrowings under this line of credit. The Company earned $163 and $33 from the Trusts and paid interest of approximately $138 and $20 to PNC Funding Corp. during years ended December 31, 2000 and 1999, respectively. The Midland Trusts were all sold prior to December 31, 2000. The gain on sale of these investments was not significant.

In March 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC Bank. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts.
Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001, there was $13,885 borrowed under this line of credit. The Company earned $1,468 from the Owner Trusts and paid interest of approximately $849 to PNC Funding Corp. as interest on borrowings under a related line of credit for year ended December 31, 2001. During 2001, the Company sold four Owner Trusts. The gain on the sale of those Owner Trusts was $35. The outstanding borrowings were repaid prior to the expiration of the line of credit on March 13, 2002, at which time the remaining Owner Trusts were sold at a gain of $90.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon. The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. On November 19, 2001, the Company received a capital call notice to fund $8,784 of its Carbon investment, which was paid on November 19, 2001. On October 30, 2002, the Company funded an additional capital call notice in the amount of $6,100. The proceeds of the capital calls were primarily used by Carbon to acquire commercial loans secured by real estate or ownership interests in entities that own real estate. On December 31, 2001, the Company owned 32.5% of the outstanding shares in Carbon. In March 2002, Carbon obtained additional commitments from unaffiliated institutional investors while the Company's commitment remained unchanged. Accordingly, the Company's ownership was reduced from 32.5% to 18.8%. On December 30, 2002, the Company received dividends from its investment of $1,089. The Company's remaining commitment at December 31, 2002 and 2001 was $35,116 and $41,216, respectively. On February 6, 2003, the Company funded an additional capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

REIT Status: The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

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

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rates and credit-spread scenarios. The Company views the probability of interest rate changes in terms of standard deviation units. Based on historical data, there is a 68% and 95% statistical probability that rates remained in a range of one and two standard deviation units, respectively. This statistical computation provides an historical context for analyzing changes in interest rates. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease and the assumption that the yield curves of the rate shocks will be parallel to each other. One standard deviation of ten-year treasury rates for calendar year 2002 was 53 basis points.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant. One standard deviation of one-month LIBOR for calendar year 2002 was 16 basis points.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of December 31, 2002 and 2001. Actual results could differ significantly from these estimates.

           Projected Percentage Change In Portfolio Net Market Value
                   Given U.S. Treasury Yield Curve Movements

             2002                          Change in                         2001
Projected Change in Portfolio         Treasury Yield Curve,           Projected Change in
       Net Market Value                 +/- Basis Points            Portfolio Net Market Value
------------------------------- --------------------------------- -----------------------------
             0.5%                             -200                            4.0%
             2.0%                             -100                            3.9%
             1.4%                             -50                             2.4%
                                           Base Case
            (2.3)%                            +50                            (3.4)%
            (5.5)%                            +100                           (7.8)%
           (14.5)%                            +200                          (19.5)%

           Projected Percentage Change In Portfolio Net Market Value
                         Given Credit Spread Movements



             2002                           Change in                            2001
Projected Change in Portfolio            Credit Spreads,           Projected Change in Portfolio
       Net Market Value                  +/- Basis Points                Net Market Value
------------------------------- ---------------------------------- ------------------------------
            17.4%                             -200                             19.1%
            10.4%                             -100                             11.5%
             5.7%                              -50                             6.2%
                                            Base Case
            (6.5)%                             +50                            (7.2)%
           (14.0)%                            +100                            (15.4)%
           (31.4)%                            +200                            (34.6)%



         Projected Percentage Change In Portfolio Net Interest Income
                             Given LIBOR Movements

                                                                                        2001
             2002                Projected Change                                Projected Change in
Projected Change in Portfolio    in Net Income per      Change in LIBOR,              Portfolio            Projected Change in
     Net Interest Income               Share            +/- Basis Points         Net Interest Income       Net Income per Share
------------------------------- -------------------- ----------------------- ---------------------------- -----------------------
             8.0%                      $0.15                  -100                      6.7%                      $0.16
             4.0%                      $0.08                   -50                      3.3%                      $0.08
                                                            Base Case
            (4.0)%                    ($0.08)                  +50                     (3.3)%                    ($0.08)
            (8.0)%                    ($0.15)                 +100                     (6.7)%                    ($0.16)
           (16.1)%                    ($0.31)                 +200                     (13.4)%                   ($0.32)

The aggregate sensitivity to short-term rates has not changed year over year. However, as detailed above a significant portion of the Company's illiquid credit sensitive CMBS was match funded in 2002 with no short-term rate risk. As of December 31, 2002 the majority of the Company's short-term rate exposure was concentrated in the highly liquid RMBS portfolio which can be adjusted quickly to react to changes in short-term rates.

Credit Risk: The Company's portfolios of commercial real estate assets are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. The Company underwrites its CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B- or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses.

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B-rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the key assumption. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding the more interest coupon the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed there is less opportunity to receive interest coupon therefore a lower or possibly negative return may result. Additional losses occurring due to greater severity will not have a significant effect as all principal is already assumed to be non-recoverable.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. The Company generally assumes that most if not all principal will be recovered by classes rated B or higher.

The Company manages credit risk through the underwriting process, establishing loss assumptions and careful monitoring of loan performance. Before acquiring a Controlling Class security that represents a proposed pool of loans, the Company will perform a rigorous analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles will be removed from the proposed pool. Information from this review is then used to establish loss assumptions. The Company will assume that a certain portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, the Company monitors the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. Furthermore, the Company may be required to write down a portion of the adjusted purchase price of the affected assets through its income statement.

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses would reduce GAAP income going forward by approximately $0.21 per share of common stock per annum and cause a significant write down at the time the loss assumption is changed The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.60 to $0.80 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The total adjusted purchase price of Controlling Class CMBS at December 31, 2002 was $9.25 per share. The amount of adjusted purchase price that is not match funded in a CDO is $3.95 per share. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              PAGE

   Independent Auditors' Report.................................................................51

   Financial Statements:

   Consolidated Statements of Financial Condition at December 31, 2002 and 2001.................52


   Consolidated Statements of Operations
   For the Years Ended December 31, 2002, 2001 and 2000.........................................53


   Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December, 31, 2002, 2001 and 2000........................................54


   Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2002, 2001 and 2000.........................................56

   Notes to Consolidated Financial Statements...................................................58

All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/  Deloitte & Touche LLP

New York, New York
March 21, 2003


                           Anthracite Capital, Inc.
                Consolidated Statements of Financial Condition
                     (in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------------

                                                                            December 31, 2002             December 31, 2001
                                                                            -----------------             -----------------
ASSETS
Cash and cash equivalents                                                                  $  24,698                   $   43,071
Restricted cash equivalents                                                                   84,485                       37,376
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)               $602,706                   $360,159
     Investment grade securities                                              370,356                  1,085,795
                                                                          ------------               ------------
Total securities available for sale                                                          973,062                    1,445,954
Securities held for trading, at fair value                                                 1,427,733                      578,008
Commercial mortgage loans, net                                                                65,664                      142,637
Equity investment in Carbon Capital, Inc.                                                     14,997                        8,784
Investments in real estate joint ventures                                                      8,265                        8,317
Receivable for investments sold                                                                    -                      344,789
Other assets                                                                                  40,447                       18,267
                                                                                      ---------------            -----------------
     Total Assets                                                                         $2,639,351                  $ 2,627,203
                                                                                      ===============            =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations                                          $684,590
    Secured by pledge of subordinated CMBS                                      7,295                   $178,631
    Secured by pledge of other securities available for sale
      and cash equivalents                                                     98,439                  1,039,469
    Secured by pledge of securities held for trading                        1,355,333                    559,145
    Secured by pledge of investments in real estate joint ventures              1,337                      1,337
    Secured by pledge of commercial mortgage loans                             14,667                     57,356
                                                                          ------------               ------------
Total borrowings                                                                          $2,161,661                  $ 1,835,938
Payable for investments purchased                                                                524                      346,913
Distributions payable                                                                         16,589                       17,245
Other liabilities                                                                             54,361                       43,734
                                                                                      ---------------            -----------------
     Total Liabilities                                                                    $2,233,135                  $ 2,243,830
                                                                                      ---------------            -----------------

10.5% Series A Preferred Stock, redeemable convertible,
   liquidation preference $285 in 2001                                                             -                          258
                                                                                      ---------------            -----------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
    47,398 shares issued and outstanding in 2002;
    45,286 shares issued and outstanding in 2001                                                 47                            45
10% Series B Preferred Stock, liquidation preference $47,817 in 2002
and $55,317 in 2001                                                                           36,379                       42,086
Additional paid-in capital                                                                   515,180                      492,531
Distributions in excess of earnings                                                          (24,161)                     (13,588)



Accumulated other comprehensive loss                                                        (121,229)                    (137,959)
                                                                                          -----------                 -----------
      Total Stockholders' Equity                                                             406,216                      383,115
                                                                                          ----------                  -----------
      Total Liabilities and Stockholders' Equity                                          $2,639,351                  $ 2,627,203
                                                                                          ===========                 ============

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------



                                                          For the year ended       For the year ended      For the year ended
                                                           December 31, 2002        December 31, 2001       December 31, 2000
Income:
Interest from securities available for sale                       $99,308                $ 85,137                 $ 75,116
Interest from commercial mortgage loans                            13,997                  15,499                   14,359
Interest from mortgage loan pools                                       -                   1,575                    6,481
Interest from securities held for trading                          45,421                  24,681                       25
Earnings from real estate joint ventures                            1,044                   1,667                      348
Earnings from equity investment                                     1,202                      80                        -
Interest from cash and cash equivalents                             1,473                   2,581                    1,313
                                                                 --------                --------                 --------
         Total income                                             162,445                 131,220                   97,642
                                                                 --------                --------                 --------
Expenses:
Interest                                                           50,987                  44,425                   51,112
Interest - securities held for trading                             14,031                  14,976                        -
Management and incentive fee                                       12,527                  11,018                    7,450
Other expenses / income - net                                       2,323                   1,717                    2,277
                                                                 --------                --------                 --------
        Total expenses                                             79,868                  72,136                   60,839
                                                                 --------                --------                 --------

Other gains (losses):
Gain on sale of securities available for sale                      11,391                   7,401                    3,212
Loss on securities held for trading                               (29,255)                 (2,604)                    (647)
Foreign currency loss                                                (812)                     (5)                     (42)
Loss on impairment of asset                                       (10,273)                 (5,702)                       -
                                                                 ---------                --------                 --------
        Total other gain (loss)                                   (28,949)                   (910)                   2,523
                                                                 --------                --------                 --------

Income before cumulative transition adjustments                    53,628                  58,174                   39,326
Cumulative transition adjustment-SFAS 142                           6,327                       -                        -
Cumulative transition adjustment-SFAS 133                               -                  (1,903)                       -
                                                                 --------                --------                 --------

Net Income                                                        59, 955                  56,271                   39,326
                                                                 --------                --------                 --------

Dividends and accretion on Preferred Stock                          5,162                   8,964                    7,065
                                                                 --------                --------                 --------

Net Income Available to Common Stockholders                       $54,793                 $47,307                  $32,261
                                                                 ========                 =======                  =======
Net income per common share, basic:
     Income before cumulative transition adjustment                $ 1.04                   $1.47                    $1.37
     Cumulative transition adjustment - SAFS 142                     0.14
     Cumulative transition adjustment - SFAS 133                        -                   (0.06)                       -
                                                                 --------                 --------                 -------
      Net income                                                    $1.18                   $1.41                    $1.37
                                                                 ========                 =======                  =======
Net income per common share, diluted:



     Income before cumulative transition adjustment              $ 1.04                   $1.40                    $1.28
     Cumulative transition adjustment - SAFS 142                   0.14
     Cumulative transition adjustment - SFAS 133                      -                   (0.05)                       -
                                                                --------                --------                 --------
     Net income                                                   $1.18                   $1.35                    $1.28
                                                                ========                 =======                  =======
Weighted average number of shares outstanding:
   Basic                                                          46,411                  33,568                   23,587
   Diluted                                                        46,452                  37,616                   27,668

The accompanying notes are an integral part of these consolidated financial statements.



Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2002 and 2001 and 2000 (in thousands)

                                                       Series                             Accumulated
                                             Common       B     Additional Distributions     Other                        Total
                                             Stock,   Preferred   Paid-In    In Excess   Comprehensive  Comprehensive  Stockholders'
                                           Par Value    Stock     Capital   Of Earnings      Loss           Income       Equity
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 1999                   $21               $287,486    $(18,107)   $(101,139)                    $168,261
Purchase of common shares                                             (39)                                                  (39)
Net income                                                                     39,326                      $39,326       39,326
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment                                                                                  (1,732)         (1,732)      (1,732)
                                                                                                  ----------------
Other comprehensive loss                                                                                    (1,732)
                                                                                                  ----------------
Comprehensive income                                                                                       $37,594
                                                                                                  ================
Dividends declared-common stock                                               (27,591)                                  (27,591)
Dividends and accretion on preferred stock                                     (7,065)                                   (7,065)
Issuance of common stock                         4                 28,086                                                28,090
Issuance of Series B preferred stock                 $43,004                                                            $43,004
                                              ---------------------------------------------------------------------------------
Balance at December 31, 2000                    25    43,004      315,533     (13,437)    (102,871)                     242,254
Net income                                                                     56,271                      $56,271       56,271
Cumulative transition adjustment - SFAS 133                                                  1,903           1,903        1,903
Unrealized loss on cash flow hedges                                                        (11,941)        (11,941)     (11,941)
Reclassification adjustments from cash flow
hedges included in net income                                                                  994             994          994
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment                                                                                 (26,044)        (26,044)     (26,044)
                                                                                                  ----------------
Other comprehensive loss                                                                                   (35,088)
                                                                                                  ----------------
Comprehensive income                                                                                       $21,183
                                                                                                  ================
Dividends declared-common stock                                               (47,458)                                  (47,458)
Dividends and accretion on preferred stock                                     (8,964)                                   (8,964)
Issuance of common stock                        15                145,438                                               145,453
Conversion of Series B preferred stock to
common stock                                     1      (918)         917                                                     -
Conversion of Series A preferred stock to
common stock                                     4                 30,492                                                30,496
Compensation cost - stock options                                     151                                                   151
                                              -----------------------------------------------------------------------------------
Balance at December 31, 2001                    45    42,086      492,531     (13,588)    (137,959)                     383,115
=================================================================================================================================

Net Income                                                                     59,955                      $59,955       59,955
Unrealized loss on cash flow hedges                                                        (56,769)        (56,769)     (56,769)
Reclassification adjustments from cash flow
hedges included in net income                                                                5,619           5,619        5,619
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment                                                                                  67,880          67,880       67,880
                                                                                                      ------------
Other comprehensive income                                                                                  16,730
                                                                                                      ------------
Comprehensive income                                                                                       $76,685
                                                                                                      ============
Dividends declared-common stock                                               (65,366)                                  (65,366)
Dividends declared-preferred stock                                             (5,162)                                   (5,162)
Issuance of common stock                         1                 16,685                                                16,686
Conversion of Series B preferred stock to
common stock                                     1    (5,707)       5,706
Conversion of Series A preferred stock to
common stock                                                          258                                                   258
                                              ---------------------------------------------------------------------------------
Balance at December 31, 2002                   $47   $36,379     $515,180    $(24,161)   ($121,229)                    $406,216
                                              =================================================================================

Disclosure of reclassification adjustment:                                  Years ended December 31,
                                                             -------------------------------------------------------
                                                                   2002              2001               2000
                                                             -------------------------------------------------------
Unrealized holding gain (loss) on securities
    available for sale                                                $ 56,489         $(33,445)          $ (4,944)
Reclassification for realized gains
    previously recorded as unrealized                                   11,391            7,401              3,212
                                                             -------------------------------------------------------
                                                                        67,880          (26,044)            (1,732)
                                                             =======================================================

The accompanying notes are an integral part of these consolidatted financial statements.


Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)                                             Years Ended December 31,
                                                                                      -------------------------------------------
                                                                                           2002          2001          2000
                                                                                      -------------------------------------------

Cash flows from operating activities:

      Net income                                                                          $ 59,955      $ 56,271      $ 39,326

Adjustments to reconcile net income to net cash provided by (used in)

operating activities:

        Net (purchase) sale of trading securities                                         (878,980)     (454,960)       52,751

        Net loss (gain) on sale of securities                                               17,864        (4,797)       (1,732)

        Amortization of negative goodwill                                                        -        (1,942)       (1,062)

        Cumulative transition adjustment                                                    (6,327)        1,903             -

        (Discount accretion), premium amortization, net                                     (9,295)        6,376         5,420

        Compensation cost - stock options                                                        -           151             -

        Loss on impairment of asset                                                         10,273         5,702             -

        Noncash portion of net foreign currency loss                                           276             5            42
        Distributions (earnings) from joint ventures in excess
           of earnings (distributions)                                                          52           116           (84)
        (Increase) decrease in other assets                                                (14,215)       12,803         8,316
        Increase in other liabilities                                                       16,954         2,657        12,757
                                                                                    -------------------------------------------
Net cash (used in) provided by operating activities                                       (803,443)     (375,715)      115,734
                                                                                    -------------------------------------------
Cash flows from investing activities:

      Purchase of securities available for sale                                           (686,710)   (2,383,483)     (991,191)

      Principal payments received on securities available for sale                         167,570       123,578       102,950

      Funding of commercial mortgage loans                                                  (3,370)      (56,070)     (101,100)

      Repayments received from commercial mortgage loans                                    82,865        66,620        17,524

      Increase in restricted cash equivalents                                              (47,109)      (27,892)       (9,484)

      Investment in real estate joint ventures, net                                              -         1,921       (10,270)

      Investment in Carbon Capital, Inc.                                                    (6,100)       (8,784)            -

      Principal payment received on mortgage loan pools                                          -        10,981        20,274

      Proceeds from sale of securities available for sale and mortgage loan pools        1,017,534     1,452,577     1,822,107

      Net cash acquired in merger                                                                -             -        33,379

      Acquisition costs                                                                          -             -         4,129

      Net payments under hedging securities                                                 (8,077)      (11,973)       (4,405)
                                                                                    -------------------------------------------
Net cash (used in) provided by investing activities                                        516,603      (832,525)      883,913
                                                                                    -------------------------------------------
Cash flows from financing activities:

      Net increase (decrease) in borrowings                                                322,965     1,116,596      (962,396)

      Proceeds from issuance of common stock, net of offering costs                         16,686       145,803             -

      Distributions on common stock                                                        (64,633)      (40,038)      (26,130)

      (Distributions) net of issuance of preferred stock                                    (6,551)       (8,879)        4,482

      Purchase of common shares                                                                  -             -           (39)
                                                                                    -------------------------------------------
Net cash provided by (used in) financing activities                                        268,467     1,213,482      (984,083)
                                                                                    -------------------------------------------
Net (decrease) increase in cash and cash equivalents                                       (18,373)        5,242        15,564

Cash and cash equivalents, beginning of period                                              43,071        37,829        22,265
                                                                                    -------------------------------------------
Cash and cash equivalents, end of period                                                 $  24,698     $  43,071      $ 37,829
                                                                                    ===========================================
Supplemental disclosure of cash flow information:

      Interest paid                                                                      $  71,746     $  54,852      $ 47,504
                                                                                    ===========================================
      Investments purchased not settled                                                  $     524     $ 346,913      $      -
                                                                                    ===========================================
      Investments sold not settled                                                       $       -     $ 344,789      $      -
                                                                                    ===========================================

Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)
Continued

Supplemental schedule of non-cash investing and financing activities:
The Company purchased all of the assets of CORE Cap., Inc. during the year end December 31, 2000 primarily through issuance of the Company's common and preferred stock, as follows:

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

The accompanying notes are an integral part of these consolidated financial statements.


   Anthracite Capital, Inc.
   Notes to Consolidated Financial Statements
   (In thousands, except share and per share data)
-------------------------------------------------------------------------------

   Note 1       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Anthracite Capital, Inc. (the "Company") was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of CMBS, multifamily, commercial and residential mortgage loans, residential mortgage-backed securities ("RMBS") and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

   In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's investments and an estimate of credit performance on CMBS investments.

   A summary of the Company's significant accounting policies follows:

   Principles of Consolidation

   The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

   Deferred Financing

   The deferred financing cost which is included in other assets on the Company's consolidated statements of financial condition includes issuance costs related to the Company's debt and is amortized using the straight line method which method is similar to the results of the effective interest method.

   Securities Available for Sale

   The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss is included in income on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the effective yield method after considering actual and estimated prepayment rates, if applicable, and credit losses. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

   As a result of the pending closing of CDO I, at the end of the first quarter 2002 the Company reclassified all of its subordinated CMBS on the balance sheet from available-for-sale to held-to-maturity. The effect of this reclassification changed the accounting basis of these securities, prospectively, from mark to market to adjusted cost. However, in accordance with SFAS 133, the interest rate swap agreements entered into by the Company to hedge the variable rate exposure of the debt of CDO I are required to be presented on the balance sheet at their fair market value causing fluctuations in the book value of the Company. Accordingly, the Company has determined that at December 31, 2002, and going forward, it will classify all of its subordinated CMBS as available-for-sale securities and record them at fair market value. This is consistent with the mark to market requirement for the CDO's interest rate swap agreements.

   The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 with the difference being recorded in other comprehensive income. The circumstance causing the Company to change this classification was not considered a permitted circumstance as stated in Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company will be prohibited from classifying its subordinated CMBS (current holdings as well as future purchases) as held-to-maturity for a period of two years.

   The Company adopted the EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" on April 1, 2001. The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with this guidance. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

   Prior to April 1, 2001, the Company recognized income from these beneficial interests using the effective interest method, based on an anticipated yield over the projected life of the security. Changes in the anticipated yields were calculated due to revisions in the Company's estimates of future and actual credit losses and prepayments. Changes in anticipated yields resulting from credit loss and prepayment revisions were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income from the security from the date of purchase through the date of change in the anticipated yield. The new yield was then used prospectively to account for interest income. Changes in yields from reduced estimates of losses were recognized prospectively.

   For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS 91, using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

   In accordance with SFAS 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

   After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS 91, as applicable, using the market yield for the security used in establishing the write-down.

   Securities Held for Trading

   The Company has designated certain securities as assets held for trading because the Company intends to hold them for short periods of time. Securities held for trading are carried at estimated fair value with net unrealized gains or losses included in income.

   Mortgage Loans

   The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income and application fee income net of direct costs associated with originating or purchasing commercial mortgage loans are deferred and included in the basis of the loans on the consolidated statement of financial condition. The net fees are amortized over the life of the loans using the effective interest method. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principle) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

   The Company acquired certain residential mortgage loan pools in the CORE Cap merger (See Note 14 of the consolidated financial statements). Residential loan pools are treated as available-for-sale debt securities and are carried at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses that reflect a decline in value, which is judged by management to be other than temporary, if any, are charged to earnings.

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

   Short Sales

   As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held for trading in the consolidated statement of operations.

   The Company is exposed to credit loss in the event of nonperformance by any broker that holds a deposit as collateral for securities borrowed. However, the Company does not anticipate nonperformance by any broker.

   Forward Commitments - Trading

   As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may enter into forward commitments to purchase or sell U.S. Treasury securities or securities issued by FHLMC, FNMA or GNMA ("Agency Securities"), which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held for trading in the consolidated statement of operations.

   The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

   Financial Futures Contracts - Trading

   As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held for trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

   The Company is exposed to interest rate risk on the contracts, as well as to credit loss in the event of nonperformance by any other party to the contract. However, the Company does not anticipate nonperformance by any counterparty.

   Derivative Instruments

   As part of its asset/liability management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its consolidated statement of financial condition.

   Income and expenses from interest rate swap agreements that are, for accounting purposes, designated as hedging borrowings are recognized as a net adjustment to the interest expense of the hedged item. During the term of the interest rate swap agreement, changes in fair value are recognized on the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded on the consolidated statement of financial condition as restricted cash. A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company accounts for revenues and expenses from the interest rate swap agreements under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to interest income. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the shorter of the remaining term of the swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

   Revenues and expenses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss. During the term of the forward currency exchange contracts, changes in fair value are recognized on the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the consolidated statement of operations.

   Financial futures contracts that are, for accounting purposes, designated as hedging securities held for trading, are carried at fair value, with changes in fair value included in the consolidated statement of operations.

   The Company monitors its hedging instruments throughout their terms to ensure that they remain effective for their intended purpose. The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company's hedging instruments. The Company's policy is to enter into hedging agreements with counterparties rated A or better.

   Stock Options

   For option grants prior to December 15, 1998, the Company considered its officers and directors to be employees for the purposes of stock option accounting. In accordance with the FASB's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company's officers and directors are not considered to be employees for grants made subsequent to that date.

   Of the options issued under the 1998 Stock Option Plan, options covering 979,426 shares of Common Stock were granted prior to December 15, 1998 to individuals deemed to be employees. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for such options. Accordingly, no compensation cost for these options has been recorded in the consolidated statement of operations. Had compensation cost for these options been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                                                                     2002             2001            2000
                                                                              ---------------- ---------------- --------------
      Net income - as  reported                                                       $59,955          $56,271        $39,326
      Net income - pro forma                                                           59,955           56,218         39,158



      Net income per common share, basic - as reported                                   1.18             1.41           1.37
      Net income per common share, basic - pro forma                                     1.18             1.41           1.36
      Net income per common share, diluted - as reported                                 1.18             1.35           1.28
      Net income per common share, diluted - pro forma                                   1.18             1.35           1.28

   For the pro forma, the compensation cost is amortized over the vesting period of the options.

   For the options to purchase 786,915 shares of the Company's Common Stock granted to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. The value of these non-employee options at each period end was negligible and was fully vested by March 2002.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2000. There were no options granted in 2002 and 2001.

                                                    December 31, 2000
                                                    -----------------

   Estimated volatility                                       25%
   Expected life                                              7 years
   Risk-free interest rate                                    6.0%
   Expected dividend yield                                    11.35%

   Negative Goodwill

   Negative goodwill reflects the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger (See Note 14 of the consolidated financial statements) over the purchase price for such assets. Negative goodwill was being amortized using the straight-line method from the date of acquisition over approximately 5.7 years, the weighted average lives of the assets acquired in the merger that the Company intended to retain. In March 2001, the Company sold approximately $60,211 of the assets acquired in the CORE Cap merger. Effective in April 2001, the Company began amortizing the remaining balance of negative goodwill over 4.5 years, which represents the weighted average lives of the remaining assets. This amortization is included in other expenses/income - net. Negative goodwill, net, was $6,327 at December 31, 2001, and is included in other liabilities. Pursuant to SFAS 142 (See Recent Accounting Pronouncements), the Company recognized the unamortized negative goodwill balance in income during the first quarter of 2002.

   Income Taxes

   The Company has elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 2002, the Company had a Federal capital loss carryover of approximately $58,000 available to offset future capital gains.

   Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $1,942 and $1,062 for the years ended December 31, 2001 and 2000, respectively.

   In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company has determined that these Interpretations do not have a significant impact on the Company's consolidated financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement
   No. 123." SFAS No. 148 amends SAFS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The Company will need to apply this Interpretation to any existing variable interests in variable interest entities by no later than July 1, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN 46. These include interests in commercial mortgage backed securities and their issuers that have issued securities with a total face value of $9,616,797. The Company's actual loss is limited to the amounts that are not financed in its non recourse CDOs. The fair value of the securities financed in the CDOs is $460,210; the amount held outside of the CDOs is $142,496. The Company's believes that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46. The Company cannot make any definitive conclusion until it completes its evaluation.

   Reclassifications

   Certain amounts from 2001 and 2000 have been reclassified to conform to the 2002 presentation.


   Note 2    SECURITIES AVAILABLE FOR SALE

   The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of December 31, 2002 are summarized as follows:

                                                                                Gross          Gross        Estimated
                                                              Amortized      Unrealized     Unrealized        Fair
                           Security Description                  Cost           Gain            Loss          Value
   ---------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   CMBS (interest only strips) IO's                            $42,591         $1,433          $(390)       $43,634
   Investment grade CMBS                                        49,843          5,277               -        55,120
   Non-investment grade rated subordinated securities          629,273         19,473        (71,375)       577,371
   Non-rated subordinated securities                            34,170          1,967        (10,802)        25,335
   Credit tenant lease                                           9,063              -               -         9,063
   Investment grade REIT debt                                  174,515          9,464           (157)       183,822
                                                          ----------------------------------------------------------
         Total CMBS                                            939,455         37,614        (82,724)       894,345
                                                          ----------------------------------------------------------

   Single-family residential mortgage-backed
     securities ("RMBS"):
   Agency adjustable rate securities                            40,964            510           (175)        41,299



   Agency fixed rate securities                                  8,509            324               -         8,833
   Residential CMO's                                            13,356            478               -        13,834
   Hybrid Arms                                                  14,541            210               -        14,751
                                                          ----------------------------------------------------------
         Total RMBS                                             77,370          1,522           (175)        78,717
                                                          ----------------------------------------------------------
         Total securities available for sale                $1,016,825        $39,136       $(82,899)      $973,062
                                                          ==========================================================

   As of December 31, 2002, an aggregate of $872,939 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

   The amortized cost and estimated fair value of securities available for sale as of December 31, 2001 are summarized as follows:


                                                                                Gross          Gross        Estimated
                                                              Amortized      Unrealized     Unrealized        Fair
                           Security Description                  Cost           Gain            Loss          Value
   -------------------------------------------------------------------------------------------------------------------
   Commercial mortgage-backed securities ("CMBS"):
   CMBS IO's                                                  $ 77,470         $ 2,322     $     (588)     $   79,204
   Investment grade CMBS                                        20,318               -         (5,728)         14,590
   Non-investment grade rated subordinated securities          416,171           3,461        (91,100)        328,532
   Non-rated subordinated securities                            40,944           1,173        (10,490)         31,627
                                                          ------------------------------------------------------------
         Total CMBS                                            554,903           6,956       (107,906)        453,953
                                                          ------------------------------------------------------------

   Single-family residential mortgage-backed
     securities ("RMBS"):
   Agency adjustable rate securities                            74,185             850               -         75,035
   Agency fixed rate securities                                810,691           3,740         (9,672)        804,759
   Residential CMO's                                            33,319             203               -         33,522
   Home Equity Loans                                            26,302             997               -         27,299
   Hybrid Arms                                                  51,322              64               -         51,386
                                                          ------------------------------------------------------------
         Total RMBS                                            995,819           5,854         (9,672)        992,001
                                                          ------------------------------------------------------------
         Total securities available for sale              $  1,550,722        $ 12,810     $ (117,578)     $1,445,954
                                                          ============================================================

   As of December 31, 2001, an aggregate of $1,336,622 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

   As of December 31, 2002 and 2001, there were 1,883 and 1,911 loans, respectively, underlying the Controlling Class CMBS held by the Company, with a principal balance of $9,616,797 and $9,909,800, respectively.

   As of December 31, 2002 and 2001, the aggregate estimated fair values by underlying credit rating of the Company's securities available for sale are as follows:


                                                     December 31, 2002               December 31, 2001
                                                       Estimated                     Estimated
                  Security Rating                      Fair Value      Percentage    Fair Value          Percentage
---------------------------------------------------------------------------------------------------------------------
   Agency and agency insured
     securities                                          $50,132         5.1%          $875,039               60.5%
   AAA                                                    72,923         7.5            160,249               11.1
   AA                                                      4,448         0.5             35,917                2.5
   A                                                      10,466         1.1                  -                 -
   A-                                                     19,116         2.0                  -                 -
   BBB+                                                   93,623         9.6                  -                 -
   BBB                                                   101,691        10.4             14,590                1.0
   BBB-                                                   17,957         1.8                  -                 -
   BB+                                                   237,839        24.4             74,610                5.2
   BB                                                     93,290         9.6             34,246                2.4
   BB-                                                    66,844         6.9             56,935                4.0
   B+                                                     21,533         2.2             19,274                1.3
   B                                                      99,815        10.2             93,946                6.5
   B-                                                     39,035         4.0             37,954                2.6
   CCC                                                    19,015         2.0             17,637                1.2
   Not rated                                              25,335         2.7             25,557                1.7
                                                   ------------------------------------------------------------------
   Total securities available for sale                  $973,062       100.0%         $1,445,954             100.0%
                                                   ==================================================================

   As of December 31, 2002 and 2001, the mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties of the types and at the locations identified below:


                                Percentage (1)                                 Percentage (1)
   ----------------------------------------------------------------------------------------------
    Property Type             2002         2001     Geographic Location     2002          2001
   ----------------------------------------------------------------------------------------------
   Multifamily               34.3%        34.6%         California          12.2%         12.8%
   Retail                    28.1         27.9          Texas               10.6          10.7
   Office                    18.8         18.8          New York             9.1           9.1
   Lodging                    8.7          8.6          Florida              6.6           7.0
   Other                     10.1         10.1          Other (2)           61.5          60.4
                            -----------------------                    --------------------------
   Total                    100.0%       100.0%         Total              100.0%        100.0%
                            =======================                    ==========================


   (1) Based on a percentage of the total unpaid principal balance of the underlying loans.

   (2) No other individual state comprises more than 5% of the total.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of December 31, 2002 and 2001:

                                                         2002                                   2001
                                      ---------------------------------------------------------------------------------
                                                    Number of       % of                      Number of       % of
                                        Principal     Loans       Collateral     Principal       Loans     Collateral
                                      ---------------------------------------------------------------------------------
Past due 30 days to 60 days               $5,476          1          0.05%        $15,401          5          0.15%
Past due 60 days to 90 days               49,825         10          0.52           9,865          4          0.10
Past due 90 days or more                 102,886         19          1.07         112,017         18          1.13
Resolved loans                                 -          -           -                 -          -            -
Real Estate owned                         21,830          6          0.23           8,805          1          0.09
                                      ---------------------------------------------------------------------------------
Total Delinquent                         180,017         36          1.87%        146,088         28          1.47%
                                      =================================================================================

Total Principal Balance               $9,616,797      1,883                    $9,909,800      1,911

Of the 36 delinquent loans as of December 31, 2002, one was delinquent due to technical reasons, six were real estate owned and being marketed for sale, three were in foreclosure and the remaining 26 loans were in some form of workout negotiations.

The Controlling Class CMBS owned by the Company has a delinquency experience of 1.87%, which is consistent with industry averages. During 2002, the Company experienced early payoffs of $128,344 which represents 1.33% of the year-end pool balance. These loans were paid-off at par with no loss.

To the extent that realized losses, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce or increase the projected GAAP yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and GAAP yields remain appropriate.

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by FHLMC, FNMA or GNMA. Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The Company's securities available for sale are subject to credit, interest rate and/or prepayment risks.

The CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitization. The Company generally does not own the senior classes of its below investment grade CMBS. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination.

As of December 31, 2002 and 2001, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's entire subordinated CMBS portfolio was 9.8% and 10.1% per annum, respectively, and of the Company's other securities available for sale was 6.8% and 6.04% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations and related expenses), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. As of December 31, 2002 and 2001, adjustable rate RMBS with a market value of $41,299 and $75,035, respectively, is included in securities available for sale on the consolidated statement of financial condition.

As of December 31, 2002, the unamortized net discount on all securities available for sale was $1,179,098, which represented 53.69% of the then remaining face amount of such securities. During 2002, the Company sold securities available for sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391. During 2001, the Company sold securities available for sale for total proceeds of $1,786,400, resulting in a realized gain of $7,401.

Included in CDO II was a ramp facility that will be utilized to fund the purchase of $50,000 of par of below investment grade CMBS. On March 14, 2003, the Company purchased $78,027 par of securities in CSFB 2003-CPN1. Of this purchase, $30,000 par will be contributed into the ramp facility for CDO II, and $48,027 will be held outside of CDO II.


Note 3    SECURITIES HELD FOR TRADING

Securities held for trading are generally RMBS that the Company intends to hold for a short period of time. During the fiscal year 2002, the Company discontinued its active short-term trading strategies, which the Company employed from time to time to generate economic and taxable gains. The RMBS classified as held for trading are actively hedged using treasury futures, interest rate swap agreements and forward sales and purchases of agency RMBS.

The Company's securities held for trading are carried at estimated fair value. At December 31, 2002, the Company's securities held for trading consisted of FNMA and Federal Home Loan Mortgage Corp. mortgage pools with an estimated fair value of $1,427,733; and short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts, which represented

$316,600 and $112,600 in face amount of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $476,676 at December 31, 2002. At December 31, 2001, the Company's securities held for trading consisted of FNMA and Federal Home Loan Mortgage Corp. mortgage pools with an estimated fair value of $578,008 and short positions of 80 thirty-year U.S. Treasury Bond future contracts and 500 ten-year U.S. Treasury Note future contracts expiring in March 2002, which represented $50,000 and $8,000 in face amount of U.S. Treasury Bonds and Notes, respectively. The estimated fair value of these contracts was approximately $(61,235) at December 31, 2001. Also, the Company had outstanding a short position of 140 Eurodollar futures of which 35 expire in each of June, September and December 2003 and 35 in March 2004, and an outstanding short call swaption with a notional amount of $400,000, which expires in December 2004. The estimated fair value of these Eurodollar futures contracts was approximately $(32,987) and the estimated fair value of the swaption contract was approximately all Eurodollar future positions and $(10,500) as of December 31, 2001. During 2002, the Company closed all eurodollar future positions and the swaption position.

As of December 31, 2002 and 2001, adjustable rate RMBS with a market value of $21,864 and $38,258, respectively, is included in securities held for trading on the consolidated statement of financial condition.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 4    COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's loan investments at December 31, 2002 and 2001:

                         Scheduled
  Date of Initial     Maturity/Date of                           Property                Par                Interest Rate
    Investment       Repayment or Sale       Location              Type          2002           2001       2002      2001
----------------------------------------------------------------------------------------------------------------------------

     12/17/01             4/9/04         Tyson's Corner, VA(1)    Office        $22,000        $22,000     8.9 %     8.9%
     12/20/00             12/19/02       Los Angeles, CA          Office         18,438         22,500    11.4       12.7
      11/7/01             11/11/07       San Francisco, CA (2)    Office         10,909         10,987     7.2        7.2
      11/7/01             11/11/07       San Francisco, CA (2)    Office          9,819          9,889     6.7        6.7
      5/17/02             12/11/04       Midwest(3)               Retail          3,500              -    10.0          -
      5/17/02             12/11/04       Southwest(3)             Residential     3,013              -     3.6          -
      8/26/98             12/17/02       London, England (4)      Hotel              -          31,199      -         8.1
      8/15/00             11/1/02        San Francisco, CA(5)     Hotel              -          17,892      -         8.4
      9/22/00             10/24/02       Chicago, IL              Multifamily        -          15,000      -        20.0
      6/25/01             4/16/02        New York, NY (6)         Office             -          13,170      -         5.8
                                                                               ------------------------

                                                                                $67,679     $142,637
                                                                               ========================

(1) The entire principal balance of the Company's investment is pledged to secure line of credit borrowings.
(2) Two subordinate interests in a $125,000 note secured by one 11-story office building. The entire principal balance of the Company's investment is pledged to secure collateralized debt obligations.

(3)        Secured by the partnership interests in three super regional malls.
           The security interest in each of the malls are cross-collateralized and contain cross-default provisions. The loan was issued at a discount, which will amortize to its par value at a yield to maturity of 13.2%. Payments are interest only and reset monthly based upon a one month LIBOR spread. The loan was paid off in full on January 10, 2003. In conjunction with this investment, the Company purchased a 1.46% interest only strip off of a B Note secured by a portfolio of apartments (5,389 units). Payments received are the greater of 1.5% or 9.5% less LIBOR+450, based upon a notional par value.
(4) The exchange rate for the British pound at December 31, 2001 was (pound)0.687852 to US $1.00. The entire principal balance of the Company's investment in the London Loan was pledged to secure line of credit borrowings. The loan and the line of credit matured on 12/17/02.
(5) The entire principal balance of the Company's investment was pledged to secure line of credit borrowings. The loan and the line of credit matured on 11/1/02.
(6) The entire principal balance of the Company's investment is pledged to secure reverse repurchase agreements. The loan and the line of credit matured on 4/16/02.

Reconciliation of commercial mortgage loans:         Par           Book Value
                                                 -----------     --------------

Balance at beginning of period                    $153,187          $153,187
Proceeds from repayment of mortgage loans          (66,620)          (66,620)
Investments in commercial mortgage loans            56,070            56,070
                                                 -----------     --------------

Balance at December 31, 2001                       142,637           142,637

Discount accretion                                       -                40
Proceeds from repayment of mortgage loans          (81,471)          (80,383)
Reduction in notional par value                       (170)                 -
Investments in commercial mortgage loans             6,683             3,370
                                                 -----------     --------------

Balance at December 31, 2002                       $67,679          $ 65,664
                                                 ===========     ==============


Note 5     EQUITY INVESTMENT AND REAL ESTATE JOINT VENTURES

On July 20, 2000, the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a ninety nine thousand square foot office building and a one hundred twenty thousand square foot office building, both of which are located in suburban Philadelphia. The Company's ownership interest is 64.81% in each partnership. The Company receives a preferred return of 12% compounded on its unreturned capital, which is payable monthly and a share of the proceeds from a sale or refinancing. The book value of the partnerships at December 31, 2002 and 2001 was $3,149 and $3,159, respectively. In January 2003, the Company received a return of capital distribution from the partnerships in the amount of $400.

On December 14, 2000, the Company made an investment aggregating approximately $5,149 in a limited liability company and received a 36.4% senior interest. The joint venture was established for the purpose of acquiring a five hundred thousand square foot office and retail complex in Tallahassee, Florida. The Company receives a preferred return of 13.25% and a return of capital of $3, which is payable monthly. The book value of the investment at December 31, 2002 and 2001 was $5,116 and $5,158, respectively.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., who is also the manager of the Company (Note 10 of the consolidated financial statements). The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. On November 5, 2001, the Company received a capital call notice to fund $8,784 of its Carbon investment, which was paid on November 19, 2001. On October 30, 2002, the Company funded an additional capital call notice in the amount of $6,100. The proceeds of the capital calls were used by Carbon primarily to acquire commercial loans secured by real estate or ownership interests in entities that own real estate. On December 31, 2001, the Company owned 32.5% of the outstanding shares in Carbon. In March 2002, Carbon obtained additional commitments from unaffiliated institutional investors while the Company's commitment remained unchanged. Accordingly, the Company's ownership was reduced from 32.5% to 18.8%. On December 30, 2002, the Company received dividends of $1,089. The Company's remaining commitment at December 31, 2002 and 2001 was $35,116 and $41,216, respectively. On February 6, 2003, the Company funded an additional capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

Combined summarized financial information of the unconsolidated equity investment and real estate joint ventures of the Company is as follows:

                                                                                           December 31,
                                                                          ------------------------------------------------
                                                                                  2002                      2001
                                                                          ----------------------    ----------------------
Balance Sheets:
     Real estate property                                                               $44,342                   $58,078
     Commercial mortgage loans, net                                                     178,429                    26,469
     Other assets                                                                        10,533                     8,687
                                                                          ----------------------    ----------------------

          Total Assets                                                                 $233,304                   $93,234
                                                                          ======================    ======================

     Mortgage debt                                                                      $30,846                   $45,603
     Other liabilities                                                                  103,954                     2,201
     Partners', members' and shareholders' equity                                        98,504                    45,430
                                                                          ----------------------    ----------------------

          Total liabilities and shareholders' equity                                   $233,304                   $93,234
                                                                          ======================    ======================

Anthracite Capital, Inc.'s share of equity                                              $23,262                   $17,101
                                                                          ======================    ======================


                                                                                  For the years ended December 31,
                                                                          ------------------------------------------------
                                                                                2002              2001              2000
                                                                          --------------    --------------     -----------
Statements of Operations:
     Revenues                                                                   $19,901           $11,119          $1,723
                                                                          --------------    --------------     -----------

     Expenses
          Interest expense                                                        4,877             3,796             901
          Depreciation and amortization                                           2,203             1,840             317
          Operating expenses                                                      5,611             3,560             559
                                                                          --------------    --------------     -----------

               Total expenses                                                    12,691             9,196           1,777
                                                                          --------------    --------------     -----------


     Net Income                                                                   7,210            $1,923           $(54)
                                                                          ==============    ==============     ===========

Anthracite Capital, Inc.'s share of net income                                   $2,246            $1,747            $348
                                                                          ==============    ==============     ===========



The following tables summarizes the loan investments held by Carbon Capital, Inc. at December 31, 2002 and 2001:


        Date of Initial     Scheduled                                                        Par
           Investment        Maturity           Location            Property Type       2002      2001
        ----------------- -------------- --------------------------- -------------- ----------------------

            11/19/01          9/11/04    New York, NY(1),(4)         Office         $   10,000   $10,000
            11/20/01         12/11/07    San Francisco, CA(2)        Office             12,071    12,138
            12/17/01          4/9/04     Tysons Corner, VA(3)        Office             10,000    10,000
            5/17/02          12/11/04    Midwest(4), (5)             Retail             14,500         -
            5/17/02          12/11/04    Southwest(4)                Residential        12,487         -
            10/16/02         11/1/07     Chicago, IL(5)              Office             71,952         -
            11/1/02          11/9/04     San Francisco, CA(6)        Hotel              65,000         -
                                                                                    ----------------------
                                                                                      $196,010   $32,138
                                                                                    ======================


(1) May be extended at the borrower's option for two additional twelve-month periods, subject to certain performance hurdles and an extension fee of $425 for the first extension and $413 for the second extension.
(2) Anthracite Capital, Inc. owns two subordinate interests, which are senior to the interest owned by Carbon Capital, Inc.
(3) May be extended at the borrower's options for two additional twelve-month periods for a .25% extension fee.
(4)        Secured by the partnership interests in three super regional malls.
           The security interests in each of the malls are cross-collateralized and contain cross-default provisions. The loan was paid off in full on January 10, 2003. In conjunction with this investment, Carbon Capital, Inc. purchased a 1.46% interest only strip off of a B Note secured by a portfolio of apartments (5,389 units). Anthracite Capital, Inc. owns subordinate interests in these investments, which are pari passu to those owned by Carbon Capital, Inc.
(5) The entire principal balance is pledged to secure reverse repurchase agreements.
(6) Represents a $30,000 subordinate interest in a $160,000 note secured by a full service hotel and a $35,000 mezzanine loan, secured by the borrower's interest in the same property. May be extended at the borrower's option for three additional twelve-month periods for a .25% extension fee. There is a fee due for the second and third extension of 0.125% per extension. The entire principal balance is pledged to secure reverse repurchase agreements.

At December 31, 2002, the weighted average interest spread and the weighted average yield of loan investments held by Carbon Capital, Inc. was 8.6% and 9.9%, respectively. At December 31, 2001, the weighted average interest spread and the weighted average yield of the loan investments held by Carbon Capital, Inc., was 7.4% and 11.7%, respectively.

Note 6     FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The following table presents the notional amount, carrying value and estimated fair value of financial instruments as of December 31, 2002 and 2001:


                                                            2002                                         2001
                                    --------------------------------------------------- -------------------------------------------
                                      Notional        Carrying Value   Estimated Fair    Notional       Carrying     Estimated Fair
                                       Amount                               Value         Amount         Value          Value
                                    ------------- --- ---------------  ---------------- ------------ ------------------------------


Securities available for sale         $        -        $ 973,062         $ 973,062        $   -     $ 1,445,954     $ 1,445,954
Securities held for trading                    -        1,427,733         1,427,733            -         564,081         564,081
Commercial mortgage loans                      -           65,664            65,664            -         142,637         146,635
Secured borrowings                             -        2,161,661         2,161,661            -      (1,835,938)     (1,835,938)
Currency forward contracts                     -              365               365       12,350            (489)           (489)
Interest rate swap agreements           1,162,832         (45,602)          (45,602)     792,000          (9,380)         (9,380)
Futures                                     4,292        (476,676)         (476,676)     930,000         (94,221)        (94,221)


The currency forward contracts as of December 31, 2002 is comprised of two offsetting currency forward contracts which net to a notional amount of zero. Notional amounts are a unit of measure specified in a derivative instrument. The fair values of the Company's securities available for sale, securities held for trading, mortgage loan pools, currency forward contracts and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Commercial mortgage loans and secured borrowings are floating rate instruments, therefore their carrying value approximates fair value.


Note 7    IMPAIRMENT - CMBS

The FMACT 1998-BA class B security continues to perform poorly. Based on the information provided by the trustee, as of December 16, 2002, of the 71 borrowers in the loan pool underlying this security, there are 8 borrowers with loans in the amount of $36,741 which are in default, 10 borrowers with loans in the amount of $23,722 which are delinquent, and 53 borrowers with loans in the amount of $135,292 which are current. During the fourth quarter of 2002, the servicer of the underlying loans recouped principal and interest advances made in prior years. This action resulted, at least temporarily, in insufficient cash being available to make the payments required on the Company's class B security.

Based on the delinquencies and defaults in the underlying pools, and the missed payments during the fourth quarter of 2002 as described above, the Company revised its estimated future cash flows from this investment. Accordingly, in accordance with EITF 99-20, the Company determined that its investment was impaired and wrote down the adjusted purchase price of this security by $10,273 to its estimated fair value and increased the GAAP yield from 7.69% to a market yield for a security of this credit quality, estimated to be 20%. These figures incorporate the assumption that an additional $31,203 of losses will be experienced by the underlying pools and an estimate of another 1.0% of losses per year over the remaining life of the trust. This security was part of the CORE Cap acquisition in May of 2000 and was rated AA at that time. This security is currently rated D by Standard & Poors and CC by Fitch Ratings.


Note 8     COMMON STOCK

On July 11, 2001, the Company filed a registration statement to register with the SEC an additional 10,000,000 shares of Common Stock to be issued under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). The Dividend Reinvestment Plan allows investors the opportunity to purchase additional shares of the Company's Common Stock through the reinvestment of the Company's dividends, optional cash payments and initial cash investments.


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

On February 14, 2001, the Company completed a follow-on offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) was approximately $33,300. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on March 13, 2001 and resulted in net proceeds to the Company of approximately $5,000.

On May 11, 2001, the Company completed a follow-on offering of 4,000,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) was approximately $37,800. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 600,000 additional shares of Common Stock to cover over-allotments. This option was exercised on June 6, 2001 and resulted in additional net proceeds to the Company of approximately $5,675.

On November 7, 2001, the Company completed a follow-on offering of 4,400,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) was approximately $39,400. On November 13, 2001, the underwriters exercised an option to purchase an additional 90,000 shares of Company Common Stock available through an over-allotment granted to the underwriters and resulted in additional net proceeds to the Company of approximately $810.

For the year ended December 31, 2002, the Company issued 1,455,725 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company was approximately $15,920. For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company was approximately $22,945.

During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $65,366 or $1.40 per share, of which $48,777 was paid during the year and $16,589 was paid on January 31, 2003. During the year ended December 31, 2001, the Company declared dividends to stockholders totaling $47,458 or $1.29 per share, of which $31,607 was paid during the year and $15,850 was paid on January 31, 2002.

On March 6, 2003, the Company declared dividends to its stockholders of $.35 per share, payable on April 30, 2003 to stockholders of record on March 31, 2003. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.


Note 9     PREFERRED STOCK

On December 2, 1999, the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), $0.001 par value per share, for aggregate proceeds of $30,000. The Series A Preferred Stock carries a 10.5% coupon and is convertible into the Company's Common Stock at a price of $7.35 per share. The Series A Preferred Stock has a seven-year maturity at which time, at the option of the holders, the shares may be converted into shares of Common Stock or liquidated ("Liquidation Preference") for $28.50 per share. On December 21, 2001, the only Series A Preferred stockholder converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Common Stock at a price of $7.26 per share pursuant to its terms, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The remaining 10,000 shares of Series A Preferred Stock were converted into 34,427 shares of Common Stock at a price of $7.26 per share in March 2002.

The Series A Preferred Stock was privately sold by the Company, and there was no underwriting discount paid. At the closing of the CORE Cap merger (see Note 14 of the consolidated financial statements), the Liquidation Preference of the Series A Preferred Stock was increased from $27.75 to $28.50 per share.

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of 10% Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), $0.001 par value per share, to CORE Cap shareholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation as of December 31, 2002 of $47,817, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 2,798,180 shares of the Company's Common Stock. In 2002, 300,000 shares of 10% Series B Preferred Stock with a liquidation preference of $7,500 were converted at the shareholder's option into 438,885 shares of the Company's Common stock. In 2001, 48,300 shares of 10% Series B Preferred Stock with a liquidation preference of $1,207 were converted at the shareholder's option into 70,660 shares of the Company's Common Stock.

As of December 31, 2002, the Company has authorized and unissued 96,539,000 shares of preferred stock.


Note 10    TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the "Manager", a majority owned indirect subsidiary of PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The initial two-year term of the Management Agreement was to expire on March 27, 2000; on March 16, 2000, the Management Agreement was extended for an additional two years, with the approval of the unaffiliated directors, on terms similar to the original agreement. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of December 31, 2002) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. In order to coincide with the increased size of the Company, effective July 1, 2001, the Manager reduced the base management fee from 0.35% of average invested assets rated above BB+. This revision resulted in $2,360 and $1,059 in savings to the Company during 2002 and 2001, respectively.

The Company incurred $9,332, $7,780 and $6,483 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2002, 2001 and 2000, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $14, $216 and $120 for certain expenses incurred on behalf of the Company during 2002, 2001 and 2000, respectively.

The Company has also paid the Manager on a quarterly basis, as incentive compensation, an amount equal to 25% of the funds from operations of the Company (as defined) plus gains (minus losses) from debt restructuring and sales of property, before incentive compensation in excess of a threshold rate. The threshold rate for 1999, 2000, and the six months ended June 30, 2001 was based upon an annualized return on equity equal to 3.5% over the ten year U.S. Treasury Rate on the adjusted issue price of the Common Stock. Effect July 1, 2001, the Manager revised the threshold rate to be the greater of 3.5% over the ten-year U.S. Treasury Rate or 9.5%. This revision resulted in $918 and $630 in savings to the Company during 2002 and 2001, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. This revision saved the Company $1,314 of incentive fee during 2002. The Company incurred $3,195, $3,238 and $967 in incentive compensation for the years ended December 31, 2002, 2001 and 2000, respectively.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the years ended December 31, 2002, 2001 and 2000, the Company paid administration fees of $168, $144 and $120, respectively.

During the year ended December 31, 2000, the Company purchased certificates representing a 1% interest in Midland Commercial Mortgage Owner Trust IV, Midland Commercial Mortgage Owner Trust V, Midland Commercial Mortgage Owner Trust VI, Commercial Mortgage Owner Trust VII,

PNC Loan Trust VII and PNC Loan Trust VIII (collectively the "Trusts") for an aggregate investment of $7,021. These Midland Trusts were purchased from Midland Loan Services, Inc. ("Midland") and the PNC trusts were purchased from PNC Bank. Midland is a wholly-owned indirect subsidiary of PNC Bank and the depositor to the Trusts. The assets of the Trusts consist of commercial mortgage loans originated or acquired by Midland and PNC Bank. In connection with these transactions, the Company entered into a $4,500 committed line of credit from PNC Funding Corp., a wholly-owned indirect subsidiary of PNC Bank, to borrow up to 90% of the fair market value of the Company's interest in the Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001 and 2000 there were no outstanding borrowings under this line of credit. The Company earned $163 and $33 from the Trusts and paid interest of approximately $138 and $20 to PNC Funding Corp. during years ended December 31, 2000 and 1999, respectively. The Midland Trusts were all sold prior to December 31, 2000. The gain on sale of these investments was not significant.

In March 2001, the Company purchased twelve certificates each representing a 1% interest in different classes of Owner Trust NS I Trust ("Owner Trusts") for an aggregate investment of $37,868. These certificates were purchased from PNC Bank. The assets of the Owner Trusts consist of commercial mortgage loans originated or acquired by an affiliate of PNC Bank. The Company entered into a $50,000 committed line of credit from PNC Funding Corp. to borrow up to 95% of the fair market value of the Company's interest in the Owner Trusts. Outstanding borrowings against this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2001, there was $13,885 borrowed under this line of credit. The Company earned $1,468 from the Owner Trusts and paid interest of approximately $849 to PNC Funding Corp. as interest on borrowings under a related line of credit for year ended December 31, 2001. During 2001, the Company sold four Owner Trusts. The gain on the sale of those Owner Trusts was $35. The outstanding borrowings were repaid prior to the expiration on March 13, 2002, at which time the remaining Owner Trusts were sold at a gain of $90.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager (see Note 5 to the consolidated financial statements). The period during which the Company may be required to purchase shares under the commitment, expires in July 2004.

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc's external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the" existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2002, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.

Note 11    STOCK OPTIONS

The Company has adopted a stock option plan (the "1998 Stock Option Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to the Manager, directors, officers and any key employees of the Company, directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company.

The exercise price for any stock option granted under the 1998 Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Option Plan authorizes the grant of options to purchase up to an aggregate of 2,470,453 shares of Common Stock.

For option grants prior to December 15, 1998, the Company considered its officers and directors to be employees for the purposes of stock option accounting. In accordance with the FASB's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company's officers and directors are not considered to be employees for grants made subsequent to that date.

Of the options issued under the 1998 Stock Option Plan, options covering 979,426 shares of Common Stock were granted prior to December 15, 1998 to individuals deemed to be employees. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for such options. Accordingly, no compensation cost for these options has been recorded in the consolidated statement of operations. Had compensation cost for these options been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:


                                                                         2002             2001            2000
                                                                 -----------------------------------------------
   Net income - as  reported                                           $59,955           $56,271        $39,326
   Net income - pro forma                                               59,955            56,218         39,158
   Net income per common share, basic - as reported                       1.18              1.41           1.37
   Net income per common share, basic - pro forma                         1.18              1.41           1.36
   Net income per common share, diluted - as reported                     1.18              1.35           1.28
   Net income per common share, diluted - pro forma                       1.18              1.35           1.28

For the pro forma, the compensation cost is amortized over the vesting period of the options.

For the options to purchase 786,915 shares of the Company's Common Stock granted to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. The value of these non-employee options at each period end was negligible and was fully vested by March 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the period ending December 31, 2000. There were no options granted in 2002 and 2001.

                                             December 31, 2000
                                             -----------------
   Estimated volatility                                25%
   Expected life                                       7 years
   Risk-free interest rate                             6.0%
   Expected dividend yield                             11.35%


On May 15, 2000, pursuant to the acquisition of CORE Cap, the Company granted stock options to the directors of CORE Cap similar in term and vesting to the stock options the directors held immediately prior to the date of acquisition. The strike price was adjusted for the effect of the acquisition. The options granted are as follows:

  Number of Options              Exercise                %
       Granted                     Price               Vested
---------------------------------------------------------------
76,998                            $15.58                100%
15,400                             15.84                100%
15,400                              9.11                100%
15,400                              7.82                100%


The fair value of the CORE Cap option grants at the grant date was estimated by the Company using the Black-Scholes option-pricing model. The resulting valuation was negligible.


The following table summarizes information about options outstanding under the 1998 Stock Option Plan:


                                                    2002                      2001                       2000
                                           -----------------------  ------------------------    -----------------------
                                                         Weighted-                 Weighted-                  Weighted-
                                                         Exercise                  Exercise                   Exercise
                                            Shares       Price        Shares       Price         Shares       Price
                                           -----------------------  ------------------------    -----------------------
     Outstanding at January 1               1,766,341    $13.87      1,766,341     $13.87        1,718,143    $14.03
     Granted                                        0        0               0                     193,198     11.73
     Exercised                               (182,700)    8.33               0                           0         0
     Cancelled                                (23,099)   15.63               0                    (145,000)    12.91
                                           -----------               ---------                   -----------

     Outstanding at December 31             1,560,542     $14.49     1,766,341     $13.87        1,766,341    $13.87
                                           ===========               =========                   ===========
     Options exercisable at December 31     1,560,542     $14.49     1,400,554     $13.70          919,770    $14.02
                                           ===========               =========                   ===========
     Weighted-average fair value of
         options granted during the




         year ended December 31
            (per option)                        -                         -                                   $ 0.12
                                           ===========               =========                                =======



The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2002:


          Exercise      Options Outstanding         Remaining          Options Exercisable
            Price       at December 31, 2002     Contractual Life      at December 31, 2002
          --------      --------------------     ----------------      --------------------
            7.82              11,550                 7.1 Years                11,550
            8.44             105,000                 6.2 Years               105,000
            9.11              11,550                 6.2 Years                11,550
           15.00           1,363,143                 5.2 Years             1,363,143
           15.58              57,749                 4.7 Years                57,749
           15.83              11,550                 5.2 Years                11,550
        -----------     --------------------                           --------------------
        7.82-$15.83        1,560,542                5.31 Years             1,560,542
        ===========     ====================                           =====================

Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2002 were 727,211.


Note 12     BORROWINGS

The Company's borrowings consist of lines of credit, CDO, and reverse repurchase borrowings.

On January 15, 2002, the Company renewed a credit facility with Merrill Lynch Mortgage Capital, Inc. for a twelve-month period, which permits the Company to borrow up to $200,000. As of December 31, 2002, there were no outstanding borrowings under this facility. As of December 31, 2001, the outstanding borrowings under this line of credit were $57,113. The agreement requires assets to be pledged as collateral, which may consist of rated CMBS, rated RMBS, residential and commercial mortgage loans, and certain other assets. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. The facility expired pursuant to its terms.

On July 19, 1999, the Company entered into a $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"). The Deutsche Bank Facility has a two-year term and provides for extensions at the Company's option. The Deutsche Bank Facility was extended for a one-year term through July 19, 2002. The facility was extended a second time through July 15, 2005. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments and investments in real estate joint ventures. As of December 31, 2002 and December 31, 2001, the outstanding borrowings under this facility were $19,189 and $43,409, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only in the first year with repayment of principal not due for three years. Outstanding borrowings under this line of credit bear interest at a LIBOR based variable rate. As of December 31, 2002, there were no borrowings under this facility.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.5 and a minimum liquidity reserve of $10,000. As of December 31, 2002 and 2001, the Company was in compliance with all such covenants.

On May 29, 2002, the Company issued ten tranches of secured debt through CDO
I. In this transaction, a wholly-owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2002, is $403,983. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.29 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%. The Company incurred $9,857 of issuance costs which will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2002 of the collateral securing CDO I consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of December 31, 2002, the collateral securing the CDO I has a fair value of $443,511.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly-owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. The adjusted issue price of the CDO II debt as of December 31, 2002 is $280,607. Four tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 9.34 years. All floating rate coupons were swapped to fixed resulting in a total fixed rate cost of funds for CDO II of approximately 5.73%. The Company incurred $6,028 of issuance costs which will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2002 of the collateral securing CDO II consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of December 31, 2002, the collateral securing CDO II has a fair value of $283,258.

Proceeds from the CDOs were used to pay off all of the financing of the Company's CMBS below investment grade portfolio, BBB portfolio and its REIT debt. Prior to the CDOs, these portfolios were financed with thirty-day repurchase agreements with various counterparties that marked the assets to market on a daily basis at interest rates based on 30-day LIBOR. For accounting purposes, these transactions were treated as a secured financing, and the debt is non-recourse to the Company.

The Company has entered into reverse repurchase agreements to finance most of its securities available for sale that are not financed under its lines of credit or from the issuance of its collateralized debt obligations. The reverse repurchase agreements are collateralized by most of the Company's securities available for sale and bear interest at a LIBOR based variable rate.

Certain information with respect to the Company's collateralized borrowings as of December 31, 2002 is summarized as follows:


                                          Lines of                 Reverse                                             Total
                                         Credit and              Repurchase         Collateralized                Collateralized
                                         Term Loans              Agreements        Debt Obligations                 Borrowings
                                       ------------------------------------------------------------------------------------------
Outstanding borrowings                       $19,189                $1,457,882             $684,590                $2,161,661
Weighted average borrowing
rate                                           3.40%                     1.37%                6.60%                     3.04%
Weighted average remaining
maturity                                    524 days                   21 days           3,398 days                 1095 days
Estimated fair value of
assets pledged                               $37,310                $1,527,766             $726,769                $2,291,845

As of December 31, 2002, there were no borrowings outstanding under the lines of credit that were denominated in pounds sterling.

As of December 31, 2002, the Company's collateralized borrowings had the following remaining maturities:


                                              Lines of             Reverse                                            Total
                                           Credit and Term       Repurchase          Collateralized Debt          Collateralized
                                                Loans            Agreements              Obligations                Borrowings
                                       ------------------------------------------------------------------------------------------
   Within 30 days                              $   -            $1,457,882                   $   -                 $1,457,882
   31 to 59 days                                   -                     -                       -                          -
   Over 60 days                               19,189                     -                 684,590                    703,779
                                       ==========================================================================================
                                             $19,189            $1,457,882                $684,590                 $2,161,661
                                       ==========================================================================================

Certain information with respect to the Company's collateralized borrowings as of December 31, 2001 is summarized as follows:


                                        Lines of             Reverse              Total
                                       Credit and           Repurchase        Collateralized
                                       Term Loans           Agreements          Borrowings
                                      -------------------------------------------------------
   Outstanding borrowings              $ 115,747            $1,720,191           $1,835,938
   Weighted average                        3.62%                 1.94%                2.04%
   borrowing rate
   Weighted average                     186 days               18 days              29 days
   remaining maturity
   Estimated fair value of              $173,139            $1,825,971           $1,999,110
   assets pledged

At December 31, 2001, $20,356 of borrowings outstanding under the lines of credit was denominated in pounds sterling, and interest payable is based on sterling LIBOR.

As of December 31, 2001, the Company's collateralized borrowings had the following remaining maturities:


                                          Lines of                 Reverse             Total
                                         Credit and              Repurchase        Collateralized
                                          Term Loan              Agreements          Borrowings
                                      -----------------------------------------------------------------
   Within 30 days                            $58,453             $1,700,420          $1,758,873
   31 to 59 days                                   -                 19,771              19,771




   Over 60 days                               57,294                      -              57,294
                                      -----------------------------------------------------------------
                                            $115,747             $1,720,191          $1,835,938
                                      =================================================================

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


Note 13    DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A or better by Standard & Poor's Rating Services. Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management currently does not expect any counterparty to default on their obligations. As of December 31, 2002, the counterparties for all of the Company's swaps are Deutsche Bank AG and Merrill Lynch Capital Services, Inc., with ratings of AA- and A+, respectively.

On January 1, 2001, the Company reclassified certain of its adjustable rate agency debt securities, with an amortized cost of $64,432, from available-for-sale to held for trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the adjustable rate agency debt securities and the unrealized loss of $2,798 related to the interest rate swap as of January 1, 2001 were reclassified from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS 133. The net cumulative effect of adopting SFAS 133 was ($1,903) and is reflected as "Cumulative Transition Adjustment - SFAS 133" on the consolidated statement of operations.

In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $98,000 that had been hedging available-for-sale debt securities as cash flow hedges of its variable rate borrowings under reverse repurchase agreements. The fair value of these swap agreements on January 1, 2001, with a cumulative unrealized loss of ($9,853), remained in OCI at the date of adoption of FAS 133, and therefore, did not result in a transition adjustment.

Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to reclassify the related $9,853 recorded in OCI. Reclassification is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For the years ended December 31, 2002 and 2001, $994 was reclassified as a reduction of interest income and $248 will be reclassified as a reduction of interest income each quarter for the next 12 months.

In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities to hedges of trading securities. These interest rate swap agreements were sold in January 2001 and the loss of $795 is included in loss on securities held for trading. As of December 31, 2000, the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being reclassified from OCI as a reduction of income from securities available for sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000. For the years ended December 31, 2002 and 2001, $257 was reclassified as a reduction of interest income.

As of December 31, 2002, the Company had interest rate swaps with notional amounts aggregating $791,287 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $42,667 liability included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with cash listed as restricted cash on the Company's consolidated statement of financial condition. For the year ended December 31, 2002, the net change in the fair value of the interest rate swaps was ($56,553) of which $236 was deemed ineffective and is included as a reduction of interest expense and the gross loss of $56,769 was recorded as an increase to other comprehensive loss. As of December 31, 2002, the $791,287 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 6.8 years.

During the year ended December 31, 2002, the Company terminated two of its interest rate swaps with notional amounts aggregating $290,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $15,968 loss in value incurred, over 3.4 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2002, $425 was reclassified as an increase to interest expense and $1,275 will be reclassified as an increase to interest expense each quarter for the next 12 months.

As of December 31, 2002, the Company had interest rate swaps with notional amounts aggregating $371,545 designated as trading derivatives. Their aggregate fair value at December 31, 2002 of ($2,935) is included in other liabilities. For the year ended December 31, 2002, the change in fair value for these trading derivatives was $(1,581) and is included as an addition to loss on securities held for trading in the consolidated statement of operations. As of December 31, 2002, the $371,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 5.3 years.

As of December 31, 2001, the Company had interest rate swaps with notional amounts aggregating $682,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $9,343 liability included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with cash listed as restricted cash on the Company's consolidated statement of financial condition. For the year ended December 31, 2001, the net change in the fair value of the interest rate swaps was ($12,369) of which $428 was deemed ineffective and is included as additional interest expense and $11,941 was recorded as an increase to other comprehensive loss. As of December 31, 2001, the $682,000 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 4.6 years.

During the year ended December 31, 2001, the Company terminated two of its interest rate swaps with notional amounts aggregating $105,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $7,291 loss in value incurred during 2001 though the sale date, over 8.8 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the years ended December 31, 2002 and 2001, $813 and $118 were reclassified as an increase to interest expense in the accompanying consolidated statement of operations, respectively. $203 will be reclassified as an increase to interest expense each quarter for the next 12 months.

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

In July 2000, the Company redesignated two interest rate agreements from hedging certain of the Company's available-for-sale securities to securities held for trading. These interest rate agreements were redesignated in September 2000 back to hedging certain of the Company's available-for-sale securities. The loss in value of these interest rate agreements during the period they were designated as trading securities was $612 and is included in gain on securities held for trading in the consolidated statement of operations.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At December 31, 2002 and 2001, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $14,810 and $1,311, respectively.

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

On July 22, 2002, the Company agreed to exchange (pound)8,831 (pounds sterling) for $13,662 (U.S. dollars) on January 21, 2003. On December 17, 2002, the date the London Loan paid off, the Company entered into a forward currency exchange contract to deliver (pound)8,831 (pounds sterling) on January 21, 2003. The Company does not have economic exposure to its forward currency exchange contract. As of December 31, 2001, the Company agreed to exchange (pound)8,831 (pounds sterling) for $12,350 (U.S. dollars) on January 22, 2002. These contracts were intended to economically hedge currency risk in connection with the Company's investment in the London Loan, which was denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $365 and $489 at December 31, 2002 and 2001, respectively, which change was recognized as a reduction of foreign currency losses. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At December 31, 2002 and 2001, no collateral was required under the forward currency exchange contracts.

The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts, which represented $316,000 and $112,600 in face amounts of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(476,676), and the change in fair value related to these contracts is included as a component of loss on securities held for trading. Additionally, the Company had a forward LIBOR cap and with a notional amount of $85,000 and a fair value at December 31, 2002 of $1,207 which is include in other liabilities.

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

At December 31, 2001, the Company had outstanding a short position of 140 Eurodollar futures which expire 35 in each of June, September and December 2003 and 35 in March 2004. The estimated fair value of these contracts was approximately $(32,987) at December 31, 2001, and the change in fair value related to these contracts in included as a component of loss on securities held for trading.

In addition, in December 2001, the Company wrote a call option on a 5-year interest rate swap agreement with a notional amount of $400,000. The option has an expiration date of December 2004. Proceeds received from the sale were $13,180. This transaction was entered into to provide additional short-term rate protection in a rising interest rate environment. The Company wrote the option to accomplish this and take advantage of the high market value of option prices at that time. The estimated fair value of this contract was a liability of $10,500 as of December 31, 2001, and is included in securities held for trading at a gain of $2,680. The Company closed this position in February 2002.


Note 14     Acquisition of CORE Cap, Inc.

On May 15, 2000, the Company acquired all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,180,552 shares of the Company's Common Stock and 2,261,000 shares of Series B Preferred Stock. The shares of Common Stock and Preferred Stock issued by the Company were valued at approximately $71,094 on May 15, 2000. The acquisition was accounted for under the purchase method. Application of purchase accounting resulted in an excess of the value of the acquired net assets over the value of the Company's shares of Common Stock and Preferred Stock issued in the acquisition, plus transaction costs. This deferred credit totaled $9,687 and was being amortized as described in "Negative Goodwill" (see Note 1 of the consolidated financial statements). The operations of CORE Cap are included in the Company's consolidated financial statements from May 15, 2000. Pursuant to SFAS 142 (See Recent Accounting Pronouncements), the Company recognized the December 31, 2001 unamortized negative goodwill balance of $6,327 in income during the first quarter of 2002.


Note 15     NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                                     For the year ended December 31,
                                                                                   2002            2001            2000
                                                                                --------------------------------------------
Numerator:
      Net income available to common stockholders before
              cumulative transition adjustment                                   $  48,466       $  49,210        $  32,261


       Cumulative transition adjustment - SFAS 142                                   6,327               -                -
       Cumulative transition adjustment - SFAS 133                                       -          (1,903)               -
                                                                                  ---------       ---------       ----------
       Numerator for basic earnings per share                                       54,793          47,307           32,261
       Effect of 10.5% series A senior cumulative redeemable preferred stock             -           3,420            3,232
                                                                                  ---------       ---------       ----------
       Numerator for diluted earnings per share                                      54,793         $50,727           35,493
                                                                                  =========       =========       ==========
Denominator:
       Denominator for basic earnings per share--weighted average
               common shares outstanding                                            46,411          33,568           23,587
      Effect of 10.5% series A senior cumulative redeemable preferred stock              7           3,993            4,082
      Dilutive effect of stock options                                                  34              55                -
                                                                                  ---------       ---------       ----------
      Denominator for diluted earnings per share--weighted average
      common shares outstanding and common stock equivalents outstanding            46,452          37,616           27,669
                                                                                  ---------       ---------       ----------

Basic net income per weighted average common share:
      Income before cumulative transition adjustment                                 $1.04           $1.47            $1.37
      Cumulative transition adjustment - SFAS 142                                     0.14               -                -
      Cumulative transition adjustment - SFAS 133                                        -           (0.06)               -
                                                                                  ---------       ---------       ----------
      Net income                                                                     $1.18           $1.41            $1.37
                                                                                  =========       =========       ==========
Diluted net income per weighted average common stock and common stock equivalents:
      Income before cumulative transition adjustment                                 $1.04           $1.40            $1.28
      Cumulative transition adjustment - SFAS 142                                     0.14               -                -
      Cumulative transition adjustment - SFAS 133                                        -           (0.05)               -
                                                                                  ---------       ---------       ----------
      Net income                                                                     $1.18           $1.35            $1.28
                                                                                  =========       =========       ==========


Note 16     SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:


                                                                                   Quarters Ending
                                                March 31                 June 30             September 30          December 31
                                          2002           2001       2002        2001       2002       2001      2002       2001
                                      ---------------------------------------------------------------------------------------------
Interest Income                             $39,351    $26,340    $38,732     $28,405     $41,754    $36,246   $42,609     $40,229
                                      ---------------------------------------------------------------------------------------------
Expenses:
   Interest                                 11,640      12,272     15,474      11,665      18,836     18,341    19,068      17,123
   Management fee and
      other                                  5,983       3,135      2,775       2,951       3,083      3,381     3,009       3,268
                                      ---------------------------------------------------------------------------------------------
         Total Expenses                     17,623      15,407     18,249      14,616      21,919     21,722    22,077      20,391
                                      ---------------------------------------------------------------------------------------------
Gain (loss) on sale of securities
available for sale                          (4,079)      1,947      4,154       5,134       9,538        175     1,778         145
Gain (loss) on securities held
for trading                                  4,014         692    (11,914)       (124)    (15,948)     1,875    (5,407)     (5,047)
Foreign currency (loss) gain                  (247)        104         18           5        (151)       (91)     (432)        (23)
Loss on impairment of asset (1)                  -          -          -       (5,702)          -          -   (10,273)          -
                                      ---------------------------------------------------------------------------------------------


Net income before cumulative
transition adjustment                      $21,416     $13,676   $12,741     $13,102      $13,274    $16,483     6,198     $14,913
                                      ---------------------------------------------------------------------------------------------
Cumulative transition adjustment
- SFAS 133 (1)                                   -      (1,903)        -           -           -          -         -           -
Cumulative transition adjustment
- SFAS 142 (1)                               6,327          -          -                       -                    -
Net Income                                 $27,743     $11,773   $12,741     $13,102     $13,274    $16,483    $6,198      $14,913

Dividends and accretion on redeemable
convertible preferred stock                  1,389       2,289     1,382       2,287       1,196      2,290     1,195        2,098
                                      ---------------------------------------------------------------------------------------------
Net income available to common
stockholders                               $26,354      $9,484   $11,359     $10,815     $12,078    $14,193    $5,003      $12,815
                                      =============================================================================================

Net income per share:
   Basic                                     $0.58      $0.35      $0.25       $0.33       $0.26      $0.40     $0.11        $0.33
   Diluted                                   $0.58      $0.33      $0.25       $0.32       $0.26      $0.38     $0.11        $0.31




(1)    The loss on impairment of asset and the cumulative transition adjustments related to the adoption of SFAS 133 and SFAS
       142 are considered by the Company to be non-recurring events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Incorporated by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

           Incorporated by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           Incorporated by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Incorporated by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14.   CONTROLS AND PROCEDURES

           (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

           (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(3)      Exhibit Index
        *3.1         Articles of Amendment and Restatement of the Registrant
        *3.2         Bylaws of the Registrant
        *3.3         Form of Articles Supplementary of the Registrant
                     establishing 10% Cumulative Convertible Redeemable
                     Preferred Stock.
       *10.1         Investment Advisory Agreement between the Registrant and
                     BlackRock Financial Management, Inc.
       *10.2         Amendment No. 1 to the Investment Advisory Agreement
                     between the Registrant and  BlackRock Financial
                     Management, Inc.
       *10.3         Amendment No. 2 to the Investment Advisory Agreement
                     between the Registrant and BlackRock Financial Management,
                     Inc.
       *10.4         Amendment No.3 to the Investment Advisory Agreement
                     between the Registrant and BlackRock Financial Management,
                     Inc.
       *10.5         Form of 1998 Stock Option Incentive Plan
        21.1         Subsidiaries of the Registrant
        23.1         Consent of Deloitte & Touche LLP
        24.1         Power of Attorney (included on signature page hereto)
        99.1         Certification of CEO and CFO Pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002.

      ----------------------
      *    Previously filed.




1. Reports on Form 8-K.

           During the last quarter of the year ended December 31, 2002, the Company filed the following reports on Form 8-K:

           On November 7, 2002, the Company filed a current report on Form 8-K to report under Item 5 the Company's third quarter 2002 results.

           On December 3, 2002, the Company filed a current report on Form 8-K to report under Item 5 the pricing of a $304 million secured debt offering.

           On December 13, 2002, the Company filed a current report on Form 8-K to report under Item 2 the sale of approximately $313 million (face amount) of the Company's assets which included certain commercial mortgaged-backed securities and unsecured real estate investment trust obligations to Anthracite CDO II Ltd., a wholly-owned subsidiary of the Company.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTHRACITE CAPITAL, INC.

Date:  March 31, 2003                     By: /s/ Hugh R. Frater
                                              _______________________________
                                              Hugh R. Frater
                                              President and Chief Executive
                                              Officer and Director
                                              (duly authorized representative)


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


Date: March 31, 2003                        By: /s/ Hugh R. Frater
                                                _______________________________
                                                 Hugh R. Frater
                                                 President and Chief Executive
                                                 Officer and Director


Date: March 31, 2003                        By: /s/ Richard M. Shea
                                                _______________________________
                                                 Richard M. Shea
                                                 Chief Financial Officer and
                                                 Chief Operating Officer


Date: March 31, 2003                        By:   /s/ Laurence D. Fink
                                                _______________________________
                                                  Laurence D. Fink
                                                  Chairman of the Board of
                                                  Directors

Date: March 31, 2003                        By:   /s/ Donald G. Drapkin
                                                _______________________________
                                                  Donald G. Drapkin
                                                  Director


Date: March 31, 2003                        By:   /s/ Carl F. Guether
                                                _______________________________
                                                  Carl F. Guether
                                                  Director


Date: March 31, 2003                        By:   /s/ Jeffrey C. Keil
                                                _______________________________
                                                  Jeffrey C. Keil
                                                  Director


Date: March 31, 2003                        By:   /s/ Kendrick R. Wilson, III
                                                _______________________________
                                                  Kendrick R. Wilson, III
                                                  Director


Date: March 31, 2003                        By:   /s/ David M. Applegate
                                                _______________________________
                                                  David M. Applegate
                                                  Director


Date: March 31, 2003                        By:   /s/ Leon T. Kendall
                                                _______________________________
                                                  Leon T. Kendall
                                                  Director

                                CERTIFICATIONS



           I, Hugh R. Frater, certify that:

           1. I have reviewed this annual report on Form 10-K of Anthracite Capital, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                      /s/ Hugh R. Frater
                                              ___________________________
                                              Name:  Hugh R. Frater
                                              Title: President and Chief
                                                     Executive Officer

           I, Richard M. Shea, certify that:

           1. I have reviewed this annual report on Form 10-K of Anthracite Capital, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003               /s/ Richard M. Shea
                                    __________________________________
                                    Name: Richard M. Shea
                                    Title:  Chief Operating Officer and Chief
                                            Financial Officer