Form 10-Q
period 2003-03-31
ANTHRACITE CAPITAL INC
filed 2003-05-15
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from: ________ to ________

                        Commission File Number 001-13937

                            ANTHRACITE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                Maryland                                       13-3978906
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

40 East 52nd Street, New York, New York                           10022
(Address of principal executive offices)                       (Zip Code)

       (Registrant's telephone number including area code): (212) 409-3333

                                 NOT APPLICABLE
 (Former name, former address, and for new fiscal year; if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes  _X_    No ___
                             (2) Yes  _X_    No ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             (1) Yes  _X_    No ___

         As of May 13, 2003, 47,813,550 shares of common stock ($.001 par value per share) were outstanding.

                            ANTHRACITE CAPITAL, INC.,
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                              Page

Item 1.       Interim Financial Statements........................................................................4

              Consolidated Statements of Financial Condition
              At March 31, 2003 (Unaudited) and December 31, 2002.................................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2003 and 2002..................................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Three Months Ended March 31, 2003...........................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2003 and 2002..................................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................34

Item 4.       Controls and Procedures............................................................................39

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................40

Item 2.       Changes in Securities and Use of Proceeds..........................................................40

Item 3.       Defaults Upon Senior Securities....................................................................40

Item 4.       Submission of Matters to a Vote of Security Holders................................................40

Item 5.       Other Information..................................................................................40

Item 6.       Exhibits and Reports on Form 8-K...................................................................40

SIGNATURES    ...................................................................................................41

CAUTIONARY STATEMENT REGARDING FORWARD-WORKING STATEMENTS

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

Part I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                               Anthracite Capital, Inc. and Subsidiaries
                                            Consolidated Statements of Financial Condition
                                                 (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2003             December 31, 2002
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $  21,210                    $  24,698
Restricted cash equivalents                                                                  62,661                       84,485
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities (CMBS)              $ 661,515                   $ 602,706
     Investment grade securities                                            1,400,377                     370,356
                                                                        --------------              --------------
Total securities available for sale                                                       2,061,892                      973,062
Securities held for trading, at fair value                                                  461,386                    1,427,733
Commercial mortgage loans, net                                                               57,742                       65,664
Investments in real estate joint ventures                                                     7,778                        8,265
Equity investment in Carbon Capital, Inc.                                                    17,755                       14,997
Receivable for investments sold                                                             252,241                            -
Other assets                                                                                 39,323                       40,447
                                                                                      --------------              ---------------
     Total Assets                                                                        $2,981,988                   $2,639,351
                                                                                      ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations                                          $684,684                   $ 684,590
    Secured by pledge of subordinated CMBS                                     54,565                       7,295
    Secured by pledge of other securities available for sale
      and restricted cash equivalents                                       1,050,020                      98,439
    Secured by pledge of securities held for trading                          348,319                   1,355,333
    Secured by pledge of investments in real estate joint ventures                937                       1,337
    Secured by pledge of commercial mortgage loans                             14,667                      14,667
                                                                        --------------              --------------
Total borrowings                                                                         $2,153,192                   $2,161,661
Payable for investments purchased                                                           356,859                          524
Distributions payable                                                                        16,706                       16,589
Other liabilities                                                                            57,191                       54,361
                                                                                      --------------              ---------------
     Total Liabilities                                                                   $2,583,948                   $2,233,135
                                                                                      --------------              ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 47,731 shares issued and outstanding in March 31, 2003; and
     47,398 shares issued and outstanding in December 31, 2002                                   48                           47
10% Series B preferred stock, liquidation preference $47,817                                 36,379                       36,379
Additional paid-in capital                                                                  518,597                      515,180
Distributions in excess of earnings                                                        (32,366)                     (24,161)
Accumulated other comprehensive loss                                                      (124,618)                    (121,229)
                                                                                      --------------              ---------------
      Total Stockholders' Equity                                                            398,040                      406,216
                                                                                      --------------              ---------------
      Total Liabilities and Stockholders' Equity                                         $2,981,988                   $2,639,351
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

                                                       Anthracite Capital, Inc.
                                           Consolidated Statements of Operations (Unaudited)
                                                 (in thousands, except per share data)

                                                                         For the Three     For the Three
                                                                         Months Ended      Months Ended
                                                                        March 31, 2003    March 31, 2002
                                                                       ------------------------------------
Income:
    Interest from securities                                                     $24,652           $28,679
    Interest from commercial mortgage loans                                        1,185             3,619
    Interest from trading securities                                              15,831             6,288
    Earnings from real estate joint ventures                                         236               261
    Earnings from equity investment                                                  743               185
    Interest from cash and cash equivalents                                          176               319
                                                                       ------------------------------------
        Total income                                                              42,823            39,351
                                                                       ------------------------------------

Expenses:
    Interest                                                                      15,504             8,032
    Interest-trading securities                                                    4,201             3,608
    Management and incentive fee                                                   2,577             5,407
    Other expenses - net                                                             582               576
                                                                       ------------------------------------
        Total expenses                                                            22,864            17,623
                                                                       ------------------------------------

Other gain (losses):
Gain (loss) on sale of securities available for sale                                 142           (4,079)
Gain (loss) on securities held for trading                                      (10,404)             4,014
Foreign currency gain (loss)                                                           -             (247)
                                                                       ------------------------------------
       Total other gain (loss)                                                  (10,262)             (312)
                                                                       ------------------------------------

Income before cumulative transition adjustment                                     9,697            21,416
                                                                       ------------------------------------

Cumulative transition adjustment - SFAS 142                                            -             6,327
                                                                       ------------------------------------

Net Income                                                                         9,697            27,743
                                                                       ------------------------------------

Dividends on preferred stock                                                       1,195             1,389
                                                                       ------------------------------------

Net Income available to common stockholders                                       $8,502           $26,354
                                                                       ====================================

Net income per common share, basic:
    Income before cumulative transition adjustment                                 $0.18             $0.44
    Cumulative transition adjustment - SFAS 142                                        -              0.14
                                                                       ------------------------------------
      Net income
                                                                                   $0.18             $0.58
                                                                       ====================================

Net income per common share, diluted:
      Income before cumulative transition adjustment                               $0.18             $0.44
      Cumulative transition adjustment - SFAS 142                                      -              0.14
                                                                       ------------------------------------
      Net income
                                                                                   $0.18             $0.58
                                                                       ====================================

Weighted average number of shares outstanding:
    Basic                                                                         47,592            45,654
    Diluted                                                                       47,622            45,731

The accompanying notes are an integral part of these financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2003
(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Series                              Accumulated
                                         Common       B     Additional  Distributions     Other                          Total
                                         Stock,   Preferred   Paid-In     In Excess   Comprehensive   Comprehensive  Stockholders'
                                        Par Value   Stock     Capital    Of Earnings       Loss           Income         Equity

Balance at January 1, 2003                  $47   $36,379    $515,180     $(24,161)      $(121,229)                        $406,216



Net income                                                                   9,697                          $9,697            9,697




Unrealized loss on cash flow hedges                                                         (2,306)         (2,306)          (2,306)


Reclassification adjustments from cash
flow hedges included in net income                                                           1,869           1,869            1,869


Change in net unrealized gain (loss) on                                                     (2,952)         (2,952)          (2,952)
securities available for sale, net of
reclassification adjustment
                                                                                                    ----------------
Other Comprehensive loss                                                                                    (3,389)



Comprehensive Income                                                                                        $6,308
                                                                                                   ================



Dividends declared-common stock                                            (16,707)                                         (16,707)



Dividends on preferred stock                                                (1,195)                                          (1,195)



Issuance of common stock                      1                 3,417                                                         3,418
-----------------------------------------------------------------------------------------------------------------------------------


Balance at March 31, 2003                   $48   $36,379    $518,597     $(32,366)     $(124,618)                         $398,040
                                       ============================================================================================





Disclosure of reclassification
adjustment:


Unrealized holding loss
                                                                                                               $(3,094)

Reclassification for realized gains
previously recorded as unrealized                                                                                   142
                                                                                                        ----------------
                                                                                                               $(2,952)
                                                                                                        ================

The accompanying notes are an integral part of these financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Three           For the Three
                                                                                     Months Ended        Months Ended March
                                                                                    March 31, 2003             31, 2002

Cash flows from operating activities:

     Net income                                                                            $9,697                $27,743

Adjustments to reconcile net income to net cash provided by operating activities:

        Net sale (purchase) of trading securities                                         387,278               (13,170)

        Net loss on sale of securities                                                     10,262                     65

        Cumulative transition adjustment                                                        -                (6,327)

        (Discount accretion), premium amortization, net                                   (8,758)                  3,932

        Non-cash portion of net foreign currency loss                                           -                     82

        Distributions from joint ventures in excess of earnings                               487                     87

        Decrease (Increase) in other assets                                                 1,578                (3,251)

        Increase (Decrease) in other liabilities                                            2,830                (8,947)

                                                                           -----------------------  ---------------------
Net cash provided by operating activities                                                 403,374                    214

                                                                           -----------------------  ---------------------
Cash flows from investing activities:

     Purchase of securities available for sale                                          (447,774)              (224,144)

     Repayments received from commercial mortgage loans                                     7,923                    865

     Decrease in restricted cash equivalents                                               21,824                  2,261

     Principal payments received on securities available for sale                          37,212                 62,491

     Investment in Carbon Capital, Inc.                                                   (2,950)                      -

     Proceeds from sales of securities available for sale                                       -                354,187

     Net payments from hedging securities                                                   (262)                (2,069)

                                                                           -----------------------  ---------------------
Net cash (used in) provided by investing activities                                     (384,027)                193,591

                                                                           -----------------------  ---------------------
Cash flows from financing activities:

     Net decrease in borrowings                                                           (8,469)              (207,396)

     Proceeds from issuance of common stock, net of offering costs                          3,418                  7,351

     Dividends paid on common stock                                                      (16,589)               (15,859)

     Interest paid on preferred stock                                                     (1,195)                (1,389)

                                                                           -----------------------  ---------------------
Net cash used in financing activities                                                    (22,835)              (217,293)
                                                                           -----------------------  ---------------------
Net decrease in cash and cash equivalents                                                 (3,488)               (23,488)

Cash and cash equivalents, beginning of period                                             24,698                 43,071

                                                                           -----------------------  ---------------------
Cash and cash equivalents, end of period                                                  $21,210                $19,583

                                                                           =======================  =====================
Supplemental disclosure of cash flow information:
     Interest paid                                                                        $15,231                $19,449
                                                                           =======================  =====================
Investments purchased not settled                                                        $252,241               $451,976
                                                                           =======================  =====================
Investments sold not settled                                                             $356,859               $297,129
                                                                           =======================  =====================

The accompanying notes are an integral part of these financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per shares and share data)

Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's business focuses on (i) originating high yield commercial real estate loans, (ii) investing in below investment grade commercial mortgage backed securities ("CMBS") where the Company has the right to control the foreclosure/workout process on the underlying loans, and (iii) acquiring investment grade real estate related securities as a liquidity diversification.

The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for 2002 filed with the Securities and Exchange Commission.

In the opinion of the Company's management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals (except for the cumulative transition adjustment for SFAS 142 in the first quarter of 2002 - see Note 2 to the consolidated financial statements), necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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


Note 2         ACCOUNTING CHANGE - BUSINESS COMBINATIONS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, ''Business Combinations,'' and No. 142, ''Goodwill and Other Intangible Assets'' (''SFAS 142''). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company in the first quarter of 2002. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Note 3        NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

                                                                                        For the Three        For the Three
                                                                                        Months Ended          Months Ended
                                                                                       March 31, 2003        March 31, 2002
Numerator:

Net Income available to common stockholders before cumulative transition
      adjustment                                                                                  $8,502              $20,027
       Cumulative transition adjustment                                                                -                6,327
                                                                                     --------------------  -------------------
       Numerator for basic earnings per share                                                      8,502               26,354
Effect of 10.5% series A senior cumulative redeemable preferred stock                                  -                    -
                                                                                     --------------------  -------------------
Numerator for diluted earnings per share                                                          $8,052              $26,354
                                                                                     ====================  ===================

Denominator:
Denominator for basic earnings per share--weighted average common shares
             outstanding                                                                          47,592               45,654
Effect of 10.5% series A senior cumulative redeemable preferred stock                                  -                   30
Dilutive effect of stock options                                                                      30                   47
                                                                                     --------------------  -------------------
Denominator for diluted earnings per share--weighted average common shares
      outstanding and common share equivalents outstanding                                        47,622               45,731
                                                                                     ====================  ===================

Basic net income per weighted average common share:
Income before cumulative transition adjustment                                                     $0.18                $0.44
Cumulative transition adjustment - SFAS 142                                                            -                 0.14
                                                                                     --------------------  -------------------
Net income                                                                                         $0.18                $0.58
                                                                                     ====================  ===================

Diluted net income per weighted average common share and common share equivalents:
Income before cumulative transition adjustment                                                     $0.18                $0.44
Cumulative transition adjustment - SFAS 142                                                            -                 0.14
                                                                                     --------------------  -------------------
Net income                                                                                         $0.18                $0.58
                                                                                     ====================  ===================

Note 4        SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of March 31, 2003 are summarized as follows:

                                                                                  Gross            Gross          Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                     Security Description                          Cost           Gain             Loss            Value
  ----------------------------------------------------------- --------------- ---------------- --------------- -----------------
  Commercial mortgage-backed securities ("CMBS"):
  CMBS IOs                                                          $ 40,858         $  1,377  $        (484)          $ 41,751
  Investment grade CMBS                                               49,895            5,364               -            55,259
  Non-investment grade rated subordinated securities                 688,685           18,576        (72,342)           634,919
  Non-rated subordinated securities                                   39,783            2,584        (15,771)            26,596
  Credit tenant lease                                                  9,025                -            (69)             8,956
  Investment grade REIT debt                                         174,431           13,696            (20)           188,107
                                                              --------------- ---------------- --------------- -----------------
       Total CMBS                                                  1,002,677           41,597        (88,686)           955,588
                                                              --------------- ---------------- --------------- -----------------

  Single-family residential mortgage-backed securities ("RMBS"):
  Agency adjustable rate securities                                   38,021              450           (160)            38,311
  Agency fixed rate securities                                     1,034,436           10,468           (184)         1,044,720
  Residential CMOs                                                    10,404              254               -            10,658
  Hybrid Arms                                                         12,485              130               -            12,615
                                                              --------------- ---------------- --------------- -----------------
       Total RMBS                                                  1,095,346           11,302           (344)         1,106,304
                                                              --------------- ---------------- --------------- -----------------

  Total securities available for sale                            $ 2,098,023         $ 52,899      $ (89,030)       $ 2,061,892
                                                              =============== ================ =============== =================

On March 31, 2003, $1,037,519 of RMBS securities classified as trading securities were reclassified as available for sale securities. The reclassification was based on the Company's intent with respect to these securities with the principle objective of generating returns from other than short-term pricing differences.

As of March 31, 2003, an aggregate of $1,906,391 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

As of March 31, 2003, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 9.8% per annum. The anticipated reported yield of the Company's investment grade securities available for sale was 5.1%. The Company's reported yields on its subordinated CMBS and investment grade securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of March 31, 2003:


     ----------------------------------------------------------------- ----------------------------------------------
                                                                               March 31, 2003
     ----------------------------------------------------------------- ----------------------------------------------
                                                                                   Number              % of
                                                        Principal                 of Loans           Collateral
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 30 days to 60 days                      $  31,540                      5                0.30%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 60 days to 90 days                         31,994                      4                0.30
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 90 days or more                           124,811                     21                1.19
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Real estate owned ("REO")                           23,530                      6                0.22
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total delinquent                                   211,875                     36                2.01
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total principal balance                        $10,529,266                  2,043
     ------------------------------------------ ---------------------- ---------------------- -----------------------

To the extent that the Company's expectation of realized losses on individual loans supporting the CMBS, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected reported yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, and write the investment down to its fair value. While realized losses on individual loans may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and reported yields are appropriate on all investments.


Note 5        SECURITIES HELD FOR TRADING

Securities held for trading reflect short-term trading strategies, which the Company employs from time to time, designed to generate economic and taxable gains based on short-term difference in pricing. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities.

The Company's securities held for trading are carried at estimated fair value. At March 31, 2003, the Company's securities held for trading consisted of FNMA Mortgage Pools with an estimated fair value of $358,976, and a forward commitment with an estimated fair value of $102,410. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.

For the three months ended March 31, 2003, losses on securities held for trading in the consolidated statements of operations of $10,404 are largely attributable to hedging the Company's sensitivity to long-term interest rates. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates. The sale of five-year futures on U.S. Treasury notes to reduce the Company's exposure to intermediate rates resulted in realized losses since market value changes in those hedging investments must be marked-to-market though the income statement. The value of these investments was negatively affected as the five-year US Treasury went up in price (therefore reducing the value of the hedged position) during the quarter.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 6        COMMON STOCK

On March 6, 2003, the Company declared dividends to its common stockholders of $0.35 per share, which were paid on April 30, 2003 to stockholders of record on March 31, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

For the three months ended March 31, 2003, the Company issued 333,328 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $3,517. For the three months ended March 31, 2002, the Company issued 519,303 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,661.

In March 2002, the remaining 10,000 shares of Series A Preferred Stock were converted to 34,427 shares of Common Stock at a price of $7.26 per share in accordance with the terms of the Series A Preferred Stock.


Note 7        TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes:
(i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of March 31, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

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

The Company incurred $2,577 and $2,219 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2003 and 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $6 and $5 for certain expenses incurred on behalf of the Company during the three months ended March 31, 2003 and 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee paid to the Manager was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. This revision saved the Company $1,448 of incentive fee for the three months ended March 31, 2002. The Company incurred $3,188 in incentive fees for the three months ended March 31, 2002. There was no incentive fee due to the Manager for the three months ended March 31, 2003.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2003 and 2002, the Company paid administration fees of $43 and $43, respectively.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On March 31, 2003, the Company owned 18.8% of the outstanding shares in Carbon. The Company's remaining commitment at March 31, 2003 and December 31, 2002 was $32,436 and $35,116, respectively. On February 6, 2003, the Company funded a capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2003, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.


Note 8         BORROWINGS

Certain information with respect to the Company's collateralized borrowings at March 31, 2003 is summarized as follows:


                                   Lines of             Reverse                                          Total
                                  Credit and          Repurchase           Collateralized           Collateralized
                                  Term Loans          Agreements          Debt Obligations            Borrowings
                                 ------------------ --------------------- ---------------------- ---------------------------
Outstanding borrowings                $18,789            $1,449,719               $684,684                  $2,153,192
Weighted average
    borrowing rate                      2.99%                 1.31%                  6.60%                       3.01%
Weighted average
    remaining maturity               441 days               21 days             3,308 days                  1,070 days
Estimated fair value of
    assets pledged                    $50,438            $1,587,499               $754,514                  $2,392,451

As of March 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                                      Lines of          Reverse                                            Total
                                   Credit and Term    Repurchase           Collateralized Debt         Collateralized
                                        Loans         Agreements               Obligations               Borrowings
                                 ------------------ --------------------- --------------------------- ----------------------
Within 30 days                          $   -            $1,449,719                      $    -             $1,449,719
31 to 59 days                               -                     -                           -                      -
Over 60 days                           18,789                     -                     684,684                703,473
                                 ================== ===================== =========================== ======================

                                      $18,789            $1,449,719                    $684,684             $2,153,192
                                 ================== ===================== =========================== ======================

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


Note 9      DERIVATIVE INSTRUMENTS

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

As of March 31, 2003, the Company had interest rate swaps with notional amounts aggregating $1,177,826 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $45,235 asset included in other assets on the consolidated statements of financial condition. For the three months ended March 31, 2003, the net change in the fair value of the interest rate swaps was a decrease of $2,568, of which $262 was deemed ineffective and is included as an increase of interest expense and $2,306 was recorded as a reduction of OCI. As of March 31, 2003, the $1,177,826 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 5.31 years.

As of March 31, 2003, the Company had interest rate swaps with notional amounts aggregating $651,545 designated as trading derivatives. Their aggregate fair value at March 31, 2003 of $4,408 is included in trading securities on the consolidated statements of financial condition. For the three months ended March 31, 2003, the change in fair value for these trading derivatives was a decrease of $1,473 and is included as an addition to loss on securities held for trading in the consolidated statements of operations. As of March 31, 2003, the $651,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 3.68 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At March 31, 2003 and 2002, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $15,610 and $680, respectively.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At March 31, 2003, the Company had outstanding short positions of 137 ten-year U.S. Treasury Note future contracts and 3,059 five-year U.S. Treasury Note future contracts expiring in June 2003, which represented $13,700 and $305,900 in face amount of U.S. Treasury Notes, respectively. The estimated fair value of these contracts was approximately $(362,834) at March 31, 2003, and the change in fair value related to these contracts is included as a component of loss on securities held for trading in the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts.

I.       General

The Company's primary long-term objective is to distribute consistent dividends supported by GAAP earnings. Over the long term, earnings are primarily maintained by consistent credit performance on the Company's investments, stability of the Company's liability structure and reinvestment rates. In 2002, the Company established a strong long-term secured debt issuance platform through two collateralized debt obligation ("CDO") offerings. These transactions effectively match funded a significant part of the Company's long-term credit sensitive CMBS and REIT portfolios at attractive terms. In 2003, the Company expects to redeploy capital raised from these transactions combined with additional equity capital raised from the Company's common stock issuance program. The current low interest rate environment adds a significant challenge to accreting per share earnings, since portfolio cash flows must be reinvested at lower than historical rates. However, issuing stock at a premium and locking in attractive spreads with additional CDO offerings can lead to the accretion of both earnings and book value per share as well as to increase diversification of credit exposure.

Economic activity in the United States continues to point towards slow recovery at best. During the first quarter, low interest rates and rallying stock markets triggered a massive demand for high yield corporate credits causing the high yield market to return 7.6% for the three months ended March 31, 2003. This phenomenon was not replicated in the high yield commercial real estate markets. Management attributes this to high barriers to entry in these markets and believes this represents an opportunity for the Company to continue deploying capital in this sector.

The Company continues to maintain a positive, though controlled exposure to both long and short-term rates through its active hedging strategies. The Company also will continue to seek out the best long-term matched financing solutions to lock in attractive spreads on the Company's commercial real estate securities portfolio.

The Company establishes its dividend by analyzing the long-term sustainability of net income given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates, realized gains and losses and projected hedging costs. These factors are generally beyond the Company's control so there is no certainty that dividends will remain at current levels. During the first quarter of 2003, the Board of Directors declared a dividend of $0.35 per share to stockholders of record on March 31,2003, which was paid on April 30, 2003. This represents the sixth consecutive quarterly $0.35 dividend distribution. Since inception in March 1998, the Company has paid $200,229 in dividends.

For the quarter ended March 31, 2003, the Company recorded $0.18 of GAAP earnings per share. For the quarter ended March 31, 2002, the Company recorded $0.58 of GAAP earnings per share, which included $0.14 per share as a cumulative transition adjustment under the implementation of SFAS 142.

The Company's investment activities encompass three distinct lines of business:
1)       Commercial Real Estate Securities

2)       Commercial Real Estate Loans
3)       Residential Mortgage Backed Securities

The Company believes that these three investment activities represent an integrated strategy where each line of business supports the others and creates value over and above operating each line in isolation. The commercial real estate securities portfolio represents broad exposure to commercial real estate lending and provides diversification and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten year weighted average life). These securities can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time (typically, a three to five year weighted average life) through investments in loans secured by specific property types in specific regions. The RMBS portfolio is a highly liquid portfolio that supports the liquidity needs of the Company while typically earning attractive returns after hedging costs relative to other liquid investments. The Company believes the risks of these portfolios are not always highly correlated and thus can serve to provide stable earnings over long periods of time.

The following table illustrates the change in the mix of the Company's three investment activities:

                                                     Carrying Value as of
                                          March 31, 2003       December 31, 2002
                                           Amount        %       Amount        %
                                        ---------------------------------------------
Commercial real estate securities           $ 955,588    37.0%    $ 894,345    36.1%
Commercial real estate loans(1)                65,520     2.5        73,929     3.0
Residential mortgage backed securities      1,567,690    60.5     1,506,450    60.9
                                        ---------------------------------------------

Total                                      $2,588,798   100.0%   $2,474,724   100.0%
                                        ---------------------------------------------

(1) Includes real estate joint ventures

Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade REIT debt. During the quarter ended March 31, 2003, the Company increased total assets in this sector by 7% from $894,345 to $955,588.

Included in the Company's December 10, 2002 collateralized debt obligation ("CDO II") was a ramp facility that will be utilized to fund the purchase of $50,000 of par of below investment grade CMBS by September 30, 2003. The increase in commercial real estate securities for the quarter includes $30,000 of par of CMBS that was contributed to the ramp facility. At March 31, 2003, the balance of the ramp facility permits another $20,000 of par to be contributed to CDO II.

The CMBS added includes $47,804 par of 2003 vintage CMBS rated BB- thru a nonrated tranche where the Company has the right to direct foreclosure on $1,006,389 of underlying loans. The loss adjusted yield of the controlling class (CMBS rated BB- and lower) CMBS acquired during the first quarter is estimated to be 11.23%. In computing the loss adjusted yields the Company assumed 2.30% of the principal of the underlying loans would result in losses over a weighted average of 8.6 years. The yield of these CMBS assuming there would not be any losses is 16.44%. This is the eighth controlling class trust the Company acquired since its inception.

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities included in the two CDOs as of March 31, 2003:

                                       Par        Fair Market   Dollar Price   Adjusted   Dollar Price  Loss Adjusted
                                                     Value                  Purchase Price                  Yield
                                 ----------------------------------------------------------------------------------------
Investment grade CMBS                    $47,730         $51,914      108.77       $46,674       97.79              7.6%
Investment grade REIT debt               171,545         188,107      109.65       174,431      101.68              6.5%
CMBS rated BB+ to B                      610,264         483,739       79.27       495,625       81.21              9.2%
Whole Loans                                9,032           8,956       99.16         9,025       99.92              6.1%
                                 ----------------------------------------------------------------------------------------
Total                                   $838,571        $732,716       87.38      $725,755       86.55             8.43%

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the two CDOs as of March 31, 2003:

                                              Fair Market                     Adjusted                  Loss Adjusted
                                  Par            Value         Dollar Price Purchase Price  Dollar Price     Yield
                            -----------------------------------------------------------------------------------------
CMBS rated BB+ to B                $ 126,567         $89,994       71.10      $104,653       82.69              8.7%
CMBS rated B- or lower               298,456          87,783       29.41       128,190       42.95             12.6%
CMBS IOs                             915,068          41,750        4.56        40,858        4.47              9.5%
Whole Loans                            4,000           3,345       83.62         3,221       80.53              7.0%
                            -----------------------------------------------------------------------------------------
Total                             $1,344,091        $222,872       16.58      $276,922       20.60            10.60%


Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investment activity into two portfolios: the eight trusts ("Controlling Class CMBS"), in which the Company is in the first loss position, and other below investment grade CMBS. The distinction between the two is in the controlling class rights. Controlling class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. Other below investment grade CMBS have no rights to control the workout and/or disposition of underlying loan defaults, however they are not the first to absorb losses in the underlying pools.

At March 31, 2003, the total par of the Company's other below investment grade CMBS was $261,157; the total credit protection, or subordination level, of this portfolio is 6.33%. The total par of the Company's Controlling Class CMBS at March 31, 2003 was $774,130 and the total par of the loans underlying these securities was $10,529,266. The non-rated security is the first to absorb underlying loan losses until its par is completely written off. The coupon payment on the non-rated security can also be reduced for special servicer fees charged to the trust. The next highest rated security in the structure will then generally be downgraded to non-rated and becomes the first to absorb losses and expenses from that point on.

The Company's investment in its Controlling Class CMBS by credit rating category at March 31, 2003 is as follows:

                                Fair Market   Dollar       Adjusted       Dollar    Subordination
                       Par         Value       Price    Purchase Price     Price        Level
                  ----------------------------------------------------------------------------------
BB+                     $80,286      $69,341      86.37          $68,518      85.34     7.90%
BB                       88,266       74,133      83.99           74,730      84.66     6.22%
BB-                      92,520       65,863      71.19           73,947      79.92     5.35%
B+                       39,877       26,216      65.74           27,818      69.76     3.59%
B                       174,725      104,194      59.63          129,331      74.02     3.31%
B-                       92,263       42,024      45.55           56,671      61.42     2.25%
CCC                      79,212       19,163      24.19           31,736      40.06     1.41%
NR                      126,981       26,560      20.92           39,783      31.33      n/a
                  ----------------------------------------------------------------------------------
Total                  $774,130     $427,494      55.22         $502,534      64.92

The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2002 is as follows:

                                Fair Market   Dollar       Adjusted       Dollar    Subordination
                       Par         Value       Price    Purchase Price     Price        Level
                  ----------------------------------------------------------------------------------
BB+                     $65,159      $56,543      86.78          $56,181      86.22     8.26%
BB                       58,170       48,674      83.68           48,560      83.48     6.73%
BB-                      84,972       59,415      69.92           68,623      80.76     5.48%
B+                       32,329       21,533      66.61           23,173      71.68     3.72%
B                       168,435       99,815      59.26          125,197      74.33     3.35%
B-                       87,231       40,335      46.24           53,415      61.23     2.32%
CCC                      70,407       17,715      25.16           28,942      41.11     1.46%
NR                      123,349       25,335      20.54           34,171      27.70      n/a
                  ----------------------------------------------------------------------------------
Total                  $690,052     $369,365      53.53         $438,262      63.51


During the first quarter of 2003, total par writedowns in the CMBS Controlling Class portfolio were $10,469. This reduces the total par of the non-rated securities by 2% and permanently reduces future cashflows. When the principal of loans is written off, the trust must also pay the expense of loan workouts and foreclosures, including special servicer fees. The effect of these cashflow reductions is reflected in the market value of these securities which declined by $4,302 during the quarter causing a reduction in Company book value. Further delinquencies and losses in the underlying loan portfolios may cause shortfalls to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a significant write down of the adjusted purchase price through the income statement in accordance with accounting standard EITF 99-20.

During the first quarter of 2003, the underlying loans were paid down by $39,363. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that 1.95% of the remaining current aggregate loan balance will not be recoverable. This represents an increase from 1.88% as of December 31, 2002 to include the new Controlling Class CMBS transaction acquired on

March 14, 2003. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 39.0% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. The following table shows the total amount of collateral outstanding on March 31, 2003 for each vintage year of Controlling Class securities owned by the Company along with losses assumed.

                                                                       Weighted Avg.         Losses
                                                                     Remaining Life of   Recognized as %
                              Total Collateral    Losses Assumed          Losses            of Total
                             -----------------------------------------------------------------------------
                         1998      $  7,870,911           $ 137,891        6.93                17.8%

                         1999           733,347              18,950        5.04                -0.2%

                         2001           918,619              23,797        6.54                 0.0%

                         2003         1,006,389              24,348        7.89                 0.0%
                             -----------------------------------------------------------------------------
                  Total            $ 10,529,266           $ 204,986        6.85                11.9%
                             =============================================================================

As additional Controlling Class CMBS are added, the Company has been increasing the loss assumptions to take into account slower economic activity. Additionally, the Company plans to perform a detailed re-underwriting for a significant amount of the collateral from its 1998 vintage CMBS over the next 18 months. Upon completion, the Company may determine that its reported yields and book values need to be adjusted. The result of assuming greater losses, if that were the conclusion, would be an other than temporary writedown of CMBS to their market value which would include the realization of the amounts currently carried as unrealized losses on the Company's consolidated statements of financial condition. The Company feels this approach provides the appropriate discipline to maintain steady earnings over the long-term from this portfolio.

See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company feels require close monitoring.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant measure of credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001 and 2003. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of March 31, 2003 are shown in the table below:

   Vintage Year    Underlying      Delinquencies      Lehman Conduit Guide
                   Collateral       Outstanding
   ----------------------------------------------------------------------------

      1998             $7,870,911            2.55%                     2.21%
      1999                733,347            1.51%                     1.67%
      2001                918,619            0.00%                     0.76%
      2003              1,006,389            0.00%                     0.00%
               ----------------------------------------------------------------
      Total           $10,529,266            2.01%  *                  1.44% *

* Weighted average based on respective collateral

Morgan Stanley also tracks CMBS loan delinquencies for specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2003, the Morgan Stanley index indicated that delinquencies on 210 securitizations was 2.12%, and as of December 31, 2002, this same index indicated that delinquencies on 204 securitizations was 2.01%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 36 delinquent loans shown on the chart in Note 4 of the consolidated financial statements, one was delinquent due to technical reasons, six were REO and being marketed for sale, four were in foreclosure, and the remaining 25 loans were in some form of workout negotiations. Aggregate realized losses of $14,277 were realized in the first quarter of 2003. This brings cumulative net losses realized to $23,426, which is 11.4% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages. Special servicer expenses are also expected to increase as portfolios mature and US economic activity remains weak.

The five transactions acquired in 1998 contributed 35 of the 36 delinquent loans. Of those five, the CMAC 1998 C2 transaction represents eleven delinquent loans with total par of $103,440. At March 31, 2003, this transaction incurred principal reductions of $6,700 which reduces the par and the future cash flows of the non rated class M security. The reduction represents 15% of the original class M principal balance. Furthermore, prior cash flow interruptions due to losses and delinquencies resulted in schedule payment shortfalls to the classes senior to the class M security in the amount of $2,437. This prevents the class M from receiving further cash flows until this shortfall has been paid in full. The Company has determined that cash flows may not resume for a significant period of time depending on future performance on the underlying loans. The fair market value of this security is currently carried at a dollar price of 33.1 to reflect the uncertainty of the cash flows. If underlying loan performance deteriorates, the Company may have to write this security down to its market value through the income statement in accordance with accounting standard EITF 99-20. The current unrealized loss on this security is $8,476.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of March 31, 2003 and December 31, 2002 is as follows:

                             3/31/03 Exposure          12/31/02 Exposure
     -------------------------------------------------------------------------
     Property Type        Loan Balance  % of Total  Loan Balance   % of Total
     -------------------------------------------------------------------------
     Multifamily             $3,577,849      34.0%      $3,302,387      34.4%
     Retail                   3,021,956       28.7       2,704,952       28.1
     Office                   2,145,019       20.4       1,809,519       18.8
     Lodging                    819,927        7.8         834,854        8.7
     Industrial                 594,293        5.6         589,044        6.1
     Healthcare                 344,305        3.3         346,298        3.6
     Parking                     25,917        0.2          29,743        0.3
                         -----------------------------------------------------
     Total                  $10,529,266        100%     $9,616,797       100%
                         =====================================================

As of March 31, 2003, the fair market value of the Company's holdings of CMBS is $66,953 lower than the adjusted cost for these securities. This decline in the value of the investment portfolio represents market valuation changes and is not due to actual credit experience or credit expectations. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of March 31, 2003 represents approximately 65% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of March 31, 2003 represents approximately 55% of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced for each class of security in a transaction are not greater than the credit losses assumed in the purchase analysis of those individual securities. As of March 31, 2003, the Company believes there has been no material deterioration in the credit quality of its portfolio below original expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities.

The Company's GAAP income for its CMBS securities is computed based upon a yield which assumes credit losses. The yield to compute the Company's taxable income does not assume the occurrence of credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years ended December 31, 1998 through the three months ended March 31, 2003, the Company's GAAP income accrued on its CMBS assets was approximately $21,634 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. There are no delinquencies in the Company's commercial real estate loan portfolio which is relatively small and heterogeneous. The Company has determined it is not necessary to establish a loan loss reserve for this portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of March 31, 2003 and December 31, 2002:

                                             March 31, 2003                   December 31, 2002
                                    --------------------------------- ---------------------------------
                                                           Weighted                          Weighted
                                                           Average                           Average
                   Property Type     Loan Outstanding      Coupon       Loan Outstanding      Coupon
                   ---------------- -------------------- ------------ -------------------- ------------
                                      Amount       %                    Amount       %
                   ---------------- ---------- --------- ------------ ---------- --------- ------------
                   Office              $64,425   95.6%        9.3%       $69,431   91.4%     9.5%
                   Multifamily           2,965    4.4         3.7          3,013    4.0      3.6
                   Retail                    -      -         -            3,500    4.6      4.6
                                    ---------- --------- ------------ ---------- --------- ------------
                   Total               $67,390 100.0%         9.0%       $75,944 100.0%      9.2%
                                    ---------- --------- ------------ ---------- --------- ------------

Residential Mortgage Backed Securities

The RMBS market was extremely volatile in the first quarter as prepayments spiked to record levels and the ten-year Treasury rate increased as high as 4.15% and as low as 3.58%. However, the steep yield curve continues to provide a significant amount of income which offsets some of the volatility. The mark to market of this portfolio with its hedges is reflected in realized and unrealized gain/loss on the Company's consolidated statement of operations, and the net income is reported in the interest income and expense section of the same statements. The Company continues its policy of hedging this portfolio to maintain long-term stability of the portfolio, though short-term volatility can and does occur. The realized losses were substantially from rolling Treasury futures hedges; the Company did not liquidate any RMBS assets at a loss. The Company has significant liquidity to maintain its position over the longer term.

At the end of the third quarter in 2002, the Company reevaluated its RMBS strategy. The Company relies on hedging to protect the value of the RMBS portfolio and maintain stable levels of leverage. The Company determined it would be more favorable to rely less on futures as a hedge, which is required to be marked to market through the consolidated statement of operations, and rely more on swaps which are marked to market on the consolidated statement of financial condition. Reducing the effect of income statement volatility caused by the RMBS portfolio that is not actively traded is important to the Company. At March 31, 2003, the Company reclassified $1,037,519 market value of RMBS from held for trading to available for sale, leaving $461,386 market value of RMBS in held for trading. The securities left in held for trading are 6.0% coupon agency passthroughs hedged to a zero duration with five year futures. These securities will be sold in the short-term with the capital redeployed into commercial real estate assets. The securities reclassified as available for sale are 4% - 5.5% Agency RMBS hedged with interest rate swaps of up to ten year maturities.

A breakdown of the RMBS portfolio income performance for the quarter is as follows:

Interest Income          $20,285

Interest Expense           7,940
                   --------------
Net Interest Income       12,345
                   --------------
Realized loss             (8,672)

Unrealized loss in value  (1,731)

Net Income from RMBS      $1,942
                   ==============

II.      Results of Operations

Net income for the three months ended March 31, 2003 was $9,697 or $0.18 per share ($0.18 diluted). Net income for the three months ended March 31, 2002 was $27,743 or $0.58 per share ($0.58 diluted). The decrease in income from 2002 to 2003 is primarily due to the cumulative transition adjustment for SFAS 142 in 2002 and losses on securities classified as held for trading in 2003.

Interest Income: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                            For the Three Months Ended March 31,
                                                2003                    2002
                                       ----------------------- ------------------------
                                          Interest Interest         Income Income
                                       ----------------------- ------------------------
CMBS                                           $13,154                 $13,279
Other securities                                11,498                  15,400
Commercial mortgage loans                        1,185                   3,619
Cash and cash equivalents                          176                     319
                                       ----------------------- ------------------------
Total                                          $26,013                 $32,617
                                       ======================= ========================

In addition, the Company earned $15,831 and $6,288 in interest income from securities held for trading during the three months ended March 31, 2003 and 2002, respectively, $236 and $261 in earnings from real estate joint ventures during the three months ended March 31, 2003 and 2002, respectively, and $743 and $185 in earnings from an equity investment during the three months ended March 31, 2003, and 2002, respectively.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                                    For the Three Months Ended March 31,
                                                        2003                     2002
                                              ------------------------- ------------------------
                                                      Interest                 Interest
                                                      Expense                   Expense
                                              ------------------------- ------------------------
Reverse repurchase agreements                                  $ 5,852                  $ 8,147
Lines of credit and term loan                                      136                      695
CDO liabilities                                                  6,405                        -
                                              ========================= ========================
Total                                                          $12,393                  $ 8,842
                                              ========================= ========================

The foregoing interest expense amounts for the three months ended March 31, 2003 do not include a $262 addition to interest expense related to hedge ineffectiveness, as well as a $7,050 addition to interest expense related to swaps. The foregoing interest expense amounts for the three months ended March 31, 2002 do not include a $1,175 reduction of interest expense related to hedge ineffectiveness, as well as a $3,973 addition to interest expense related to swaps. See Note 9 in the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

                                                      For the Three Months Ended March 31,
                                                     2003                              2002
                                       --------------------------------- ---------------------------------
         Interest income                           $41,844                           $39,090
         Interest expense                          $19,433                           $12,803
         Net interest margin                          3.62%                             5.01%
         Net interest spread                          3.30%                             4.56%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,577 for the three months ended March 31, 2003 and were solely base management fees. Management fees paid to the Manager of $5,407 for the three months ended March 31, 2002 were comprised of base management fees of $2,219 and incentive fees of $3,188. Other expenses/income-net of $582 and $576 for the three months ended March 31, 2003, and 2002, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums and due diligence costs.

Other Gains (Losses): During the three months ended March 31, 2003 and 2002, the Company sold a portion of its securities available for sale for total proceeds of $0 and $354,187, respectively, resulting in a realized gain/(loss) of $142 and $(4,079), respectively. The (losses)/gains on securities held for trading were $(10,389) and $4,014 for the three months ended March 31, 2003 and 2002, respectively. The foreign currency loss of $(247) for the three months ended March 31, 2002 relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging, which was subsequently paid off in December 2002.

Dividends Declared: On March 6, 2003, the Company declared distributions to its stockholders of $.35 per share, which was paid on April 30, 2003 to stockholders of record on March 31, 2003.

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at March 31, 2003 and December 31, 2002:


                                                     March 31, 2003                      December 31,
                                                        Estimated                      2002 Estimated
                                                          Fair                             Fair
                Security Description                      Value         Percentage         Value          Percentage
  -------------------------------------------------- ---------------- --------------- ----------------- ----------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                  $ 41,751         2.0%             $ 43,634         4.5%
  Investment grade CMBS                                       55,259         2.7                55,120         5.7
  Non-investment grade rated subordinated                    634,919        30.8               577,371        59.3
  securities
  Non-rated subordinated securities                           26,596         1.3                25,335         2.7
  Credit tenant lease                                          8,956         0.4                 9,063         0.9
  Investment grade REIT debt                                 188,107         9.1               183,822        18.9
                                                     ---------------- --------------- ----------------- ----------------
       Total CMBS                                            955,588        46.3               894,345        92.0
                                                     ---------------- --------------- ----------------- ----------------

  Single-family residential mortgage-backed securities:
  Agency adjustable rate securities                           38,311         1.9                41,299         4.2
  Agency fixed rate securities                             1,044,720        50.7                 8,833         0.9
  Residential CMOs                                            10,658         0.5                13,834         1.4
  Hybrid arms                                                 12,615         0.6                14,751         1.5
                                                     ---------------- --------------- ----------------- ----------------
       Total RMBS                                          1,106,304        53.7                78,717         8.0
                                                     ---------------- --------------- ----------------- ----------------

                                                     ---------------- --------------- ----------------- ----------------
  Total securities available for sale                     $2,061,892      100.0%              $973,062      100.0%
                                                     ================ =============== ================= ================

The increase in the CMBS and investment grade REIT debt is attributable to the attractive opportunities available to the Company to match fund these assets in its two CDOs.

Borrowings: As of March 31, 2003, the Company's debt consisted of collateralized debt obligations, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2003, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the collateralized debt obligations, lines of credit, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's collateralized borrowings:

                                                                          For the Three Months Ended
                                                                                March 31, 2003
                                                       -----------------------------------------------------------------

                                                          March 31, 2003         Maximum              Range of
                                                             Balance             Balance             Maturities
                                                       --------------------- ---------------- --------------------------
Collateralized debt obligations                                    $684,684         $684,684      8.7 to 10.4 years
Reverse repurchase agreements                                     1,449,719        1,858,434        3 to 24 days
Line of credit and term loan borrowings                              18,789           22,057       121 to 837 days
                                                       --------------------- ---------------- --------------------------

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At March 31, 2003, the Company had outstanding short positions of 3,059 five-year and 137 ten-year U.S. Treasury Note future contracts. At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of March 31, 2003 and December 31, 2002 consisted of the following:

                                                                  March 31, 2003
                                                                                           Weighted
                                                 Notional     Estimated     Unamortized     Average
                                                   Value     Fair Value        Cost     Remaining Term
                                               --------------------------------------------------------
                    Interest rate swaps           $1,179,000  $(15,580)         $0        2.18 years
                    Interest rate swaps - CDO        650,371   (34,063)          0        9.36 years
                                               --------------------------------------------------------
                    Total                         $1,829,371  $(49,643)         $0        4.73 years
                                               ========================================================


                                                                December 31, 2002
                                                                                           Weighted
                                                 Notional     Estimated     Unamortized     Average
                                                   Value     Fair Value        Cost     Remaining Term
                                               --------------------------------------------------------
                    Interest rate swaps             $489,000  $(11,948)         $0    1.79 years
                    Interest rate swaps - CDO        673,832   (33,654)          0    9.60 years
                                               --------------------------------------------------------
                    Total                         $1,162,832  $(45,602)         $0    6.31 years
                                               ========================================================

As of March 31, 2003, the Company had designated $1,177,826 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2002, the Company had designated $791,287 notional of the interest rate swap agreements as cash flow hedges.

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

To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net income would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities and preferred stock offerings, and will consider resecuritization or other achievable term funding of existing assets.

In March 2002, the Series A Preferred stockholder converted its remaining 10,000 shares of the Series A Preferred Stock into 34,427 shares of Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock.

For the quarter ended March 31, 2003, the Company issued 333,328 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $3,517.

As of March 31, 2003, $166,211 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings.

The Company's operating activities provided cash flows of $403,374 and $214 during the three months ended March 31, 2003 and 2002, respectively, primarily through sales of trading securities and net income and purchases of trading securities, respectively.

The Company's investing activities (used) provided cash flows of $(384,027) and $193,591 during the three months ended March 31, 2003 and 2002, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities used $(22,835) and $(217,293) during the three months ended March 31, 2003 and 2002, respectively, primarily from distributions on Common Stock in 2003 and reductions of the level of short-term borrowings in 2002.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date, and expects to continue to have, sufficient cash flows from its portfolio to fund distributions to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. As of March 31, 2003, the Company was in compliance with all such covenants.

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

Contingent Liability

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2003, the Installment Payment would be $9,500 payable over eight years. The Company does not accrue for this contingent liability.

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

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.39 as of March 31, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+.

The Company incurred $2,577 and $2,219 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2003 and 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $6 and $5 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2003 and 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. This revision saved the Company $1,448 of incentive fee for the three months ended March 31, 2002. The Company incurred $3,188 in incentive compensation for the three months ended March 31, 2002. The Company did not incur incentive compensation fees for the three months ended March 31, 2003.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2003 and 2002, the Company paid administration fees of $43 and $43, respectively.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon. The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. On March 31, 2003, the Company owned 18.8% of the outstanding shares in

Carbon. The Company's remaining commitment at March 31, 2003 and December 31, 2002 was $32,436 and $35,116, respectively. On February 6, 2003, the Company funded a capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

REIT Status: The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

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

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of March 31, 2003. Actual results could differ significantly from these estimates.

 Projected Percentage Change In Portfolio Net Market Value
       Given U.S. Treasury Yield Curve Movements
          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -200                        8.1%
             -100                        6.3%
             -50                         3.7%
          Base Case                        0
             +50                        (4.8)%
             +100                       (10.8)%
             +200                       (26.0)%

Projected Percentage Change In Portfolio Net Market Value
            Given Credit Spread Movements
          Change in                Projected Change in
       Credit Spreads,                  Portfolio
       +/- Basis Points             Net Market Value
------------------------------- --------------------------
             -200                         27.1%
             -100                         15.8%
             -50                          8.4%
          Base Case                         0
             +50                         (9.6)%
             +100                        (20.2)%
             +200                        (44.9)%

          Projected Percentage Change In Portfolio Net Interest Income
                              Given LIBOR Movements

                                  Projected Change in        Projected Change in
       Change in LIBOR,                Portfolio           Portfoilo Net Ineterest
       +/- Basis Points           Net Interest Income         Income per Share
------------------------------- ------------------------- --------------------------
             -100                          2.3%                     $0.04
             -50                           1.2%                     $0.02
          Base Case                        0                          0
             +50                         (1.2)%                    $(0.02)
             +100                        (2.3)%                    $(0.04)
             +200                        (4.6)%                    $(0.09)

After changes to RMBS hedging were fully implemented early in the second quarter of 2003, the Company's exposure to changes in short-term interest rates would result in a $0.045 change in net income for every 50 basis point change in LIBOR. The aggregate sensitivity to short-term rates has not changed year over year. However, as detailed above, a significant portion of the Company's illiquid credit sensitive CMBS was match funded in 2002 with no short-term rate risk. As of March 31, 2003 the majority of the Company's short-term rate exposure was concentrated in the highly liquid RMBS portfolio which can be adjusted quickly to react to changes in short-term rates.

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

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B- rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the key assumption. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding the more interest coupon the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed there is less opportunity to receive interest coupon therefore a lower or possibly negative return may result. Additional losses occurring due to greater severity will not have a significant effect as all principal is already assumed to be non-recoverable.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses would reduce GAAP income going forward by approximately $0.21 per share of common stock per annum and cause a significant write down at the time the loss assumption is changed The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.60 to $0.80 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The total adjusted purchase price of Controlling Class CMBS at March 31, 2003 was $10.53 per share. The amount of adjusted purchase price that is not match funded in a CDO is $4.84 per share. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders.

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

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

At March 31, 2003 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Amended and Restated Investment Advisory Agreement, dated as of March 27, 2003, between the Registrant and BlackRock Financial Management, Inc.

99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 25, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's earnings for the quarter and full year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            ANTHRACITE CAPITAL, INC.



Dated:  May 15, 2003        By: /s/ Hugh R. Frater
                                ____________________
                                Name: Hugh R. Frater
                                Title: President and Chief Executive Officer
                                (authorized officer of registrant)




Dated:  May 15, 2003        By: /s/ Richard M. Shea
                                _________________________
                                    Name: Richard M. Shea
                                    Title: Chief Operating Officer and Chief
                                    Financial Officer

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

Dated:  May 15, 2003        By: /s/ Hugh R. Frater
                                ____________________
                                Name: Hugh R. Frater
                                Title: President and Chief Executive Officer
                                (authorized officer of registrant)

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

Dated:  May 15, 2003        By: /s/ Richard M. Shea
                                _________________________
                                    Name: Richard M. Shea
                                    Title: Chief Operating Officer and Chief
                                    Financial Officer