Form 10-Q
period 2003-06-30
ANTHRACITE CAPITAL INC
filed 2003-08-14
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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


                                NOT APPLICABLE
                                --------------
            (Former name, former address, and for new fiscal year;
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)   Yes X        No
                                 -           --

                       (2)   Yes X        No
                                 -           --

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       (1)   Yes X        No
                                 -           --

         As of August 13, 2003, 48,343,695 shares of common stock ($.001 par value per share) were outstanding.

                           ANTHRACITE CAPITAL, INC.,
                                   FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                                                  Page

Item 1.       Interim Financial Statements........................................................4

              Consolidated Statements of Financial Condition
              At June 30, 2003 (Unaudited) and December 31, 2002..................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June 30, 2003 and 2002...........................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Six Months Ended June 30, 2003..............................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2003 and 2002.....................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................40

Item 4.       Controls and Procedures............................................................45

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................46

Item 2.       Changes in Securities and Use of Proceeds..........................................46

Item 4.       Submission of Matters to a Vote of Security Holders................................46

Item 6.       Exhibits and Reports on Form 8-K...................................................46

SIGNATURES ......................................................................................48


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "believe," "expect," "anticipate," "intend," "estimate," "sustain," "seek," "position," "target," "mission," "assume," "achievable," "potential," "comfortable," "current," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "opportunity," "maintain," "strive," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar terms or variations on those terms, or the negative of those terms.

Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors previously disclosed in Anthracite Capital, Inc.'s (the "Company") Securities and Exchange Commission ("SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets; (3) the performance and operations of the Company's manager, BlackRock Financial Management, Inc. (the "Manager"); (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Manager or PNC Bank, National Association; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, the real estate industry and the Company and the Manager; and (12) the ability of the Manager to attract and retain highly talented professionals. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's subsequent reports filed with the SEC, accessible on the SEC's website at http://www.sec.gov and on the Company's website at http://www.anthracitecapital.com, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements


                                     Anthracite Capital, Inc. and Subsidiaries
                                  Consolidated Statements of Financial Condition
                                       (in thousands, except per share data)

                                                                               June 30, 2003             December 31, 2002
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $  14,259                    $  24,698
Restricted cash equivalents                                                                  56,756                       84,485
Securities available for sale, at fair value
     Subordinated commercial mortgage-backed securities ("CMBS")            $ 689,662                   $ 602,706
     Residential mortgage backed securities ("RMBS")                          853,977                      78,717
     Investment grade securities                                              457,736                     291,639
                                                                        --------------              --------------
Total securities available for sale                                                       2,001,375                      973,062
Securities held for trading, at fair value (RMBS)                                            34,901                    1,427,733
Commercial mortgage loans, net                                                               55,556                       65,664
Investments in real estate joint ventures                                                     7,844                        8,265
Equity investment in Carbon Capital, Inc.                                                    18,570                       14,997
Receivable for investments sold                                                                 670                            -
Other assets                                                                                 71,899                       40,447
                                                                                      --------------              ---------------
     Total Assets                                                                        $2,261,830                   $2,639,351
                                                                                      ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDO")                                 $ 684,778                   $ 684,590
    Secured by pledge of subordinated CMBS                                     33,710                       7,295
    Secured by pledge of other securities available for sale
      and restricted cash equivalents                                         946,957                      98,439
    Secured by pledge of securities held for trading                           33,130                   1,355,333
    Secured by pledge of investments in real estate joint ventures                512                       1,337
    Secured by pledge of commercial mortgage loans                             14,667                      14,667
                                                                        --------------              --------------
Total borrowings                                                                         $1,713,754                   $2,161,661
Payable for investments purchased                                                            21,653                          524
Distributions payable                                                                        17,299                       16,589
Other liabilities                                                                            75,221                       54,361
                                                                                      --------------              ---------------
     Total Liabilities                                                                   $1,827,927                   $2,233,135
                                                                                      --------------              ---------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized; 48,142 shares issued and outstanding at June 30, 2003; and
     47,398 shares issued and outstanding at December 31, 2002                                   48                           47
10% Series B preferred stock, liquidation preference $43,942 at June 30, 2003
     and $47,817 at December 31, 2002                                                        33,431                       36,379
9.375% Series C preferred stock, liquidation preference $57,500                              55,513
Additional paid-in capital                                                                  522,334                      515,180
Distributions in excess of earnings                                                         (61,830)                     (24,161)
Accumulated other comprehensive loss                                                       (115,593)                    (121,229)
                                                                                      --------------              ---------------
      Total Stockholders' Equity                                                            433,903                      406,216
                                                                                      --------------              ---------------
      Total Liabilities and Stockholders' Equity                                         $2,261,830                   $2,639,351
                                                                                      ==============              ===============
The accompanying notes are an integral part of these consolidated financial statements.



                                                     Anthracite Capital, Inc.
                                         Consolidated Statements of Operations (Unaudited)
                                               (in thousands, except per share data)

                                                           For the Three Months Ended              For the Six Months Ended
                                                                    June 30,                               June 30,
                                                        ----------------------------------     ----------------------------------
                                                             2003              2002                 2003             2002
                                                        ----------------  ----------------     --------------- ------------------
Income:
    Interest from securities                                   $ 30,036          $ 26,938            $ 54,688           $ 55,617
    Interest from commercial mortgage loans                       2,105             3,427               3,290              7,046
    Interest from trading securities                              9,120             7,420              24,951             13,708
    Earnings from real estate joint ventures                        238               262                 473                523
    Earnings from equity investment                                 702               194               1,446                379
    Interest from cash and cash equivalents                         209               491                 385                810
                                                        ----------------  ----------------     --------------- ------------------
        Total income                                            $42,410           $38,732             $85,233            $78,083
                                                        ----------------  ----------------     --------------- ------------------

Expenses:
    Interest                                                     20,785            13,047              36,288             21,079
    Interest-trading securities                                     952             2,427               5,154              6,035
    Management and incentive fee                                  2,649             2,278               5,226              7,685
    Other expenses - net                                            591               497               1,173              1,073
                                                        ----------------  ----------------     --------------- ------------------
        Total expenses                                           24,977            18,249              47,841             35,872
                                                        ----------------  ----------------     --------------- ------------------

Other net gain (loss):
Gain on sale of available-for-sale securities                     3,294             4,154               3,435                 75
Loss on securities held for trading                              (4,716)          (11,914)            (15,119)            (7,900)
Foreign currency gain (loss)                                                           18                                   (229)
Loss on impairment of securities                                (27,014)                -            (27,014)                  -
                                                        ----------------  ----------------     --------------- ------------------
       Total other loss                                         (28,436)           (7,742)           (38,698)             (8,054)
                                                        ----------------  ----------------     --------------- ------------------

(Loss) income before cumulative transition adjustment           (11,003)           12,741             (1,306)             34,157
                                                        ----------------  ----------------     --------------- ------------------

Cumulative transition adjustment - SFAS 142                           -                 -                   -              6,327
                                                        ----------------  ----------------     --------------- ------------------

Net (loss) income                                               (11,003)           12,741              (1,306)             40,484
                                                        ----------------  ----------------     --------------- ------------------

Dividends and accretion on preferred stock                        1,611             1,382               2,807              2,771
                                                        ----------------  ----------------     --------------- ------------------

Net (loss) income to Common Shareholders                     $  (12,614)         $ 11,359           $  (4,113)          $ 37,713
                                                        ================  ================     =============== ==================

Net (loss) income per common share, basic:
    (Loss) income before cumulative transition adjustment        $(0.26)            $0.25              $(0.09)             $0.68
    Cumulative transition adjustment - SFAS 142                      -                 -                   -                0.14
                                                        ----------------  ----------------     --------------- ------------------
    Net (loss) income                                            $(0.26)            $0.25              $(0.09)             $0.82
                                                        ================  ================     =============== ==================

Net (loss) income per common share, diluted:
    (Loss) income before cumulative transition adjustment        $(0.26)            $0.25              $(0.09)             $0.68
    Cumulative transition adjustment - SFAS 142                     -                 -                   -                 0.14
                                                        ----------------  ----------------     --------------- ------------------
    Net (loss) income                                            $(0.26)            $0.25              $(0.09)             $0.82
                                                        ================  ================     =============== ==================

Weighted average number of shares outstanding:
    Basic                                                        47,862            46,144              47,728             45,901
    Diluted                                                      47,883            46,183              47,746             45,951

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2003
(in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                 Series    Series                            Accumulated                 Total
                                        Common     B         C      Additional Distributions    Other       Compre-      Stock-
                                        Stock,  Preferred Preferred   Paid-In    In Excess   Comprehensive  hensive     holders'
                                      Par Value  Stock     Stock     Capital   Of Earnings       Loss        Income      Equity

Balance at January 1, 2003              $47     $36,379             $515,180   $(24,161)    $(121,229)                  $406,216

Net loss                                                                         (1,306)                   $(1,306)       (1,306)
                                                                                                           --------

Unrealized loss on cash flow hedges                                                           (22,316)     (22,316)      (22,316)

Reclassification adjustments from
cash flow hedges included in net loss                                                           1,909        1,909         1,909

Change in net unrealized gain on
securities available for sale, net
of reclassification adjustment                                                                 26,043       26,043        26,043
                                                                                                           --------
Other Comprehensive income                                                                                   5,636
                                                                                                          ---------

Comprehensive Income                                                                                        $4,330
                                                                                                          =========

Dividends declared-common stock                                                 (33,556)                                 (33,556)

Issuance of Series C preferred stock                     $55,513                                                          55,513

Redemption of Series B preferred
stock                                            (2,948)                (926)                                             (3,874)

Dividends on preferred stock                                                     (2,807)                                  (2,807)

Issuance of common stock                  1                            8,080                                               8,081
---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003                $48     $33,431  $55,513    $522,334   $(61,830)    $(115,593)                  $433,903
                                      ===========================================================================================


Disclosure of reclassification
adjustment:

Unrealized holding gain                                                                                    $22,608
Reclassification for realized gains
previously recorded as unrealized                                                                            3,435
                                                                                                           -------
                                                                                                           $26,043
                                                                                                           =======

The accompanying notes are an integral part of these consolidated financial statements.



Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              For the Six Months Ended
                                                                                          June 30, 2003       June 30, 2002
                                                                                       ----------------------------------------

Cash flows from operating activities:

     Net (loss) income                                                                    $    (1,306)        $    40,484

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

        Net sale of trading securities                                                        704,938              41,462

        Net loss on sale of securities                                                         11,684               7,825

        Cumulative transition adjustment                                                         --                (6,327)

        Loss on impairment of securities                                                       27,014                --

        Discount accretion                                                                     (4,854)             (2,176)

        Non-cash portion of net foreign currency loss                                            --                   (69)

        Distributions from joint ventures in excess of equity in earnings                         421                 108

        Distributions from equity investment in excess of equity in earnings                     (893)               --

        Increase in other assets                                                              (18,097)             (8,405)

        Increase in other liabilities                                                          20,861               4,701
                                                                                           -----------        -----------
Net cash provided by operating activities                                                     739,768              77,603
                                                                                           -----------        -----------

Cash flows from investing activities:

     Purchase of securities available for sale                                             (1,486,343)           (338,673)

     Funding of commercial mortgage loans                                                        --                (3,370)

     Repayments received from commercial mortgage loans                                        11,991              12,033

     Decrease (increase) in restricted cash equivalents                                        27,729              (1,309)

     Principal payments received on securities available for sale                             148,736             120,235

     Investment in Carbon Capital, Inc.                                                        (2,680)               --

     Proceeds from sales of securities available for sale                                     977,843             678,724

     Net payments on hedging securities                                                        (3,643)             (6,609)
                                                                                           -----------        -----------
Net cash (used in) provided by investing activities                                          (326,367)            461,031
                                                                                           -----------        -----------

Cash flows from financing activities:

     Net repayment of borrowings                                                             (447,907)           (536,883)

     Proceeds from issuance of common stock, net of offering costs                              7,155              10,853

     Redemption of Series B preferred stock                                                    (2,948)               --

     Proceeds from issuance of Series C preferred stock, net of offering costs                 55,513                --

     Dividends paid on common stock                                                           (33,296)            (33,344)

     Dividends paid on preferred stock                                                         (2,357)             (2,766)
                                                                                          ------------        -----------
Net cash used in financing activities                                                        (423,840)           (562,140)
                                                                                          ------------        -----------
                                                                                              (10,439)            (23,506)
Net decrease in cash and cash equivalents

Cash and cash equivalents, beginning of period                                                 24,698              43,071
                                                                                          -----------         -----------
Cash and cash equivalents, end of period                                                  $    14,259         $    19,565
                                                                                          ============        ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                        $    41,641         $    43,071
                                                                                          ============        ===========
     Investments purchased not settled                                                    $    21,653         $   391,870
                                                                                          ============        ===========
     Investments sold not settled                                                         $       670         $    13,999
                                                                                          ============        ===========


The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per shares and share data)
------------------------------------------------

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

The Company's business focuses on (i) investing in below investment grade CMBS where the Company has the right to control the foreclosure/workout process on the underlying loans, (ii) originating high yield commercial real estate loans, and (iii) acquiring investment grade real estate related securities as a liquidity diversification.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for 2002 filed with the Securities and Exchange Commission.

In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments, consisting of normal and recurring accruals (except for the cumulative transition adjustment for SFAS 142 in the first quarter of 2002 - see Note 2 of the consolidated financial statements), necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and operations for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of certain of the Company's mortgage-backed securities and certain other investments.


Note 2   ACCOUNTING CHANGE - BUSINESS COMBINATIONS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company in the first quarter of 2002. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative transition adjustment in the accompanying consolidated statement of operations.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities; however, until the Company completes its evaluation it cannot make any definitive conclusion what effect if any that the implementation of this Interpretation will have on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). SFAS No. 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

Note 3   NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic income per share is calculated by dividing net (loss) income to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                  For the Three Months Ended       For the Six Months Ended
                                                                           June 30,                        June 30,
                                                                     2003            2002           2003            2002
---------------------------------------------------------------------------------------------------------------------------
Numerator:

     Net (loss) income to common shareholders before
     cumulative transition adjustment                           $    (12,614)   $     11,359   $     (4,113)   $     31,386
       Cumulative transition adjustment                                 --              --             --             6,327
                                                                -------------   ------------   ------------    ------------
       Numerator for basic earnings per share                        (12,614)         11,359         (4,113)         37,713
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                    --              --             --              --
                                                                -------------   ------------   ------------    ------------
     Numerator for diluted earnings per share                   $    (12,614)   $     11,359   $     (4,113)   $     37,713
                                                                =============   ============   ============    ============

Denominator:
     Denominator for basic earnings per share--weighted
     average common shares outstanding                            47,861,980      46,144,187     47,727,556      45,900,639
     Effect of 10.5% series A senior cumulative redeemable
     preferred stock                                                    --              --             --            14,646
     Dilutive effect of stock options                                 20,678          38,940         18,908          35,916
                                                                ------------    ------------   ------------    ------------
     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                      47,882,658      46,183,127     47,746,464      45,951,201
                                                                =============   ============   ============    ============

Basic net (loss) income per weighted average common share:
     (Loss) income before cumulative transition adjustment      $      (0.26)   $       0.25   $      (0.09)   $       0.68
     Cumulative transition adjustment - SFAS 142                        --              --             --              0.14
                                                                -------------   ------------   ------------    ------------
     Net (loss) income                                          $      (0.26)   $       0.25   $      (0.09)   $       0.82
                                                                =============   =============  ============    ============

Diluted net (loss) income per weighted average
common share and common share equivalents:
     (Loss) income before cumulative transition adjustment      $      (0.26)   $       0.25   $      (0.09)   $       0.68
     Cumulative transition adjustment - SFAS 142                        --              --             --              0.14
                                                                -------------   ------------   ------------    ------------
     Net (loss) income                                          $      (0.26)   $       0.25   $      (0.09)   $       0.82
                                                                =============   ============   ============    ============


Note 4   SECURITIES AVAILABLE FOR SALE

The Company's securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale as of June 30, 2003 are summarized as follows:


                                                                                      Gross          Gross          Estimated
                                                                   Amortized        Unrealized     Unrealized         Fair
                   Security Description                              Cost              Gain           Loss            Value
------------------------------------------------------------ ---------------- ---------------- --------------- ----------------
CMBS:
CMBS IOs                                                            $ 38,251         $  2,546        $  (318)          $ 40,479
Investment grade CMBS                                                173,189            7,867         (1,406)           179,650
Non-investment grade rated subordinated securities                   714,724           23,228        (67,657)           670,295
Non-rated subordinated securities                                     19,227            3,659         (3,519)            19,367
Credit tenant lease                                                    8,973              342               -             9,315
Investment grade REIT debt                                           207,104           21,711           (523)           228,292
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    1,161,468           59,353        (73,423)         1,147,398
                                                             ---------------- ---------------- --------------- -----------------

Single-family residential mortgage-backed securities:
Agency adjustable rate securities                                     36,303              410           (158)            36,555
Agency fixed rate securities                                         797,499            3,293         (2,488)           798,304
Residential CMOs                                                       8,082              183             (1)             8,264
Hybrid Arms                                                           10,770               84               -            10,854
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      852,654            3,970         (2,647)           853,977
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available for sale                              $ 2,014,122         $ 63,323      $ (76,070)       $ 2,001,375
                                                             ================ ================ =============== =================


As of June 30, 2003, an aggregate of $1,821,471 in estimated fair value of the Company's securities available for sale was pledged to secure its collateralized borrowings.

As of June 30, 2003, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("Reported Yield") was 9.6% per annum. The anticipated Reported Yield of the Company's investment grade securities available for sale was 4.7%. The Company's Reported Yields on its subordinated CMBS and investment grade securities available for sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The Company performed an analysis of its current underlying loan loss expectations and credit performance of its 1998 vintage CMBS in which it maintains the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). The Company increased expected underlying loan loss expectations on four securities from three 1998 vintage CMBS transactions. As a result of the increase in loss expectations, the Company recorded an impairment charge of $27,014 during the second quarter of 2003, to reduce the amortized cost of these securities to their fair value, as required by Emerging Issue Task Force standard 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Three of the four impaired securities are not rated and the fourth security is rated CCC by Fitch Ratings. Securities which are not rated are highly sensitive to changes in the timing of losses recognized on the underlying loans. Even though actual losses recognized on the underlying loans to date are still significantly less than original estimates, the Company believes that losses in 2003 will continue to rise due to weak conditions in many commercial real estate markets. The Company believes it was appropriate to increase the total amount of expected losses of these transactions.

The $27,014 impairment charge is comprised of $19,217 ($0.40 per share) related to the non-rated and CCC rated classes of CMAC 98-C2, $5,573 ($0.12 per share) related to LBCMT 98-C1, and $2,224 ($0.05 per share) related to GMAC 98-C1.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company believes require close monitoring.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of June 30, 2003:


     ----------------------------------------------------------------- ----------------------------------------------
                                                                                       June 30, 2003
     ------------------------------------------ ---------------------- ---------------------- -----------------------
                                                                               Number of             % of
                                                       Principal                 Loans             Collateral
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 30 days to 60 days                        $  14,712                    4                0.15%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 60 days to 90 days                           11,978                    3                0.12
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 90 days or more                             139,340                   17                1.38
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Real estate owned ("REO")                             20,903                    5                0.21
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total delinquent                                     186,933                   29                1.85
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total principal balance                          $10,117,191*               2,007
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     *net of defeased loans

To the extent that the Company's expectation of realized losses on individual loans supporting the CMBS or resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected Reported Yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, and write the investment down to its fair value. While realized losses on individual loans may be higher or lower than original estimates, the Company believes its revised loss estimates and Reported Yields are appropriate on all investments.


Note 5   SECURITIES HELD FOR TRADING

Securities held for trading reflect investments that the Company may make for short periods of time. The Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities.

The Company's securities held for trading are carried at estimated fair value. At June 30, 2003, the Company's securities held for trading consisted of FNMA Hybrid ARM Mortgage Pools with an estimated fair value of $34,901, and a forward commitment with an estimated fair value of ($14,571). The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.

For the three months ended June 30, 2003, losses on securities held for trading in the consolidated statements of operations of $4,716 are largely attributable to a reduction in the Company's exposure to RMBS. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates. The Company continues to reduce its reliance on RMBS as its need for a liquidity reserve continues to diminish.


Note 6   COMMON STOCK

On March 6, 2003, the Company declared dividends to its common stockholders of $0.35 per share, which were paid on April 30, 2003 to stockholders of record on March 31, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

On May 20, 2003, the Company declared dividends to its common stockholders of $0.35 per share, which were paid on July 31, 2003 to stockholders of record on June 30, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

For the three and six months ended June 30, 2003, respectively, the Company issued 353,065 and 686,393 shares of common stock of the Company, par value $0.001 per share (the "Common Stock") under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $4,179 and $7,697, respectively. For the three and six months ended June 30, 2002, respectively, the Company issued 302,655 and 821,968 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $3,459 and $9,120, respectively.

In March 2002, the remaining 10,000 shares of the Company's 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") were converted to 34,427 shares of Common Stock at a price of $7.26 per share in accordance with the terms of the Series A Preferred Stock.


Note 7   PREFERRED STOCK

On May 29, 2003, the Company authorized and issued 2,300,000 shares of 9.375% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), $0.001 par value per share, including 300,000 shares of Series C Preferred Stock issued pursuant to an option granted to the underwriters to cover over-allotments. The Series C Preferred Stock is perpetual, carries a 9.375% coupon, and has a preference in liquidation of $57,500. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $55,513.

On May 29, 2003, the Company redeemed 155,000 shares of the Company's 10% Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), at its par value of $25 per share.


Note 8   TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on earnings determined in accordance with GAAP instead of funds from operations,
(ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee, as defined, based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee ("Yearly Incentive Fee") is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company commenced the phase-in of the rolling four-quarter high watermark during the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of June 30, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note, which equates to an annual net income threshold of $1.08 per share.

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

The Company incurred $2,649 and $5,226 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2003, respectively, and $2,278 and $4,497 in base management fees for the three and six months ended June 30,2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $12 and $18 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2003, respectively, and $6 and $11 for the three and six months ended June 30, 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee paid to the Manager was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $3,188 in incentive fees for the six months ended June 30, 2002. There was no incentive fee due to the Manager for the three or six months ended June 30, 2003 and the three months ended June 30, 2002.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2003, the administration fee was $43 and $86, respectively. For the three and six months ended June 30, 2002, the administration fee was $43 and $86, respectively.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On June 30, 2003, the Company owned 18.8% of the outstanding shares in Carbon. The Company's remaining commitment at June 30, 2003 and December 31,

2002 was $32,436 and $35,116, respectively. On February 6, 2003, the Company funded a capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period (the "Installment Payment") to purchase the right to manage the assets under the existing management contract (the "GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's Management Agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.


Note 9   BORROWINGS

Certain information with respect to the Company's collateralized borrowings at June 30, 2003 is summarized as follows:


                                     Lines of             Reverse             Collateralized                Total
                                    Credit and          Repurchase               Debt                   Collateralized
                                    Term Loans          Agreements             Obligations                Borrowings
                                 ------------------ --------------------- ---------------------- -------------------------
Outstanding borrowings                $35,824              $993,152               $684,778                  $1,713,754
Weighted average
    borrowing rate                      3.63%                 1.10%                  6.60%                       3.35%
Weighted average
    remaining maturity               552 days               18 days             3,217 days                  1,307 days
Estimated fair value of
    assets pledged                   $127,859            $1,062,852               $774,257                  $1,964,968


As of June 30, 2003, the Company's collateralized borrowings had the following remaining maturities:


                                      Lines of          Reverse                                            Total
                                   Credit and Term    Repurchase           Collateralized Debt         Collateralized
                                        Loans         Agreements               Obligations               Borrowings
                                 ------------------ --------------------- --------------------------- ----------------------
Within 30 days                          $   -              $993,152                      $    -               $993,152
31 to 59 days                               -                     -                           -                      -
Over 60 days                           35,824                     -                     684,778                720,602
                                 ================== ===================== =========================== ======================
                                      $35,824              $993,152                    $684,778             $1,713,754
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


Note 10  DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

As of June 30, 2003, the Company had interest rate swaps with notional amounts aggregating $1,152,927 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $65,225 liability included in other liabilities on the consolidated statements of financial condition. For the six months ended June 30, 2003, the net change in the fair value of the interest rate swaps was a decrease of $22,557, of which $241 was deemed ineffective and is included as an increase of interest expense and $22,316 was recorded as a reduction of OCI. As of June 30, 2003, the $1,152,927 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 5.84 years.

During the three months ended June 30, 2003, the Company terminated one of its interest rate swaps with a notional amount of $200,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $1,593 loss in value incurred, over 1.9 years, which was the remaining term of the swap at the time it was closed out. For the three months ended June 30, 2003, $52 was reclassified as an increase to interest expense and $212 will be reclassified as an increase to interest expense each quarter for the next 12 months.

As of June 30, 2003, the Company had two interest rate swaps with notional amounts aggregating $171,545 designated as trading derivatives. These swaps exchange semi-annual interest payments from CDO collateral for monthly interest payments. Their aggregate fair value was approximately zero on the consolidated statements of financial condition. For the six months ended June 30, 2003, the change in fair value for these trading derivatives was a decrease of $540 and is included as an addition to loss on securities held for trading in the consolidated statements of operations. As of June 30, 2003, the $171,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 9.11 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that agreement. At June 30, 2003 and 2002, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $39,130 and $1,610, respectively. The Company does not anticipate non-performance by any Counterparty.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At June 30, 2003, the Company had outstanding short positions of 123 ten-year U.S. Treasury Note future contracts expiring in July 2003, which represented $12,300 in face amount of U.S. Treasury Notes. The estimated fair value of these contracts was approximately $(14,571) included in other assets at June 30, 2003, and the change in fair value related to these contracts is included as a component of loss on securities held for trading in the consolidated statements of operations.


Note 11  SUBSEQUENT EVENTS

After the close of the three months ended June 30, 2003, the Company acquired $62,111 of par of a 2003 vintage controlling-class CMBS transaction. $20,000 of these securities will be used to complete the use of the ramp-up financing facility as part of the December 2002 CDO. Loss expectations from the underlying loans are estimated at 2.35%. The loss-adjusted yield on the securities rated B- and lower in aggregate is 11.36%. The non-rated and B-rated tranches of this transaction were purchased to yield an initial cash-on-cash return of 21.17% and 18.86%, respectively, and loss-adjusted yields of 9.00% and 14.42%, respectively. The coupon for these two securities is 5.11%.

On June 30, 2003, the Company's loan on a Los Angeles office building matured. Upon transfer of the asset securing the Los Angeles loan and pursuant to the loan documents, the Company was entitled to a supplemental exit fee that was to be paid upon repayment of the loan. The loan was repaid in full; however, the borrower has refused to pay the supplemental exit fee. The Company filed suit on July 15, 2003 against the co-borrowers, MP-555 West Fifth Mezzanine, LLC and MP-808 South Olive Mezzanine, LLC, which are both affiliates of Maguire Properties, Inc (NYSE: MPG). The suit also names the Guarantor, Robert
F. Maguire, III.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures are expressed in thousands, except share or per share amounts.

I.       General

The Company's primary long-term objective is to distribute consistent dividends supported by earnings. Over the long term, the Company's earnings are primarily maintained by consistent credit performance on its commercial real estate investments, stability of the capital structure and reinvestment rates. Historically, the Company has not changed its dividend policy to follow quarterly earnings. The Company continues to believe that a dividend policy based on long-term earnings projections creates added shareholder value. Commercial real estate credit performance has been good. The recent impairment charge is expected to increase the likelihood that credit performance will remain consistent with or better than expectations. The capital structure of the Company improved during the quarter with the issuance of $57,500 of Series C Preferred Stock. Recent sharp increases in interest rates create greater opportunity to deploy new capital at higher absolute yields. See "Item 3-Quantitative and Qualitative Disclosures about Market Risk" for a discussion of interest rates and their effect on earnings and book value.

In the second half of 2003, the Company expects to continue redeploying capital raised from the Series C Preferred Stock combined with additional equity capital raised from the Company's Dividend Reinvestment and Stock Purchase Plan. Issuing stock at a premium and investing in the new higher rate environment can lead to the accretion of both earnings and book value per share as well as to greater diversification of credit exposure.

The Company continues to maintain a positive, though controlled, exposure to both long- and short-term rates through its active hedging strategies. The Company also will continue to seek out the best long-term matched financing solutions to lock in attractive spreads on the Company's commercial real estate securities portfolio, which will likely be by way of another CDO transaction as the market continues to offer opportunities to issue cost-effective debt.

For the quarter ended June 30, 2003, the Company recorded a net loss of $0.26 per share. For the quarter ended June 30, 2002, the Company recorded net income of $0.25 per share.

The second quarter net loss includes a charge of $0.56 per share which resulted from an increase in expected underlying loan losses on certain 1998 vintage CMBS assets. The increase in loss expectations triggered an impairment charge according to the Company's accounting policies and as required by the accounting standard EITF 99-20. Actual underlying loan losses recognized to date are still below original expectations, but the Company believes additional loss expectations are warranted. The increase in expected losses on these 1998 vintage CMBS assets will decrease the Company's income by approximately $0.07 per share annually. The current value of the affected securities has been reflected in the March 31, 2003 and prior quarters' book values because these assets are held as "available for sale" and marked to market in "accumulated other comprehensive loss" on the balance sheet. Therefore, the majority of the impairment charge taken has been represented in the Company's book value based on historical market value changes.

Although the actual performance of the majority of the Company's credit sensitive portfolios remains consistent with or better than original expectations, the Company determined it is necessary and prudent in the current commercial real estate environment to increase underlying loan loss expectations and reduce the income attributable to certain transactions. In future periods, strong underlying loan collateral performance on these or other transactions may enable the Company to decrease loan loss expectations and increase interest income. The increase in investment in newer vintage CMBS and the reduction in RMBS exposure over the past quarter supports the Company's goal of stable earnings and dividends. While low interest rates in the second quarter provided a challenging environment for reinvestment, the Company was able to lower its cost of capital by issuing fixed rate redeemable preferred stock. The recent increase in long-term interest rates and credit spreads should provide more compelling investment opportunities to enable the Company to enhance the Company's earnings and support the dividend.

The Company's investment activities encompass three distinct lines of investments:

     1)  Commercial Real Estate Securities
     2)  Commercial Real Estate Loans
     3)  Residential Mortgage Backed Securities

The Company believes that these three investment activities represent an integrated strategy where each line of investment supports the others and creates value over and above operating each investment line in isolation. The commercial real estate securities portfolio represents broad exposure to commercial real estate lending and provides diversification and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten year weighted average life). These securities can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time (typically, a three to five year weighted average life) through investments in loans secured by specific property types in specific regions. The RMBS portfolio is a highly liquid portfolio that supports the liquidity needs of the Company while typically earning attractive returns after hedging costs relative to other liquid investments. The RMBS sector can sometimes be very volatile, so the Company's allocation to this sector has been reduced to maintain stable earnings. The Company believes the risks of these portfolios are not always highly correlated and thus can serve to provide stable earnings over long periods of time.

The following table illustrates the change in the mix of the Company's three investment activities:


                                                       Carrying Value as of
                                              June 30, 2003         December 31, 2002
                                             Amount        %         Amount         %
                                         -------------------------------------------------

Commercial real estate securities            $1,147,398     54.7%       $894,345    36.1%
Commercial real estate loans(1)                  63,400      3.0          73,929     3.0
Residential mortgage backed securities          888,878     42.3       1,506,450    60.9
                                         -------------------------------------------------

Total                                        $2,099,676    100.0%     $2,474,724   100.0%
                                         -------------------------------------------------

(1) Includes real estate joint ventures


Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate debt securities. Commercial real estate debt securities include CMBS and investment grade REIT debt. During the six months ended June 30, 2003, the Company increased total assets in this sector by 28% from $894,345 to $1,147,398.

The CMBS added during the six months ended June 30, 2003 includes $47,804 par of 2003 vintage CMBS rated BB- through a non-rated tranche where the Company has the right to direct foreclosure on $1,006,389 of underlying loans. The loss adjusted yield of the Controlling Class (CMBS rated BB- and lower) CMBS acquired during the six months ended June 30, 2003 is estimated to be 11.23%. In computing the loss adjusted yields, the Company assumed 2.30% of the principal of the underlying loans would result in losses over a weighted average of 8.6 years. The yield of these CMBS assuming there would not be any losses is 16.44%. This is the eighth Controlling Class trust the Company acquired since its inception, and it closed on March 14, 2003.

Included in the Company's December 10, 2002 collateralized debt obligation ("CDO II") was a ramp facility to fund the purchase of $50,000 of par of below investment grade CMBS by September 30, 2003. The increase in commercial real estate securities for the six months ended June 30, 2003 includes $30,000 of par of CMBS that was purchased with proceeds from the ramp facility. At June 30, 2003, the balance of the ramp facility permits another $20,000 of par to be contributed to CDO II; in August 2003, this ramp was fully utilized when the Company acquired $62,111 of par of a 2003 vintage controlling class CMBS transaction. The total par of the underlying loans in this transaction is $1,183,080; the underlying loan loss expectation is estimated at 2.35% and the loss-adjusted yield on the securities rated B- and lower in aggregate is 11.36%. The non-rated and B- rated tranches of this transaction were purchased to yield an initial cash-on-cash return of 21.17% and 18.86%, respectively, and loss-adjusted yields of 9.00% and 14.42%, respectively.

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities included in the two CDOs as of June 30, 2003:

                                                                                 Adjusted                  Loss
                                                      Fair Market    Dollar      Purchase      Dollar     Adjusted
                                           Par           Value       Price         Price        Price      Yield
                                   ---------------------------------------------------------------------------------
Investment grade CMBS                    $47,730         $54,416      114.01       $46,714       97.87        7.6%
Investment grade REIT debt               171,545         196,056      114.29       174,345      101.63        6.5
CMBS rated BB+ to B                      610,264         492,486       80.70       497,581       81.54        9.2
Whole Loans                                8,980           9,315      103.73         8,973       99.92        6.1
                                   --------------------------------------------------------------------------------
Total                                   $838,519        $752,273       89.71      $727,613       86.77        8.4%
                                   ================================================================================


The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the two CDOs as of June 30, 2003:

                                                                                 Adjusted                   Loss
                                                      Fair Market    Dollar      Purchase       Dollar     Adjusted
                                           Par           Value       Price         Price         Price      Yield
                                 --------------------------------------------------------------------------------------
Investment grade CMBS                   $ 118,377       $121,846      102.93      $123,239       104.11       4.2%
Investment grade REIT debt                 30,000         32,237      107.46        32,759       109.20       4.6
CMBS rated BB+ to B                       162,736        119,319       73.32       134,176        82.45       8.7
                                 ---------------------------------------------------------------------------------------
Sub-Total                                 311,113        273,402       87.88       290,174        93.27       6.3%
                                 ---------------------------------------------------------------------------------------
CMBS rated B- or lower                    285,948         77,856       27.23       102,193        35.74      12.7
CMBS IOs                                  894,396         40,479        4.53        38,252         4.28       9.5
Whole Loans                                 4,000          3,388       84.69         3,236        80.90       7.0
                                 ----------------------------------------------------------------------------------------
Total                                  $1,495,457       $395,125       26.42      $433,855        29.01       8.1%
                                 ========================================================================================


Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investment activity into two portfolios: the eight Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the Controlling Class rights. Controlling Class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. The Controlling Class CMBS owned by the Company represents control over a loan portfolio of $10,117,191 par. These loans are owned in the form of securities. This form of ownership does not alter the fact that the Company has full credit risk of the loan portfolio. The Company's risk process treats all of these loans as if owned directly. Credit loss expectations are made after careful underwriting of all loans in the pool. The Company's loss expectations on the entire underlying loan balance at June 30, 2003 is 2.21%; therefore, the Company expects that $223,854 of the $10,117,191 of underlying loans will not be recovered. Because the Company's loss expectations are conservative and therefore much greater than industry experience, the Company believes there is a greater likelihood of stable earnings.

The Company's other below investment grade CMBS have no rights to control the workout and/or disposition of underlying loan defaults, however they are not the first to absorb losses from defaulted loans in the underlying pools.

Impairment

The Company performed an analysis of its current underlying loan loss expectations and credit performance of all five of its 1998 vintage Controlling Class CMBS. The Company increased expected underlying loan loss expectations on four securities from three 1998 vintage CMBS transactions. As a result of the increase in loss expectations, the Company is incurring an impairment charge of $27,014, as required by EITF 99-20. Three of the four impaired securities are not rated and the fourth security is rated CCC by Fitch Ratings. Securities which are not rated are highly sensitive to changes in the timing of losses recognized on the underlying loans. Even though losses recognized on the underlying loans to date are still significantly less than original estimates, the Company believes that losses in 2003 will continue to rise due to weak conditions in many commercial real estate markets. The Company believes it was appropriate to increase the total amount of expected losses of these transactions. The Company's increased loss expectations do not affect the market value of the securities.

Loss expectations of the underlying loans for the 1998 vintage transactions prior to June 30, 2003 were $127,080, or 1.71% of collateral outstanding, net of defeased loans. A defeased loan is a loan that has not paid off, but is fully collateralized by U.S. Treasury obligations. The Company's loss expectations for its 1998 vintage transactions now total $158,292, or 2.13% of collateral outstanding, net of defeased loans. These loss expectation levels are consistent with the current loss estimates for transactions underwritten by the Company after 1998. As of June 30, 2003, the Company's loss expectations by vintage year are described in the following table. The Company did not acquire Controlling Class CMBS in 2000 and 2002.

                       Loss           Underlying Loan
                    Expectation          Balance *           % of Collateral
                -------------------- ------------------- ---------------------
    1998                   $158,292          $7,418,035           2.13%
    1999                     18,675             727,525           2.57%
    2001                     23,756             968,448           2.45%
    2003                     23,131           1,003,183           2.31%
                -------------------- ------------------- --------------------
                           $223,854         $10,117,191           2.21%

    *net of defeased loans

The CMAC 98-C2 CMBS transaction credit performance has lagged all other transactions in the Company's CMBS portfolio and is the only 1998 vintage transaction owned by the Company which has delinquencies above that of the Lehman Brothers Conduit Guide covering 1998 vintage transactions. During the second quarter of 2003, the outstanding principal balance of the CMAC 98-C2 Class M security was reduced by $6,996 to $36,406 by the servicer of the CMBS trust. Eleven underlying loans with an original principal of $24,342 have been resolved with a weighted average loss severity of 34.6%; five loans resulted in no loss. The Company has active loss mitigation strategies with respect to the loan seller including pursuing an indemnification, initiating a put back of an asset, and initiating litigation against the loan seller regarding misrepresentations made in connection with one of the loans.

Over the remainder of 2003, the Company expects an additional seven underlying loan resolutions for CMAC 98-C2. These seven loans have an original principal balance of $62,768. Fitch Ratings has placed the B and B- rated classes of CMAC 98-C2 on negative watch due to the pending loan resolutions. The delinquency experience of the underlying loans in CMAC 98-C2 is 3.67% and is the highest of the three transactions and significantly above delinquencies for comparable 1998 transactions as reported in the Lehman Brothers Conduit Guide. The June 30, 2003 impairment charge related to the non-rated and CCC rated classes of this transaction is $19,217, or $0.40 per share. As of June 30, 2003, the adjusted purchase price of the CCC rated class is $2,001; the non-rated security does not have an adjusted purchase price.

The Company owns 65% of the non-rated Class M security from the LBCMT 98-C1 CMBS transaction. During the second quarter of 2003, the outstanding principal balance for this security was reduced by $9,284 to $7,991 by the servicer of the CMBS trust. Two loans with an original par of $29,779 were resolved and resulted in a 32.1% loss severity. The June 30, 2003 impairment charge related to this security is $5,573, or $0.12 per share. As of June 30, 2003, the adjusted purchase price for this security is $572.

The Company also owns 65% of the non-rated Class N security of the GMAC 1998-C1 CMBS transaction. During the second quarter 2003, the principal balance for this security was reduced by $904 to $8,396 by the servicer of the CMBS trust. One loan was resolved at a loss of $887, which represented a 17.1% loss severity. The June 30, 2003 impairment charge related to this security is $2,224, or $0.05 per share. As of June 30, 2003, the adjusted purchase price for this security is $149.

Prior to the impairment charge, the weighted average loss-adjusted yield on the Company's Controlling Class CMBS was 10.25%. After the impairment charge, the weighted average loss-adjusted yield is 10.14%.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company feels require close monitoring.

The Company considers delinquency and loss information from the Lehman Brothers Conduit Guide to be the most relevant measure of credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans and different vintages will have different credit performance based on the real estate credit cycle.

The table below shows the Lehman Brothers June 2003 Conduit Guide delinquency statistics by vintage year.

                   Delinquency as a % of       Losses Recognized as % of
                      Underlying Loans              Underlying Loans
                  ------------------------- ---------------------------------
    1998                     2.22%                        0.42%
    1999                     1.91%                        0.15%
    2001                     0.77%                        0.03%
    2003                     0.02%                        0.00%

Morgan Stanley also tracks CMBS loan delinquencies for specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2003, the Morgan Stanley index indicated that delinquencies on 219 securitizations was 2.19%, and as of March 31, 2003, this same index indicated that delinquencies on 210 securitizations was 2.12%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The table below shows current delinquency and underlying loan losses recognized on the Company's Controlling Class CMBS, and the impact of increased underlying loan loss expectations as a percentage of underlying loans.


                                                                                    Actual Losses
                                           June 30, 2003     Revised Underlying    Recognized as %      Actual Losses
                                          Underlying Loan         Loan Loss            of Loss       Recognized as % of
                                            Delinquency        Expectations***       Expectations     Underlying Loans*
                                          ----------------- ---------------------- ----------------- --------------------

    CMAC 98-C2                                     3.67%                    2.63%          26.46%                0.57%
    LBCMT 98-C1                                    1.92                     2.63           28.67                 0.65
    GMAC 98-C1                                     2.12                     1.56            3.83                 0.06
    CMAC 98-C1                                     0.23                     1.44           28.66                 0.45
    DLJ 98-CG1                                     1.27                     1.76           20.25                 0.32
                                          ----------------- ---------------------- ----------------- --------------------
      Sub-total 1998 transactions                  2.16%                    2.13%          23.09%                0.45%

    1999 Transactions                              1.39%                    2.57%           2.93%                0.07%
    2001 Transactions                              0.11                     2.45            0.00                 0.00
    2003 Transactions                            **0.43                     2.31            0.00                 0.00
                                          ----------------- ---------------------- ----------------- --------------------
      Total-All Transactions                       1.74%                    2.21%          16.85%                0.34%

      *As a % of cutoff balance
     **As of July 31, 2003 there are no delinquencies in 2003 underlying loans as one delinquent loan became current.
    ***Net of defeased loans


As shown, the Company's delinquency experience and loss experience are both lower than the Lehman Brothers Conduit Guide information for all vintage years with the exception of one transaction.

At June 30, 2003, the total par of the Company's other below investment grade CMBS was $268,569; the total credit protection, or subordination level, of this portfolio is 5.96%. The total par of the Company's Controlling Class CMBS at June 30, 2003 was $761,622 and the total par of the loans (net of defeased loans) underlying these securities was $10,117,191. The non-rated security is the first to absorb underlying loan losses until its par is completely written off.

The Company's investment in its Controlling Class CMBS by credit rating category at June 30, 2003 is as follows:


                                Fair Market   Dollar       Adjusted       Dollar     Subordination
                       Par         Value       Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                     $80,286      $70,960      88.38          $68,792      85.68      7.59%
BB                       88,266       75,743      85.81           75,033      85.01      5.92
BB-                      92,520       67,633      73.10           74,301      80.31      5.14
B+                       39,877       26,244      65.81           28,070      70.39      3.57
B                       174,725      102,671      58.76          129,520      74.13      3.02
B-                       92,263       41,424      44.90           57,356      62.17      2.08
CCC                      79,213       17,066      21.54           25,609      32.33      1.23
NR                      114,472       19,351      16.90           19,227      16.80       n/a
                  ------------------------------------------------------------------------------------
Total                  $761,622     $421,092      55.29         $477,908      62.75


The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2002 is as follows:


                                Fair Market   Dollar       Adjusted       Dollar     Subordination
                       Par         Value       Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                     $65,159      $56,543      86.78          $56,181      86.22      8.26%
BB                       58,170       48,674      83.68           48,560      83.48      6.73
BB-                      84,972       59,415      69.92           68,623      80.76      5.48
B+                       32,329       21,533      66.61           23,173      71.68      3.72
B                       168,435       99,815      59.26          125,197      74.33      3.35
B-                       87,231       40,335      46.24           53,415      61.23      2.32
CCC                      70,407       17,715      25.16           28,942      41.11      1.46
NR                      123,349       25,335      20.54           34,171      27.70       n/a
                  ------------------------------------------------------------------------------------
Total                  $690,052     $369,365      53.53         $438,262      63.51


As additional Controlling Class CMBS are added, the Company has been increasing the loss assumptions to take into account slower economic activity. Additionally, the Company plans to perform a detailed re-underwriting for a significant amount of the collateral from its 1998 vintage CMBS over the next 15 months. Upon completion, the Company may determine that its Reported Yields and book values need to be adjusted. The result of assuming greater losses, if that were the conclusion, would be an other than temporary writedown of CMBS to their market value which would include the realization of the amounts currently carried as unrealized losses on the Company's consolidated statements of financial condition. The result of assuming lower losses, if that were the conclusion, would be to increase the yield on the security, which would increase income. The Company feels this approach provides the appropriate discipline to maintain steady earnings over the long-term from this portfolio.

See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

Of the 29 delinquent loans shown on the chart in Note 4 of the consolidated financial statements, one was delinquent due to technical reasons, five were REO and being marketed for sale and the remaining 23 loans were in some form of workout negotiations. Aggregate realized losses of $702 were realized in the second quarter of 2003. This brings cumulative net losses realized to $25,149, which is 10.9% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages. Special servicer expenses are also expected to increase as portfolios mature and U.S. economic activity remains weak.

During the second quarter of 2003, the underlying loans were paid down by $23,323. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of June 30, 2003 and December 31, 2002 is as follows:


                           6/30/03 Exposure              12/31/02 Exposure
     ------------------------------------------------------------------------------
     Property Type    Loan Balance      % of Total     Loan Balance     % of Total
     ------------------------------------------------------------------------------
     Multifamily         $3,538,106          34.0%      $3,302,387            34.4%
     Retail               2,999,191          28.8        2,704,952            28.1
     Office               2,134,521          20.5        1,809,519            18.8
     Lodging                791,500           7.6          834,854             8.7
     Industrial             587,920           5.6          589,044             6.1
     Healthcare             342,382           3.3          346,298             3.6
     Parking                 25,817           0.2           29,743             0.3
                     --------------------------------------------------------------
     Total              $10,419,437          100%       $9,616,797            100%
                     ==============================================================


As of June 30, 2003, the fair market value of the Company's holdings of subordinated CMBS is $44,289 lower than the adjusted cost for these securities. This difference relates primarily to 1998 vintage CMBS transactions. This decline in the value of the investment portfolio represents market valuation changes since 1998 and is not due to actual credit experience or credit expectations. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of June 30, 2003 represents approximately 63% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of June 30, 2003 represents approximately 55% of its par amount. As the portfolio matures, the Company expects to recoup the unrealized losses, provided that the actual credit losses experienced for each class of security in a transaction are not greater than the credit losses assumed in the purchase analysis of those individual securities.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their market value and therefore the Company's net asset value even though the expected cash flows might not change. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying loans and thus would increase the market value of the securities.

The Company's income for its CMBS securities is computed based upon a yield which assumes credit losses. The yield to compute the Company's taxable income does not assume the occurrence of credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years ended December 31, 1998 through the six months ended June 30, 2003, the Company's income accrued on its CMBS assets was approximately $23,619 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. There are no delinquencies in the Company's commercial real estate loan portfolio, which is relatively small and heterogeneous. The Company has determined it is not necessary to establish a loan loss reserve for this portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of June 30, 2003 and December 31, 2002:


                                            June 30, 2003                       December 31, 2002
                                ------------------------------------- --------------------------------------
                                                           Weighted                               Weighted
                                                           Average                                Average
                                     Par Outstanding        Coupon         Par Outstanding        Coupon
                                ----------------------------------------------------------------------------
             Property Type          Amount         %            %          Amount         %            %
             -----------------------------------------------------------------------------------------------

             Office                 $50,487   73.9%           8.7%         $69,431    91.4%         9.5%
             Hotel                   15,000   21.9            6.6                -       -            -
             Multifamily              2,867    4.2            3.9            3,013     4.0          3.6
             Retail                       -      -              -            3,500     4.6         10.0
                                ----------- ----------- ------------- ------------ ----------- -------------
             Total                  $68,354  100.0%           8.1%         $75,944   100.0%         9.2%
                                ----------- ----------- ------------- ------------ ----------- -------------


Residential Mortgage Backed Securities

During the second quarter of 2003, the Company reduced its investments in RMBS as the need to maintain liquid assets continued to decline. Total investment in RMBS was reduced by over 40% from December 31, 2002 and March 31, 2003 levels. The Company's remaining investments in RMBS at June 30, 2003 is $888,878. By reducing the Company's investments in RMBS, net income will be reduced; however, less reliance on RMBS is expected to provide greater stability of the Company's net income over the long term. The RMBS markets have been extremely volatile on a mark-to-market basis as prepayments reached record levels through June 2003, and as interest rates increased sharply in June and July 2003. While the Company intends to limit its investment in RMBS, its ability to do so may be hampered in the near term by the Company's requirement to maintain 55% of its assets as qualified real estate in order to qualify for exclusion from regulation as an investment company under the Investment Company Act of 1940.

At the beginning of the second quarter, the Company changed its strategy of hedging RMBS from U.S. Treasury futures to utilizing interest rate swaps which, while more expensive to use, have tended to demonstrate a more consistent relationship with RMBS. This change resulted in an increase in the Company's swap notional by $606,000, and caused a reduction in net income of $0.04 per share for the quarter. A breakdown of the RMBS portfolio income performance for the three and six months ended June 30, 2003 is as follows:


                                                For the three months ended           For the six months ended
                                                    June 30, 2003                       June 30, 2003
                                          -------------------------------------------------------------------------
Interest Income                                           $16,126                             $34,036
Interest Expense *                                         (9,867)                            (17,807)
                                          -------------------------------------------------------------------------
Net Interest Income                                         6,259                              16,229
                                          -------------------------------------------------------------------------
Realized gain (loss)                                          506                              (1,225)
Unrealized (loss) in value                                 (1,928)                            (10,600)
                                          -------------------------------------------------------------------------
Net Income (loss) from RMBS                                $4,837                              $4,404
                                          -------------------------------------------------------------------------
Net Income Per Share                                        $0.10                               $0.09
                                          =========================================================================

         * Includes hedging expense


Recent Events

On June 30, 2003, the Company's loan on a Los Angeles office building matured. Upon transfer of the asset securing the Los Angeles loan and pursuant to the loan documents, the Company was entitled to a supplemental exit fee that was to be paid upon repayment of the loan. The loan was repaid in full; however, the borrower has refused to pay the supplemental exit fee. The Company filed suit on July 15, 2003 against the co-borrowers, MP-555 West Fifth Mezzanine, LLC and MP-808 South Olive Mezzanine, LLC, which are both affiliates of Maguire Properties, Inc. (NYSE: MPG). The suit also names the Guarantor, Robert F. Maguire, III.

During the month of July 2003, the RMBS index turned in its worst performance ever according to the fixed income research department at Lehman Brothers. This caused RMBS investors to continuously increase hedges in the swap market. Swap spreads reacted by widening out from 34.25 basis points at June 30, 2003 to 58 basis points at July 31, 2003. The Company believes this caused the significant drop in stock prices for the mortgage REIT sector that started late July and continued into August. The Company was able to navigate the unfavorable RMBS market as the Company had sufficient liquidity to avoid selling at distressed levels. Switching to swaps as a hedge before the market turmoil started in late July enabled the Company to maintain a much greater degree of stability in the RMBS portfolio.

Long-term interest rates rose dramatically in July and early August of 2003 with the yield on the ten-year Treasury rising by over 80 basis points from June 30, 2003. Since the Company typically maintains a positive sensitivity of book value to changes in long term rates, any increase in interest rates will tend to lower the Company's book value absent offsetting factors. (See "Item 3-Quantitative and Qualitative Disclosures about Market Risk"). For assets such as RMBS financed with repurchase agreements, an increase in yields can result in a decline in value forcing a sale of assets to maintain liquidity. The sale of income producing assets would result in a decline in net interest income. The Company was not required to sell assets to maintain liquidity in the second or third quarter.


II.      Results of Operations

Net loss for the three months ended June 30, 2003 was $(11,003) or $(0.26) per share ($(0.26) diluted per share). Net income for the three months ended June 30, 2002 was $12,741 or $0.25 per share ($0.25 diluted per share). The decrease in income from 2002 to 2003 is primarily due to a $27,014 impairment charge on the Company's below investment grade CMBS securities.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                             For the Three Months Ended June 30,
                                                2003                    2002
                                       ----------------------- ------------------------
                                              Interest                Interest
                                               Income                  Income
                                       ----------------------- ------------------------
CMBS                                          $17,823                  $14,470
Other securities                               12,213                   12,468
Commercial mortgage loans                       2,105                    3,427
Cash and cash equivalents                         209                      491
                                       ----------------------- ------------------------
Total                                         $32,350                  $30,856
                                       ======================= ========================

                                              For the Six Months Ended June 30,
                                                2003                    2002
                                       ----------------------- ------------------------
                                              Interest                Interest
                                               Income                  Income
                                       ----------------------- ------------------------
CMBS                                          $35,232                  $27,749
Other securities                               19,456                   27,868
Commercial mortgage loans                       3,290                    7,046
Cash and cash equivalents                         385                      810
                                       ----------------------- ------------------------
Total                                         $58,363                  $63,473
                                       ======================= ========================

In addition to the foregoing, the Company earned $9,120 and $24,951 in interest income from securities held for trading, $238 and $473 in earnings from real estate joint ventures and $702 and $1,446 in earnings from an equity investment for the three and six months ended June 30, 2003, respectively; and the Company earned $7,420 and $13,708 in interest income from securities held for trading, $262 and $523 in earnings from real estate joint ventures and $194 and $379 in earnings from an equity investment for the three and six months ended June 30, 2002, respectively.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                              For the Three Months Ended June 30,
                                                 2003                     2002
                                       ------------------------- ------------------------
                                               Interest                 Interest
                                               Expense                   Expense
                                       ------------------------- ------------------------
Reverse repurchase agreements                     $5,608                   $7,862
Lines of credit and term loan                        234                      852
CDO liabilities                                    6,825                    1,376
                                       ========================= ========================
Total                                            $12,667                  $10,090
                                       ========================= ========================



                                                 For the Six Months Ended June 30,
                                                   2003                     2002
                                            ---------------------- ------------------------
                                                 Interest                 Interest
                                                 Expense                   Expense
                                            ---------------------- ------------------------
Reverse repurchase agreements                      $11,065                  $16,009
Lines of credit and term loan                          370                    1,547
CDO liabilities                                     13,625                    1,376
                                            ====================== ========================
Total                                              $25,060                  $18,932
                                            ====================== ========================


The foregoing interest expense amounts for the three and six months ended June 30, 2003 do not include $(21) and $241, respectively, of interest expense related to hedge ineffectiveness and $9,091 and $16,141, respectively, of interest expense related to swaps; and for the three and six months ended June 30, 2002 do not include $963 and ($212), respectively, of interest expense related to hedge ineffectiveness and $4,421 and $8,394, respectively, of interest expense related to swaps. See Note 10 in the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of its securities available-for-sale, mortgage loan pools, commercial mortgage loans and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity.

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

The following chart summarizes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment and hedge ineffectiveness.

                                      For the Three Months Ended June 30,
                                     2003                              2002
                                  ---------------------- ---------------------
         Interest income           $41,470                           $38,276
         Interest expense          $21,751                           $14,498
         Net interest margin          3.05%                             4.67%
         Net interest spread          2.66%                             4.12%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,649 and $5,226 for the three and six months ended June 30, 2003, respectively, and were solely base management fees. Management fees paid to the Manager of $2,278 for the three months ended June 30, 2002 were solely base management fees and fees paid to the Manager of $7,685 for the six months ended June 30, 2002 were comprised of base management fees of $4,496 and incentive fees of $3,189. Other expenses/income-net of $591 and $1,173 for the three and six months ended June 30, 2003, respectively, and $497 and $1,073 for the three and six months ended June 30, 2002, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums and due diligence costs.

Other Net Gain (Loss): During the six months ended June 30, 2003 and 2002, the Company sold a portion of its securities available-for-sale for total proceeds of $977,843 and $678,724, respectively, resulting in a realized gain of $3,435 and $75 for the six months ended June 30, 2003 and 2002, respectively. The losses on securities held for trading were $(4,716) and $(11,914) for the three months ended June 30, 2003 and 2002, respectively, and $(15,119) and $(7,900) for the six months ended June 30, 2003 and 2002, respectively. The foreign currency gains (losses) of $18 for the three months ended June 30, 2002 and $(229) for the six months ended June 30, 2002 relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging, which was subsequently paid off in December 2002.

Dividends Declared: On May 20, 2003, the Company declared dividends to its stockholders of $.35 per share, which was paid on July 31, 2003 to stockholders of record on June 30, 2003.

Changes in Financial Condition

Securities Available for Sale: The Company's securities available for sale, which are carried at estimated fair value, included the following at June 30, 2003 and December 31, 2002:



                                                      June 30, 2003                  December 31, 2002
                                                        Estimated                        Estimated
                                                          Fair                              Fair
                Security Description                      Value         Percentage         Value          Percentage
  -------------------------------------------------- ---------------- --------------- ----------------- ----------------

  Commercial mortgage-backed securities:
  CMBS IOs                                                  $ 40,479         2.0%             $ 43,634         4.5%
  Investment grade CMBS                                      179,650         9.0                55,120         5.7
  Non-investment grade rated subordinated
  securities                                                 670,295        33.5               577,371        59.3
  Non-rated subordinated securities                           19,367         0.9                25,335         2.7
  Credit tenant lease                                          9,315         0.5                 9,063         0.9
  Investment grade REIT debt                                 228,292        11.4               183,822        18.9
                                                     ---------------- --------------- ----------------- ----------------
       Total CMBS                                          1,147,398        57.3               894,345        92.0
                                                     ---------------- --------------- ----------------- ----------------

  Single-family residential mortgage-backed securities:
  Agency adjustable rate securities                           36,555         1.8                41,299         4.2
  Agency fixed rate securities                               798,304        39.9                 8,833         0.9
  Residential CMOs                                             8,264         0.4                13,834         1.4
  Hybrid arms                                                 10,854         0.6                14,751         1.5
                                                     ---------------- --------------- ----------------- ----------------
       Total RMBS                                            853,977        42.7                78,717         8.0
                                                     ---------------- --------------- ----------------- ----------------

                                                     ---------------- --------------- ----------------- ----------------
  Total securities available for sale                     $2,001,375       100.0%             $973,062       100.0%
                                                     ================ =============== ================= ================


The increase in the CMBS and investment grade REIT debt is attributable to the attractive opportunities available to the Company to match fund these assets in its two CDOs.

Borrowings: As of June 30, 2003, the Company's debt consisted of collateralized debt obligations, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available for sale, securities held for trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2003, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit and reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's collateralized borrowings:


                                                                           For the Six Months Ended
                                                                                June 30, 2003
                                                       -----------------------------------------------------------------

                                                          June 30, 2003          Maximum              Range of
                                                             Balance             Balance             Maturities
                                                       --------------------- ---------------- --------------------------
Collateralized debt obligations                                    $684,778         $684,902      8.4 to 10.2 years
Reverse repurchase agreements                                       993,152        1,858,434        1 to 30 days
Line of credit and term loan borrowings                              35,824           36,761       284 to 746 days
                                                       --------------------- ---------------- --------------------------


Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At June 30, 2003, the Company had outstanding short positions of 123 ten-year U.S. Treasury Note future contracts. At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of June 30, 2003 and December 31, 2002 consisted of the following:


                                                                  June 30, 2003

                                                             Estimated                  Weighted
                                                    Notional   Fair     Unamortized      Average
                                                     Value     Value        Cost      Remaining Term
                                               -----------------------------------------------------
                    Interest rate swaps             $695,000  $(19,721)        $0       3.76 years
                    Interest rate swaps - CDO        629,472   (45,504)         0       9.68 years
                                               -----------------------------------------------------
                    Total                         $1,324,472  $(65,225)        $0       6.57 years
                                               =====================================================



                                                                December 31, 2002

                                                             Estimated                  Weighted
                                                    Notional   Fair       Unamortized      Average
                                                     Value     Value         Cost      Remaining Term
                                               ------------------------------------------------------
                    Interest rate swaps             $489,000  $(11,948)         $0      1.79 years
                    Interest rate swaps - CDO        653,832   (33,654)          0      9.60 years
                                               -----------------------------------------------------
                    Total                         $1,142,832  $(45,602)         $0      6.31 years
                                               =====================================================


As of June 30, 2003, the Company had designated $1,152,927 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2002, the Company had designated $771,287 notional of the interest rate swap agreements as cash flow hedges.

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

On May 29, 2003, the Company authorized and issued 2,300,000 shares of Series C Preferred Stock, including 300,000 shares of Series C Preferred Stock issued pursuant to an option granted to the underwriters to cover over-allotments. The Series C Preferred Stock is perpetual, carries a 9.375% coupon, and has a preference in liquidation of $57,500. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $55,513.

On May 29, 2003, the Company redeemed 155,000 shares of the Company's 10% Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), at its par value of $25 per share.

In March 2002, the holders of the Company's Series A Preferred Stock converted its remaining 10,000 shares of the Series A Preferred Stock into 34,427 shares of Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 per share lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock.

For the three and six months ended June 30, 2003, the Company issued 353,065 and 686,393 shares, respectively, of Common Stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $4,179 and $7,697, respectively.

As of June 30, 2003, $149,176 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings. As of June 30, 2003, there were no outstanding borrowings under the Company's $75,000 committed credit facility with Greenwich Capital, Inc.

The Company's operating activities provided cash flows of $739,768 and $77,603 during the six months ended June 30, 2003 and 2002, respectively, primarily through net income (loss) and sales of trading securities in excess of purchases.

The Company's investing activities (used) provided cash flows totaling $(326,367) and $461,031 during the six months ended June 30, 2003 and 2002, respectively, primarily to purchase securities available for sale offset by significant sales of securities.

The Company's financing activities used $(423,840) and $(562,140) during the six months ended June 30, 2003 and 2002, respectively, primarily from reductions of the level of short-term borrowings and net of the Series C Preferred Stock offering in 2003.

Although the Company's portfolio of securities available for sale was acquired at a net discount to the face amount of such securities, the Company has received to date, and expects to continue to have, sufficient cash flows from its portfolio to fund dividends to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. As a result of the June 30, 2003 impairment charge the Company did not maintain the minimum debt service coverage ratio for the quarter of 1.5; the lender Deutsche Bank, AG agreed to waive this requirement. As of June 30, 2003, the Company was in compliance with all other covenants.

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors that could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Current conditions in the capital markets for REITs such as the Company have made permanent financing transactions difficult and more expensive than at the time of the Company's initial public offering. Consequently, there can be no assurance that the Company will be able to effectively fund future growth. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

Contingent Liability

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period (the "Installment Payment") to purchase the right to manage the assets under the existing management contract (the "GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's Management Agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to

GMAC. As of June 30, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of PNC Bank and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes:
(i) the incentive fee calculation would be based on earnings determined in accordance with GAAP instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee as defined, based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company commenced the phase-in of the rolling four-quarter high watermark commencing during the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of June 30, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note, which equates to an annual net income threshold of $1.08 per share.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+.

The Company incurred $2,649 and $5,226 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2003, respectively, and $2,278 and $4,497 in base management fees for the three and six months ended June 30, 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $12 and $18 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2003, respectively, and $6 and $11 for the three and six months ended June 30, 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee paid to the Manager was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $3,188 in incentive fees for the six months ended June 30, 2002. There was no incentive fee due to the Manager for the three or six months ended June 30, 2003 and the three months ended June 30, 2002.

On March 17, 1999, the Company's Board of Directors approved an administration agreement with the Manager and the termination of a previous agreement with an unaffiliated third party. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2003, the administration fee was $43 and $86, respectively. For the three and six months ended June 30, 2002, the administration fee was $43 and $86, respectively.

On July 20, 2001, the Company entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On June 30, 2003, the Company owned 18.8% of the outstanding shares in Carbon. The Company's remaining commitment at June 30, 2003 and December 31, 2002 was $32,436 and $35,116, respectively. On February 6, 2003, the Company funded a capital call notice in the amount of $2,680, which was used by Carbon to acquire a mezzanine loan secured by ownership interests in an entity that owns a mixed-use development.

REIT Status:

The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Internal Revenue Code of 1986 with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

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

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The following tables quantify the potential changes in the Company's net portfolio value and net interest income under various interest rates and credit-spread scenarios. The Company views the probability of interest rate changes in terms of standard deviation units. Based on historical data, there is a 68% and 95% statistical probability that rates remained in a range of one and two standard deviation units, respectively. This statistical computation provides a historical context for analyzing changes in interest rates. Net portfolio value is defined as the value of interest-earning assets net of the value of interest-bearing liabilities. It is evaluated using an assumption that interest rates, as defined by the U.S. Treasury yield curve, increase or decrease and the assumption that the yield curves of the rate shocks will be parallel to each other.

Net interest income is defined as interest income earned from interest-earning assets net of the interest expense incurred by the interest-bearing liabilities. It is evaluated using the assumptions that interest rates, as defined by the U.S. LIBOR curve, increase or decrease and the assumption that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of June 30, 2003. Actual results could differ significantly from these estimates.

    Projected Percentage Change In Portfolio Net Market Value
           Given U.S. Treasury Yield Curve Movements

          Change in               Projected Change in
    Treasury Yield Curve,              Portfolio
       +/- Basis Points            Net Market Value
------------------------------- ------------------------
             -200                        4.8%
             -100                        4.1%
             -50                         2.5%
          Base Case                        0
             +50                        (3.3)%
             +100                       (7.5)%
             +200                       (18.5)%

    Projected Percentage Change In Portfolio Net Market Value
              Given Credit Spread Movements

          Change in                Projected Change in
       Credit Spreads,                  Portfolio
       +/- Basis Points             Net Market Value
------------------------------- --------------------------
             -200                         9.2%
             -100                         6.3%
             -50                          3.6%
          Base Case                         0
             +50                         (4.4)%
             +100                        (9.8)%
             +200                        (22.9)%

         Projected Percentage Change In Portfolio Net Interest Income
                             Given LIBOR Movements


                               Projected Change in        Projected Change in
     Change in LIBOR,             Portfolio             Portfolio Net Interest
       +/- Basis Points        Net Interest Income       Income per Share
---------------------------- ------------------------- -----------------------
             -100                       4.2%                     $0.07
             -50                        2.1%                     $0.03
          Base Case                     0                          0
             +50                      (2.1)%                    $(0.03)
             +100                     (4.2)%                    $(0.07)
             +200                     (8.5)%                    $(0.14)

The Company's exposure to changes in short-term interest rates would result in a $0.035 change in net income for every 50 basis point change in LIBOR. The aggregate sensitivity to short-term rates has not changed year over year. However, as detailed above, a significant portion of the Company's illiquid credit sensitive CMBS was match funded in 2002 with no short-term rate risk. As of June 30, 2003, the majority of the Company's short-term rate exposure was concentrated in the highly liquid RMBS portfolio which can be adjusted quickly to react to changes in short-term rates.

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

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B-rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the key assumption. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; therefore, a lower or possibly negative return may result. Additional losses occurring due to greater severity will not have a significant effect as all principal is already assumed to be non-recoverable.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. The Company generally assumes that most, if not all, principal will be recovered by classes rated B or higher.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses would reduce GAAP income going forward by approximately $0.21 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.60 to $0.80 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The total adjusted purchase price of Controlling Class CMBS at June 30, 2003 was $9.93 per share. The amount of adjusted purchase price that is not match funded in a CDO is $4.26 per share. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the repricing and/or maturing of assets and liabilities. It is the Company's objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid as there is a very stable market for the financing of these securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At June 30, 2003, there were no pending legal proceedings to which the Company was a party or to which any of its property was subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 24, 2003, the Company issued 7,700 shares of its Common Stock for an aggregate amount of $65,162 to a former director of a company that was acquired by the Company pursuant to the exercise of stock options held by such former director. These shares were issued in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on May 20, 2003, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 25, 2003, a copy of which has been filed previously with the Securities and Exchange Commission, at which the Company's stockholders approved the election of two directors for a term of three years and the ratification for the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2003.

Proposal 1:   To elect two directors for a three-year term.

         Results:
                                             In Favor           Withheld
                                             --------           --------
         Laurence D. Fink                   37,736,260          6,351,748
         Kendrick R. Wilson, III            43,778,689            309,319

Proposal 2: To ratify and approve the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 2003.

         Results:

               For                     Against                Abstain
               ---                     -------                -------
               43,840,322              188,008                59,678

There were no broker non-votes with respect to the two proposals. The continuing directors of the Company are Hugh R. Frater, Donald G. Drapkin, Carl F. Geuther, Jeffrey C. Keil and Leon Kendall. David M. Applegate resigned from the Company's Board of Directors on May 20, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 Articles Supplementary, dated as of May 21, 2003, relating to the Series C Cumulative

         Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 30, 2003).

4.1 Form of 9.375% Series C Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 30, 2003).

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 13, 2003, the Company filed a Current Report on Form 8-K to report under Item 12 the Company's earnings for the quarter ended March 31, 2003.

On May 23, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 the declaration of a cash dividend on the common stock of the Company for the quarter ending June 30, 2003, the terms of a public offering of $50 million of Series C Cumulative Redeemable Preferred Stock and the resignation of David M. Applegate from the Board of Directors of the Company.

On May 30, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 and file certain documents relating to the sale of the Series C Cumulative Redeemable Preferred Stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANTHRACITE CAPITAL, INC.


Dated:  August 14, 2003                      By: /s/ Hugh R. Frater
                                                -----------------------
                                               Name:  Hugh R. Frater
                                               Title: President and Chief
                                                      Executive Officer


Dated:  August 14, 2003                      By: /s/ Richard M. Shea
                                                 ----------------------
                                                Name:  Richard M. Shea
                                                Title: Chief Operating Officer
                                                       and Chief Financial
                                                       Officer