Form 10-Q
period 2003-09-30
ANTHRACITE CAPITAL INC
filed 2003-11-14
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

                         (1)  Yes  X     No __

        As of November 13, 2003, 49,096,369 shares of common stock ($.001 par value per share) were outstanding.

                                               ANTHRACITE CAPITAL, INC.,
                                                     FORM 10-Q
                                                       INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
Item 1.       Interim Financial Statements........................................................................4

              Consolidated Statements of Financial Condition
              As of September 30, 2003 (Unaudited) and December 31, 2002..........................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2003 and 2002.....................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 2003........................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002...............................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................39

Item 4.       Controls and Procedures............................................................................43

Part II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..........................................................44

Item 6.       Exhibits and Reports on Form 8-K...................................................................44

SIGNATURES.......................................................................................................45

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as "trend," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "potential," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve" and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. Anthracite Capital, Inc. (the "Company") cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and Anthracite assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in Anthracite's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets; (3) the relative and absolute investment performance and operations of the Company's manager, BlackRock Financial Management, Inc. (the "Manager"); (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Manager or The PNC Financial Services Group, Inc.;
(11) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Manager; and (12) the ability of the Manager to attract and retain highly talented professionals.

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's subsequent reports filed with the SEC, accessible on the SEC's website at http://www.sec.gov and on the Company's website at http://www.anthracitecapital.com, identify additional factors that can affect forward-looking statements.

Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements

                                     Anthracite Capital, Inc. and Subsidiaries
                                  Consolidated Statements of Financial Condition
                                         (in thousands, except share data)

                                                                            September 30, 2003             December 31, 2002
                                                                        ---------------------------    -------------------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                   $39,577                      $24,698
Restricted cash equivalents                                                                  19,475                       84,485
Securities available-for-sale, at fair value
     Subordinated commercial mortgage-backed securities ("CMBS")             $708,762                    $602,706
     Residential mortgage backed securities ("RMBS")                          574,096                      78,717
     Investment grade securities                                              520,607                     291,639
                                                                          ------------                  -----------
Total securities available-for-sale                                                       1,803,465                      973,062
Securities held-for-trading, at fair value (RMBS)                                           300,308                    1,427,733
Commercial mortgage loans, net                                                               55,152                       65,664
Investments in real estate joint ventures                                                     7,834                        8,265
Equity investment in Carbon Capital, Inc.                                                    28,069                       14,997
Receivable for investments sold                                                              37,660                            -
Other assets                                                                                 53,736                       40,447
                                                                                        ------------                -------------
     Total Assets                                                                        $2,345,276                   $2,639,351
                                                                                        ============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDO")                                  $684,875                    $684,590
    Secured by pledge of subordinated CMBS                                     94,037                       7,295
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                         687,347                      98,439
    Secured by pledge of securities held-for-trading                          318,914                   1,355,333
    Secured by pledge of investments in real estate joint ventures                512                       1,337
    Secured by pledge of commercial mortgage loans                             22,272                      14,667
                                                                          ------------                  ----------
Total borrowings                                                                         $1,807,957                   $2,161,661
Payable for investments purchased                                                            60,562                          524
Distributions payable                                                                        14,580                       16,589
Other liabilities                                                                            54,153                       54,361
                                                                                        ------------                -------------
     Total Liabilities                                                                   $1,937,252                   $2,233,135
                                                                                        ------------                -------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 400,000 shares authorized;
    48,863 shares issued and outstanding at September 30, 2003; and
    47,398 shares issued and outstanding at December 31, 2002                                   49                           47
10% Series B preferred stock, liquidation preference $43,942 at
    September 30, 2003 and $47,817 at December 31, 2002                                     33,431                       36,379
9.375% Series C preferred stock, liquidation preference $57,500 at
     September 30, 2003                                                                      55,435                       -
Additional paid-in capital                                                                  530,315                      515,180
Distributions in excess of earnings                                                       (100,224)                     (24,161)
Accumulated other comprehensive loss                                                      (110,982)                    (121,229)
                                                                                        ------------                -------------
      Total Stockholders' Equity                                                            408,024                      406,216
                                                                                        ------------                -------------
      Total Liabilities and Stockholders' Equity                                         $2,345,276                   $2,639,351
                                                                                        ============                =============

The accompanying notes are an integral part of these consolidated financial statements.

                                             Anthracite Capital, Inc.
                                 Consolidated Statements of Operations (Unaudited)
                                       (in thousands, except per share data)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                                       September 30,                 September 30,
                                                                ---------------------------  --------------------------
                                                                    2003            2002         2003          2002
                                                                ------------   ------------  -----------   ------------
Income:
    Interest from securities available-for-sale                  $  34,007       $  22,229    $  88,695      $  77,846
    Interest from commercial mortgage loans                          1,190           4,307        4,480         11,353
    Interest from trading securities                                 3,709          14,324       28,660         28,032
    Earnings from real estate joint ventures                           221             245          695            768
    Earnings from equity investment in Carbon Capital, Inc.            749             262        2,194            641
    Interest from cash and cash equivalents                            453             387          838          1,197
                                                                ------------   ------------  -----------   ------------
        Total income                                                40,329          41,754      125,562        119,837
                                                                ------------   ------------  -----------   ------------
Expenses:
    Interest                                                        20,575          14,918       56,863         35,997
    Interest-trading securities                                      1,039           3,918        6,193          9,953
    Management and incentive fee                                     2,115           2,382        7,341         10,067
    Other expenses                                                     551             701        1,724          1,774
                                                                ------------   ------------  -----------   ------------
        Total expenses                                              24,280          21,919       72,121         57,791
                                                                ------------   ------------  -----------   ------------

Other net gain (loss):
(Loss) gain on sale of available-for-sale securities                (4,704)          9,538       (1,269)         9,613
Loss on securities held-for-trading                                (28,154)        (15,948)     (43,273)       (23,848)
Foreign currency loss                                                    -            (151)           -           (380)
Loss on impairment of securities                                    (5,412)              -      (32,426)             -
                                                                ------------   ------------  -----------   ------------
       Total other net loss                                        (38,270)         (6,561)     (76,968)       (14,615)
                                                                ------------   ------------  -----------   ------------

(Loss) income before cumulative transition adjustment              (22,221)         13,274      (23,527)        47,431
                                                                ------------   ------------  -----------   ------------

Cumulative transition adjustment - SFAS 142                              -               -           -           6,327
                                                                ------------   ------------  -----------   ------------

Net (loss) income                                                  (22,221)         13,274      (23,527)        53,758

Dividends and accretion on preferred stock                           2,491           1,196        5,298          3,967
                                                                ------------   ------------  -----------   ------------

Net (loss) income to Common Stockholders                         $ (24,712)     $   12,078    $ (28,825)    $   49,791
                                                                ============   ============  ===========   ============

Net (loss) income per common share, basic:
    (Loss) income before cumulative                              $   (0.51)          $0.26    $   (0.60)    $     0.94
     transition adjustment
    Cumulative transition adjustment - SFAS 142                           -              -            -           0.14
                                                                ------------   ------------  -----------   ------------
      Net (loss) income                                          $   (0.51)     $     0.26      $(0.60)          $1.08
                                                                ============   ============  ===========   ============

Net (loss) income per common share, diluted:
    (Loss) income before cumulative transition adjustment        $   (0.51)     $     0.26    $  (0.60)          $0.94
      Cumulative transition adjustment - SFAS 142                        -              -            -            0.14
                                                                ------------   ------------  -----------   ------------
      Net (loss) income                                          $   (0.51)          $0.26    $  (0.60)      $    1.08
                                                                ============   ============  ===========   ============

Weighted average number of shares outstanding:
    Basic                                                           48,405          46,571      47,956          46,126
    Diluted                                                         48,405          46,605      47,956          46,172

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2003
(in thousands)
=================================================================================================================================
                                                 Series    Series               Distri-    Accumulated                   Total
                                      Common       B         C      Additional  butions       Other                      Stock-
                                       Stock,   Preferred Preferred   Paid-In  In Excess   Comprehensive  Comprehensive  holders'
                                     Par Value   Stock     Stock     Capital   Of Earnings    Loss            Loss       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $47     $36,379             $515,180    $(24,161)  $(121,229)                   $406,216


Net loss                                                                         (23,527)                  $(23,527)     (23,527)
                                                                                                          ---------

Unrealized gain on cash flow hedges                                                            1,583          1,583        1,583

Reclassification adjustments from
cash flow hedges included in
net loss                                                                                       5,845          5,845        5,845

Change in net unrealized gain on
securities available-for-sale,
net of reclassification adjustment                                                             2,819          2,819        2,819
                                                                                                         ----------
Other Comprehensive Income                                                                                   10,247
                                                                                                         ----------
Comprehensive Loss                                                                                        $ (13,280)
                                                                                                         ==========

Dividends declared-common stock                                                  (47,238)                                (47,238)

Issuance of Series C preferred
  stock                                                   $55,435                                                         55,435

Redemption of Series B
preferred stock                                  (2,948)                (926)                                             (3,874)


Dividends on preferred stock                                                      (5,298)                                 (5,298)


Issuance of common stock                     2                        16,061                                              16,063
---------------------------------------------------------------------------------------------------------------------------------


Balance at September 30, 2003              $49  $33,431   $55,435   $530,315   $(100,224)  $(110,982)                   $408,024
                                     =============================================================================================


Disclosure of reclassification
adjustment:

Unrealized holding gain                                                                                       $4,088
Reclassification for realized gains
  previously recorded as unrealized                                                                           (1,269)
                                                                                                           ----------
                                                                                                              $2,819
The accompanying notes are an integral part of these consolidated financial statements.                     ==========

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
====================================================================================================================================
                                                                                                For the Nine Months Ended
                                                                                         September 30, 2003    September 30, 2002
                                                                                        -------------------------------------------

Cash flows from operating activities:

     Net (loss) income                                                                       $ (23,527)             $ 53,758

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

        Net sale (purchase) of trading securities                                              411,378              (470,148)
        Net loss on sale of securities                                                          44,542                14,235
        Cumulative transition adjustment                                                             -                (6,327)
        Loss on impairment of securities                                                        32,426                     -
        Premium amortization                                                                       500                 2,337
        Non-cash portion of net foreign currency gain                                                -                (1,195)
        Equity in earnings in excess of distributions from Carbon Capital, Inc.                   (990)                    -
        Decrease in other assets                                                                (2,485)              (11,486)
        (Decrease) increase in other liabilities                                                  (208)               44,758
                                                                                       ---------------------------------------

Net cash provided by (used in) operating activities                                             461,636             (374,068)
                                                                                       ---------------------------------------

Cash flows from investing activities:

     Purchase of securities available-for-sale                                              (1,808,931)             (664,545)
     Funding of commercial mortgage loans                                                      (11,520)               (3,370)
     Repayments received from commercial mortgage loans                                         12,413                12,384
     Decrease (increase) in restricted cash equivalents                                         65,010                (3,037)
     Principal payments received on securities available-for-sale                              255,389               155,929
     Distributions from real estate joint ventures in excess of equity in earnings                 431                   118
     Investment in Carbon Capital, Inc.                                                         (7,945)                    -
     Proceeds from sale of securities available-for-sale                                      1,394,664              871,427
     Net payments on hedging securities                                                         (5,643)               (7,235)
                                                                                       ---------------------------------------
Net cash (used in) provided by investing activities                                           (106,132)              361,671
                                                                                       ---------------------------------------

Cash flows from financing activities:
     Net (decrease) increase of borrowings                                                    (353,704)               40,968
     Proceeds from issuance of common stock, net of offering costs                              16,063                14,355
     Redemption of Series B preferred stock                                                     (3,874)                    -
     Proceeds from issuance of Series C preferred stock, net of offering costs                  55,435                     -
     Dividends paid on common stock                                                            (50,146)              (49,552)
     Dividends paid on preferred stock                                                          (4,399)               (3,961)
                                                                                       ---------------------------------------

Net cash (used in) provided by financing activities                                           (340,625)                1,810
                                                                                       ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                            14,879               (10,587)

Cash and cash equivalents, beginning of period                                                  24,698                43,071
                                                                                       ---------------------------------------
Cash and cash equivalents, end of period                                                       $39,577              $ 32,484
                                                                                       =======================================
Supplemental disclosure of cash flow information:

     Interest paid                                                                             $63,086              $ 52,745
                                                                                       =======================================
     Investments purchased not settled                                                         $60,562              $  5,725
                                                                                       =======================================
     Investments sold not settled                                                              $37,660              $205,258
                                                                                       =======================================


The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per share and share data)
-----------------------------------------------

Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support its quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's core investment activities focus on (i) investing in below investment grade CMBS where the Company has the right to control the foreclosure/workout process on the underlying loans, and (ii) originating high yield commercial real estate loans. The Company also manages excess liquidity with a portfolio of investment grade real estate related securities. This portfolio is being reduced over time.

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


Note 2         ACCOUNTING CHANGE AND NEW PRONOUNCEMENTS

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

In November of 2002, the FASB issued Interpretation No. 45 "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 consolidated financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not believe that the initial recognition and measurement provisions of this Interpretation will have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities for financial statements issued after December 15, 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities; however, until the Company completes its evaluation it cannot make any definitive conclusion of what effect, if any, that the implementation of this Interpretation will have on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). SFAS 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of July 1, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.


Note 3        NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic income per share is calculated by dividing net
(loss) income to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect, if any, of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                         September 30,                    September 30,
                                                                      2003            2002            2003            2002
-------------------------------------------------------------    ------------------------------   ------------------------------
Numerator:

     Net (loss) income to common stockholders before
     cumulative transition adjustment                                $(24,712)         $12,078      $(28,825)          $43,464

     Cumulative transition adjustment                                     -                  -             -             6,327
                                                                 --------------   -------------   -------------    -------------
     Numerator for basic (loss) earnings per share                    (24,712)          12,078       (28,825)           49,791
                                                                 --------------   -------------   -------------    -------------
     Numerator for diluted (loss) earnings per share                 $(24,712)         $12,078      $(28,825)          $49,791
                                                                 ==============   =============   =============    =============

Denominator:

     Denominator for basic (loss) earnings per share-
     weighted average common shares outstanding                        48,405           46,571        47,956            46,126

     Effect of 10.5% Series A senior cumulative
     redeemable preferred stock                                             -                -             -                10

     Dilutive effect of stock options                                       -               34             -                36
                                                                 --------------   -------------   -------------    -------------
     Denominator for diluted (loss) earnings per share-
     weighted average common shares outstanding and
     common share equivalents outstanding                              48,405           46,605        47,956            46,172
                                                                 ==============   =============   =============    =============

Basic net (loss) income per weighted average common share:

     (Loss) income before cumulative transition adjustment             $(0.51)           $0.26       $ (0.60)            $0.94

     Cumulative transition adjustment - SFAS 142                            -               -              -              0.14
                                                                 --------------   -------------   -------------    -------------
     Net (loss) income                                                 $(0.51)           $0.26       $ (0.60)            $1.08
                                                                 ==============   =============   =============    =============

Diluted net (loss) income per weighted average common share and common share equivalents:

     (Loss) income before cumulative transition adjustment             $(0.51)           $0.26       $ (0.60)            $0.94

     Cumulative transition adjustment - SFAS 142                             -               -             -              0.14
                                                                 --------------   -------------   -------------    -------------
     Net (loss) income                                                 $(0.51)           $0.26       $ (0.60)            $1.08
                                                                 ==============   =============   =============    =============

Note 4        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2003 are summarized as follows:

                                                                             Gross            Gross          Estimated
                                                          Amortized        Unrealized      Unrealized          Fair
                   Security Description                     Cost             Gain              Loss            Value
---------------------------------------------------    ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                       $   49,898       $  2,250       $   (319)        $   51,829
Investment grade CMBS                                          247,806          8,213         (4,686)           251,333
Non-investment grade rated subordinated securities             738,559         21,921        (76,670)           683,810
Non-rated subordinated securities                               23,515          4,954         (3,517)            24,952
Credit tenant lease                                              8,920             59               -             8,979
Investment grade REIT debt                                     190,518         18,310           (362)           208,466
                                                       ---------------- ---------------- --------------- -----------------
     Total CMBS                                              1,259,216         55,707        (85,554)         1,229,369
                                                       ---------------- ---------------- --------------- -----------------

Single-family residential mortgage-backed
securities (RMBS):
Agency adjustable rate securities                              198,025            171         (4,047)           194,149
Agency fixed rate securities                                   371,127              -         (5,919)           365,208
Residential CMOs                                                 6,259            147            (21)             6,385
Hybrid adjustable rate mortgages ("ARMs")                        8,349              5               -             8,354
                                                       ---------------- ---------------- --------------- -----------------
     Total RMBS                                                583,760            323         (9,987)           574,096
                                                       ---------------- ---------------- --------------- -----------------

                                                       ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                         $1,842,976       $ 56,030       $(95,541)        $1,803,465
                                                       ================ ================ =============== =================

As of September 30, 2003, an aggregate of $1,809,812 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of September 30, 2003, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("Reported Yield") was 9.6% per annum. The anticipated Reported Yield of the Company's investment grade CMBS available-for-sale was 6.0%. The anticipated Reported Yield of the Company's RMBS available-for-sale was 3.8%. The Company's Reported Yields on its subordinated CMBS and investment grade securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's Reported Yields on its subordinated CMBS and CMBS IOs include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS and CMBS IOs that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the Report Yields, discussed above and elsewhere, will be achieved.

During the third quarter of 2003, the Company determined it is unlikely that further payments will be received from a franchise loan backed security and wrote this security down to zero, despite its par balance of $16,366 as of September 30, 2003. As a result, the Company recorded an impairment charge for the quarter of $5,412 ($0.11 per share). The market value of this franchise loan backed security had previously been reduced in the second quarter of 2003.

The Company monitors credit performance on its CMBS portfolio on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company believes require close monitoring.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of September 30, 2003:

 ----------------------------------------------------------------------------
|                                                 |     September 30, 2003    |
| ------------------------------------------------|---------------------------|
|                              |                  |  Number of   |    % of    |
|                              |   Principal*     |    Loans     | Collateral |
| -----------------------------|------------------|--------------|------------|
| Past due 30 days to 60 days  |       $13,325    |        4     |    0.12%   |
| -----------------------------|------------------|--------------|------------|
| Past due 60 days to 90 days  |         6,470    |        3     |    0.06    |
| -----------------------------|------------------|--------------|------------|
| Past due 90 days or more     |       125,261    |       16     |    1.12    |
| -----------------------------|------------------|--------------|------------|
| Real estate owned ("REO")    |        18,773    |        4     |    0.17    |
| -----------------------------|------------------|--------------|------------|
| Total delinquent             |       163,829    |       27     |    1.47    |
|  ----------------------------|------------------|--------------|------------|
| Total principal balance      |   $11,161,373    |    2,161     |            |
 ------------------------------------------------------------------------------
* Of this total $305,471 of loans have been "defeased" and are now secured by Treasury securities, thereby removing real estate and borrower risk.


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


Note 5        SECURITIES HELD-FOR-TRADING

Securities held-for-trading reflect investments that the Company may make for short periods of time. The Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts, interest rate swap agreements and other fixed income or fixed income derivative securities.

The Company's securities held-for-trading are carried at estimated fair value. At September 30, 2003, the Company's securities held-for-trading consisted of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Associates ("FNMA") mortgage pools with an estimated fair value of $330,561, and a short forward commitment with an estimated fair value of ($30,253).

These mortgage pools consist of hybrid ARMs, which bear interest at fixed rates for a specified period, generally less than 10 years, after which the rates are periodically reset to market; and whole pools, which have a fixed coupon over the life of the security.

For the three and nine months ended September 30, 2003, losses on securities held-for-trading in the consolidated statements of operations of $28,154 and $43,273, respectively, are largely attributable to the Company's repositioning and reduction of the RMBS portfolio and associated hedges. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates.


Note 6        COMMON STOCK

On March 6, 2003, the Company declared dividends to common stockholders of $0.35 per share, which were paid on April 30, 2003 to stockholders of record on March 31, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

On May 20, 2003, the Company declared dividends to common stockholders of $0.35 per share, which were paid on July 31, 2003 to stockholders of record on June 30, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

On September 25, 2003, the Company declared dividends to common stockholders of $0.28 per share, which were paid on October 31, 2003 to stockholders of record on September 30, 2003. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

For the nine months ended September 30, 2003, the Company issued 1,355,006 shares of common stock of the Company, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $15,113. For the nine months ended September 30, 2002, the Company issued 1,132,314 shares of Common Stock, under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $12,546.

For the nine months ended September 30, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

In March 2002, the remaining 10,000 shares of the Company's 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") were converted to 34,427 shares of Common Stock at a price of $7.26 per share in accordance with the terms of the Series A Preferred Stock.

Note 7        PREFERRED STOCK

On May 29, 2003, the Company authorized and issued 2,300,000 shares of 9.375% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), par value $0.001 per share, including 300,000 shares of Series C Preferred Stock issued pursuant to an option granted to the underwriters to cover over-allotments. The Series C Preferred Stock is perpetual, carries a 9.375% coupon and has a preference in liquidation of $57,500. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $55,435.

On May 29, 2003, the Company redeemed 155,000 shares of the Company's 10% Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), at its liquidation value of $25 per share.


Note 8        TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with BlackRock Financial Management, Inc. (the "Manager"), a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on earnings determined in accordance with GAAP instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which provides for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company calculates the incentive fee, as defined, based upon the current and prior three quarters' net income
(loss). The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee ("Yearly Incentive Fee") is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company commenced the phase-in of the rolling four-quarter high watermark during the second quarter of 2003. Calculation of the incentive fee is based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The high watermark is based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of September 30, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note, which equates to an annual net income threshold of $1.08 per share.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third quarter of 2003. This reduction resulted in $529 of savings for the third quarter of 2003. The Manager will maintain a 20% reduction from the calculated amounts for the fourth quarter of 2003 and the first quarter of 2004.

The Company incurred $2,115 and $7,341 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2003, respectively, and $2,376 and $6,872 in base management fees for the three and nine months ended September 30, 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $11 and $29 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2003, respectively, and $0 and $11 for the three and nine months ended September 30, 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee paid to the Manager was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $6 and $3,195 in incentive compensation for the three and nine months ended September 30, 2002, respectively. There was no incentive fee due to the Manager for the three or nine months ended September 30, 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement became effective January 1, 1999 and can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2003, the administration fee was $44 and $130, respectively. For the three and nine months ended September 30, 2002, the administration fee was $42 and $128, respectively.

The Company has entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On September 30, 2003, the Company owned 18.8% of the outstanding shares in Carbon. The Company's remaining commitment at September 30, 2003 was $23,034.

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of Common Stock and 2,261,000 shares of Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period (the

"Installment Payment") to purchase the right to manage the assets under the existing management contract (the "GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's Management Agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.


Note 9         BORROWINGS

Certain information with respect to the Company's collateralized borrowings at September 30, 2003 is summarized as follows:

                              Lines of         Reverse                                 Total
                             Credit and      Repurchase      Collateralized       Collateralized
                             Term Loans      Agreements     Debt Obligations        Borrowings
                            -----------------------------------------------------------------------
Outstanding borrowings           $73,964       $1,049,118          $684,875          $1,807,957
Weighted average
    borrowing rate                 2.54%            1.16%             6.60%               3.28%
Weighted average
    remaining maturity          559 days          20 days        3,125 days          1,219 days
Estimated fair value of
    assets pledged              $130,809       $1,131,038          $775,328          $2,037,175

As of September 30, 2003, the Company's collateralized borrowings had the following remaining maturities:

                          Lines of          Reverse                                    Total
                       Credit and Term    Repurchase       Collateralized Debt     Collateralized
                            Loans         Agreements          Obligations            Borrowings
                     -----------------------------------------------------------------------------
Within 30 days            $     -           $1,049,118           $      -          $1,049,118
31 to 59 days                   -                    -                  -                   -
Over 60 days               73,964                    -            684,875             758,839
                     =============================================================================
                          $73,964           $1,049,118           $684,875          $1,807,957
                     =============================================================================

Under the lines of credit and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. As a result of the loss incurred for the third quarter of 2003, the Company did not maintain the minimum debt service coverage ratio for the quarter of 1.5 required by one of its lenders; the respective lender agreed to waive this requirement. As of September 30, 2003, the Company was in compliance with all other covenants.


Note 10      DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and ineffective portions of changes in the fair value are recognized in earnings.

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and as trading derivatives intended to offset changes in fair value related to securities held as trading assets. On the date on which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a fair value hedge, which is accounted for as a trading security.

As of September 30, 2003, the Company had interest rate swaps with notional amounts aggregating $1,167,265 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $41,259 liability included in other liabilities in the consolidated statements of financial condition. For the nine months ended September 30, 2003, the net change in the fair value of the interest rate swaps was an increase of $1,408, of which $175 was deemed ineffective and is included as an increase of interest expense and $1,583 was recorded as an addition to OCI. As of September 30, 2003, the $1,167,265 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 5.65 years.

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

During the nine months ended September 30, 2003, the Company terminated one of its interest rate swaps with a notional amount of $200,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $1,593 loss in value incurred, over 1.9 years, which was the remaining term of the swap at the time it was closed out. For the three and nine months ended September 30, 2003, $212 and $264, respectively, were reclassified as an increase to interest expense and $212 will be reclassified as an increase to interest expense during each quarter for the next 12 months.

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

As of September 30, 2003, the Company had four interest rate swaps with notional amounts aggregating $611,545 designated as trading derivatives. Their aggregate fair value was a $312 liability included in other liabilities in the consolidated statements of financial condition. For the nine months ended September 30, 2003, the change in fair value for these trading derivatives was a decrease of $852 and is included as an addition to loss on securities held-for-trading in the consolidated statements of operations. As of September 30, 2003, the $611,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 4.31 years.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that agreement. At September 30, 2003 and 2002, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $18,677 and $25,163, respectively. The Company does not anticipate non-performance by any counterparty.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to changes in long-term interest rates.

At September 30, 2003, the Company had outstanding short positions of 1,653 ten-year U.S. Treasury Note future contracts expiring in December 2003, which represented $165,300 in face amount of U.S. Treasury Notes. The estimated fair value of these contracts was approximately $(179,896) included in other assets at September 30, 2003, and the change in fair value related to these contracts is included as a component of loss on securities held-for-trading in the consolidated statements of operations.

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

As of September 30, 2002 the Company entered into an agreement to exchange (pound)8,831 (pounds sterling) for $13,662 (U.S. dollars) on January 21, 2003. The contract was intended to economically hedge currency risk in connection with the Company's investment in the London Loan, which is denominated in pounds sterling. The estimated fair value of the forward currency exchange contract was a liability of $159 at September 30, 2002 and was recognized as a reduction of foreign currency losses for the nine months ended September 30, 2002. In certain circumstances, the Company may be required to provide collateral to secure its obligations under the forward currency exchange contracts, or may be entitled to receive collateral from the counter party to the forward currency exchange contracts. At September 30, 2002, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $2,300.


Note 11      SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company acquired a mezzanine real estate loan which increased its commercial real estate loans by $7,000. In addition, the Company reduced its RMBS portfolio by an additional $130,000 through sales of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures are expressed in thousands, except share or per share amounts.

I.       General

The Company is a finance company organized as a Real Estate Investment Trust ("REIT") that earns income based on the difference between the yield on its assets and the cost of its liabilities. The Company's primary long-term objective is to distribute dividends supported by earnings. To the extent the Company's earnings change based on changes in asset levels, funding rates, available reinvestment rates, expected losses on credit sensitive positions and changes in risk or market conditions, shareholders can expect dividends to be adjusted accordingly. Over the long term, the Company's earnings are primarily maintained by consistent credit performance on its commercial real estate investments, stability of the capital structure and reinvestment rates. The Company's commercial real estate credit performance has been within expectations. Delinquencies and losses realized will continue to rise as the portfolio matures but the Company believes it has adequate loss reserves reflected in its loss adjusted yields.

The Company's capital structure strategy is to issue liabilities that match the cash flow characteristics of its portfolio of investments through the issuance of collateralized debt obligations ("CDOs") in conjunction with fixed rate preferred stock offerings and common stock offerings. At the end of the third quarter of 2003, the Company decided to accelerate its strategic reduction of residential mortgage backed securities ("RMBS") due to the volatility of interest rates and structural changes in the RMBS market. See "Item 3-Quantitative and Qualitative Disclosures about Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The Company continues to maintain a positive, though controlled, exposure to both long- and short-term rates through its active hedging strategies. The Company also will continue to seek out the best long-term matched financing solutions to lock in attractive spreads on the Company's commercial real estate securities portfolio, which the Company believes will likely be through another CDO transaction as the market continues to offer opportunities to issue cost-effective debt.

For the quarter ended September 30, 2003, the Company recorded a net loss of $0.51 per share. For the quarter ended September 30, 2002, the Company recorded net income of $0.26 per share. Included in the net loss for the third quarter of 2003 are realized and unrealized gains and losses that net to a loss of $34,019 ($0.70 per share), which are attributable to the RMBS portfolio and expenses of hedging that portfolio.

Net loss for the quarter also includes a write down of $5,412 ($0.11 per share) on a franchise loan backed security. The Company determined it is unlikely that further payments will be received from this franchise loan backed security and wrote this security down to zero, despite its par balance of $16,366 as of September 30, 2003. The write down of $0.11 per share had only a $0.02 per share effect on the Company's net asset value ("NAV") at September 30, 2003 compared to the NAV at June 30, 2003.

The Company's ongoing investment activities encompass two core investment activities:
       1)    Commercial Real Estate Securities
       2)    Commercial Real Estate Loans

The Company considers its commercial real estate securities to be commercial mortgage backed securities ("CMBS") and investment grade REIT debt. The commercial real estate securities portfolio represents broad exposure to commercial real estate lending and provides diversification and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten-year weighted average life). These investments generally take the form of CMBS. A CMBS investment represents an interest in a pool of commercial mortgages that are aggregated in a trust. The cash flow from the pool is used to pay principal and interest to the trust. The Company purchases mainly the below investment grade securities issued by these trusts. Each class of CMBS receives its designated amount of par along with a monthly interest coupon. These securities can be financed through the issuance of secured debt that matches the life of the investment through the issuance of CDOs. This match funding strategy eliminates the interest rate risk inherent in holding these types of assets. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time (typically, a three to five year weighted average life) through investments in loans secured by specific property types in specific regions. This asset class is financed with committed credit facilities which significantly reduces interest rate risk of financing this asset class.

Historically, the Company has invested its excess liquidity in a portfolio of RMBS. The continued volatility of this asset class is not consistent with the Company's objective of maintaining stable earnings and so is being reduced over time to represent less than 25% of the Company's total portfolio within the next few quarters, subject to the availability of high yield real estate assets and other market conditions. In addition, the Company must maintain 55% of its total assets in qualifying real estate assets for regulatory purposes. Currently the RMBS portfolio provides a significant portion of this requirement.

The following table illustrates the mix of the Company's asset types as of September 30, 2003 and December 31, 2002:

                                                        Carrying Value as of
                                             September 30, 2003      December 31, 2002
                                              Amount        %         Amount        %
                                           ------------------------------------------------
Commercial real estate securities             $1,229,369     56.0%      $894,345      35.9%
Commercial real estate loans(1)                   91,055       4.2        88,926       3.6
Residential mortgage backed securities           874,404      39.8     1,506,450      60.5
                                           ------------------------------------------------

Total                                         $2,194,828    100.0%    $2,489,721    100.0%
                                           ------------------------------------------------
(1) Includes real estate joint ventures and equity investments.


Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate debt securities. Commercial real estate debt securities include below investment grade CMBS, as well as investment grade CMBS and REIT debt. During the nine months ended September 30, 2003, the Company increased total assets in this sector by 37% from $894,345 to $1,229,369.

Included in the Company's December 10, 2002 collateralized debt obligation ("CDO II") was a ramp facility to fund the purchase of $50,000 of par of below investment grade CMBS by September 30, 2003. The increase in commercial real estate securities for the nine months ended September 30, 2003 includes $50,000 of par of CMBS that was purchased with proceeds from the ramp facility. In August 2003, this ramp was fully utilized when the Company acquired $62,111 of par of a 2003 vintage controlling class CMBS transaction. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class CMBS"). This acquisition is the Company's ninth Controlling Class CMBS transaction. The total par of the underlying loans in this transaction is $1,183,080; the underlying loan loss expectation is estimated at 2.35% and the loss-adjusted yield on the securities rated B- and lower in aggregate is 11.36%. The non-rated and B- rated tranches of this transaction were purchased to yield an initial cash-on-cash return of 21.17% and 18.86%, respectively, and loss-adjusted yields of 9.00% and 14.42%, respectively.

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities included in the two CDOs as of September 30, 2003:

                                                                                   Adjusted                   Loss
                                                     Fair Market     Dollar        Purchase       Dollar     Adjusted
                                         Par            Value        Price          Price         Price       Yield
                                   ------------------------------------------------------------------------------------
Investment grade CMBS                    $47,730         $52,690      110.39        $46,755       97.96         7.6%
Investment grade REIT debt               171,545         192,568      112.26        174,258      101.58         6.5
CMBS rated BB+ to B                      630,264         499,470       79.25        514,276       81.60         9.2
Credit tenant lease                        8,927           8,979      100.58          8,920       99.92         6.1
                                   ------------------------------------------------------------------------------------
Total                                   $858,466        $753,707       87.80       $744,209       86.69         8.5%
                                   ====================================================================================

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities exclusive of the two CDOs as of September 30, 2003:

                                                                                   Adjusted                   Loss
                                                     Fair Market     Dollar        Purchase       Dollar     Adjusted
                                         Par            Value        Price          Price         Price       Yield
                                   ------------------------------------------------------------------------------------
Investment grade CMBS                    $200,278       $195,324       97.53      $197,802          98.76       4.6%
Investment grade REIT debt                 15,000         15,897      105.98        16,261         108.40       4.6
CMBS rated BB+ to B                       174,306        124,320       71.32       140,213          80.44       8.9
                                   ------------------------------------------------------------------------------------
Sub-Total                                 389,584        335,541       86.13       354,276          90.94       6.3%
                                   ------------------------------------------------------------------------------------
CMBS rated B- or lower                    304,370         84,972       27.92       107,584          35.35      12.6
CMBS IOs                                1,342,744         51,830        3.86        49,898           3.72       8.8
Other                                       4,000          3,319       82.98         3,251          81.27       7.0
                                   ------------------------------------------------------------------------------------
Total                                  $2,040,698       $475,662       23.31      $515,009          25.24       7.9%
                                   ====================================================================================

Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investments into two portfolios: the nine Controlling Class CMBS and other below investment grade CMBS. The distinction between the two portfolios is whether the Company has controlling class rights. This form of ownership does not alter the fact that the Company bears full credit risk of the underlying loan portfolio for the Controlling Class CMBS and limited credit risk for the other below investment grade CMBS. The Company's risk process treats all of the loans in Controlling Class CMBS as if owned directly. The Company estimates credit loss expectations for these securities after detailed underwriting of all loans in the Controlling Class pool.

At September 30, 2003, the Company owned Controlling Class CMBS in nine separate transactions with a market value of $435,428 and a par of $805,044. The total principal amount of commercial real estate loans underlying these transactions at their respective acquisition dates was $12,705,741, and the Company computes its loss adjusted yield assuming $260,817, or 2.05%, would be uncollectable. As of September 30, 2003, the remaining principal amount of the commercial real estate loans after paydowns, amortization and defeasance was $11,161,373, and of the $260,817 of assumed losses, $51,737 has been realized; therefore, $209,080, or 80%, of the assumed losses have not been realized. The $51,737 includes losses of $6,999 on loans deemed uncollectable during the third quarter and includes $7,169 for a pending real estate owned liquidation. The average severity of all loan losses recognized through September 30, 2003 was 32%. Loan loss severity is the loss from the underlying loans which the Company incurs, including unpaid interest, late fees and servicer advances, when an underlying loan is subject to workout with the loan servicer. Realized losses are expected to increase on the underlying loans as the portfolio ages. Special servicer expenses are also expected to increase as the portfolio matures.

The Company's loss expectations by vintage year are described in the following table. The Company acquired these assets in the same year as the vintage indicated. The Company did not acquire Controlling Class CMBS in 2000 or 2002.

                       Loss           Underlying Loan
                    Expectation           Balance            % of Collateral
                --------------------------------------------------------------
    1998              $166,639          $8,826,676              1.89%
    1999                19,451             760,414              2.56%
    2001                23,797             929,182              2.56%
    2003                50,930           2,189,469              2.33%
                --------------------------------------------------------------
                      $260,817         $12,705,741              2.05%

The Company's other below investment grade CMBS have no rights to control the workout and/or disposition of underlying loan defaults; however, they are not the first to absorb losses from defaulted loans in the underlying pools. The total par of the other below investment grade CMBS is $302,296 and the fair market value is $269,350.

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

Morgan Stanley & Co., Inc. also tracks CMBS loan delinquencies for specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2003, the Morgan Stanley index indicated that delinquencies on 227 securitizations was 2.39%, and as of June 30, 2003, this same index indicated that delinquencies on 219 securitizations was 2.19%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The table below shows current delinquency and underlying loan losses recognized on the Company's Controlling Class CMBS and the Lehman Brothers September 2003 Conduit Guide delinquency statistics by vintage year.

                                                                    The Lehman Brothers September
                                As of September 30, 2003                  2003 Conduit Guide
                            ------------------------------------------------------------------------
                                                      Losses                              Losses
                                                    Recognized        Delinquency        Recognized
                             Delinquency as a         as % of          as a % of          % of as
                             % of Underlying         Underlying       Underlying        Underlying
                                Loans                  Loans*            Loans             Loans*
                            ------------------------------------------------------------------------
 1998 Transactions                  2.06%                0.54%           2.63%              0.47%
 1999 Transactions                  0.32%                0.50%           2.06%              0.20%
 2001 Transactions                  0.00%                0.00%           0.95%              0.06%
 2003 Transactions                  0.00%                0.00%           0.05%              0.00%
                            ------------------------------------------------------------------------
 Average-All Transactions           1.37%                0.41%           1.95%              0.34%
                            ------------------------------------------------------------------------

 As of June 30, 2003                1.74%                0.34%           1.84%              0.33%

    * Delinquency statistics are weighted by the Company's current loan balance, and loss statistics are weighted by cutoff principal balance

The Company's investment in its nine Controlling Class CMBS by credit rating category at September 30, 2003 is as follows:

                     Fair Market   Dollar       Adjusted       Dollar     Subordination
            Par         Value       Price    Purchase Price     Price         Level
         ----------------------------------------------------------------------------------
BB+          $84,503      $73,316     $86.76          $72,433     $85.72      7.45%
BB            89,945       75,490      83.93           76,577      85.14      5.99
BB-          101,393       71,485      70.50           80,647      79.54      5.03
B+            44,314       29,004      65.45           30,928      69.79      3.40
B            182,119      105,161      57.74          132,415      72.71      3.01
B-            95,221       42,392      44.52           58,477      61.41      1.81
CCC           79,212       17,628      22.25           25,593      32.31      1.15
NR           128,337       20,952      16.33           19,870      15.48       n/a
         ----------------------------------------------------------------------------------
Total       $805,044     $435,428     $54.09         $496,940     $61.73

The Company's investment in its seven Controlling Class CMBS by credit rating category at December 31, 2002 is as follows:

                       Fair Market   Dollar       Adjusted       Dollar     Subordination
              Par         Value       Price    Purchase Price     Price         Level
         -----------------------------------------------------------------------------------
BB+            $65,159      $56,543      86.78          $56,181      86.22      8.26%
BB              58,170       48,674      83.68           48,560      83.48      6.73
BB-             84,972       59,415      69.92           68,623      80.76      5.48
B+              32,329       21,533      66.61           23,173      71.68      3.72
B              168,435       99,815      59.26          125,197      74.33      3.35
B-              87,231       40,335      46.24           53,415      61.23      2.32
CCC             70,407       17,715      25.16           28,942      41.11      1.46
NR             123,269       23,512      19.07           32,420      26.30       n/a
         -----------------------------------------------------------------------------------
Total         $689,972     $367,542      53.27         $436,511      63.26

Additionally, the Company is continuing to perform a detailed re-underwriting for a significant amount of the underlying loans from its 1998 vintage CMBS over the next 12 months. Upon completion, the Company may determine that its Reported Yields and book values need to be adjusted. The result of assuming greater losses, if that were the conclusion, would be an other than temporary writedown of CMBS to their market value which would include the realization of the amounts currently carried as unrealized losses on the Company's consolidated statements of financial condition. The result of assuming lower losses, if that were the conclusion, would be to increase the yield on the security, which in turn would increase income. The Company believes that re-underwriting underlying loans periodically provides the appropriate discipline to evaluate the Company's underwriting practices.

See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect the Company's earnings.

Of the 27 delinquent loans shown on the chart in Note 4 of the consolidated financial statements, three loans were real estate owned and being marketed for sale and the remaining 24 loans were in some form of workout negotiations.

During the third quarter of 2003, the underlying loans were paid down by $102,688. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of September 30, 2003 and December 31, 2002 is as follows:

                          9/30/03 Exposure              12/31/02 Exposure
 ------------------------------------------------------------------------------
 Property Type        Loan Balance*   % of Total    Loan Balance     % of Total
 ------------------------------------------------------------------------------
 Multifamily           $3,825,755       33.3%       $3,302,387           34.4%
 Retail                 3,464,539        30.2        2,704,952            28.1
 Office                 2,301,458        20.1        1,809,519            18.8
 Lodging                  791,571         6.9          834,854             8.7
 Industrial               717,382         6.3          589,044             6.1
 Healthcare               340,423         3.0          346,298             3.6
 Parking                   25,716         0.2           29,743             0.3
                 --------------------------------------------------------------
 Total                $11,466,844        100%       $9,616,797            100%
                 ==============================================================
 * Of this total $305,471 of loans have been "defeased" and are now secured by Treasury securities, thereby removing real estate and borrower risk.


As of September 30, 2003, the fair market value of the Company's holdings of subordinated CMBS is $53,312 lower than the adjusted cost for these securities. This difference relates primarily to 1998 vintage CMBS transactions. The decline in the value of the investment portfolio represents market valuation changes since the third quarter of 1998 and is not due to actual credit experience or credit expectations. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of September 30, 2003 represents approximately 62% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of September 30, 2003 represents approximately 54% of its par amount. As the portfolio matures, the Company expects to recoup the unrealized losses, provided that the actual credit losses experienced for each class of security in a transaction are not greater than the credit losses assumed in the purchase analysis of those individual securities.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their market value and therefore the Company's net asset value even though the expected cash flows do not change. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying loans and thus would increase the market value of the securities.

The Company's income for its Controlling Class CMBS is computed based upon a yield which assumes credit losses. The yield to compute the Company's taxable income does not assume the occurrence of credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years ended December 31, 1998 through the nine months ended September 30, 2003, the Company's income accrued on its CMBS assets was approximately $26,250 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. The commercial real estate loan portfolio is performing within underwritten expectations. The Company has determined it is not necessary to establish a loan loss reserve for this portfolio.

Commercial real estate loans include the Company's investment in Carbon Capital, Inc., a company managed by the Manager that invests in mezzanine debt loans. The total amount of commercial real estate loans increased by $9,085 to $91,055 during the third quarter of 2003, representing an 11.1% increase. This includes a $9,402 increase in the Company's funding of Carbon Capital, Inc. to $26,965. For the nine months ended September 30, 2003, the commercial real estate loan portfolio increased by $2,129 or 2.4%. Subsequent to September 30, 2003, the Company increased its commercial real estate loans by $7,000 as it acquired a mezzanine real estate loan.

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

The following table summarizes the Company's commercial real estate loan portfolio by property type including the Company's pro rata share of Carbon Capital, Inc. as of September 30, 2003 and December 31, 2002:

                          September 30, 2003                       December 31, 2002
                --------------------------------------------------------------------------------
                                             Weighted                                Weighted
                                             Average                                  Average
                      Par Outstanding        Coupon            Par Outstanding        Coupon
 Property       --------------------------------------------------------------------------------
  Type               Amount           %         %             Amount        %            %
------------------------------------------------------------------------------------------------
Office                $62,423        57.7%     8.4%          $ 88,987     78.9%         9.2%
Hotel                  21,531        19.9      7.8             12,220     10.8          9.0
Multifamily            17,652        16.3      9.8              5,361      4.8          3.6
Mixed-Use               6,580         6.1      8.8                  -        -            -
Retail                      -           -        -              6,226      5.5         10.0
                --------------------------------------------------------------------------------
Total                $108,186      100.0%     9.1%           $112,794    100.0%         9.5%
                --------------------------------------------------------------------------------

Residential Mortgage Backed Securities

A low interest rate environment in the first half of 2003 produced record prepayments causing significant yield compression for all RMBS products. At the end of the second quarter and into the third quarter of 2003, a sharp rise in interest rates added to the turmoil. According to data prepared by Lehman Brothers, the RMBS index turned in its worst performance ever during the month of July 2003.

The market value of the Company's RMBS portfolio was $874,404 at September 30, 2003. In addition to the reduction from $888,878 as of June 30, 2003, the composition and risk of this portfolio has changed significantly. The Company realized losses during the third quarter of 2003 as it repositioned its RMBS portfolio. As part of the continuing effort to reduce interest rate risk in the RMBS portfolio, during the third quarter of 2003, the Company sold $486,574 of fixed rate RMBS and purchased $484,840 of hybrid adjustable rate mortgage ("ARM") product. The hybrid ARMs are expected to have less volatility in a rising interest rate environment. Total RMBS holdings are expected to continue to decline from their current level of 39.1% to represent less than 25% of the Company's total portfolio within the next few quarters subject to the availability of high yield real estate assets and other market conditions. Subsequent to September 30, 2003, the Company's RMBS portfolio was reduced by an additional $130,000.

The Company also entered into $440,000 of notional par of interest rate swaps and $165,300 of notional par of ten-year Treasury futures to reduce exposure to rising interest rates. Each of these hedging instruments was designated as held-for-trading; therefore, changes in their value were marked to market in the Company's consolidated statements of operations. This action significantly reduced the interest rate sensitivity of the Company's RMBS portfolio. The loss in value of the hedges greatly exceeded the change in value of the assets in the held-for-trading account, resulting in $0.21 per share of losses for the quarter ended September 30, 2003, which are recorded directly in the consolidated statements of operations rather than accumulated other comprehensive loss in the consolidated statements of financial condition. Hedges designated as held-for-trading are expected to create greater income volatility but should provide greater book value stability.

While the Company intends to limit its investment in RMBS, its ability to do so may be hampered in the near term by the Company's requirement to maintain 55% of its assets as qualified real estate in order to qualify for exclusion from regulation as an investment company under the Investment Company Act of 1940. Subsequent to September 30, 2003, the Company reduced its RMBS portfolio by an additional $130,000.

A breakdown of the RMBS portfolio income performance for the three and nine months ended September 30, 2003 is as follows:

                       For the three months ended     For the nine months ended
                          September 30, 2003             September  30, 2003
                       ------------------------------------------------------
Interest Income                $11,591                          $45,626
Interest Expense*              (9,004)                         (26,811)
                       ------------------------------------------------------
Net Interest Income             2,587                           18,815
                       ------------------------------------------------------
Realized (loss)               (23,981)                         (34,581)
Unrealized (loss)
  in value                    (10,038)                         (11,263)
                       ------------------------------------------------------
Net Loss from RMBS           $(31,432)                        $(27,029)
                       ------------------------------------------------------
Net Loss Per Share             $(0.65)                          $(0.56)
                       ======================================================

        * Includes hedging expense

Recent Events

Subsequent to September 30, 2003, the Company acquired a mezzanine real estate loan which increased its commercial real estate loans by $7,000. In addition, the Company reduced its RMBS portfolio by an additional $130,000 through sales of securities.


II.      Results of Operations

Net loss for the three and nine months ended September 30, 2003 was $(22,221) or $(0.51) per share (basic and diluted) and $(23,527) or $(0.60) per share (basic and diluted), respectively. Net income for the three and nine months ended September 30, 2002 was $13,274 or $0.26 per share (basic and diluted) and $53,758 or $1.08 per share (basic and diluted), respectively. The decrease in net income from 2002 to 2003 is primarily due to an impairment charge on the Company's below investment grade CMBS securities and losses on securities held-for-trading.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                            For the Three Months
                                             Ended September 30,
                                        2003                    2002
                               ------------------------------------------------
                                      Interest                Interest
                                       Income                  Income
                               ------------------------------------------------
CMBS                                  $18,959                  $12,682
Other securities                       15,048                    9,547
Commercial mortgage loans               1,190                    4,307
Cash and cash equivalents                 453                      387
                               ------------------------------------------------
Total                                 $35,650                  $26,923
                               ================================================

                                           For the Nine Months Ended
                                                September 30,
                                        2003                    2002
                               ------------------------------------------------
                                      Interest                Interest
                                       Income                  Income
                               ------------------------------------------------
CMBS                                   $54,191                  $40,431
Other securities                        34,504                   37,415
Commercial mortgage loans                4,480                   11,353
Cash and cash equivalents                  838                    1,197
                               ------------------------------------------------
Total                                  $94,013                  $90,396
                               ================================================


In addition to the foregoing, the Company earned $3,709 and $28,660 in interest income from securities held-for-trading, $221 and $695 in earnings from real estate joint ventures and $749 and $2,194 in earnings from an equity investment for the three and nine months ended September 30, 2003, respectively. The Company earned $14,324 and $28,032 in interest income from securities held-for-trading, $245 and $768 in earnings from real estate joint ventures, and $262 and $641 in earnings from an equity investment for the three and nine months ended September 30, 2002, respectively.

Interest Expense: The following tables set forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                        For the Three Months Ended
                                               September 30,
                                         2003                     2002
                                   --------------------------------------------
                                     Interest                  Interest
                                     Expense                   Expense
                                   --------------------------------------------
Reverse repurchase agreements            $4,704                  $8,088
Lines of credit and term loan               390                     413
CDO liabilities                           6,588                   4,397
                                   --------------------------------------------
Total                                   $11,682                 $12,898
                                   ============================================

                                         For the Nine Months Ended
                                               September 30,
                                       2003                     2002
                                   --------------------------------------------
                                     Interest                  Interest
                                     Expense                   Expense
                                   --------------------------------------------
Reverse repurchase agreements           $15,769                 $24,097
Lines of credit and term loan               743                   1,924
CDO liabilities                          20,213                   5,773
                                   --------------------------------------------
Total                                   $36,725                 $31,794
                                   ============================================

The foregoing interest expense amounts for the three and nine months ended September 30, 2003 do not include $(66) and $175, respectively, of interest expense related to hedge ineffectiveness, $9,994 and

$26,135, respectively, of interest expense related to swaps and $4 and $21, respectively, of interest expense related to real estate joint ventures. For the three and nine months ended September 30, 2002, the interest expense amounts do not include $86 and $(126), respectively, of interest expense related to hedge ineffectiveness, $5,836 and $14,230, respectively, of interest expense related to swaps and $16 and $52, respectively, of interest expense related to real estate joint ventures. There is no interest expense related to the equity investment for the three and nine month periods ending September 30, 2003 and 2002. See Note 10 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

Net interest margin from the portfolio is annualized net interest income from the portfolio divided by the average market value of interest-earning assets in the portfolio. Net interest income from the portfolio is total interest income from the portfolio less interest expense relating to collateralized borrowings. Net interest spread from the portfolio equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income from the portfolio divided by average market value of interest earning assets in the portfolio. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following table summarizes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio for the three and nine months ended September 30, 2003 and 2002. The interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment and hedge ineffectiveness.

                                For the Three Months Ended September 30,
                                      2003                     2002
                               -------------------------------------------
 Interest income                    $39,359                  $41,247
 Interest expense                   $21,676                  $18,737
 Net interest margin                 2.87%                    4.26%
 Net interest spread                 2.53%                    4.23%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to BlackRock Financial Management, Inc. (the "Manager") of $2,115 and $7,341 for the three and nine months ended September 30, 2003, respectively, and were solely base management fees. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% for the third quarter of 2003 and the subsequent two quarters. This reduction resulted in $529 of savings for the third quarter of 2003. The Company incurred $2,376 and $6,872 in base management fees and $6 and $3,195 in incentive compensation for the three and nine months ended September 30, 2002, respectively. Other expenses/income of $551 and $1,724 for the three and nine months ended September 30, 2003, respectively, and $701 and $1,774 for the three and nine months ended September 30, 2002, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums and due diligence costs.

Other Net Gain (Loss): During the nine months ended September 30, 2003 and 2002, the Company sold a portion of its securities available-for-sale for total proceeds of $1,394,664 and $871,427, respectively, resulting in a realized
(loss)/gain of $(4,704) and $9,538 for the nine months ended September 30, 2003 and 2002, respectively. The losses on securities held-for-trading were $(28,154) and $(15,948) for the three months ended June 30, 2003 and 2002, respectively, and $(43,273) and $(23,848) for the nine months ended September 30, 2003 and 2002, respectively. The foreign currency losses of $(151) for the three months ended September 30, 2002 and $(380) for the nine months ended September 30, 2002 relate to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging, which was subsequently paid off in December 2002.

Dividends Declared: On September 24, 2003, the Company declared dividends to common stockholders of $.28 per share, which were paid on October 31, 2003 to stockholders of record on September 30, 2003. The Company declared a dividend on September 24, 2003 for the 10% Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), with a record and payable date of September 30, 2003. The Company declared a dividend on September 24, 2003 for the 9.375% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), par value $0.001 per share, with a record date of October 10, 2003 and payable date of October 31, 2003.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2003 and December 31, 2002:

                                                  September 30,                       December 31,
                                                 2003 Estimated                      2002 Estimated
                                                      Fair                                Fair
        Security Description                          Value         Percentage            Value         Percentage
  -------------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  CMBS IOs                                             $51,829           2.9%            $43,634           4.5%
  Investment grade CMBS                                251,333          13.9              55,120           5.7
  Non-investment grade rated
  subordinated securities                              683,810          37.9             577,371          59.3
  Non-rated subordinated securities                     24,952           1.4              25,335           2.7
  Credit tenant lease                                    8,979           0.5               9,063           0.9
  Investment grade REIT debt                           208,466          11.6             183,822          18.9
                                                 --------------------------------------------------------------------
       Total CMBS                                    1,229,369          68.2             894,345          92.0
                                                 --------------------------------------------------------------------

  Single-family residential mortgage-
  backed securities:
  Agency adjustable rate securities                    194,149          10.8              41,299           4.2
  Agency fixed rate securities                         365,208          20.2               8,833           0.9
  Residential CMOs                                       6,385           0.4              13,834           1.4
  Hybrid ARMs                                            8,354           0.4              14,751           1.5
                                                 --------------------------------------------------------------------
       Total RMBS                                      574,096          31.8              78,717           8.0
                                                 --------------------------------------------------------------------

                                                 --------------------------------------------------------------------
  Total securities available-for-sale               $1,803,465        100.0%            $973,062        100.0%
                                                 ====================================================================

The increase in the CMBS and investment grade REIT debt is attributable to acquisitions made due to the attractive opportunities available to the Company to match fund these assets in its two CDOs. The increase in the RMBS from December 31, 2002 is attributable to the March 31, 2003 redesignation of RMBS securities from trading to available-for-sale.

Borrowings: As of September 30, 2003, the Company's debt consisted of CDOs, line-of-credit borrowings and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading and its commercial mortgage loans. The
Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2003, the Company had obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's collateralized borrowings:

                                                              For the Nine Months Ended
                                                                  September 30, 2003
                                           -----------------------------------------------------------------

                                            September 30, 2003       Maximum              Range of
                                                 Balance             Balance             Maturities
                                           -----------------------------------------------------------------
Collateralized debt obligations                   $684,875           $684,875           8.2 to 9.9 years
Reverse repurchase agreements                    1,049,118          1,858,434             2 to 29 days
Line of credit and term loan borrowings             73,964             73,964            192 to 654 days
                                           -----------------------------------------------------------------

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At September 30, 2003, the Company had outstanding short positions of 1,653 ten-year U.S. Treasury Note future contracts. At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts.

As of September 30, 2003 and December 31, 2002, the Company's interest rate swap agreements had unamortized costs of zero and consisted of the following:

                                             September 30, 2003
                                                                 Weighted
                                                                  Average
                                    Notional       Estimated      Remaining
                                      Value         Fair Value     Term
                                   ----------------------------------------
    Interest rate swaps              $1,150,400     $(10,233)   3.22 years
    Interest rate swaps - CDO           628,410      (31,338)   9.43 years
                                   ----------------------------------------
    Total                            $1,778,810     $(41,571)   5.41 years
                                   ========================================


                                              December 31, 2002
                                                                 Weighted
                                                                  Average
                                    Notional       Estimated      Remaining
                                      Value         Fair Value     Term
                                   ----------------------------------------
    Interest rate swaps                $489,000     $(11,948)    1.79 years
    Interest rate swaps - CDO           653,832      (33,654)    9.60 years
                                   ----------------------------------------
    Total                            $1,142,832     $(45,602)    6.31 years
                                   ========================================

As of September 30, 2003, the Company had designated $1,167,265 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2002, the Company had designated $771,287 notional of the interest rate swap agreements as cash flow hedges.

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The Company's primary sources of funds for liquidity consist of collateralized borrowings, principal and interest payments on and maturities of securities available-for-sale, securities held-for-trading and commercial mortgage loans and proceeds from the maturity or sales thereof.

To the extent that the Company may become unable to maintain its borrowings at their current level due to changes in the financing markets for the Company's assets, the Company may be required to sell assets in order to achieve lower borrowing levels. In this event, the Company's level of net income would decline. The Company's principal strategies for mitigating this risk are to maintain portfolio leverage at levels it believes are sustainable and to diversify the sources and types of available borrowing and capital. The Company has utilized committed bank facilities and preferred stock offerings and may consider resecuritization or other achievable term funding of existing assets. At September 30, 2003, the Company's CDOs made up 39% of the Company's liabilities, and were match funded against the CDO collateral.

On May 29, 2003, the Company authorized and issued 2,300,000 shares of Series C Preferred Stock, par value $0.001 per share. The Series C Preferred Stock is perpetual, carries a 9.375% coupon, and has a preference in liquidation of $57,500. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $55,513.

On May 29, 2003, the Company redeemed 155,000 shares of the Company's Series B Preferred Stock at its liquidation value of $25 per share.

In March 2002, the holder of the Company's Series A Preferred Stock converted its remaining 10,000 shares of the Series A Preferred Stock into 34,427 shares of Common Stock at a price of $7.26 per share pursuant to the terms of such preferred stock, which is $0.09 per share lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock.

For the nine months ended September 30, 2003, the Company issued 1,355,006 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $7,416 and $15,113, respectively.

For the nine months ended September 30, 2003, the Company issued 45,000 shares of common stock of the Company, par value $0.001 per share (the "Common Stock") under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

As of September 30, 2003, $118,641 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings. As of September 30, 2003, $67,395 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc, was available for future borrowings.

The Company's operating activities provided (used) cash flows of $462,067 and $(373,950) during the nine months ended September 30, 2003 and 2002, respectively, primarily through net income (loss) and sales of trading securities in excess of purchases.

The Company's investing activities (used) provided cash flows totaling $(106,563) and $361,553 during the nine months ended September 30, 2003 and 2002, respectively, primarily to purchase securities available-for-sale offset by significant sales of those securities.

The Company's financing activities (used) provided $(340,625) and $1,810 during the nine months ended September 30, 2003 and 2002, respectively, primarily from reductions of the level of short-term borrowings, partially offset by the Series C Preferred Stock offering in 2003.

Although the Company's portfolio of securities available-for-sale was acquired at a net discount to the face amount of such securities, the Company has received to date, and expects to continue to have, sufficient cash flows from its portfolio to fund dividends to stockholders.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5 and a minimum liquidity reserve of $10,000. As a result of the loss incurred for the third quarter of 2003, the Company did not maintain the minimum debt service coverage ratio for the quarter of 1.5 required by one of its lenders; however, the respective lender agreed to waive this requirement. As of September 30, 2003, the Company was in compliance with all other covenants.

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors that could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions, perception in the capital markets of the Company's business, covenants under the Company's current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Consequently, there can be no assurance that the Company will be able to effectively fund future growth. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

Contingent Liability

On May 15, 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of Common Stock and 2,261,000 shares of Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period (the "Installment Payment") to purchase the right to manage the assets under the existing management contract (the "GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's Management Agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC

Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.

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

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which provides for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company calculates the incentive fee as defined, based upon the current and prior three quarters' net income
(loss). The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company commenced the phase-in of the rolling four-quarter high watermark commencing during the second quarter of 2003. Calculation of the incentive fee is based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The high watermark is based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of September 30, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note, which equates to an annual net income threshold of $1.08 per share.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% for the third quarter of 2003 and the subsequent two quarters. This reduction resulted in $529 of savings for the third quarter of 2003.

The Company incurred $2,115 and $7,341 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2003, respectively, and $2,376 and $6,872 in base management fees for the three and nine months ended September 30, 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $11 and $29 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2003, respectively, and $0 and $11 for the three and nine months ended September 30, 2002, respectively.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee paid to the Manager was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $6 and $3,195 in incentive compensation for the three and nine months ended September 30, 2002. There was no incentive fee due to the Manager for the three or nine months ended September 30, 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2003, the administration fee was $44 and $130, respectively. For the three and nine months ended September 30, 2002, the administration fee was $42 and $128, respectively.

The Company has entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On September 30, 2003, the Company owned 18.8% of the outstanding shares in Carbon. The Company's remaining commitment at September 30, 2003 was $23,034.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk: Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to the dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio.

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The

Company's objective is to acquire assets with match funded liabilities that will reduce or eliminate interest rate risk associated with financing these assets. The primary risks associated with financing these assets are mark to market risk and short-term rate risk. Examples of this include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed . Market movements that cause asset values to decline will require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. The Company also monitors the interest rate sensitivity of net assets financed in a way that requires a mark to market. The duration of that portfolio was 1.73 years as of September 30, 2003.

The following tables quantify the potential changes in the book value of the Company's Common Stock and net earnings per share of common stock under various interest rates and credit spread scenarios. In prior quarters, the Company reported interest rate sensitivity of the value of its portfolio in terms of net portfolio value, which was defined as total interest earning assets less interest bearing liabilities. This change will incorporate the effect of the increased amount of preferred stock in relation to the net capital of the Company. This Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The Company seeks to maintain economic duration within a band of 3.25 to 4.75 years.

Earnings per share is evaluated using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long and short-term interest rates can occur simultaneously.

All changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of September 30, 2003. Actual results could differ significantly from these estimates.

                       Projected Percentage Change In
                    Reported Book Value of Common Stock
                 Given U.S. Treasury Yield Curve Movements

                  Change in               Projected Change in
            Treasury Yield Curve,       Reported Book Value of
               +/- Basis Points              Common Stock
          ------------------------------------------------------
                     -200                        9.1%
                     -100                        5.5%
                     -50                         3.0%
                  Base Case
                     +50                        (3.4%)
                     +100                       (7.3%)
                     +200                       (16.3%)

                       Projected Percentage Change In
                       Given Credit Spread Movements

                    Change in                Projected Change in
                 Credit Spreads,           Reported Book Value of
                 +/- Basis Points               Common Stock
             ------------------------------------------------------
                       -200                         17.8%
                       -100                         9.8%
                       -50                          5.1%
                    Base Case                         0
                       +50                         (5.6%)
                       +100                        (11.6%)
                       +200                        (25.0%)



                       Projected Percentage Change In
                             Earnings Per Share
                           Given LIBOR Movements

                 Change in LIBOR,           Projected Change in
                 +/- Basis Points            Earnings per Share
             ------------------------------------------------------
                       -100                       $(0.006)
                       -50                        $(0.003)
                    Base Case                        0
                       +50                         $0.003
                       +100                        $0.006
                       +200                        $0.012

The aggregate sensitivity to short-term rates has declined significantly from a projected change in portfolio net interest income per share of $(0.05) for a 50 basis point increase at September 30, 2002.

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security that represents a proposed pool of loans, the Company will perform a rigorous analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its subordinated CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B- or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses.

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B- rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives; therefore, providing a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; therefore, a lower or possibly negative return may result. Additional losses occurring due to greater severity will not have a significant effect as all principal is already assumed to be non-recoverable.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. Furthermore, the Company may be required to write down a portion of the adjusted purchase price of the affected assets through its consolidated statements of financial condition.

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.25 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.80 to $1.10 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. Securities with a total market value of $744,966 are collateralizing the CDO borrowings of $684,875. As of September 30, 2003, $60,091 ($1.24 per share) is the Company's mark to market equity in the two CDOs. The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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


ITEM 4.       CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Part II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 25, 2003, the Company issued 7,700 shares of Common Stock for an aggregate amount of $65,162 to a director of the Company and a former director of a company that was acquired by the Company pursuant to the exercise of stock options held by such director. These shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 6, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's earnings for the quarter ended June 30, 2003.

On September 25, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's announcement of an acceleration of its strategic reduction in residential mortgage backed securities, as well as the declaration of a cash dividend on the Common Stock for the quarter ending September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ANTHRACITE CAPITAL, INC.



Dated:  November 14, 2003                By:  /s/ Hugh R. Frater
                                              ---------------------------------
                                         Name:  Hugh R. Frater
                                         Title: President and Chief Executive
                                                Officer





Dated:  November 14, 200                 By: /s/ Richard M. Shea
                                              ---------------------------------
                                         Name:  Richard M. Shea
                                         Title: Chief Operating Officer
                                                and Chief Financial Officer