Form 10-K
period 2003-12-31
ANTHRACITE CAPITAL INC
filed 2004-03-11
CIK 1050112

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: ________ to ________

                         Commission File No. 001-13937


                           ANTHRACITE CAPITAL, INC.
            (Exact name of Registrant as specified in its charter)


              MARYLAND                                    13-3978906
 ------------------------------------               -------------------------
   (State or other jurisdiction of                      (I.R.S.  Employer
   incorporation or organization)                      Identification No.)

         40 East 52nd Street
         New York, New York                                   10022
------------------------------------                --------------------------
(Address of principal executive office)                    (Zip Code)


                                (212) 409-3333
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.001 PAR VALUE                          NEW YORK STOCK EXCHANGE

9.375% SERIES C CUMULATIVE REDEEMABLE                  NEW YORK STOCK EXCHANGE
   PREFERRED STOCK, $.001 PAR VALUE
    (Title of each class)                     (Name of each exchange on which
                                                      registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X| No |_|

The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $12.06 as reported on the New York Stock Exchange on June 30, 2003, was $577,644,055 (for purposes of this calculation, affiliates include only directors and executive officers of the registrant).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 4, 2004 was 50,095,281 shares.

Documents Incorporated by Reference: The registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference into Part III.

                   ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                         2003 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                    PART I

Item 1.       Business........................................................4
Item 2.       Properties  ...................................................24
Item 3.       Legal Proceedings .............................................24
Item 4.       Submission of Matters to a Vote of
              Security Holders ..............................................24

                                    PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters ...............................25
Item 6.       Selected Financial Data .......................................26
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .................27
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk ...................................................49
Item 8.       Financial Statements and Supplementary Data ...................53
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........................92
Item 9A.      Controls and Procedures........................................92

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant ............93
Item 11.      Executive Compensation ........................................93
Item 12.      Security Ownership of Certain Beneficial
              Owners and Management and Related Shareholder Matters .........93
Item 13.      Certain Relationships and Related Transactions ................93
Item 14.      Principal Accountant Fees and Services.........................93

                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K ......................................................94
Signatures  .................................................................95

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

General

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with over $309,400,000 of global assets under management as of December 31, 2003. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company's ongoing investment activities encompass two core investment activities:

     1)  Commercial Real Estate Securities
     2)  Commercial Real Estate Loans

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a long period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company believes these portfolios can serve to provide stable earnings over long periods of time.

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


Commercial Real Estate Securities

The Company's principal activity is to underwrite and acquire high yielding CMBS that are rated below investment grade. The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate throughout the United States. The commercial real estate securing the first mortgages consist of income producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties, and hotels, among others. The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and a large interest rate increase if not paid off after ten years. The loans are originated by various lenders and pooled together in a trust that issues securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trust are rated by one or more nationally recognized credit rating organizations and are rated AAA down to CCC. The security which is affected first by loan losses is not rated. Generally, the Company does not acquire the investment grade rated securities from newly-formed trusts. The principal amount of the pools of loans securing the CMBS securities varies.

Each trust has a designated special servicer. Special servicers are responsible for carrying out the loan loss mitigation strategies. A special servicer will also advance funds to a trust to maintain principal and interest cash flows on the trust's securities so long as it believes there is a significant probability of recovering those advances from the underlying borrowers. The special servicer is paid a fee for advancing funds and for its efforts in carrying out loss mitigation strategies.

The Company focuses on acquiring the securities rated below investment grade (BB+ or lower). The most subordinated CMBS classes are the first to absorb realized losses in the loan pools. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination. If a loss of face value, or par, is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing cash flow. The majority owner of the first loss position has the right to control the workout process and therefore designate the special servicer. The Company will generally seek to be in the control position by purchasing the majority of the non-rated securities and sequentially rated securities as high as BB+. Typically, the par amount of all securities that are rated below investment grade represents 3.7.5% - 6.0% of the par of the underlying loans of newly issued CMBS transactions. This is known as the subordination level because 3.75% - 6.0% of the loan balance is subordinated to the senior, investment grade rated securities.

The Company does not typically purchase a BB- rated security unless the Company is involved in the new issue due diligence process and have a clear pari-passu alignment of interest with the special servicer, or we can appoint the special servicer. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having control of the workout process. These other below investment grade CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the 3.0% - 4.0% subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

As of December 31, 2003, the Company owns nine different trusts ("Controlling Class") where the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company controls the workout process on $11,043,023 of underlying loans. The total par amount owned of these Controlling Class securities is $805,032. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans. The special servicer on seven of the nine trusts is Midland Loan Services, Inc.; the special servicer on the remaining two trusts is GMAC Commercial Mortgage Management, Inc.

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

The following table indicates the amounts of each category of commercial real estate assets the Company owns as of December 31, 2003. The dollar price ("Dollar Price") represents the market value or adjusted purchase price of a security, respectively, relative to its par value.


                                                                                  Adjusted                  Loss
                                                                    Dollar        Purchase     Dollar     Adjusted
               Assets                      Par       Market Value     Price        Price*       Price       Yield
---------------------------------------------------------------------------------------------------------------------

Controlling Class CMBS                     $806,632       $435,029      53.93        $503,108     62.37       10.17%
Other Below Investment
   Grade CMBS                               304,207        268,414      88.23         262,826     86.40        8.69%
Investment Grade
   Commercial Real
   Estate Related Securities                564,688        578,572     102.46         562,585     99.63        5.73%
CMBS IOs                                  2,623,456         84,493       3.22          83,705      3.19        7.54%
                                      -------------------------------------------------------------------------------
        Total                            $4,298,983     $1,366,508      31.79      $1,412,224     32.85        7.97%
                                      ===============================================================================

* The adjusted purchase price represents the amortized cost of the Company's investments.


The Company finances the majority of these portfolios with match funded, secured term debt through collateralized debt obligation ("CDO") offerings. To accomplish this, the Company forms a special purpose entity ("SPE") and contributes a portfolio of mostly below investment grade CMBS, investment grade CMBS, and unsecured debt of commercial real estate companies in exchange for the residual interest in the SPE. As this transaction is considered a financing, the SPE is fully consolidated on the Company's consolidated financial statements. The SPE will then issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio. The SPE will enter into an interest rate swap agreement to convert all floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio. The structure of the debt also eliminates the mark to market requirement of other types of financing, thus eliminating the need to provide additional collateral if the value of the underlying portfolio declines. The debt issued by the SPE is generally rated AAA down to BB; due to its residual interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO. The CDO provides an optimal capital structure to maximize returns on these types of portfolios on a non-recourse basis. Other forms of financing used for these types of assets include multi-year committed financing facilities and 30-day reverse repurchase agreements.

Owning commercial real estate loans in this form allows the Company to earn its loss-adjusted returns over a long period of time while achieving significant diversification across geographic areas and property types.

The following table indicates the par values of each category of commercial real estate asset being used to secure the different types of borrowings as of December 31, 2003:


                                                                  Par Securing
                                     ------------------------------------------------------------------------
                                          CDO          Reverse       Committed        Not
                                          Debt           Repo       Facilities     Financed           Total
                                     ------------------------------------------------------------------------

 Controlling Class CMBS                  $371,659        $78,091       $143,417     $213,465        $806,632
 Other Below Investment
      Grade CMBS                          258,605         36,252         11,850        7,500         314,207
 Investment Grade Commercial Real
 Estate Related Securities                228,146        265,712         38,630       22,200         554,688
 CMBS IOs                                       -      2,014,213              -      609,243       2,623,456
                                     ------------------------------------------------------------------------
        Total                            $858,410     $2,394,268       $193,897     $852,408      $4,298,983
                                     ========================================================================


Prior to acquiring Controlling Class securities, the Company performs a significant amount of due diligence on the underlying loans to ensure their risk profiles fit the Company's criteria. Loans that do not fit the Company's criteria are removed from the pool. The debt service coverage ratios are evaluated to determine if they are appropriate for each asset class. The average loan to value ratio ("LTV") of the underlying loans is generally 70% at origination. Due to its greater levels of credit protection, other below investment grade CMBS are subject to less comprehensive due diligence than Controlling Class securities.

As part of the underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the nine trusts, the Company estimates that $261,885 of principal of the underlying loans will not be recoverable. This amount represents 2.06% of the underlying loan pools and 32.5% of the par amount of the Controlling Class securities owned by the Company. This loss assumption is used to compute a loss adjusted yield, which is then used to report income on the Company's consolidated financial statements. The weighted average loss adjusted yield for all Controlling Class securities is 10.17%. For all Controlling Class securities with a rating of BB- and below, the weighted average loss adjusted yield is 10.85%. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. If actual losses differ from the original loss assumptions, a change in the original assumptions will be made to restate the yields accordingly. A write down of the adjusted purchase price or write up of loss adjusted yields of the security may also be required. (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

Once acquired, the Company uses a performance monitoring system to track the credit experience of the mortgages in the pools securing both the Controlling Class and the other below investment grade CMBS. The Company receives remittance reports monthly from the trustees and closely monitors any delinquent loans or other issues that may affect the performance of the loans. The special servicer of a loan pool also assists in this process. The Company reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

The Company's anticipated yields to maturity on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of such contingencies include, among other things, the timing and severity of expected credit losses, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, special servicer fees, and other related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the Company's anticipated yields to maturity will be maintained.

Commercial Real Estate Loans

The Company's loan activity is focused on providing mezzanine capital to the commercial real estate industry. The Company targets well capitalized real estate operators with strong track records and compelling business plans designed to enhance the value of their real estate. These loans are generally subordinated to a senior lender or first mortgage and are priced to reflect a higher return. The Company has significant experience in closing large, complex loan transactions and can deliver a timely and competitive financing package to a part of the real estate industry.

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

Since 2001, the Company's activity in this sector has generally been conducted through Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund. As of December 31, 2003, the Company owns 19.8% of Carbon and the remainder is owned by various institutional investors. The Manager also manages Carbon. The Company believes the use of Carbon allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include, on a consolidated basis, its share of the net assets and income of Carbon.

On December 31, 2003, the Company owned commercial real estate loans with a carrying value of $114,116. The average yield of this portfolio at December 31, 2003 was 11%. The majority of these loans pay interest based on the one-month London Interbank Offered Rate ("LIBOR"). Commercial real estate loans with a carrying value of $44,625 were held in Carbon and $69,491 were held directly. The Company and Carbon each have committed financing facilities used to finance these assets.

During the year ended December 31, 2003, the Company invested $18,520 in new loans, received par payoffs of $13,851, and invested $12,081 in Carbon.

Hedging Activities

The Company enters into hedging transactions to protect its investment portfolio and related borrowings from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging mortgages, mortgage-related assets and related borrowings with these types of instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. The Company will enter into these transactions only with counterparties with long-term debt rated "A" or better by at least one nationally recognized credit rating organization. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default, which may result in the loss of unrealized profits. Although the Company generally will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

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

Interest rate swap agreements as of December 31, 2003 and 2002 consisted of the following:


                                                 As of December 31, 2003
                      ---------------------------------------------------------------------------------
                          Notional      Estimated Fair        Unamortized         Average Remaining
                           Value            Value               Cost                 Term (years)
                      ---------------------------------------------------------------------------------

Cash flow hedges          $611,300          $(4,442)                23                   6.53
Trading swaps              308,000            1,513                  -                   3.34
CDO cash flow hedges       454,778          (23,651)                 -                   8.51
CDO timing swaps           171,545               29                  -                   8.61
CDO libor cap               85,000            1,114                  -                   9.40


                                                 As of December 31, 2002
                      ---------------------------------------------------------------------------------
                          Notional      Estimated Fair        Unamortized         Average Remaining
                           Value            Value               Cost                 Term (years)
                      ---------------------------------------------------------------------------------
Cash flow hedges          $289,000          $(9,151)               $ -                   1.92
Trading swaps              200,000           (2,797)                 -                   1.60
CDO cash flow hedges       482,287          (33,516)                 -                   9.50
CDO timing swaps           171,545             (138)                 -                   9.61
CDO libor cap               85,000             1,207             1,407                  10.40



The counterparties for all of the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Morgan Stanley Capital Services Inc., Goldman Sachs Capital Markets, L.P., and Lehman Special Financing Inc. with ratings of AA-, A+, A+, A+, and A, respectively.

Futures contracts as of December 31, 2003 and 2002 consisted of the following:

                             December 31, 2003          December 31, 2002
                        ------------------------   -----------------------------
                         Number of   Estimated       Number of       Estimated
                         Contracts   Fair Value      Contracts       Fair Value
                        ----------- ------------   -------------   -------------
U.S. Treasury Notes:
     Five-year              30        $(3,302)          3,166         $(350,653)
     Ten-year               73         (8,134)          1,126          (126,023)


Financing and Leverage

The Company has financed its assets with the net proceeds of its initial public offering, follow-on offerings, the issuance of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"), the issuance of preferred stock, long-term secured borrowings, short-term borrowings under repurchase agreements, and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities, as well as unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits total leverage to a maximum 6.0 to 1 debt to equity ratio. At December 31, 2003 and 2002, the Company's debt-to-equity ratio was approximately 4.4 to 1 and 5.3 to 1, respectively. The Company anticipates that it will maintain debt-to-equity ratios between 2.5 to 1 and 5.5 to 1 in the foreseeable future, although this ratio may be higher or lower at any time. The Company's indebtedness policy may be changed by the Board of Directors at any time in the future.

On May 29, 2002, the Company issued ten tranches of secured debt through a collateralized debt obligation ("CDO I"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2003, is $404,637. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 8.29 years as of December 31, 2003. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%.

On December 10, 2002, the Company issued seven tranches of secured debt through a second collateralized debt obligation ("CDO II"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. The adjusted issue price of the CDO II debt as of December 31, 2003 is $280,333. Four tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of
8.34 years as of December 31, 2003. All floating rate coupons were swapped to fixed rate coupons, resulting in a total fixed rate cost of funds for CDO II of approximately 5.73%.

Included in CDO II was a ramp facility that was utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS. The Company utilized the ramp in February 2003 and July 2003, to contribute $30,000 of par of CSFB 03-CPN1 and $20,000 of par of GECMC 03-C2, respectively.

The Company has a $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"), which matures on July 15, 2005. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2003 and 2002, the outstanding borrowings under this facility were $82,406 and $19,189, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. This facility provides the Company with the ability to borrow only through July 17, 2004 with the repayment of principal not due until July 7, 2005. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of December 31, 2003, outstanding borrowings under this facility were $7,530. As of December 31, 2002, there were no borrowings under this facility.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth of $305,000 as determined under generally accepted accounting principles in the United States of America ("GAAP"), a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of
1.5 and a minimum liquidity reserve of $10,000. As of December 31, 2003 and 2002, the Company was in compliance with all such covenants.

On December 2, 1999, the Company authorized and issued 1,200,000 shares of 10.5% Series A Senior Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for aggregate proceeds of $30,000. The Series A Preferred Stock carried a 10.5% coupon and was convertible into shares of common stock of the Company, par value $0.001 per share (the "Common Stock"), at a price of $7.35 per share. The Series A Preferred Stock had a seven-year maturity at which time, at the option of the holders, the shares of preferred stock could be converted into shares of common stock or liquidated for $28.50 per share. On December 21, 2001, the sole holder of the Series A Preferred Stock converted 1,190,000 shares of the Series A Preferred Stock into 4,096,854 shares of Common Stock at a conversion price of $7.26 per share which was $0.09 per share lower than the original conversion price due to the effects of anti-dilution provisions in the Series A Preferred Stock. The holder of Series A Preferred Stock converted the remaining 10,000 shares of Series A Preferred Stock into 34,427 shares of the Company's Common Stock in March 2002 at a conversion price of $7.26 per share.

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), to CORE Cap stockholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation as of December 31, 2003 of $43,942, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 2,571,423 shares of the Company's Common Stock. On May 29, 2003, the Company redeemed 155,000 shares at its liquidation value of $25 per share. In 2002, 300,000 shares of 10% Series B Preferred Stock with a liquidation preference of $7,500 were converted at the stockholder's option into 438,885 shares of the Company's Common stock.

On May 29, 2003, the Company authorized and issued 2,300,000 shares of 9.375% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), par value $0.001 per share. The Series C Preferred Stock is perpetual, carries a 9.375% coupon, and has a preference in liquidation of $57,500. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $55,513.

For the year ended December 31, 2003, the Company issued 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134. For the year ended December 31, 2002, the Company issued 1,455,725 shares of Common Stock under its Dividend Reinvestment Plan with net proceeds to the Company of approximately $15,920.

For the year ended December 31, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale which are not financed under its lines of credit. The reverse repurchase agreements are collateralized by most of the Company's securities available-for-sale and bear interest at rates that have historically moved in close relationship to LIBOR.

Certain information with respect to the Company's collateralized borrowings at December 31, 2003 is summarized as follows:


                                                                  Reverse                              Total
                                                  Lines of       Repurchase      Collateralized   Collateralized
                                                   Credit        Agreements     Debt Obligations    Borrowings
                                                 ------------ ----------------- ----------------- ----------------
   Commercial Real Estate Securities
      Outstanding Borrowings                         $67,226          $360,629          $684,970       $1,112,825
      Weighted average borrowing rate                  2.26%             1.46%             6.60%            4.68%
      Weighted average remaining maturity days           562                17             3,033            1,906
      Estimated fair value of assets pledged        $110,652          $423,244          $770,575       $1,304,471

   Residential Mortgage Backed Securities
      Outstanding Borrowings                               -          $688,006                 -         $688,006
      Weighted average borrowing rate                      -             1.12%                 -            1.12%
      Weighted average remaining maturity days             -                24                 -               24
      Estimated fair value of assets pledged               -          $714,296                 -         $714,296

   Real Estate Joint Ventures
      Outstanding Borrowings                            $513                 -                 -             $513
      Weighted average borrowing rate                  3.12%                 -                 -            3.12%
      Weighted average remaining maturity days           212                 -                 -              212
      Estimated fair value of assets pledged          $2,750                 -                 -           $2,750

   Commercial Real Estate Loans
      Outstanding Borrowings                         $22,197                 -                 -          $22,197
      Weighted average borrowing rate                  2.79%                 -                 -            2.79%
      Weighted average remaining maturity days           254                 -                 -              254
      Estimated fair value of assets pledged         $33,206                 -                 -          $33,206


Certain information with respect to the Company's collateralized borrowings at December 31, 2002 is summarized as follows:



                                                                   Reverse       Collateralized        Total
                                                   Lines of      Repurchase           Debt         Collateralized
                                                    Credit       Agreements        Obligations       Borrowings
                                                 ------------- ----------------  ---------------- -----------------
   Commercial Real Estate Securities
       Outstanding Borrowings                          $3,185          $26,241          $684,590          $714,016
       Weighted average borrowing rate                  3.75%            1.73%             6.60%             6.41%
       Weighted average remaining maturity days           927               21             3,398             3,263
       Estimated fair value of assets pledged         $12,160          $41,661          $726,769          $780,590

   Residential Mortgage Backed Securities
       Outstanding Borrowings                               -       $1,431,641                 -        $1,431,641
       Weighted average borrowing rate                                   1.37%                               1.37%
       Weighted average remaining maturity days                             21                                  21
       Estimated fair value of assets pledged                       $1,486,105                          $1,486,105

   Real Estate Joint Ventures
       Outstanding Borrowings                          $1,337                -                 -            $1,337
       Weighted average borrowing rate                  3.84%                                                3.84%
       Weighted average remaining maturity days           211                                                  211
       Estimated fair value of assets pledged          $3,150                                               $3,150

   Commercial Real Estate Loans
       Outstanding Borrowings                         $14,667                -                 -           $14,667
       Weighted average borrowing rate                  3.28%                                                3.28%
       Weighted average remaining maturity days           465                                                  465
       Estimated fair value of assets pledged         $22,000                                              $22,000


At December 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                                                                                   Total
                      Lines of      Reverse Repurchase     Collateralized      Collateralized
                       Credit           Agreements        Debt Obligations       Borrowings
                   ----------------------------------------------------------------------------
   Within 30 days      $     -            $1,048,635            $      -           $1,048,635
   31 to 59 days             -                     -                   -                    -
   Over 60 days         89,936                     -             684,970              774,906
                   ---------------------------------------------------------------------------
                       $89,936            $1,048,635            $684,970           $1,823,541
                   ===========================================================================


As of December 31, 2003, $102,594 of the Company's $185,000 Deutsche Bank Facility was available for future borrowings and $67,470 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.

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

Risks

Risk is an inherent part of investing in high yielding commercial real estate debt. Risk management is considered to be of paramount importance to the Company's day-to-day operations. Consequently, the Company devotes significant resources across all its operations to the identification, measurement, monitoring, management and analysis of risk.

Conflicts of interest of the Manager may result in decisions that do not fully reflect stockholders' best interests.

The Company and the Manager have common officers and directors, which may present conflicts of interest in the Company's dealings with the Manager and its affiliates, including the Company's purchase of assets originated by such affiliates. For example, the Company may purchase certain mortgage assets from PNC Bank, which owns approximately 70% of the outstanding capital stock of the Manager's parent company, BlackRock, Inc.

The Manager and its employees may engage in other business activities which could reduce the time and effort spent on the management of the Company. The Manager also provides services to REITs not affiliated with us. As a result, there may be a conflict of interest between the operations of the Manager and its affiliates in the acquisition and disposition of mortgage assets. In addition, the Manager and its affiliates may from time to time purchase mortgage assets for their own account and may purchase or sell assets from or to the Company. Such conflicts may result in decisions and allocations of mortgage assets by the Manager that are not in the Company's best interests.

Although the Company has adopted investment guidelines, these guidelines give the Manager significant discretion in investing. The Company's investment and operating policies and the strategies that the Manager uses to implement those policies may be changed at any time without the consent of stockholders.

The Company is dependent on the Manager, and the termination by the Company of its management agreement with the Manager could result in a termination fee.

The Company's success is dependent on the Manager's ability to attract and retain quality personnel. The market for portfolio managers, investment analysts, financial advisers and other professionals is extremely competitive. There can be no assurance the Manager will be successful in its efforts to recruit and retain the required personnel.

The management agreement between the Company and the Manager provides for base management fees payable to the Manager without consideration of the performance of the Company's portfolio and also provides for incentive fees based on certain performance criteria, which could result in the Manager recommending riskier or more speculative investments. Termination of the management agreement between the Company and the Manager by the Company would result in the payment of a substantial termination fee, which could adversely affect the Company's financial condition. Termination of the management agreement by the Company could also adversely affect the Company if the Company were unable to find a suitable replacement.

There is a limitation on the liability of the Manager.

Pursuant to the management agreement, the Manager will not assume any responsibility other than to render the services called for under the management agreement and will not be responsible for any action of the Company's board of directors in following or declining to follow its advice or recommendations. The Manager and its directors and officers will not be liable to the Company, any of its subsidiaries, its unaffiliated directors, its stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. The Company has agreed to indemnify the Manager and its directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Interest rate fluctuations will affect the value of the Company's mortgage assets, net income and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Interest rate fluctuations can adversely affect the income and value of the Company's common stock in many ways and present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and borrowing costs. The Company funds a substantial portion of its assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. The Company anticipates that, in most cases, the income from its assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company's net income. Increases in these rates tend to decrease the Company's net income and market value of the Company's net assets. Interest rate fluctuations that result in the Company's interest expense exceeding interest income would result in the Company's incurring operating losses.

The Company also invests in fixed-rate mortgage-backed securities. In a period of rising interest rates, the Company's interest payments could increase while the interest the Company earns on its fixed-rate mortgage-backed securities would not change. This would adversely affect the Company's profitability.

The relationship between short-term and long-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), the Company's borrowing costs may increase more rapidly than the interest income earned on the Company's assets. Because the Company's borrowings will primarily bear interest at short-term rates and the Company's assets will primarily bear interest at medium-term to long-term rates, a flattening of the yield curve tends to decrease the Company's net income and market value of the Company's net assets. Additionally, to the extent cash flows from long-term assets that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new assets and available borrowing rates may decline and also may tend to decrease the net income and market value of the Company's net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, the Company's borrowing costs may exceed the Company's interest income and operating losses could be incurred.

Interest rate caps on the Company's mortgage-backed securities may adversely affect the Company's profitability.

The Company's adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. The Company's borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the Company could experience a decrease in net income or a net loss because the interest rates on its borrowings could increase without limitation while the interest rates on its adjustable-rate mortgage-backed securities would be limited by caps.

The Company's assets include subordinated commercial mortgage-backed securities which are subordinate in right of payment to more senior securities.

The Company's assets include a significant amount of subordinated commercial mortgage-backed securities, which are the most subordinate class of securities in a structure of securities secured by a pool of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. The Company may not recover the full amount or, in extreme cases, any of its initial investment in such subordinated interests. Additionally, market values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior interests. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquidity of investment.

The Company's assets include mezzanine loans which have greater risks of loss than more senior loans.

The Company's assets include a significant amount of mezzanine loans which involve a higher degree of risk than long-term senior mortgage loans. In particular, a foreclosure by the holder of the senior loan could result in the mezzanine loan becoming unsecured. Accordingly, the Company may not recover some or all of its investment in such a mezzanine loan. Additionally, the Company may permit higher loan to value ratios on mezzanine loans than it would on conventional mortgage loans when the Company is entitled to share in the appreciation in value of the property securing the loan.

Prepayment rates can increase which would adversely affect yields on the Company's investments.

The yield on investments in mortgage loans and mortgage-backed securities and thus the value of the Company's common stock is sensitive to changes in prevailing interest rates and changes in prepayment rates, which results in a divergence between the Company's borrowing rates and asset yields, consequently reducing income derived from the Company's investments.

The Company's ownership of non-investment grade mortgage assets subjects the Company to an increased risk of loss.

The Company acquires mortgage loans and non-investment grade mortgage-backed securities, which are subject to greater risk of credit loss on principal and non-payment of interest in contrast to investments in senior investment grade securities.

The Company's mortgage loans are subject to certain risks.

The Company acquires, accumulates and securitizes mortgage loans as part of its investment strategy. While holding mortgage loans, the Company is subject to risks of borrower defaults, bankruptcies, fraud and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing and hedging the mortgage loans can exceed the interest income on the mortgage loans. In the event of any default under mortgage loans held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. In addition, delinquency and loss ratios on the Company's mortgage loans are affected by the performance of third-party servicers and special servicers.

The Company invests in multifamily and commercial loans which involve a greater risk of loss than single family loans.

The Company's investments include multifamily and commercial real estate loans which are considered to involve a higher degree of risk than single family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity which provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of multifamily and commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

Limited recourse loans limit the Company's recovery to the value of the mortgaged property.

A substantial portion of the mortgage loans the Company acquires may contain limitations on the mortgagee's recourse against the borrower. In other cases, the mortgagee's recourse against the borrower is limited by applicable provisions of the laws of the jurisdictions in which the mortgaged properties are located or by the mortgagee's selection of remedies and the impact of those laws on that selection. In those cases, in the event of a borrower default, recourse may be limited to only the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan. As to those mortgage loans that provide for recourse against the borrower and their assets generally, there can be no assurance that such recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

The volatility of certain mortgaged property values may adversely affect the Company's mortgage loans.

Commercial and multifamily property values and net operating income derived therefrom are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by plant closings, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property's owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Leveraging the Company's investments may increase the Company's exposure to loss.

The Company leverages its investments and thereby increases the volatility of its income and net asset value which may result in operating or capital losses. If borrowing costs increase, or if the cash flow generated by the Company's assets decreases, the Company's use of leverage will increase the likelihood that the Company will experience reduced or negative cash flow and reduced liquidity.

The Company's investments may be illiquid and their value may decrease.

Many of the Company's assets are relatively illiquid. In addition, certain of the mortgage-backed securities that the Company has acquired or will acquire will include interests that have not been registered under the relevant securities laws, resulting in a prohibition against transfer, sale, pledge or other disposition of those mortgage-backed securities except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. The Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited. No assurances can be given that the fair market value of any of the Company's assets will not decrease in the future.

The Company's hedging transactions can limit the Company's gains and increase the Company's exposure to losses.

The Company uses hedging strategies that involve risk and that may not be successful in insulating the Company from exposure to changing interest and prepayment rates. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

Failure to maintain REIT status would have adverse tax consequences.

To continue to qualify as a REIT, the Company must comply with requirements regarding the nature of its assets and its sources of income. If the Company is compelled to liquidate its mortgage-backed securities, the Company may be unable to comply with these requirements, ultimately jeopardizing its status as a REIT.

         If in any taxable year the Company fails to qualify as a REIT:

            o   the Company would be subject to federal and state income
                tax on its taxable income at regular corporate rates;
            o   the Company would not be allowed to deduct distributions
                to stockholders in computing its taxable income; and
            o unless the Company were entitled to relief under the United States Internal Revenue Code of 1986, as amended (the "Code"), the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost qualification.

If the Company fails to qualify as a REIT, the Company might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or distribution to the Company's stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code to the Company's operations and the determination of various factual matters and circumstances not entirely within the Company's control. There are only limited judicial or administrative interpretations of these provisions. Although the Company operates in a manner consistent with the REIT qualification rules, there cannot be any assurance that the Company is or will remain so qualified.

In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Department of the Treasury. Changes to the tax law could adversely affect the Company's stockholders. The Company cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to the Company or its stockholders may be changed.

Competition may adversely affect the Company's ability to acquire assets.

Because of competition, the Company may not be able to acquire mortgage-backed securities at favorable yields.

Failure to maintain an exemption from the Investment Company Act of 1940 would restrict the Company's operating flexibility.

The Company conducts its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. Failure to maintain an exemption from the Investment Company Act would adversely affect the Company's ability to operate.

The Company may become subject to environmental liabilities.

The Company may become subject to environmental risks when it acquires interests in properties with material environmental problems. Such environmental risks include the risk that operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Such laws often impose liability regardless of whether the owner or operator knows of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of hazardous substances could exceed the value of the property. The Company's income and ability to make distributions to stockholders could be affected adversely by the existence of an environmental liability with respect to the Company's properties.

Operating Policies

The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to ensure that the Company meets the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT provisions of the Code, as amended. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act of 1940 (the "Investment Company Act").

The Company's unaffiliated directors review all transactions of the Company on a quarterly basis to ensure compliance with the operating policies and to ratify all transactions with PNC Bank (an affiliate of the Manager) and its affiliates, except that the purchase of securities from PNC Bank and its affiliates require prior approval. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith, and other matters relating to the Company's investments.

In order to maintain the Company's REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year. The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

Regulation

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive, and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Substantially all of the Company's interests in residential mortgage backed securities ("RMBS") are Qualifying Interests.

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, modification of (i) the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or (ii) the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain recession of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

Competition

The Company's net income depends, in large part, on the Company's ability to acquire mortgage assets at favorable spreads over the Company's borrowing costs. In acquiring mortgage assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies, and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company's, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase by the Company. Some of the Company's anticipated competitors are significantly larger than the Company, have access to greater capital and other resources, and may have other advantages over the Company. In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Company's Common Stock.

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

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Manager would calculate the incentive fee based upon the current and prior three quarters' net income ("Yearly Incentive Fee"). The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of December 31, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note. The Company anticipates that the Management Agreement will be extended prior to its expiration on March 31, 2004.

The Manager primarily engages in four activities on behalf of the Company: (i) acquiring and originating mortgage loans and other real estate related assets;
(ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; (iii) surveillance and restructuring of real estate loans and (iv) capital management, structuring, analysis, capital raising, and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets, and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

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

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.

In addition, the Company has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period.

During the third quarter of 2003, the Manager agreed to reduce its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003.

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

If in any taxable year the Company fails to qualify as a REIT and, as a result, incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designated to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the Company's REIT election.

The Company and its stockholders may be subject to foreign, state, and local taxation in various foreign, state, and local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Company's Federal income tax treatment.

Website

The Company's website address is www.anthracitecapital.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit and Nominating and Corporate Governance Committee of the Board of Directors and its Codes of Ethics.

ITEM 2.  PROPERTIES

The Company does not maintain an office and owns no real property. It does not pay rent and utilizes the offices of the Manager, located at 40 East 52nd Street, New York, New York 10022.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

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


                                                            Last     Dividends
2002                                  High        Low       Sale     Declared

First Quarter.......................  11.86       10.80    11.50      .35
Second Quarter......................  13.25       11.15    13.25      .35
Third Quarter.......................  13.20        9.40    11.30      .35
Fourth Quarter......................  11.70        9.90    10.90      .35

2003

First Quarter ..................      12.04       10.27    11.44      .35
Second Quarter .................      12.89       11.00    12.06      .35
Third Quarter ..................      12.55        9.26     9.65      .28
Fourth Quarter .................      11.30        9.50    11.07      .28

On March 4, 2004, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $12.90. As of March 4, 2004, there were approximately 358 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                                                  Weighted
                                                                   Average
                                                    Shares      Exercise Price
                                                ------------------------------

Outstanding at January 1, 2003                    1,560,542            $14.49
Granted                                                   0                 0
Exercised                                           (65,400)             8.45
Cancelled                                           (26,792)            15.00
                                                ------------

Outstanding at December 31, 2003                  1,468,351            $14.75
                                                ============
Options exercisable at December 31, 2003          1,468,351*           $14.75
                                                ============

Weighted-average fair value of
         options granted during the
         year ended December 31, 2003
         (per option)                           $         -
                                                ============


               *20,000 options expired in February 2004.

Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2003 were 754,002.



ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                           For the Year   For the Year   For the Year    For the Year   For the Year
                                              Ended           Ended          Ended          Ended           Ended
                                           December 31,   December 31,   December 31,    December 31,   December 31,
                                               2003           2002           2001            2000           1999
----------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands, except per share data)
Operating Data:
Total income                                   $163,778       $162,445       $131,220         $97,642        $57,511
Interest expense                                 83,249         65,018         59,400          51,112         25,873
Other operating expenses                         11,707         14,850         12,736           9,727          7,407
Other gains (losses) (1)                       (77,464)       (28,949)          (910)           2,523          2,442
Cumulative transition adjustment (2)                  -          6,327        (1,903)               -              -
Net income (loss)                               (8,642)         59,955         56,271          39,326         26,673
Net income (loss) available to common
stockholders                                   (16,386)         54,793         47,307          32,261         26,389

Per Share Data:
Net income (loss):
    Basic                                        (0.34)           1.18           1.41            1.37           1.27
    Diluted                                      (0.34)           1.18           1.35            1.28           1.26
Dividends declared per common share                1.26           1.40           1.29            1.17           1.16

Balance sheet Data:
Total assets                                  2,393,381      2,639,351      2,627,203       1,033,651        679,662
Long-term obligations                         1,975,951      2,233,135      2,244,088         791,397        511,401
Total stockholders' equity                      417,430        406,216        383,115         242,254        168,261


(1) Other gains (losses) for the year ended December 31, 2003 of $(77,464) consist primarily of a loss of $32,426 related to impairments on assets and a loss of $38,206 related to securities held-for-trading. Other gains (losses) for the year ended December
         31, 2002 of $(28,949) consist primarily of a loss of $10,273 related to impairments on assets, a loss of $29,255 related to securities held-for-trading, and a gain of $11,391 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2001 of $(910) consist primarily of a loss of $5,702 related to impairments on assets, a loss of $2,604 related to securities held-for-trading, and a gain of $7,401 related to the sale of securities available-for-sale.
(2) The cumulative transition adjustment represents the Company's adoption of SFAS No. 142 and SFAS 133 for the years ended December 31, 2002 and 2001, respectively.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except per share amounts.

General

Anthracite Capital, Inc. (the "Company") is a commercial real estate finance company organized as a real estate investment trust ("REIT") that earns income based on the difference between the yield on its assets and the cost of its liabilities. The Company's primary long-term objective is to distribute consistent dividends supported by earnings. The Company's primary focus is the purchase and origination of high yielding commercial real estate securities and loans. Over the long term, the Company's earnings are primarily maintained by consistent credit performance on its commercial real estate investments, investment performance, stability of the capital structure, and reinvestment rates.

Exclusive of the writedowns incurred by the Company during 2003, the Company's commercial real estate credit performance has been within expectations. Delinquencies and underlying loan losses realized will continue to rise as the portfolio matures but the Company believes it has adequate loss reserves reflected in its loss-adjusted yields. The Company's capital structure strategy is to issue liabilities that match the cash flow characteristics of its portfolio of investments through the issuance of non-recourse collateralized debt obligations ("CDOs") in conjunction with fixed rate preferred stock offerings and common stock offerings.

The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, reported net interest income, general level of interest rates, realized gains and losses, and projected hedging costs.

At the end of the third quarter of 2003, the Company decided to accelerate its strategic reduction of residential mortgage backed securities ("RMBS") due to the volatility of interest rates and structural changes in the RMBS market. The shift out of RMBS will decrease the Company's exposure to interest rate volatility. The pace of reinvestment achieved during the fourth quarter of 2003 is consistent with the portfolio repositioning plan. The Company sold RMBS to reduce interest rate volatility and replaced them with predominantly investment grade commercial mortgage backed securities ("CMBS"). The Company expects earnings to rise when its capital is fully redeployed into higher yielding non-investment grade commercial real estate assets. The Company continues to maintain a positive, though controlled, exposure to both long- and short-term rates through its active hedging strategies. See "Item 7A-Quantitative and Qualitative Disclosures about Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The Company's earnings for the year ended December 31, 2003 includes a charge of $0.56 per share which resulted from an increase in expected underlying loan losses on certain 1998 vintage trusts where the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company controls the workout process on the underlying loans ("Controlling Class"). The increase in loss expectations triggered an impairment charge according to the Company's accounting policies and as required by the accounting standard EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF") 99-20. The increase in expected losses on these 1998 vintage Controlling Class CMBS assets will decrease the Company's income by approximately $0.07 per share annually.

The Company's earnings for the year ended December 31, 2003 also includes a write down of $0.11 per share on a franchise loan backed security. The Company determined it was unlikely that further payments will be received from this franchise loan backed security and wrote this security down to zero, despite the servicer reporting a par balance of $16,366 as of September 30, 2003. As of December 31, 2003, the servicer continues to report a par of $16,366.

Additionally during the year ended December 31, 2003 the Company incurred net realized and unrealized losses of $0.93 per share, which are attributable to the RMBS portfolio and expenses of hedging that portfolio. To hedge the RMBS portfolio the Company entered into interest rate swaps and Treasury futures to reduce exposure to rising interest rates. Each of these hedging instruments was designated as held-for-trading; therefore, changes in their value were marked to market through the Company's consolidated statements of operations. This action significantly reduced the interest rate sensitivity of the Company's RMBS portfolio. However, the loss in value of the hedges greatly exceeded the change in value of the assets in the held-for-trading account. This loss is recorded directly in the consolidated statements of operations rather than accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below is a summary of the Company's investments by asset class for the last five years:


                                                     Carrying Value as of December 31,
                          2003                  2002                  2001                 2000                1999
                       Amount       %        Amount       %        Amount       %      Amount       %      Amount       %
                   =========================================================================================================

Commercial real
estate securities    $1,366,508   61.6%     $ 894,345   35.9%      $453,953   20.8%   $412,435     42.6%  $272,733     42.2%

Commercial real
estate loans(1)          97,984    4.4         88,926    3.6        159,738    7.3     163,541     16.9     69,611     10.7

RMBS                    753,219   34.0      1,506,450   60.5      1,570,009   71.9     337,222     34.9    304,462     47.1

U.S. Treasury
securities                    -      -              -      -              -      -      54,043      5.6         -         -
                   ---------------------------------------------------------------------------------------------------------

Total                $2,217,711  100.0%    $2,489,721  100.0%    $2,183,700  100.0%   $967,241    100.0%  $646,806    100.0%
                   ---------------------------------------------------------------------------------------------------------

(1) Includes real estate joint ventures and an equity investment.

Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade REIT debt. During the year ended December 31, 2003, the Company increased its commercial real estate securities portfolio by 53% from $894,345 to $1,366,508. This increase was primarily attributable to the purchase of CMBS, CMBS interest only securities ("IOs") and investment grade REIT debt which have a market value as of December 31, 2003 of $462,252, $49,684 and $24,492, respectively.

The Company's first CDO transaction ("CDO I") was issued as Anthracite CDO 2002 CIBC-1 and closed on May 15, 2002. The Company issued $403,633 of debt secured by a portfolio of commercial real estate securities with a total par of $515,880 and an adjusted purchase price of $431,995. On December 10, 2002, the Company issued another $280,607 of debt through Anthracite CDO 2002-2 secured by a separate portfolio of commercial real estate securities with a par of $313,444 and an average adjusted purchase price of $289,197. Included in the Company's second collateralized debt obligation ("CDO II") was a ramp facility that was utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS. The Company utilized the ramp in February 2003 and July 2003, to contribute $30,000 of par of CSFB 03-CPN1 and $20,000 of par of GECMC 03-C2, respectively. The Company retained 100% of the equity of both CDOs and is recording the transactions on its consolidated financial statements as a financing.


              Collateral as of December 31, 2003            Debt as of December 31, 2003
          ------------------------------------------------------------------------------------
           Adjusted Purchase   Loss Adjusted Yield      Adjusted Issue       Weighted Average    Net Spread
                 Price                                      Price            Cost of Funds *
          -------------------------------------------------------------------------------------  -----------
CDO I            $441,428             8.88%               $404,637                 7.21%           1.67%
CDO II            325,875             7.81%                280,333**               5.73%           2.08%
          ---------------------------------------------------------------------------------      -----------
Total **         $767,303             8.42%               $684,970                 6.60%           1.82%


* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $22,850 of par of CDO II debt rated
BBB- and BB.


The following table details the par, fair market value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2003:

                                                                              Adjusted
                                                 Fair Market      Dollar      Purchase     Dollar    Loss Adjusted
                                     Par            Value         Price        Price       Price        Yield
                               -----------------------------------------------------------------------------------
Investment grade CMBS                $277,276       $268,593       96.87      $272,853       98.40       4.9%
Investment grade REIT debt             29,000         29,567      101.95        30,210      104.17       5.0%
CMBS rated BB+ to B                   186,217        133,868       71.89       150,775       80.97       8.9%
CMBS rated B- or lower                304,358         80,680       26.51       107,653       35.37      12.6%
CMBS IOs                            2,623,456         84,493        3.22        83,704        3.19       7.5%
Other CMBS                             20,266         20,142       99.39        20,264       99.99       5.7%
                               -----------------------------------------------------------------------------------
Total                              $3,440,573       $617,343       17.94      $665,459       19.34       7.4%

The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2002:

                                                                        Adjusted
                                           Fair Market      Dollar      Purchase     Dollar    Loss Adjusted
                               Par            Value         Price        Price       Price        Yield
                         -----------------------------------------------------------------------------------
CMBS rated BB+ to B           $ 89,958        $ 59,110       65.71      $ 72,937       81.08        9.0%
CMBS rated B- or lower         280,987          83,386       29.68       116,528       41.47       12.6%
CMBS IOs                       935,678          43,634        4.66        42,590        4.55        9.5%
Other CMBS                       4,000           3,262       81.55         3,211       80.28        7.0%
                         -----------------------------------------------------------------------------------
Total                      $ 1,310,623       $ 189,392       14.45     $ 235,266       17.95      10.83%


Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the controlling class rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The Company's other below investment grade CMBS have no rights associated with its ownership to control the workout and/or disposition of underlying loan defaults; however, these investments are not the first to absorb losses in the underlying pools. The coupon payment on the non-rated security can also be reduced for special servicer fees charged to the trust. The next highest rated security in the structure will then generally be downgraded to non-rated and becomes the first to absorb losses and expenses from that point on.

During 2003, the Company acquired $53,114 of par of other below investment grade CMBS and $155,139 of par of new Controlling Class securities. The total par of the Company's other below investment grade CMBS at December 31, 2003 was $304,207; the average credit protection, or subordination level, of this portfolio is 6.03%. The total par of the Company's Controlling Class CMBS at December 31, 2003 was $806,632 and the total par of the loans underlying these securities was 11,043,023.

The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2003 is as follows:

                                            Adjusted
                     Fair Market   Dollar   Purchase      Dollar   Subordination
            Par         Value       Price     Price       Price        Level
         -----------------------------------------------------------------------
BB+       $84,503      $73,766      87.29     $72,680      86.01      7.54%
BB         89,945       75,349      83.77      76,842      85.43      6.04%
BB-       101,393       71,285      70.31      81,036      79.92      5.12%
B+         44,314       28,904      65.22      31,179      70.36      3.43%
B         182,119      105,061      57.69     133,718      73.42      3.06%
B-         83,296       34,160      41.01      51,935      62.35      1.54%
CCC+       11,924        5,595      46.92       7,129      59.78      1.53%
CCC        70,273       13,375      19.03      22,844      32.51      1.23%
C           8,940        2,531      28.31       2,734      30.58      0.62%
NR        129,925       25,003      19.24      23,011      17.71       n/a
         -----------------------------------------------------------------------
Total    $806,632     $435,029      53.93    $503,108      62.37

The Company's investment in its Controlling Class CMBS by credit rating category at December 31, 2002 is as follows:


                                             Adjusted
                     Fair Market   Dollar    Purchase     Dollar   Subordination
            Par         Value       Price      Price      Price        Level
         -----------------------------------------------------------------------
BB+         $65,159     $56,543      86.78     $56,181     86.22       8.26%
BB           58,170      48,674      83.68      48,560     83.48       6.73%
BB-          84,972      59,415      69.92      68,623     80.76       5.48%
B+           32,329      21,533      66.61      23,173     71.68       3.72%
B           168,435      99,815      59.26     125,197     74.33       3.35%
B-           87,231      40,335      46.24      53,415     61.23       2.32%
CCC          70,407      17,715      25.16      28,942     41.11       1.46%
NR          123,349      25,335      20.54      34,171     27.70        n/a
         -----------------------------------------------------------------------
Total      $690,052    $369,365      53.53     $438,262     63.51

During 2003, the par amount of the Company's Controlling Class CMBS was reduced by the servicers in the amount of $24,924. Par reductions of $17,275 were related to those securities which the Company incurred an impairment during the quarter ended June 30, 2003. $7,649 of the $24,924 reduction in par does not affect the Company's loss adjusted yield on those assets as shortfalls are expected to occur in Controlling Class CMBS. Other than the impairment taken during the quarter ended June 30, 2003, the Company currently does not believe the $7,649 of par reduction requires an impairment or a change in loss assumptions. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to EITF 99-20. Also during 2003, the loan pools were paid down by $235,497. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 2.06% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 37.6% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring. The Company plans to perform a detailed re-underwriting of a substantial number of the underlying loans supporting its Controlling Class CMBS within the next nine months. Upon completion, the Company may determine that its GAAP yields and book values need to be adjusted.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, and 2003. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of December 31, 2003 are shown in the table below:

   Vintage           Underlying      Delinquencies       Lehman Brothers
    Year             Collateral       Outstanding         Conduit Guide
  -----------------------------------------------------------------------
     1998            $7,216,085          2.14%                2.52%
     1999               714,757          0.32%                2.41%
     2001               911,981          0.00%                1.24%
     2003             2,200,200          0.00%                0.13%
              -----------------------------------------------------------
     Total          $11,043,023          1.42%*               1.93%*

* Weighted average based on current principal balance net of defeased loans.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 2002, the Morgan Stanley index indicated that delinquencies on 204 securitizations were 2.01%, and as of December 31, 2003, this same index indicated that delinquencies on 243 securitizations were 2.47%. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 26 delinquent loans shown on the chart in Note 2 of the consolidated financial statements, four loans were real estate owned and being marketed for sale, four loans were in foreclosure, and the remaining 18 loans were in some form of workout negotiations. Aggregate realized losses of $38,589 were realized during year ended December 31, 2003. This brings cumulative net losses realized to $52,065, which is 19.9% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses are expected to increase on the underlying loans as the portfolio ages. Special servicer expenses are also expected to increase as portfolios mature and U.S. employment activity remains weak.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of December 31, 2003 and for the two prior years are as follows:


                     12/31/03 Exposure           12/31/02 Exposure             12/31/01 Exposure
----------------------------------------------------------------------------------------------------
                                                                % of
Property Type     Loan Balance   % of Total    Loan Balance     Total     Loan Balance    % of Total
----------------------------------------------------------------------------------------------------
Multifamily         $3,740,791      33.9%        $3,302,387     35.3%       $3,432,708      34.6%
Retail               3,445,375       31.2         2,704,952     28.9         2,763,045       27.9
Office               1,998,929       18.1         1,550,378     16.6         1,866,338       18.8
Lodging                786,920        7.1           834,854      8.9           853,935        8.6
Industrial             708,064        6.4           589,044      6.3           604,852        6.1
Healthcare             337,333        3.1           346,298      3.7           353,697        3.6
Parking                 25,611        0.2            29,743      0.3            35,225        0.4
                 -----------------------------------------------------------------------------------
Total              $11,043,023*       100%       $9,357,656**    100%        $9,909,800       100%
                 ===================================================================================

* Of this total $304,258 of loans have been "defeased" and are now secured by Treasury securities, thereby removing real estate and borrower risk.
** Of this total $259,141 of loans have been "defeased" and are now secured by Treasury securities, thereby removing real estate and borrower risk.


As of December 31, 2003, the fair market value of the Company's holdings of Controlling Class CMBS is $68,079 lower than the adjusted cost for these securities. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of December 31, 2003 represents approximately 62% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of December 31, 2003 represents approximately 54% of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of December 31, 2003, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities. During 2003 the Company experienced four rating upgrades and one rating downgrade on its CMBS.

The Company's generally accepted accounting principles in the United States of America ("GAAP") income for its CMBS securities is computed based upon a yield, which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through December 31, 2003, the Company's GAAP income accrued on its CMBS assets was approximately $26,697 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio. The Company has never suffered a loss in this portfolio. Because the loan portfolio is relatively small and heterogeneous, the Company has determined it is not necessary to establish a loan loss reserve.

In June 2003, the borrower submitted payment in an attempt to fully repay the loan on a Los Angeles office building in connection with the borrower's sale of the property. Upon the sale of the property securing this loan, and pursuant to the loan documents, the Company was entitled to a supplemental exit fee that was to be paid upon repayment of the loan. The borrower has refused to pay the supplemental exit fee. The Company filed suit on July 15, 2003 against the co-borrowers, MP-555 West Fifth Mezzanine, LLC and MP-808 South Olive Mezzanine, LLC, which are both affiliates of Maguire Properties, Inc (NYSE: MPG). The suit also names the Guarantor, Robert F. Maguire, III.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of December 31, 2003, 2002, and 2001:


                                           Loan Outstanding
                  ---------------------------------------------------------------------    Weighted Average
                    December 31, 2003      December 31, 2002       December 31, 2001             Coupon
  Property         -----------------------------------------------------------------------------------------------
   Type               Amount       %         Amount        %         Amount        %        2003     2002    2001
-----------------------------------------------------------------------------------------------------------------
Office               $57,381      76.4%      $69,431      91.4%      $86,863      57.6%     9.4%     9.5%    9.3%
Residential            2,794       3.7         3,013       4.0        15,000       9.9      3.8%     3.6%   20.0%
Retail                     -         -         3,500       4.6             -         -        -%     4.6%      -%
Hotel                 14,951      19.9             -         -        49,091      32.5      6.6%        -    8.2%
                   -----------------------------------------------------------------------------------------------
Total                $75,126     100.0%      $75,944     100.0%     $150,954     100.0%     8.6%     9.2%   10.0%
                  -----------------------------------------------------------------------------------------------


Recent Events

On February 11, 2004, Hugh R. Frater, the then President and Chief Executive Officer of the Company, advised the Board of Directors of his resignation from the Company and his intention to accept a position as Executive Vice President and Head of Real Estate Finance at The PNC Financial Services Group, Inc. (NYSE:PNC). Mr. Frater will continue to serve as a member of the Company's Board of Directors. Christopher A. Milner was appointed President and Chief Executive Officer and will continue as Chief Investment Officer of the Company.

During the months of January and February 2004, the Company received $6,596 under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Divided Reinvestment Plan") and issued 600,328 shares of its Common Stock.

The Company is currently marketing its third collateralized debt obligation ("CDO III"), which it expects to close in March 2004. The Company anticipates contributing approximately $385,000 par of CMBS and REIT debt to CDO III, and will contribute an additional $50,000 par of below investment grade CMBS over the next twelve months.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations are based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

Securities Available-for-sale

The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Many of these investments are relatively illiquid, and their values must be estimated by management. In making these estimates, management generally utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect the Company's reported net income or cash flows, but impact stockholders' equity and, accordingly, book value per share.

Management must also assess whether unrealized losses on securities reflect a decline in value which is other than temporary, and, accordingly, write the impaired security down to its fair value, through earnings. Significant judgment by management is required in this analysis which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's reported interest income on its mortgage securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events which may alter the assumptions.

The Company adopted EITF 99-20 on April 1, 2001. The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with this guidance. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

As a result of the closing of CDO I at the end of the first quarter 2002, the Company reclassified all of its subordinated CMBS on its consolidated statement of financial condition from available-for-sale to held-to-maturity. The effect of this reclassification changed the accounting basis for these securities, prospectively, from fair market value to adjusted cost. However, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), the interest rate swap agreements entered into by the Company to hedge the variable rate exposure of the debt of CDO I are required to be presented on the balance sheet at their fair market value. Accordingly, the Company determined that at December 31, 2002, and going forward, it would classify all of its subordinated CMBS as available-for-sale securities and record them at fair market value. This is consistent with the mark to market requirement for the CDO's interest rate swap agreements.

The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 with the difference being recorded in other comprehensive income. The circumstance causing the Company to change this classification was not considered a permitted circumstance as stated in Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company will be prohibited from classifying its subordinated CMBS (current holdings as well as future purchases) as held-to-maturity for a period of two years.

Securities Held-for-trading

The Company has designated certain other securities as held-for-trading. Securities held-for-trading are also carried at estimated fair value, but changes in fair value are included in income. The valuations of these securities and the interest income recognized are subject to the same uncertainties as those discussed above.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has an investment in a private opportunity fund which invests in commercial mortgage loans and is managed by the Manager. Management must periodically evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loss allowance which includes but is not limited to making assumptions regarding the value of the real estate which secures the mortgage loan. To date, the Company has determined that no loss allowances have been necessary on the loans in its portfolio or held by the opportunity fund.

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

Derivative Instruments

The Company utilizes various hedging instruments (derivatives) to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related Company investments. All derivatives are carried at fair value, generally estimated by management based on valuations provided by the counterparty to the derivative contract. For accounting purposes, the Company's management must decide whether to designate these derivatives as hedging borrowings, securities available-for-sale, securities held-for-trading, or foreign currency exposure. This designation decision affects the manner in which the changes in the fair value of the derivatives are reported.

Impairment - Securities

In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

The Company performed an analysis of its current underlying loan loss expectations and credit performance of its 1998 vintage Controlling Class CMBS. The Company increased expected underlying loan loss expectations on four securities from three 1998 vintage Controlling Class CMBS transactions. As a result of the increase in loss expectations, the Company recorded an impairment charge of $27,014 during the second quarter of 2003, to reduce the amortized cost of these securities to their fair value, as required by Emerging Issue Task Force standard 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Three of the four impaired securities are not rated and the fourth security is rated CCC by Fitch Ratings. Securities which are not rated are highly sensitive to changes in the timing of losses recognized on the underlying loans. Even though actual losses recognized on the underlying loans to date are still significantly less than original estimates, the Company believes that losses in 2003 will continue to rise due to weak conditions in many commercial real estate markets. The Company believes it was appropriate to increase the total amount of expected losses of these transactions.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Recently Adopted Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting For Stock-Based Compensation", ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 on July 1, 2003, as required, did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). SFAS No. 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of July 1, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities, and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests").

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities, and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all of VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities ("SPE") as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003.

The Company's ownership of the subordinated classes of CMBS from a single issuer where it maintains the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS") are variable interests in SPEs which have been deemed VIEs and therefore subject to the FIN 46R consolidation criteria. Provided in Paragraph 4(d) of FIN 46R are exceptions to the consolidation of VIE's specifically, that an enterprise that holds variable interests in a qualifying special-purpose entity ("QSPE") shall not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. The requirements regarding the QSPE structure are contained in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), and before March 1, 2001 through SFAS No. 140's predecessor under the same name, SFAS No. 125. Pursuant to the conceptual framework set forth in FIN 46R, the Company's management has concluded that the trusts holding its Controlling Class CMBS were structured as QSPE's. Accordingly, the Company was not required to consolidate these trusts and therefore, the adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements. The Controlling Class CMBS which have been deemed VIEs are detailed below. The Company's actual loss from its Controlling Class CMBS investments are limited to the amounts invested in such securities and further limited to such amounts not financed in its non recourse CDOs. The fair value of the Controlling Class securities financed in the CDOs is $265,517; the total fair value of the company's controlling class CMBS is $430,965.

The table below details the purchase date, par of the Company's Controlling Class securities and the entire par of each Controlling Class issuance owned by the Company as of December 31, 2003.

 Controlling Class                          Par Held by the
    Securities           Purchase Date        Company         Total CMBS Issued
 -------------------------------------------------------------------------------
 CMAC 1998-C1                July 1998         $74,730               $982,489
 CMAC 1998-C2           September 1998         182,970              2,284,406
 DLJCM 1998-CG1              June 1998          99,845              1,326,906
 GMAC 1998-C1               April 1998          50,437              1,209,899
 LBCMT 1998-C1                May 1998         160,315              1,412,385
 PNCMA 1999-CM1          November 1999          37,101                714,757
 CSFB 2001-CK6           December 2001          71,345                911,981
 CSFB 2003-CPN1          February 2003          66,177                999,121
 GECMC 2003-C2               July 2003          62,112              1,201,079
                                          --------------------------------------
                        Total                 $805,032            $11,043,023

Results of Operations

Net loss for the year ended December 31, 2003 was $(8,642), or $(0.34) per share (basic and diluted). Net income for the year ended December 31, 2002 was $59,995, or $1.18 per share (basic and diluted). Net income for the year ended December 31, 2001 was $56,271, or $1.41 per share ($1.35 diluted). The decrease in yields on all asset classes is due to lower market interest rates. The decrease in the yields on the Company's commercial real estate securities is due to the purchase of higher credit rated assets during 2003. This trend is expected to reverse as the Company adds high yielding assets to its portfolio in 2004.

Interest Income: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average adjusted cost basis during the period.

                                         For the Year Ended December 31, 2003
                                    -------------------------------------------
                                       Interest       Average      Annualized
                                        Income        Balance        Yield
                                    ------------- -------------- --------------
Commercial real estate securities        $98,113     $1,128,689          8.69%
Commercial real estate loans               5,875         56,344         10.43%
RMBS                                      54,504      1,312,641          4.15%
Cash and cash equivalents                    964         73,326          1.13%
                                    ------------- -------------- --------------
Total                                   $159,456     $2,571,000          6.20%
                                    ============= ============== ==============


                                         For the Year Ended December 31, 2002
                                    --------------------------------------------
                                       Interest         Average       Annualized
                                        Income          Balance         Yield
                                    --------------------------------------------
Commercial real estate securities       $72,205         $730,391          9.89%
Commercial real estate loans             13,997          128,385         10.90%
RMBS                                     72,524        1,392,389          5.21%
Cash and cash equivalents                 1,473           95,996          1.53%
                                    --------------------------------------------
Total                                  $160,199       $2,347,161          6.83%
                                    ============================================


                                        For the Year Ended December 31, 2001
                                   ---------------------------------------------
                                     Interest          Average        Annualized
                                      Income           Balance          Yield
                                   ---------------------------------------------
Commercial real estate securities      $49,177         $507,227           9.70%
Commercial real estate loans            15,499          122,693          12.63%
RMBS                                    60,641          965,460           6.28%
Mortgage loan pools                      1,575           20,778           7.58%
Cash and cash equivalents                2,581           91,630           2.82%
                                   ---------------------------------------------
Total                                 $129,473       $1,707,788           7.58%
                                   =============================================

The following chart reconciles interest income and total income for the years ended December 31, 2003, 2002 and 2001.

                                             For the Years Ended December 31,
                                            2003            2002           2001
                                          --------------------------------------
Interest Income                            $159,456       $160,199      $129,473
Earnings from real estate joint ventures        955          1,044         1,667
Earnings from equity investment               3,367          1,202            80
                                          --------------------------------------
Total Income                               $163,778       $162,445      $131,220
                                          ======================================


Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period; the collateralized debt obligations for the year ended December 31, 2003 includes the cost of hedging those transactions.

                                       For the Year Ended December 31, 2003
                                  ---------------------------------------------
                                    Interest          Average      Annualized
                                     Expense          Balance         Rate
                                  -------------  ---------------- -------------
Collateralized debt obligations       $ 44,226      $   684,797      6.46%
Reverse repurchase agreements           18,614        1,460,049      1.27%
Lines of credit and term loan            2,325           45,199      5.14%
                                  -------------  ---------------- ------------
Total                                 $ 65,165      $ 2,190,045      2.98%
                                  =============  ================ ============



                                       For the Year Ended December 31, 2002
                                  ---------------------------------------------
                                    Interest          Average      Annualized
                                     Expense          Balance         Rate
                                  -------------  ---------------- -------------
Collateralized debt obligations       $ 17,374       $   263,242       6.60%
Reverse repurchase agreements           31,651         1,607,376       1.97%
Lines of credit and term loan            2,451            65,741       3.73%
                                  -------------  ---------------- -------------
Total                                 $ 51,476       $ 1,936,359       2.66%
                                  =============  ================ ============


                                       For the Year Ended December 31, 2001
                                  ---------------------------------------------
                                    Interest          Average      Annualized
                                     Expense          Balance         Rate
                                  -------------  ---------------- -------------
Reverse repurchase agreements        $ 45,126       $ 1,180,115       3.82%
Lines of credit and term loan           8,204           140,468       5.84%
                                  -------------  ---------------- -------------
Total                                $ 53,330       $ 1,320,583       4.04%
                                  =============  ================ ============

The foregoing interest expense amounts for the year ended December 31, 2003 does not include $706 of hedge ineffectiveness income, as well as $18,790 of interest expense related to interest rate hedges outside of the CDOs. The foregoing interest expense amounts for the year ended December 31, 2002 do not include hedge ineffectiveness income of $236, as well as $13,778 of interest expense related to interest rate hedges outside of the CDOs. The foregoing interest expense amounts for the year ended December 31, 2001 do not include hedge ineffectiveness expense of $428, as well as $5,643 of interest expense related to interest rate hedges. See Note 13 of the consolidated financial statements, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of its securities available-for-sale, mortgage loan pools, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity.

Net interest margin from the portfolio is annualized net interest income divided by the average market value of interest-earning assets. Net interest income is total interest income less interest expense relating to collateralized borrowings. Net interest spread equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income divided by average amortized cost of interest earning assets. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment and hedge ineffectiveness.

                                   For the Year Ended December 31,
                             2003          2002          2001         2000
                          ------------ ------------  ------------  ----------
 Interest income           $159,456      $160,200     $129,553      $97,294
 Interest expense          $ 83,930      $ 65,207     $ 57,196      $51,112
 Net interest margin        3.08%          4.40%        4.38%        5.55%
 Net interest spread        2.68%          4.05%        3.60%        3.78%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $9,411 for the year ended December 31, 2003 were comprised entirely of base management fees. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003. Management fees paid to the Manager of $12,527 for the year ended December 31, 2002 were comprised of base management fees of $9,332 and incentive fees of $3,195. Management fees paid to the Manager of $11,018 for the year ended December 31, 2001 were comprised of base management fees of $7,780 and incentive fees of $3,238. General and administrative expense of $2,296 for the year ended December 31, 2003, $2,323 for the year ended December 31, 2002, and $1,717 for the year ended December 31, 2001 were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. General and administrative expense for the year ended 2001 also includes the amortization of negative goodwill.

Other Gains (Losses): During the year ended December 31, 2003, the Company sold a portion of its securities available-for-sale for total proceeds of $1,466,552, resulting in a realized loss of $6,832. During the year ended December 31, 2002, the Company sold a portion of its securities available-for-sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391. During the year ended December 31, 2001, the Company sold a portion of its securities available-for-sale for total proceeds of $1,452,577, resulting in a realized gain of $7,401. The loss on securities held-for-trading of $38,206, $29,255, and $2,604 for the years ended December 31, 2003, 2002, and 2001, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and Agency securities, forward commitments to purchase or sell agency RMBS and hedges. The foreign currency loss of $812 and $5 for the years ended December 31, 2002 and 2001, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling and associated hedging. The loss on impairment of assets of $32,426, $10,273, and $5,702 for the years ended December 31, 2003, 2002, and 2001, respectively, are related to the Company's writedowns of franchise loan backed securities and Controlling Class CMBS.

Dividends Declared: During the year ended December 31, 2003, the Company declared dividends to stockholders totaling $61,088, or $1.26 per share, of which $47,238 was paid during the year and $13,850 was paid on February 2, 2004. During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $65,368, or $1.40 per share. During the year ended December 31, 2001, the Company declared dividends to stockholders totaling $47,458 or $1.29 per share. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

Tax Basis Net Income and GAAP Net Income: Net income as calculated for tax purposes (tax basis net income) was estimated at $46,400 or $0.96 per share basic and diluted), for the year ended December 31, 2003, compared to a net loss as calculated in accordance with GAAP of $(8,642), or $(0.34) per share (basic and diluted).

Tax basis income was $76,000, or $1.53 ($1.52 diluted) per share, for the year ended December 31, 2002, compared to a net income as calculated in accordance with GAAP of $59,955, or $1.18 ($1.18 diluted) per share. Tax basis income was $53,046, or $1.31 ($1.26 diluted) per share, for the year ended December 31, 2001, compared to a net income as calculated in accordance with GAAP of $56,271, or $1.41 ($1.35 diluted) per share.

Differences between tax basis net income and GAAP net income arise for various reasons. For example, in computing income from its Controlling Class CMBS for GAAP purposes, the Company takes into account estimated credit losses on the underlying loans, whereas for tax basis income purposes, only actual credit losses are taken into account. Certain general and administrative expenses may differ due to differing treatment of the deductibility of such expenses for tax basis income. Also, differences could arise in the treatment of premium and discount amortization on the Company's securities available-for-sale.


Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at December 31, 2003 and December 31, 2002:


                                                 December 31,                      December 31,
                                                2003 Estimated                   2002 Estimated
                                                    Fair                             Fair
                Security Description                Value        Percentage          Value        Percentage
  ------------------------------------------- ----------------  -------------- ----------------- --------------
  Commercial mortgage-backed securities:
  CMBS IOs                                            $84,493            4.7%           $43,634           4.5%
  Investment grade CMBS                               333,454            18.5            55,120            5.7
  Non-investment grade rated subordinated
    securities                                        678,424            37.6           577,371           59.3
  Non-rated subordinated securities                    25,019             1.4            25,335            2.7
  Credit tenant lease                                  25,696             1.4             9,063            0.9
  Investment grade REIT debt                          219,422            12.1           183,822           18.9
                                              ----------------  -------------- ----------------- --------------
       Total CMBS                                  $1,366,508            75.7          $894,345           92.0
                                              ----------------  -------------- ----------------- --------------

  Single-family residential
    mortgage-backed securities:
  Agency adjustable rate securities                   180,381            10.0            41,299            4.2
  Agency fixed rate securities                        226,999            12.5             8,833            0.9
  Residential CMOs                                      3,464             0.2            13,834            1.4
  Hybrid arms                                           6,645             0.4            14,751            1.5
  Project Loans                                        22,003             1.2
                                              ----------------  -------------- ----------------- --------------
       Total RMBS                                     439,492            24.3           $78,717            8.0
                                              ----------------  -------------- ----------------- --------------

                                              ----------------  -------------- ----------------- --------------
  Total securities available-for-sale              $1,806,000          100.0%          $973,062         100.0%
                                              ================  ============== ================= ==============

The increase in the CMBS and REIT debt is attributable to the attractive opportunities available to the Company to match fund these assets in the CDO market.

Borrowings: As of December 31, 2003 and 2002, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of December 31, 2003 and 2002, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit, term loans, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. Most of the Company's reverse repurchase agreements are collateralized by RMBS which can be readily liquidated.

The following table sets forth information regarding the Company's collateralized borrowings:

                                                               For the Year Ended
                                                               December 31, 2003
                                             -----------------------------------------------------
                                               December 31,
                                                   2003         Maximum            Range of
                                                 Balance        Balance           Maturities
                                             -----------------------------------------------------
CDO debt*                                        $684,970       $685,239     7.9 to 9.7 years
Reverse repurchase agreements                   1,048,635      1,858,434         2 to 29 days
Line of credit and term loan borrowings            89,936         89,936      100 to 562 days
                                             -----------------------------------------------------

* Disclosed as adjusted issue price. Total par of the Company's CDO debt as of December 31, 2003 is $699,553.


                                                               For the Year Ended
                                                               December 31, 2002
                                             -----------------------------------------------------
                                               December 31,
                                                   2002         Maximum            Range of
                                                 Balance        Balance           Maturities
                                             -----------------------------------------------------
CDO debt*                                        $684,590       $684,590      8.9 to 10.7 years
Reverse repurchase agreements                   1,457,882      1,929,216           3 to 27 days
Line of credit and term loan borrowings            19,189        165,993        211 to 927 days
                                             =====================================================


* Disclosed as adjusted issue price. Total par of CDO debt as of December 31, 2002 is $699,924.


Hedging Instruments: From time to time, the Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration and short-term rate exposure. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company's assets and the cost of borrowing. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts. At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of December 31, 2003 and December 31, 2002 consisted of the following:

                                               December 31, 2003
                                                                        Weighted
                                                                        Average
                                   Notional   Estimated  Unamortized   Remaining
                                    Value     Fair Value    Cost         Term

  Interest rate swaps               919,300     (2,929)      23       5.46 years
  Interest rate swaps - CDO         626,323    (23,423)       -       9.17 years
                                ------------------------------------------------
  Total                           1,545,623    (26,352)      23       6.96 years
                                ================================================



                                              December 31, 2002
                                                                        Weighted
                                                                        Average
                                   Notional   Estimated  Unamortized   Remaining
                                    Value     Fair Value    Cost         Term

  Interest rate swaps              489,000    (11,948)        -       1.79 years
  Interest rate swaps - CDO        653,832    (33,654)        -       9.53 years
                                ------------------------------------------------
  Total                          1,142,832    (45,602)        -       6.22 years
                                ================================================

As of December 31, 2003, the Company had designated $1,066,078 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2002, the Company had designated $791,287 of the interest rate swap agreements as cash flow hedges of borrowings under reverse repurchase agreements.

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of collateralized borrowings, principal and interest payments on and maturities of securities available-for-sale, securities held-for-trading, commercial mortgage loans, and proceeds from the maturity or sales thereof.

The Company finances itself with its own equity, follow-on equity offerings, preferred stock offerings, secured term debt, committed financing facilities, and reverse repurchase agreements. An important part of the Company's risk analysis includes a thorough assessment of the financing alternatives in the context of the assets being financed.

Reverse repurchase agreements are secured loans generally with a term of 30 days. The interest rate is based on 30-day London Interbank Offered Rate ("LIBOR") plus a spread that is determined based on the asset pledged as security. The terms include a daily mark to market provision that requires the posting of additional collateral if the value of the pledged asset declines. After the 30-day period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing is generally available only for more liquid securities. The interest rate charged on reverse repurchase agreements is usually the lowest relative to the alternatives due to the lower risk inherent in these transactions.

Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a daily mark to market provision requiring posting of additional collateral if the value of the pledged asset declines in excess of a threshold amount. A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing. A committed facility provider is generally required to provide financing for the full term of the agreement, usually two to three years, rather than thirty days as generally used in the reserve repurchase market. This longer term makes the financing of less liquid assets viable.

Issuance of secured term debt is generally done through a collateralized debt obligation offering. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. As this transaction is considered a financing, the SPE is fully consolidated on the Company's consolidated financial statements. Asset cash flows are generally matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as "match funding" or "term financing" the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer therefore permanent reductions in value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

The Company may issue preferred stock from time to time as a source of long-term or permanent capital. Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion feature. The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidity proceeds.

Another source of permanent capital is the issuance of common stock through a follow-on offering. This allows investors to purchase a large block of common stock in one transaction. A common stock issuance can be accretive to the Company's book value per share if the issue price per share exceeds the Company's book value per share. It can also be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company's existing assets. Furthermore, earnings accretion can also be achieved at reinvestment rates that are lower than the return on existing assets if common stock is issued at a premium to book value.

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. During 2003 and 2002, the Company did not issue any common stock in follow-on equity offerings. In 2001, the Company issued 13,690,000 shares of common stock in two follow-on offerings at an average price of $9.35 per share. Additionally, for the years ended December 31, 2003 and 2002, respectively, the Company issued 1,955,919 and 1,455,725 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134 and $15,920, respectively.

At December 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                                                                                             Total
                                Lines of      Reverse Repurchase     Collateralized     Collateralized
                                 Credit           Agreements        Debt Obligations      Borrowings
                               -------------------------------------------------------------------------
Within 30 days                      $     -          $1,048,635        $     -            $1,048,635
31 to 59 days                             -                   -              -                     -
60 days to less than 1 year          15,180                   -              -                15,180
1 year to 2 years                    74,756                   -              -                74,756
Over 5 years                              -                   -        684,970*              684,970
                               -------------------------------------------------------------------------
                                    $89,936          $1,048,635       $684,970            $1,823,541
                               =========================================================================

* Comprised of $404,637 of CDO debt with a weighted average remaining maturity of 8.29 years as of December 31, 2003 and $280,333 of CDO debt with a weighted average remaining maturity of 8.34 years as of December 31, 2003.


In addition, the Company has no off-balance sheet financing arrangements.

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, BlackRock Financial Management, Inc. (the "Manager") agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2003, the Installment Payment would be $8,000 payable over eight years. The Company does not accrue for this contingent liability.

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

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the incentive fee based upon the current and prior three quarters' net income ("Yearly Incentive Fee") is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of December 31, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note. The Company anticipates that the Management Agreement will be extended prior to its expiration on March 31, 2004.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS No. 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $3,195 and $3,238 in incentive compensation for the years ended December 31, 2002 and 2001, respectively. There was no incentive fee due to the Manager for the twelve months ended December 31, 2003.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003.

The Company incurred $9,411, $9,332, and $7,780 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2003, 2002, and 2001, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $66, $14, and $216 for certain expenses incurred on behalf of the Company during 2003, 2002, and 2001, respectively.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the years ended December 31, 2003, 2002, and 2001, the Company paid administration fees of $173, $168, and $144, respectively.

The special servicer on seven of the Company's nine Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly-owned indirect subsidiary of PNC Bank. The Company's fees for Midland's services are at market rates.

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

The Company has entered into a $50 million commitment to acquire shares in Carbon, a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. On December 31, 2003, the Company owned 19.8% of the outstanding shares in Carbon. The Company's remaining commitment at December 31, 2003 was $23,034.

REIT Status: The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.


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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. As of December 31, 2003, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark to market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was
2.12 years based on reported GAAP book value as of December 31, 2003.

The Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The fixed rate liabilities issued in CDO I and CDO II reduce the Company's economic duration by approximately 5.0 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 1.0 year. The Company's reported book value is not reduced by these liabilities and therefore is approximately 6.0 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At December 31, 2003, economic duration was 3.08 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of December 31, 2003. Actual results could differ significantly from these estimates.

                    Projected Percentage Change In
                          Earnings Per Share
                         Given LIBOR Movements

           Change in LIBOR,           Projected Change in
           +/- Basis Points            Earnings per Share
       ------------------------------------------------------
                 -100                      $(0.026)
                 -50                       $(0.013)
                Base Case
                 +50                         $0.013
                 +100                        $0.026
                 +200                        $0.051

Credit Risk: The Company's portfolios of commercial real estate assets are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond the control of the Company.

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B- or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses.

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B-rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives; which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; which results in a lower or possibly negative return. Additional losses which occur due to greater severity will not have a significant effect as all principal is already assumed to be non-recoverable.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. The Company generally assumes that all principal will be recovered by classes rated B or higher. The Company manages credit risk through the underwriting process, establishing loss assumptions and careful monitoring of loan performance. After the securities have been acquired, the Company monitors the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. Furthermore, the Company may be required to write down a portion of the adjusted purchase price of the affected assets through its consolidated statements of financial condition.

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.28 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.95 to $1.20 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of December 31, 2003, securities with a total market value of $748,266 are collateralizing the CDO borrowings of $684,970; therefore, the Company's residual interest in the two CDOs is 63,296 ($1.28 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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


   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----

   Independent Auditors' Report..............................................54

   Consolidated Financial Statements:

   Consolidated Statements of Financial Condition at
   December 31, 2003 and 2002................................................55


   Consolidated Statements of Operations
   For the Years Ended December 31, 2003, 2002 and 2001......................56


   Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December 31 2003, 2002 and 2001.......................57


   Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2003, 2002 and 2001......................59

   Notes to Consolidated Financial Statements................................60


All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anthracite Capital, Inc.

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

New York, New York
March 1, 2004


                                                 Anthracite Capital, Inc.
                                      Consolidated Statements of Financial Condition
                                           (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------

                                                                          December 31, 2003               December 31, 2002
                                                                          -----------------               -----------------

ASSETS
Cash and cash equivalents                                                               $  20,805                      $  24,698
Restricted cash equivalents                                                                12,845                         84,485
Securities available-for-sale, at fair value
     Subordinated commercial mortgage-backed securities ("CMBS")         $ 703,443                       $ 602,706
     Residential mortgage backed securities ("RMBS")                       439,492                          78,717
     Investment grade securities                                           663,065                         291,639
                                                                       ------------                    -------------
Total securities available-for-sale                                                     1,806,000                        973,062
Securities held-for-trading, at fair value                                                313,727                      1,427,733
Commercial mortgage loans, net                                                             61,668                         65,664
Equity investment in Carbon Capital, Inc.                                                  28,493                         14,997
Investments in real estate joint ventures                                                   7,823                          8,265
Receivable for investments sold                                                            99,056                              -
Other assets                                                                               48,429                         41,654
                                                                                     -------------                 --------------
     Total Assets                                                                      $2,398,846                     $2,640,558
                                                                                     =============                 ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                              $684,970                        $684,590
    Secured by pledge of subordinated CMBS                                 100,892                           7,295
    Secured by pledge of other securities available-for-sale
      and cash equivalents                                                 710,968                          98,439
    Secured by pledge of securities held-for-trading                       304,001                       1,355,333
    Secured by pledge of investments in real estate joint ventures             513                           1,337
    Secured by pledge of commercial mortgage loans                          22,197                          14,667
                                                                        ------------                   -------------
Total borrowings                                                                       $1,823,541                     $2,161,661
Securities sold, not yet settled                                                           99,551                              -
Payable for investments purchased                                                               -                            524
Distributions payable                                                                      14,749                         16,589
Other liabilities                                                                          43,575                         55,568
                                                                                      ------------                 --------------
     Total Liabilities                                                                 $1,981,416                     $2,234,342
                                                                                      ------------                 --------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
      49,464 shares issued and outstanding in 2003;
      47,398 shares issued and outstanding in 2002                                             49                             47
10% Series B Preferred Stock, liquidation preference
      $43,942 in 2003 and $47,817 in 2002                                                  33,431                         36,379
9.375% Series C Preferred stock, liquidation preference
      $57,500 in 2003                                                                      55,435                              -
Additional paid-in capital                                                                536,333                        515,180
Distributions in excess of earnings                                                     (101,635)                       (24,161)
Accumulated other comprehensive loss                                                    (106,183)                      (121,229)
                                                                                     -------------                 --------------
      Total Stockholders' Equity                                                          417,430                        406,216
                                                                                     -------------                 --------------
      Total Liabilities and Stockholders' Equity                                       $2,398,846                     $2,640,558
                                                                                     =============                 ==============



The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except per share data)


                                                            For the year ended   For the year ended   For the year ended
                                                            December 31, 2003    December 31, 2002    December 31, 2001
                                                            -----------------    -----------------    -----------------
Income:
Interest from securities available-for-sale                        $ 120,430              $99,308            $ 85,137
Interest from commercial mortgage loans                                5,875               13,997              15,499
Interest from mortgage loan pools                                          -                    -               1,575
Interest from securities held-for-trading                             32,187               45,421              24,681
Earnings from real estate joint ventures                                 955                1,044               1,667
Earnings from equity investment                                        3,367                1,202                  80
Interest from cash and cash equivalents                                  964                1,473               2,581
                                                                  -----------           ----------          ----------
         Total income                                                163,778              162,445             131,220
                                                                  -----------           ----------          ----------
Expenses:
Interest                                                              76,093               50,987              44,425
Interest - securities held-for-trading                                 7,156               14,031              14,976
Management and incentive fee                                           9,411               12,527              11,018
General and administrative expense                                     2,296                2,323               1,717
                                                                  -----------           ----------          ----------
         Total expenses                                               94,956               79,868              72,136
                                                                  -----------           ----------          ----------

Other gains (losses):
Sale of securities available-for-sale                                 (6,832)              11,391               7,401
Securities held-for-trading                                          (38,206)             (29,255)             (2,604)
Foreign currency loss                                                      -                 (812)                 (5)
Loss on impairment of assets                                         (32,426)             (10,273)             (5,702)
                                                                  -----------           ----------          ----------
        Total other loss                                             (77,464)             (28,949)               (910)
                                                                  -----------           ----------          ----------

(Loss) income before cumulative transition adjustments                (8,642)              53,628              58,174
Cumulative transition adjustment-SFAS No. 142                              -                6,327                   -
Cumulative transition adjustment-SFAS No. 133                              -                    -              (1,903)
                                                                  -----------           ----------          ----------
Net (loss) income                                                     (8,642)              59,955              56,271
                                                                  -----------           ----------          ----------

Dividends and accretion on Preferred Stock                             7,744                5,162               8,964
Net (Loss) Income Available to Common Stockholders                  $(16,386)             $54,793             $47,307
                                                                  ===========           ==========          ==========

Net (loss) income per common share, basic:
    (Loss) income before cumulative transition adjustment           $  (0.34)             $  1.04               $1.47
    Cumulative transition adjustment - SFAS No. 142                        -                 0.14                   -
    Cumulative transition adjustment - SFAS No. 133                        -                    -               (0.06)
                                                                  -----------           ----------          ----------
    Net (loss) income                                               $  (0.34)                $1.18             $ 1.41
                                                                  -----------           ----------          ----------

Net (loss) income per common share, diluted:
    (Loss) income before cumulative transition adjustment           $  (0.34)             $  1.04              $ 1.40
    Cumulative transition adjustment - SFAS No. 142                        -                 0.14                   -
    Cumulative transition adjustment - SFAS No. 133                        -                    -               (0.05)
                                                                  -----------           ----------          ----------
    Net (loss) income                                               $  (0.34)             $  1.18              $ 1.35
                                                                  ===========           ==========          ==========

Weighted average number of shares outstanding:
    Basic                                                             48,246               46,411              33,568
    Diluted                                                           48,246               46,452              37,616


The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 31, 2003, 2002 and 2001 (in thousands)
                                                      ------------

                                              Series    Series                             Accumulated                   Tota;
                                    Common      B         C      Additional  Distributions    Other                      Stock-
                                    Stock,   Preferred Preferred   Paid-In    In Excess   Comprehensive  Comprehensive  holders'
                                  Par Value   Stock     Stock     Capital    Of Earnings       Loss          Income      Equity
                                  ----------------------------------------------------------------------------------------------

Balance at January 1, 2001             $25    $43,004             $315,533    $ (13,437)     $(102,871)                $242,254
Net income                                                                       56,271                     $56,271      56,271
Cumulative transition
 adjustment- SFAS No. 133                                                                        1,903        1,903       1,903
Unrealized loss on cash
  flow hedges                                                                                  (11,941)     (11,941)    (11,941)
Reclassification adjustments
  from cash flow hedges
  included in net income                                                                           994          994         994
Change in net unrealized
  loss on securities
  available-for-sale, net of
  reclassification adjustment                                                                  (26,044)     (26,044)    (26,044)
                                                                                                         ------------
Other comprehensive loss                                                                                    (35,088)
                                                                                                         ------------
Comprehensive income                                                                                        $21,183
                                                                                                         ============
Dividends declared-common stock                                                 (47,458)                                (47,458)
Dividends and accretion on
  preferred stock                                                                (8,964)                                 (8,964)
Issuance of common stock                15                         145,438                                              145,453
Conversion of Series B preferred
  stock to common stock                  1       (918)                 917                                                    -
Conversion of Series A preferred
  stock to common stock                  4                          30,492                                               30,496
Compensation cost - stock options                                      151                                                  151
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 2001            45     42,086              492,531      (13,588)      (137,959)                 383,115
Net Income                                                                       59,955                     $59,955      59,955
Unrealized loss on
  cash flow hedges                                                                             (56,769)     (56,769)    (56,769)

Reclassification adjustments
  from cash flow hedges
  included in net income                                                                         5,619        5,619       5,619

Change in net unrealized loss
  on securities available-
  for-sale, net of
  reclassification adjustment                                                                   67,880       67,880      67,880
                                                                                                         ------------
Other comprehensive income                                                                                   16,730
                                                                                                         ------------
Comprehensive income                                                                                        $76,685
                                                                                                         ============
Dividends declared-common stock                                                 (65,366)                                (65,366)
Dividends declared-preferred stock                                               (5,162)                                 (5,162)
Issuance of common stock                 1                          16,685                                               16,686
Conversion of Series B preferred
  stock to common stock                  1     (5,707)               5,706
Conversion of Series A preferred
  stock to common stock                                                258                                                  258
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 2002            47     36,379              515,180      (24,161)      (121,229)                 406,216
Net Loss                                                                         (8,642)                    $(8,642)     (8,642)
Unrealized gain on
  cash flow hedges                                                                              12,474       12,474      12,474
Reclassification adjustments
  from cash flow hedges
  included in net loss                                                                           7,704        7,704       7,704
Change in net unrealized loss
  on securities available-
  for-sale, net of
  reclassification adjustment                                                                   (5,132)      (5,132)     (5,132)
                                                                                                         ------------
Other comprehensive income                                                                                   15,046
                                                                                                         ------------
Comprehensive income                                                                                         $6,404
                                                                                                         ============
Dividends declared-common stock                                                 (61,088)                                (61,088)
Dividends on preferred stock                                                     (7,744)                                 (7,744)
Issuance of common stock                 2                          22,079                                               22,081
Issuance of Series C
   preferred stock                                       55,435                                                          55,435
Redemption of Series B
   preferred stock                             (2,948)                (926)                                              (3,874)
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 2003           $49    $33,431   $55,435   $536,333    $(101,635)     $(106,183)                $417,430
                                   =============================================================================================



Disclosure of reclassification adjustment:                     Years ended December 31,
                                                    -----------------------------------------------
                                                         2003            2002           2001
                                                    -----------------------------------------------
Unrealized holding gain (loss) on
   securities available-for-sale                        1,700         $ 56,489       $ (33,445)

Reclassification for realized gains
   previously recorded as unrealized                   (6,832)          11,391           7,401
                                                    -----------------------------------------------
                                                       (5,132)          67,880         (26,044)
                                                    ===============================================

The accompanying notes are an integral part of these consolidated financial statements.



Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)

                                                                                           Years Ended December 31,

                                                                                        2003        2002        2001
                                                                                    --------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                                 $ (8,642)    $ 59,955     $ 56,271

Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Net sale (purchase) of trading securities                                          502,577     (878,980)    (454,960)
     Net loss (gain) on sale of securities                                               45,038       17,864       (4,797)
     Amortization of negative goodwill                                                        -            -       (1,942)
     Cumulative transition adjustment                                                         -       (6,327)       1,903
     (Discount accretion) premium amortization, net                                      (2,313)      (9,295)       6,376
     Compensation cost - stock options                                                        -            -          151
     Loss on impairment of assets                                                        32,426       10,273        5,702
     Noncash portion of net foreign currency loss                                             -          276            5
     Equity in earnings in excess of distributions from Carbon Capital, Inc.             (1,415)        (113)           -
     Decrease (increase) in other assets                                                 10,690      (14,215)      12,803
     (Decrease) increase in other liabilities                                           (16,251)      17,067        2,657
                                                                                    --------------------------------------
Net cash provided by (used in) provided by operating activities                         562,110   (803,495)    (375,831)
                                                                                    --------------------------------------

Cash flows from investing activities:
     Purchase of securities available-for-sale                                       (2,043,765)    (686,710)  (2,383,483)
     Principal payments received on securities available-for-sale                       299,858      167,570      123,578
     Funding of commercial mortgage loans                                               (18,520)      (3,370)     (56,070)
     Repayments received from commercial mortgage loans                                  13,851       82,865       66,620
     Decrease (increase) in restricted cash equivalents                                  71,640      (47,109)     (27,892)
     Investment in real estate joint ventures, net                                            -            -        1,921
     Distributions from joint ventures in excess of earnings                                442           52          116
     Investment in Carbon Capital, Inc.                                                 (12,081)      (6,100)      (8,784)
     Principal payment received on mortgage loan pools                                        -            -       10,981
     Proceeds from sale of securities available-for-sale and mortgage loan pools      1,466,552    1,017,534    1,452,577
     Net payments under hedging securities                                               (8,830)      (8,077)     (11,973)
                                                                                    --------------------------------------
Net cash provided by (used in) investing activities                                    (230,853)     516,655     (832,409)
                                                                                    --------------------------------------
Cash flows from financing activities:
     Net (decrease) increase in borrowings                                             (338,120)     322,965    1,116,596
     Proceeds from issuance of Series C preferred stock, net of offering costs           55,435            -            -
     Proceeds from issuance of common stock, net of offering costs                       22,081       16,686      145,803
     Redemption of Series B preferred stock                                              (3,874)           -            -
     Dividends paid on common stock                                                     (63,826)     (64,633)     (40,038)
     Dividends paid on preferred stock                                                   (6,846)      (6,551)      (8,879)
                                                                                    --------------------------------------
Net cash (used in) provided by financing activities                                    (335,150)     268,467    1,213,482
                                                                                    --------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (3,893)     (18,373)       5,242
Cash and cash equivalents, beginning of year                                             24,698       43,071       37,829
Cash and cash equivalents, end of year                                              --------------------------------------
                                                                                       $ 20,805    $  24,698    $  43,071
                                                                                    ======================================
Supplemental disclosure of cash flow information:
     Interest paid                                                                     $ 83,159    $  71,746    $  54,852
                                                                                    ======================================
     Investments purchased not settled                                                 $      -    $     524    $ 346,913
                                                                                    ======================================
     Investments sold not settled                                                      $ 99,056    $       -    $ 344,789
                                                                                    ======================================

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
-------------------------------------------------------------------------------

Note 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of CMBS, multifamily, commercial and residential mortgage loans, and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

A summary of the Company's significant accounting policies follows:

Use of Estimates

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's investments and an estimate of credit performance on CMBS investments.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Deferred Financing Costs

Deferred financing costs, which are included in other assets on the Company's consolidated statements of financial condition, includes issuance costs related to the Company's debt and is amortized using the straight line method which method is similar to the amortization results of the effective interest method.

Securities Available-for-Sale

The Company has designated its investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value which is judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss is included in income on a specific identification basis.

As a result of the closing of the Company's CDO I, at the end of the first quarter 2002, the Company reclassified all of its subordinated CMBS on the balance sheet from available-for-sale to held-to-maturity. The effect of this reclassification changed the accounting basis of these securities, prospectively, from fair market value to adjusted cost. However, in accordance with SFAS No. 133, as amended and interpreted, the interest rate swap agreements entered into by the Company to hedge the variable rate exposure of the debt of CDO I are required to be presented on the balance sheet at their fair market value. This difference in treatment caused fluctuations in the book value of the Company. Accordingly, the Company determined that at December 31, 2002, and going forward, it will classify all of its subordinated CMBS as available-for-sale securities and record them at fair market value. This treatment is consistent with the mark to market requirement for CDO I's interest rate swap agreements.

The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 at March 31, 2002 with the difference being recorded in other comprehensive income. The circumstance which caused the Company to change this classification was not considered a permitted circumstance as stated in SFAS No. 115, and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company will be prohibited from classifying its subordinated CMBS (current holdings as well as future purchases) as held-to-maturity for a period of two years from March 31, 2002.

The Company adopted the EITF Consensus 99-20 on April 1, 2001. The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with this guidance. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under EITF 99-20, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Securities Held-for-trading

The Company has designated certain securities as assets held-for-trading because the Company intends to hold them for short periods of time. Securities held-for-trading are carried at estimated fair value with net unrealized gains or losses included in the consolidated statements of operations.

Mortgage Loans

The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. Loans held for long-term investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income and application fee income, net of direct costs, associated with originating or purchasing commercial mortgage loans are deferred and included in the basis of the loans on the consolidated statements of financial condition. The net fees are amortized over the life of the loans using the effective interest method. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principle) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Short Sales

As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held-for-trading in the consolidated statement of operations.

The Company is exposed to credit loss in the event of nonperformance by any broker that holds a deposit as collateral for securities borrowed. However, the Company does not anticipate nonperformance by any broker.

Forward Commitments - Trading

As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may enter into forward commitments to purchase or sell U.S. Treasury securities or securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA") (collectively "Agency Securities"), which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held-for-trading in the consolidated statement of operations.

The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

Financial Futures Contracts - Trading

As part of its short-term trading strategies (see Note 3 of the consolidated financial statements), the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held-for-trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

The Company is exposed to interest rate risk on the contracts, as well as to credit loss in the event of nonperformance by any other party to the contract. However, the Company does not anticipate nonperformance by any counterparty.

Derivative Instruments

As part of its asset/liability risk management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments in order to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items in its consolidated statement of financial condition.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income (loss) in stockholder's equity. Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to total other gain/(loss) and changes in fair value are recognized in the consolidated statements of operations. The fair market value of all swaps is included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded in the consolidated statements of financial condition as restricted cash. A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company accounts for revenue and expense from the interest rate swap agreements designated as cash flow hedges under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to interest expense. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the shorter of the remaining term of the swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to total other gain (loss). During the term of the interest rate swap agreement, changes in fair value are recognized in the consolidated statements of operations and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded in the consolidated statements of financial condition as restricted cash. A corresponding amount is included as loss on securities held for trading in the consolidated statement of operations. The Company accounts for revenue and expense from the interest rate swap agreements classified as trading derivatives under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements are recorded as an adjustment to loss on securities held for trading in the consolidated statement of operations.

Revenue and expense from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss. During the term of the forward currency exchange contracts, changes in fair value are recognized in the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the consolidated statement of operations.

Financial futures contracts that are, for accounting purposes, designated as hedging securities held-for-trading, are carried at fair value, with changes in fair value included in the consolidated statement of operations.

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

Stock Options

The options issued under the 1998 Stock Option Plan, options covering 979,426 shares of the Company's Common Stock, were granted prior to December 15, 1998 to individuals deemed to be employees. The Company adopted the disclosure-only provisions of SFAS No. 123 for such options. No compensation cost for these options has been recorded in the consolidated statement of operations because all options granted had an exercise price equal to or above the market value of the underlying Common Stock on the date of grant. Had compensation cost for these options been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income per share would not have changed in any period preceded.

For the options to purchase 786,915 shares of the Company's Common Stock, granted to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end, up to the vesting date, and adjusts expensed amounts accordingly. The value of these non-employee options at each period end was negligible and all options were fully vested by March 2002. There were no options granted in 2003, 2002 or 2001.

Negative Goodwill

Negative goodwill reflected the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger (See Note 14 of the consolidated financial statements) over the purchase price for such assets. Negative goodwill was being amortized using the straight-line method from the date of acquisition over the weighted average lives of the assets acquired in the merger that the Company intended to retain. Negative goodwill, net, was $6,327 at December 31, 2001. Pursuant to the implementation of SFAS No. 142 (See Recently Adopted Accounting Pronouncements), the Company recognized the unamortized negative goodwill balance in income during the first quarter of 2002.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 2003, the Company had a Federal capital loss carryover of approximately $76,892 available to offset future capital gains.

Recently Adopted Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142, the Company recorded a one-time, noncash adjustment of approximately $6,327 to write off the unamortized balance of its negative goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Amortization of negative goodwill was $1,942 for the year ended December 31, 2001.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation does not have a current impact the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has determined that this Interpretation does not currently impact the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 on July 1, 2003, as required, did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150. SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). SFAS No. 150 became effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to VIEs and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests").

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all of VIE assets or liabilities.

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of SPEs as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003.

The Company's ownership of the subordinated classes of CMBS from a single issuer where it maintains the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS") are variable interests in SPEs which have been deemed VIEs and therefore subject to the FIN 46R consolidation criteria. Provided in Paragraph 4(d) of FIN 46R, are exceptions to the consolidation of VIE's specifically, that an enterprise that holds variable interests in a qualifying special-purpose entity ("QSPE") shall not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. The requirements regarding the QSPE structure are contained in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and before March 1, 2001 through SFAS No. 140's predecessor under the same name, SFAS No. 125. Pursuant to the conceptual framework set forth in FIN 46R, the Company's management has concluded that the trusts holding its Controlling Class CMBS were structured as QSPE's. Accordingly, the Company was not be required to consolidate these trusts and therefore, the adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements. The Controlling Class CMBS which have been deemed VIEs are detailed below. The Company's actual loss from its Controlling Class CMBS investments is limited to the amounts invested in such securities and further limited to such amounts not financed in its non-recourse CDOs. The fair value of the Controlling Class securities financed in the CDOs is $265,517; the total fair value of the Company's controlling class CMBS is $430,965.

The table below details the purchase date, par of the Company's Controlling Class securities and the entire par of each Controlling Class issuance owned by the Company as of December 31, 2003.

     Controlling Class                       Par Held by the
         Securities        Purchase Date         Company       Total CMBS Issued
 ------------------------------------------------------------------------------
  CMAC 1998-C1                 July 1998      $74,730               $982,489
  CMAC 1998-C2            September 1998      182,970              2,284,406
  DLJCM 1998-CG1               June 1998       99,845              1,326,906
  GMAC 1998-C1                April 1998       50,437              1,209,899
  LBCMT 1998-C1                 May 1998      160,315              1,412,385
  PNCMA 1999-CM1           November 1999       37,101                714,757
  CSFB 2001-CK6            December 2001       71,345                911,981
  CSFB 2003-CPN1           February 2003       66,177                999,121
  GECMC 2003-C2                July 2003       62,112              1,201,079
                                          --------------------------------------
                Total                        $805,032            $11,043,023


Reclassifications

Certain amounts from 2002 and 2001 have been reclassified to conform to the 2003 presentation.


Note 2 SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2003 are summarized as follows:

                                                                            Gross            Gross           Estimated
                                                        Amortized        Unrealized        Unrealized           Fair
                    Security Description                   Cost             Gain              Loss             Value
 -------------------------------------------------------------------------------------------------------------------------
 CMBS:
 CMBS interest only strips ("IO's")                        $ 83,704           $ 1,566          $ (777)           $ 84,493
 Investment grade CMBS                                      332,342             7,353          (6,241)            333,454
 Non-investment grade rated subordinated securities         742,923            19,322         (83,821)            678,424
 Non-rated subordinated securities                           23,011             4,840          (2,832)             25,019
 Credit tenant lease                                         25,861                 -            (165)             25,696
 Investment grade REIT debt                                 204,382            15,736            (696)            219,422
                                                    ----------------------------------------------------------------------
      Total CMBS                                          1,412,223            48,817         (94,532)          1,366,508
                                                    ----------------------------------------------------------------------

 RMBS:
 Agency adjustable rate securities                          179,917               464                -            180,381
 Agency fixed rate securities                               231,333                55          (4,389)            226,999
 Residential CMO's                                            3,404                89             (29)              3,464
 Hybrid adjustable rate mortgages ("ARMs")                    6,682                 -             (37)              6,645
 Project Loans                                               21,478               535             (10)             22,003
                                                    ----------------------------------------------------------------------
      Total RMBS                                            442,814             1,143          (4,465)            439,492
                                                    ----------------------------------------------------------------------
      Total securities available-for-sale               $ 1,855,037           $49,960        $(98,997)         $1,806,000
                                                    ======================================================================

As of December 31, 2003, an aggregate of $1,683,952 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2002 are summarized as follows:


                                                                            Gross           Gross         Estimated
                                                          Amortized        Unrealized      Unrealized        Fair
          Security Description                              Cost            Gain            Loss            Value
 -----------------------------------------------------------------------------------------------------------------
CMBS:
 CMBS IO's                                                 $42,591           $1,433        $(390)         $43,634
 Investment grade CMBS                                      49,843            5,277             -          55,120
 Non-investment grade rated subordinated securities        629,273           19,473      (71,375)         577,371
 Non-rated subordinated securities                          34,170            1,967      (10,802)          25,335
 Credit tenant lease                                         9,063                -             -           9,063
 Investment grade REIT debt                                174,515            9,464         (157)         183,822
                                                       ----------------------------------------------------------
      Total CMBS                                           939,455           37,614      (82,724)         894,345
                                                       -----------------------------------------------------------

 RMBS:
 Agency adjustable rate securities                          40,964              510         (175)          41,299
 Agency fixed rate securities                                8,509              324             -           8,833
 Residential CMO's                                          13,356              478             -          13,834
 Hybrid Arms                                                14,541              210             -          14,751
                                                       -----------------------------------------------------------
      Total RMBS                                            77,370            1,522         (175)          78,717
                                                       -----------------------------------------------------------
      Total securities available-for-sale               $1,016,825          $39,136     $(82,899)        $973,062
                                                       =============================================================

As of December 31, 2002, an aggregate of $872,939 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of December 31, 2003 and 2002, there were 2,163 and 1,883 loans, respectively, underlying the Controlling Class CMBS held by the Company, with a principal balance of $11,043,023 and $9,357,656, respectively.

As of December 31, 2003 and 2002, the aggregate estimated fair values by underlying credit rating of the Company's securities available-for-sale are as follows:


                                           December 31, 2003                  December 31, 2002
                                           Estimated                          Estimated
               Security Rating             Fair Value       Percentage        Fair Value       Percentage
 -----------------------------------------------------------------------------------------------------------
 Agency and agency insured securities          $426,915         24%                $50,132         5.1%
 AAA                                            238,382         13                  72,923         7.5
 AA                                                   -          -                   4,448         0.5
 A                                               15,643          1                  10,466         1.1
 A-                                              23,126          1                  19,116         2.0
 BBB+                                           106,752          6                  93,623         9.6
 BBB                                            146,072          8                 101,691        10.4
 BBB-                                           126,313          7                  17,957         1.8
 BB+                                            284,081         16                 237,839        24.4
 BB                                             129,401          7                  93,290         9.6
 BB-                                             75,316          4                  66,844         6.9
 B+                                              28,904          2                  21,533         2.2
 B                                              105,061          6                  99,815        10.2
 B-                                              34,160          2                  39,035         4.0
 CCC+                                             5,595          -                       -           -
 CCC                                             13,375          1                  19,015         2.0
 C                                                2,531          -                       -           -
 Not rated                                       44,373          2                  25,335         2.7
                                          ------------------------------------------------------------------
 Total securities available-for-sale         $1,806,000        100%                973,062       100.0%
                                          ==================================================================

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.


                            Less than 12 Months                12 Months or More                      Total
                       ----------------------------------------------------------------------------------------------
                                            Gross
                                          Unrealized                       Gross                           Gross
                          Fair              Gains          Fair          Unrealized         Fair          Unrealized
                          Value            (Losses)        Value           Losses           Value           Losses
                       ----------------------------------------------------------------------------------------------

Non-investment grade
rated subordinated
securities                 $65,969            $362       $612,455         $(64,861)       $678,424        $(64,499)

Credit Tenant Lease        $25,696          $(165)              -                -         $25,696           $(165)

Agency fixed rate
securities                $226,999        $(4,334)              -                -        $226,999         $(4,334)
                       ----------------------------------------------------------------------------------------------

Total temporarily
impaired securities       $318,664        $(4,137)       $612,455         $(64,861)       $931,119        $(68,998)
                       ==============================================================================================


The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held other than those impaired during 2003 (see Note 2 of the consolidated financial statements) are other-than-temporarily impaired at December 31, 2003.

As of December 31, 2003 and 2002, the mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties of the types and at the locations identified below:

                      Percentage (1)                          Percentage (1)
 ------------------------------------------------------------------------------
 Property Type       2003         2002       Geographic     2003         2002
                                             Location
 ------------------------------------------------------------------------------
 Multifamily         33.2%       34.3%       California      11.7%       12.2%
 Retail              30.4        28.1        Texas           10.9        10.6
 Office              20.0        18.8        New York         9.8         9.1
 Lodging              6.9         8.7        Florida          6.0         6.6
 Other (2)            9.5        10.1        Other (2)       61.6        61.5
                 ------------------------                ----------------------
Total              100.0%       100.0%       Total          100.0%      100.0%
                 ========================                ======================

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other individual state comprises more than 5% of the total.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of December 31, 2003 and 2002:


                                              2003                                            2002
                             -------------------------------------------------------------------------------==--------
                                             Number of        % of                            Number of        % of
                              Principal        Loans       Collateral          Principal        Loans       Collateral
                             -----------------------------------------------------------------------------------------
Past due 30 days to 60 days      $13,773          3         0.12%                $5,476          1           0.06%
Past due 60 days to 90 days       12,162          3         0.11                 49,825         10           0.53
Past due 90 days or more         123,242         16         1.12                102,886         19           1.10
Resolved loans                         -          -            -                      -          -              -
Real Estate owned                 18,354          4         0.17                 21,830          6           0.23
                             -----------------------------------------------------------------------------------------
Total Delinquent                $167,531         26         1.52%              $180,017         36           1.92%
                             =========================================================================================

Total Principal Balance      $11,043,023*      2,317                         $9,357,656**    1,883


* Of this total $304,258 of loans have been "defeased" and are now secured by U.S. Treasury securities, thereby removing real estate and borrower risk.
** Of this total $259,141 of loans have been "defeased" and are now secured by U.S Treasury securities, thereby removing real estate and borrower risk.


Of the 26 delinquent loans as of December 31, 2003, four loans were real estate owned and being marketed for sale, four loans were in foreclosure and the remaining 18 loans were in some form of workout negotiations.

The Controlling Class CMBS owned by the Company has a delinquency experience of 1.48%, which is consistent with industry averages. During 2003, the Company experienced early payoffs of $235,497 which represents 2.07% of the year-end pool balance. These loans were paid-off at par with no loss.

To the extent that realized losses, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce or increase the projected yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields remain appropriate.

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by FHLMC, FNMA or GNMA. Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The Company's securities available-for-sale are subject to credit, interest rate, and/or prepayment risks.

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

As of December 31, 2003 and 2002, the anticipated weighted average unleveraged yield to maturity based upon adjusted cost of the Company's entire subordinated CMBS portfolio was 9.7% and 9.8% per annum, respectively, and of the Company's other securities available-for-sale was 5.1% and 6.8% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. As of December 31, 2003 and 2002, adjustable rate RMBS with a market value of $27,419 and $41,299, respectively, is included in securities available-for-sale on the consolidated statement of financial condition.

As of December 31, 2003, the unamortized net discount on all securities available-for-sale was $2,875,437, which represented 60.79% of the then remaining face amount of such securities.

During 2003, the Company sold securities available-for-sale for total proceeds of $1,466,552, resulting in a realized loss of $(6,832). During 2002, the Company sold securities available-for-sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391.


Note 3        SECURITIES HELD-FOR-TRADING

Securities held-for-trading are generally RMBS that the Company intends to hold for a short period of time. During 2003, the Company discontinued its active short-term trading strategies, which the Company previously had employed from time to time. The RMBS classified as held-for-trading are actively hedged using U.S. Treasury futures, interest rate swap agreements, and forward sales and purchases of agency RMBS.

The Company's securities held-for-trading are carried at estimated fair value. At December 31, 2003, the Company's securities held-for-trading consisted of FNMA and FHLMC mortgage pools with an estimated fair value of $313,727 and short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts, which represented $3,000 and $7,300 in face amount of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(11,436) at December 31, 2003. At December 31, 2002, the Company's securities held-for-trading consisted of FNMA and FHLMC mortgage pools with an estimated fair value of $1,427,733 and short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts, which represented $316,600 and $112,600 in face amount of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $476,676 at December 31, 2002. Also, at December 31, 2002, the Company had outstanding a short position of 140 Eurodollar futures of which 35 expired in each of June, September and December 2003 and 35 expire in March 2004, and an outstanding short call swaption with a notional amount of $400,000, which expires in December 2004. During 2002, the Company closed the Eurodollar future positions and the swaption position.

As of December 31, 2003 and 2002, adjustable rate RMBS with a market value of $255,557 and $21,864, respectively, is included in securities held-for-trading on the consolidated statements of financial condition.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 4        COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's loan investments at December 31, 2003 and 2002:


               Scheduled
 Date of      Maturity/Date
 Initial      of Repayment                              Property                Par             Interest Rate     Contractual
 Investment    or Sale           Location               Type            2003          2002      2003      2002      Payment
------------------------------------------------------------------------------------------------------------------------------

 12/17/01     4/9/04        Tyson's Corner, VA (1)       Office        $22,000       $22,000     8.2%      8.9%    Floating
 12/20/00     12/19/02      Los Angeles, CA              Office              -        18,438       -       11.4    Floating
 11/7/01      11/11/07      San Francisco, CA (2)        Office         10,820        10,909     7.2        7.2    Fixed
 11/7/01      11/11/07      San Francisco, CA (2)        Office          9,737         9,819     6.7        6.7    Fixed
 5/17/02      12/11/04      Midwest (3)                  Retail              -         3,500       -       10.0    Floating
 5/17/02      12/11/04      Southwest (3)                Residential     2,795         3,013     3.8        3.6    Floating
 6/30/03      6/1/10        California/Michigan (1)(4)   Hotel          14,916             -     6.6          -    Fixed
 10/28/03     3/9/05        New York, NY (5)             Office          7,000             -    16.8          -    Floating
                                                                      -----------------------

                                                                       $67,268      $67,679
                                                                      =======================


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

(4) Represents a subordinate position in a $125,000 first mortgage, secured by six hotels in California and one hotel in Michigan.

(5) Represents a subordinate interest in a $26,000 mezzanine loan, secured by partnership interests in a 54 story, landmark office building.



Reconciliation of commercial mortgage loans:           Par          Book Value
                                                   -------------   -------------

 Balance at January 1, 2002                             $142,637        $142,637
Discount accretion                                            -              40
Proceeds from repayment of mortgage loans              (81,471)        (80,383)
Reduction in notional par value                           (170)               -
Investments in commercial mortgage loans                  6,683           3,370
                                                   -------------   -------------

Balance at December 31, 2002                            $67,679        $ 65,664

Discount accretion                                            -             264
Proceeds from repayment of mortgage loans (1)          (22,195)        (22,780)
Reduction in notional par value                           (218)               -
Investments in commercial mortgage loans                 22,002          18,520
                                                   -------------   -------------

Balance at December 31, 2003                            $67,268        $ 61,668
                                                   =============   =============

(1) Includes principal receivable from Gas Tower Loan.



Note 5       EQUITY INVESTMENT AND REAL ESTATE JOINT VENTURES

On July 20, 2000, the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a ninety nine thousand square foot office building and a one hundred twenty thousand square foot office building, both of which are located in suburban Philadelphia. The Company exercises significant influence, but not control, and accounts for its investment under the equity method. The Company's ownership interest is 64.81% in each partnership. The Company receives a preferred return of 12% compounded on its unreturned capital, which is payable monthly and a share of the proceeds from a sale or refinancing. The book value of the investment in the partnerships at December 31, 2003 and 2002 was $2,750 and $3,149, respectively.

On December 14, 2000, the Company made an investment aggregating approximately $5,149 in a limited liability company for the purpose of acquiring a five hundred thousand square foot office and retail complex in Tallahassee, Florida. The Company exercises significant influence, but not control, and accounts for its investment under the equity method. The Company's ownership interest is 36.4% of the limited liability company. The Company receives a preferred return of 13.25% and a return of capital of $3, which is payable monthly. The book value of the investment at December 31, 2003 and 2002 was $5,073 and $5,116, respectively.

On July 20, 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon, a private commercial real estate income opportunity fund managed by BlackRock Financial Management, Inc., which is also the manager of the Company (see Note 10 of the consolidated financial statements). The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. Shares purchased by the Company are as follows:

                                                        Number of
                                                        Shares
           Date              Stock issued               Issued           Amount
--------------------------------------------------------------------------------

 November 19, 2001         Series K Common              8,784           $8,784
 October 30, 2002          Series K Common              6,100           $6,100
 February 6, 2003          Series K Common              2,680           $2,680
 September 15, 2003        Series K Common              5,265           $5,265
 October 9, 2003           Series K Common              4,137           $4,137


On December 31, 2003 and 2002, the Company owned 19.8% and 18.8% of the outstanding shares of Carbon, respectively.

The following tables summarizes the loan investments held by Carbon at December 31, 2003 and 2002:


     Date of                                                           Par        Interest rate      Yield
     Initial    Scheduled     Property Name/       Property
   Investment    Maturity       Location             Type        2003      2002      2003    2002   2003    2002
------------------------------------------------------------------------------------------------------------------

    11/19/01     9/11/04   230 Park Avenue         Office       $10,000   $10,000    7.7%    8.0%    8.8%    9.6%
                             New York, NY(1)(4)
    11/20/01     12/11/07  Landmark Building       Office        11,953    12,071   10.0    10.0    16.6    16.6
                             San Francisco,CA(2)
    12/17/01      4/9/04   Greensboro Corp.        Office        10,000    10,000    9.0     9.8    19.5    19.6
                             Center Tysons
                             Corner, VA(1)
     5/17/02     1/10/03   Concordia Portfolio     Retail             -    14,500    9.9    10.0    20.3    12.5
                              Midwest (3)
     5/17/02     12/11/04  Alliance I/O            Residential   11,278    12,487    3.8     3.6       -       -
                             Southwest (3)
    10/16/02     11/1/07   311 S. Wacker Dr. Mez.  Office        31,710    71,952    9.3     8.0     9.4     8.0
                             Chicago,IL (4)
     11/1/02     11/9/04   Westin St. Francis      Hotel              -    30,000    6.3      6.8    6.9     6.8
                             B Note
                             San Francisco,CA(5)
     11/1/02     11/9/04   Westin St.Francis Mez.  Hotel         35,000    35,000   10.7    10.8    10.7    10.8
                             San Francisco,CA
                             (4)(5)
     2/10/03     3/11/08   Pennmark                Mixed-use     35,000         -    8.8       -     8.8      -
                             New York, NY (4)(6)
     5/7/03      11/1/04   The Edge Condominium    Residential   12,000         -   22.0       -    22.4      -
                             Chicago, IL (7)
     5/9/03      1/09/06   Alliance FQ B Note      Residential    8,450         -    7.5       -     7.6      -
                             Texas (1)(4)(8)
     5/9/03      1/09/06   Alliance FQ Mezzanine   Residential    6,000         -   15.1       -    15.1      -
                             Texas (1)(4)(8)
     8/19/03     1/14/04   880 Mandalay (4)(9)     Residential    6,885         -    7.8       -     8.1      -
                             Clearwater Beach,FL
     9/16/03     3/09/06   Ocean's Resort          Hotel         26,375         -    10.7      -    12.2      -
                             Portfolio
                             Daytona Beach,FL
                             (1)(4)(10)
    11/10/03     8/18/06   Pointe @ Park Center    Residential    9,546         -    7.6       -     7.5      -
                             Alexandria, VA (9)
    11/25/03     11/24/05  Mary Brickell Village   Retail        13,640         -   18.0       -    18.4      -
                             Miami, FL (11)
    12/15/03     12/1/06   Independent Square(4)   Office        14,000         -   10.0       -    10.0      -
                             Jacksonville,FL
                                                              --------------------               -----------------

                                                               $241,837  $196,010                   12.1%   9.9%
                                                              ====================               =================

(1) May be extended at the borrower's option for two additional twelve-month periods, subject to certain performance hurdles and an extension fee.
(2) Anthracite Capital, Inc. owns two subordinate interests, which are senior to the interest owned by Carbon Capital, Inc.
(3) Secured by the partnership interests in three super regional malls. The loan was paid off in full on January 10, 2003. In conjunction with the purchase of the Concordia Portfolio, Carbon Capital, Inc. purchased a 1.46% interest only strip (the "Alliance I/O") off of a B Note secured by a portfolio of apartments located in Dallas/Fort
         Worth and Phoenix. Anthracite Capital, Inc. owns subordinate interests in these investments, which are pari passu to those owned by Carbon Capital, Inc.
(4) The entire principal balance is pledged to secure reverse repurchase agreements.
(5) Represents a subordinate interest in a $160,000 note secured by a full service hotel and a mezzanine loan, secured by the borrower's interest in the same property. May be extended at the borrower's option for three additional twelve-month periods for a .25% extension fee. There is a fee due for the second and third extension of 0.125% per extension.
(6) Represents a mezzanine loan secured by ownership interests in the entity, which owns an apartment and retail development.
(7) Represents a mezzanine construction loan, secured by a second mortgage and pledge of partnership interests. May be extended at the borrower's option for two additional six-month periods for a fee of .50% for the first extension and .75% for the second extension. Borrower pays a current interest rate of 12% with the remaining 10% payable at maturity.
(8) Represents a subordinate interest in a $43,000 note secured by three apartment properties located in Corpus Christi and Houston, Texas and a mezzanine loan, secured by the borrower's interest in the same properties.
(9) Represents a subordinate interest in a first mortgage note secured by a condominium conversion project. In addition to interest payments, borrower is required to pay a release fee equal to 2.0% of net sales proceeds per unit.
(10) Interest payments on the loan are based upon a spread to 30-day LIBOR, subject to a floor of 2.5%. on the first $20,250,000 of principal.
(11) Represents a $13,640 mezzanine construction loan, secured by pledge of partnership interests. May be extended at the borrower's option for one additional twelve-month period for a fee of 1%. Borrower pays a current interest rate of 12% with the remaining 6% plus $354 payable at maturity.

At December 31, 2003, the weighted average interest spread and the weighted average yield of loan investments held by Carbon was 10.2% and 12.1%, respectively. At December 31, 2002, the weighted average interest spread and the weighted average yield of the loan investments held by Carbon was 8.6% and 9.9%, respectively.

Combined summarized financial information of the unconsolidated equity investment and real estate joint ventures of the Company is as follows:


                                                                 December 31,
                                                    ------------------------------------
                                                        2003               2002
                                                    ----------------    ----------------
Balance Sheets:
  Real estate property                                      $46,547             $44,342
  Commercial mortgage loans, net                            225,636             178,429
  Other assets                                               18,709              10,533
                                                    ----------------    ----------------

       Total Assets                                        $290,892            $233,304
                                                    ================    ================

  Mortgage debt                                             $30,536             $30,846
  Other liabilities                                         102,438             103,954
  Partners', members' and stockholders' equity              157,918              98,504
                                                    ----------------    ----------------

       Total liabilities, partners', members',
           and stockholders' equity                        $290,892            $233,304
                                                    ================    ================

Anthracite Capital, Inc.'s share of equity                  $36,316             $23,262
                                                    ================    ================


                                                         For the years ended December 31,
                                                    -------------------------------------------
                                                       2003           2002            2001
                                                    -----------    ------------    ------------
Statements of Operations:
     Revenues                                          $30,767         $19,901         $11,119
                                                    -----------    ------------    ------------
      Expenses
          Interest expense                               7,043           4,877           3,796
          Depreciation and amortization                  1,824           2,203           1,840
          Operating expenses                             5,711           5,611           3,560
                                                    -----------    ------------    ------------

               Total expenses                           14,578          12,691           9,196
                                                    -----------    ------------    ------------

     Net Income                                        $16,189           7,210          $1,923
                                                    ===========    ============    ============

Anthracite Capital, Inc.'s share of net income          $4,322          $2,246          $1,747
                                                    ===========    ============    ============



Note 6        FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair value of financial instruments. The following table presents the notional amount, carrying value and estimated fair value of financial instruments as of December 31, 2003 and 2002:

                                                     2003                                         2002
                                 -----------------------------------------------------------------------------------------
                                    Notional       Carrying      Estimated        Notional       Carrying      Estimated
                                     Amount          Value       Fair Value        Amount        Value        Fair Value
                                 -----------------------------------------------------------------------------------------

Securities available-for-sale        $    -       $1,806,000     $1,806,000      $       -     $  973,062      $  973,062
Securities held-for-trading               -          313,727        313,727              -      1,427,733       1,427,733
Commercial mortgage loans                 -           61,668         61,668              -         65,664          65,664
Secured borrowings                        -        1,138,571      1,138,571              -      1,477,071       1,477,071
CDO borrowings                            -          684,970        696,195              -        684,590         693,001
Currency forward contracts                -                -              -              -            365             365
Interest rate swap agreements      1,545,623        (26,352)       (26,352)       1,142,832       (45,602)        (45,602)
Futures                                 103         (11,436)       (11,436)           4,292      (476,676)       (476,676)


The currency forward contracts as of December 31, 2002 are comprised of two offsetting currency forward contracts which net to a notional amount of zero. Notional amounts are a unit of measure specified in a derivative instrument. The fair values of the Company's securities available-for-sale, securities held-for-trading, currency forward contracts and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Commercial mortgage loans and secured borrowings are floating rate instruments, and based on these terms their carrying value approximates fair value.


Note 7        IMPAIRMENT - CMBS

During 2003, the Company performed an analysis of its current underlying loan loss expectations and credit performance of its 1998 vintage Controlling Class CMBS. The Company increased underlying loan loss expectations on four securities from three 1998 vintage CMBS transactions. As a result of the increase in loss expectations, the Company recorded an impairment charge of $27,014 during the second quarter of 2003, to reduce the amortized cost of these securities to their fair value. The $27,014 impairment charge is comprised of $19,217 related to the non-rated and CCC rated classes of CMAC 98-C2, $5,573 related to LBCMT 98-C1, and $2,224 related to GMAC 98-C1. Three of the four impaired securities are not rated and the fourth security is rated CCC by Fitch Ratings. Securities which are not rated are highly sensitive to changes in the timing of losses recognized on the underlying loans.

Based on the delinquencies and defaults in the underlying pools, and missed payments during the fourth quarter of 2002, the Company revised its estimated future cash flows from its investment in FMACT 1998-BA class B security. Accordingly, as of December 31, 2002, the Company determined that its investment was impaired and wrote down the adjusted purchase price of this security by $10,273 to its estimated fair value and increased the security's yield from 7.69% to a market yield for a security of this credit quality, estimated to be 20%. These figures incorporate the assumption that an additional $31,203 of losses will be experienced by the underlying loan pools and an estimate of another 1.0% of losses per year over the remaining life of the trust. This security was part of the CORE Cap acquisition in May of 2000 and was rated AA at that time. The most recent rating of this security was CC by Fitch Ratings was in December 2002.

During the third quarter of 2003, the Company determined it is unlikely that further payments will be received from the FMACT 1998-BA class B security and wrote this security down to zero, despite the servicer reporting a par balance of $16,366 as of September 30, 2003. As a result, the Company recorded an impairment charge during the quarter of $5,412.


Note 8        COMMON STOCK

For the year ended December 31, 2003, the Company issued 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134. For the year ended December 31, 2002, the Company issued 1,455,725 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds to the Company were approximately $15,920. For the year ended December 31, 2001, the Company issued 2,228,566 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $22,945.

During the year ended December 31, 2003, the Company declared dividends to stockholders totaling $61,088 or $1.26 per share, of which $47,238 was paid during the year and $13,850 was paid on February 2, 2004. During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $65,366 or $1.40 per share, of which $48,777 was paid during the year and $16,589 was paid on January 31, 2003. During the year ended December 31, 2001, the Company declared dividends to stockholders totaling $47,458 or $1.29 per share, of which $31,607 was paid during the year and $15,850 was paid on January 31, 2002.

For the year ended December 31, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

The following chart details the estimated tax characterization of the Company's Common Stock dividends with March 31, 2003, June 30, 2003, and September 30, 2003 record dates. All other Common Stock dividends that have been paid by the Company are 100% ordinary income.

--------------------------------------------------------------------------
                               Cash         Taxable        Non-taxable
   Record       Payable    Distribution     Ordinary        Return of
    Date         Date       Per Share       Dividend         Capital
--------------------------------------------------------------------------
    3/31/03      4/30/03       $0.3500        $0.3344        $0.0156
    6/30/03      7/31/03       $0.3500        $0.3344        $0.0156
    9/30/03     10/31/03       $0.2800        $0.2675        $0.0125
                          ------------------------------------------------
                    Total      $0.9800        $0.9363        $0.0437


Note 9        PREFERRED STOCK

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

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of Series B Preferred Stock, $0.001 par value per share, to CORE Cap stockholders. The Series B Preferred Stock is perpetual, carries a 10% coupon, has a preference in liquidation as of December 31, 2003 of $43,942, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 2,571,423 shares of the Company's Common Stock. On May 29, 2003, the Company redeemed 155,000 shares at its liquidation value of $25 per share. In 2002, 300,000 shares of 10% Series B Preferred Stock with a liquidation preference of $7,500 were converted at the stockholder's option into 438,885 shares of the Company's Common stock.

As of December 31, 2003, the Company has authorized and unissued 94,394,003 shares of preferred stock.

The following chart details the estimated tax characterization of the Company's Series B Preferred Stock dividends with March 15, 2003, June 15, 2003, September 15, 2003, and December 15, 2003 record dates. All other Series B Preferred Stock dividends that have been paid by the Company are 100% ordinary income.

--------------------------------------------------------------------------
                              Cash          Taxable        Non-taxable
   Record      Payable    Distribution      Ordinary        Return of
    Date         Date       Per Share       Dividend         Capital
--------------------------------------------------------------------------
      3/15/03     3/31/03      $0.6250        $0.5963        $0.0287
      6/15/03     6/30/03       0.6250         0.5963         0.0287
      9/15/03     9/30/03       0.6250         0.5963         0.0287
     12/15/03    12/31/03       0.6250         0.5963         0.0287
                         -------------------------------------------------
                   Total       $2.5000        $2.3853        $0.1147

The following chart details the estimated tax characterization of the Company's Series C Preferred Stock dividends with July 15, 2003 and October 10, 2003 record dates.

--------------------------------------------------------------------------
                              Cash          Taxable        Non-taxable
   Record      Payable    Distribution      Ordinary        Return of
    Date         Date       Per Share       Dividend         Capital
--------------------------------------------------------------------------
      7/15/03     7/31/03      $0.4100        $0.3556          $0.0544
     10/10/03    10/31/03       0.5860         0.5083           0.0777
                         -------------------------------------------------
                    Total      $0.9960        $0.8639          $0.1321

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

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which provides for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company calculates the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid a Yearly Incentive Fee greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on earnings in accordance with GAAP and adjusted to exclude special one-time events pursuant to changes in accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark will be based on the existing incentive fee hurdle, which provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.38 as of December 31, 2003) and the greater of 9.5% or 350 basis points over the ten-year Treasury note. The Company anticipates that the Management Agreement will be extended prior to its expiration on March 31, 2004.

Pursuant to the March 25, 2002 one-year Management Agreement extension, such incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of Common Stock before underwriting discounts and commissions and other costs of issuance. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included using an amortization period of three years. The Company incurred $3,195 and $3,238 in incentive compensation for the years ended December 31, 2002 and 2001, respectively. There was no incentive fee due to the Manager for the twelve months ended December 31, 2003.

The Company pays the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee is equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in a $1,046 reduction in fees to be paid by the Company for year ended December 31, 2003.

The Company incurred $9,411, $9,332, and $7,780 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2003, 2002 and 2001, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $66, $14, and $216 for certain expenses incurred on behalf of the Company during 2003, 2002 and 2001, respectively.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the years ended December 31, 2003, 2002 and 2001, the Company paid administration fees of $173, $168, and $144, respectively.

The special servicer on seven of the Company's nine Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly-owned indirect subsidiary of PNC Bank. The Company's fees for Midland's services are at market rates.

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

The Company has entered into a $50,000 commitment to acquire shares in Carbon, a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment expires in July 2004. On December 31, 2003, the Company owned 19.8% of the outstanding shares of Carbon. The Company's remaining commitment at December 31, 2003 was $23,034.

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its Series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2003, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.


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

The exercise price for any stock option granted under the 1998 Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted and have vested over either a two or three-year period. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Option Plan authorizes the grant of options to purchase up to an aggregate of 2,470,453 shares of Common Stock.


The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                                2003                      2002                        2001
                                      -----------------------------------------------------------------------------------
                                                      Weighted                   Weighted                      Weighted
                                                      Average                    Average                       Average
                                                      Exercise                   Exercise                      Exercise
                                        Shares        Price         Shares       Price          Shares         Price
                                      --------------------------    ----------------------      -------------------------

Outstanding at January 1               1,560,542       $14.49      1,766,341      $13.87       1,766,341        $13.87
Granted                                        0            0              0           0               0             0
Exercised                                (65,400)        8.45       (182,700)       8.33               0             0
Cancelled                                (26,791)       15.00        (23,099)      15.63               0             0

Outstanding at December 31             1,468,351       $14.75      1,560,542      $14.49       1,766,341        $13.87
                                       =========                   =========                   =========
Options exercisable at December 31     1,468,351*      $14.75      1,560,542      $14.49       1,400,554        $13.70
                                       =========                   =========                   =========

      *20,000 options expired in February 2004.


   The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2003:


     Exercise         Options Outstanding           Remaining           Options Exercisable
      Price           at December 31, 2003       Contractual Life       at December 31, 2003

      $7.82                      3,850               6.1 Years                   3,850
       8.02                          0               9.2 Years                       0
       8.44                     55,000               5.2 Years                  55,000
       9.11                      3,850               5.2 Years                   3,850
      15.00                  1,336,351               4.2 Years               1,336,351
      15.58                     57,750               3.7 Years                  57,750
      15.83                     11,550               4.2 Years                  11,550
  ============             ===========                                      ==========
  $7.82-$15.83               1,468,351               4.3 Years               1,468,351
  ============             ===========                                      ==========

Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2003 were 754,002.


Note 12        BORROWINGS

The Company's borrowings consist of lines of credit, CDO, and reverse repurchase borrowings.

The Company has a $185,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility") which matures July 15, 2005. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments and investments in real estate joint ventures. As of December 31, 2003 and 2002, the outstanding borrowings under this facility were $82,406 and $19,189, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only through July 17, 2004 with the repayment of principal not due until July 7, 2005. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of December 31, 2003, outstanding borrowings under this facility were $7,530. There were no borrowings under this facility as of December 31, 2002.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on GAAP of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.5 and a minimum liquidity reserve of $10,000. As of December 31, 2003 and 2002, the Company was in compliance with all such covenants.

On May 29, 2002, the Company issued ten tranches of secured debt through CDO
I. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2003, is $404,637. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 8.29 years as of December 31, 2003. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%. The Company incurred $9,890 of issuance costs which will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2003 of the collateral securing CDO I consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of December 31, 2003, the collateral securing the CDO I has a fair value of $449,709.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. The adjusted issue price of the CDO II debt as of December 31, 2003 is $280,333. Four tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 8.34 years as of December 31, 2003. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO II of approximately 5.73%. The Company incurred $6,004 of issuance costs which will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2003 of the collateral securing CDO II consists of 81% CMBS rated B or higher and 19% REIT debt rated BBB or higher. As of December 31, 2003, the collateral securing CDO II has a fair value of $320,866.

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

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its lines of credit or from the issuance of its collateralized debt obligations. The reverse repurchase agreements are collateralized by most of the Company's securities available-for-sale and bear interest at a LIBOR based variable rate.

Certain information with respect to the Company's collateralized borrowings as of December 31, 2003 is summarized as follows:


                               Lines of
                               Credit             Reverse           Collateralized           Total
                               and Term          Repurchase             Debt             Collateralized
                                 Loans           Agreements          Obligations           Borrowings
                            --------------     ---------------    -----------------    ------------------
Outstanding borrowings           $89,936          $1,048,635             $684,970           $1,823,541
Weighted average
borrowing rate                     2.40%               1.24%                6.60%                3.31%
Weighted average
remaining maturity              484 days             21 days           3,033 days           1,175 days
Estimated fair value of
assets pledged                 $146,608          $1,137,539             $770,575           $2,054,722

As of December 31, 2003, there were no borrowings outstanding under the lines of credit that were denominated in pounds sterling.

As of December 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                            Lines of              Reverse          Collateralized           Total
                            Credit and           Repurchase            Debt             Collateralized
                            Term Loans           Agreements         Obligations           Borrowings
                          -----------------    ---------------    -----------------   -----------------
   Within 30 days            $       -            $1,048,635           $      -         $1,048,635
   31 to 59 days                     -                     -                  -                  -
   Over 60 days                 89,936                     -            684,970            774,906
                          =================    ===============    =================   =================
                               $89,936            $1,048,635           $684,970         $1,823,541
                          =================    ===============    =================   =================

Certain information with respect to the Company's collateralized borrowings as of December 31, 2002 is summarized as follows:


                                      Lines of              Reverse         Collateralized           Total
                                      Credit and           Repurchase           Debt             Collateralized
                                      Term Loans           Agreements        Obligations           Borrowings
                                     -------------        ------------     ----------------     --------------

Outstanding borrowings                   $19,189          $1,457,882          $684,590            $2,161,661
Weighted average borrowing rate            3.40%               1.37%             6.60%                 3.04%
Weighted average remaining maturity     524 days             21 days        3,398 days             1095 days
Estimated fair value of assets
  pledged                                $37,310          $1,527,766          $726,769            $2,291,845

As of December 31, 2002, there were no borrowings outstanding under the lines of credit that were denominated in pounds sterling.



As of December 31, 2002, the Company's collateralized borrowings had the following remaining maturities:


                        Lines of
                        Credit                Reverse          Collateralized         Total
                           and               Repurchase            Debt           Collateralized
                        Term Loan            Agreements         Obligations         Borrowings
                     ----------------     ----------------   -----------------   ------------------
   Within 30 days         $     -              $1,457,882           $      -           $1,457,882
   31 to 59 days                -                       -                  -                    -
   Over 60 days            19,189                       -            684,590              703,779
                     ----------------     ----------------   -----------------   ------------------
                          $19,189              $1,457,882           $684,590           $2,161,661
                     ================    =================   =================   ==================

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


Note 13      DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income or loss ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For those swaps designated as cash flow hedges, the Company will maintain variable rate debt equal to the notional of the outstanding cash flow hedges. The change in fair value of any cash flow hedges in excess of variable rate debt would be recognized in earnings.

The Company uses interest rate swaps to hedge exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and as trading derivatives intended to offset changes in fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

The reverse repurchase agreements bear interest at a LIBOR based variable rate. Increases in the LIBOR rate could negatively impact earnings. The interest rate swap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A or better by Standard & Poor's Rating Services. Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations. As of December 31, 2003, the counterparties for all of the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Morgan Stanley Capital Services Inc., Goldman Sachs Capital Markets, L.P., and Lehman Special Financing Inc. with ratings of AA-, A+, A+, A+, and A, respectively.

On January 1, 2001, the Company reclassified certain of its adjustable rate agency debt securities, with an amortized cost of $64,432, from available-for-sale to held-for-trading. An interest rate swap agreement with a $25,000 notional amount that had been designated as hedging these debt securities was similarly reclassified. The unrealized gain of $895 related to the adjustable rate agency debt securities and the unrealized loss of $2,798 related to the interest rate swap as of January 1, 2001 were reclassified from OCI and recorded as the cumulative transition adjustment to earnings upon adoption of SFAS No. 133. The net cumulative effect of adopting SFAS No. 133 was ($1,903) and is reflected as "Cumulative Transition Adjustment - SFAS No. 133" on the consolidated statement of operations.

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

Because of the de-designation and re-designation of the $98,000 interest rate swaps, the Company is required to reclassify the related unamortized swap costs of $9,853 recorded in OCI. Reclassification is on a straight-line basis over the shorter of the life of the swap or the previously hedged assets and is recognized as a reduction of interest income. For each of the years ended December 31, 2003, 2002 and 2001, $977 was reclassified as a reduction of interest income and $244 will be reclassified as a reduction of interest income each quarter for the next 12 months.

In addition, on January 1, 2001, the Company re-designated interest rate swap agreements with notional amounts aggregating $57,744 that had been hedging available-for-sale debt securities to hedges of trading securities. These interest rate swap agreements were sold in January 2001 and the loss of $795 is included in loss on securities held-for-trading. As of December 31, 2000, the accumulated loss for these interest rate swaps was $3,226. This accumulated loss is being reclassified from OCI as a reduction of income from securities available-for-sale over the weighted average life of the securities these interest rate swaps were hedging on December 31, 2000. For the year ended December 31, 2001, $257 was reclassified as a reduction of interest income. Due to the sale of a portion of the available-for-sale debt securities that were originally being hedged, a portion of the accumulated loss was reclassified from OCI into gain/(loss) on the consolidated statements of financial condition. The amortization of the remaining loss was $150 and $159, respectively, for each of the years ended December 31, 2003 and 2002. For the next 12 months, an annual amount of $122 will be reclassified as a reduction of interest income.

As of December 31, 2003, the Company had interest rate swaps that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $2,759 are included in other assets on the consolidated statement of financial condition, and cash flow hedges with a fair value of $(30,653) are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2003, the fair value of the interest rate swaps increased by $13,180 of which $706 was deemed ineffective and is included as a reduction of interest expense. The Company expects that $1,863 currently recorded as a component of OCI will be recognized in earnings in the next twelve months as the hedged forecasted transactions occur. The remaining increase in fair value of $12,474 was recorded as a decrease to other comprehensive loss. As of December 31, 2003, the $1,066,078 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 7.4 years.

During the year ended December 31, 2003, the Company terminated one of its interest rate swaps with a notional amount of $200,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $1,593 loss in value incurred, over 1.9 years, which was the remaining term of the swap at the time it was closed out. For the year ended December 31, 2003, $476 was reclassified as an increase to interest expense and $212 will be reclassified as an increase to interest expense each quarter for the next 12 months.

As of December 31, 2003, the Company had interest rate swaps with notional amounts aggregating $479,545 designated as trading derivatives. Trading derivatives with a fair value of $1,591 are included in other assets on the consolidated statement of financial condition, and trading derivatives with a fair value of $(49) are included in other liabilities on the consolidated statement of financial condition. Their aggregate fair value at December 31, 2003 of $1,542 is included in other liabilities. For the year ended December 31, 2003, the change in fair value for these trading derivatives was $(714) and is included as an addition to loss on securities held-for-trading in the consolidated statement of operations. As of December 31, 2003, the $479,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 5.2 years.

As of December 31, 2002, the Company had interest rate swaps with notional amounts aggregating $771,287 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Their aggregate fair value was a $42,667 liability included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with cash listed as restricted cash on the Company's consolidated statement of financial condition. For the year ended December 31, 2002, the net change in the fair value of the interest rate swaps was ($56,553) of which $236 was deemed ineffective and is included as a reduction of interest expense and the gross loss of $56,769 was recorded as an increase to other comprehensive loss. As of December 31, 2002, the $771,287 notional of swaps which were designated as cash flow hedges had a weighted average remaining term of 6.7 years.

During the year ended December 31, 2002, the Company terminated two of its interest rate swaps with notional amounts aggregating $290,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $15,968 loss in value incurred, over 3.4 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2002, $425 was reclassified as an increase to interest expense and $1,275 was reclassified as an increase to interest expense each quarter for the year ended December 31, 2003.

As of December 31, 2002, the Company had interest rate swaps with notional amounts aggregating $371,545 designated as trading derivatives. Their aggregate fair value at December 31, 2002 of ($2,935) is included in other liabilities. For the year ended December 31, 2002, the change in fair value for these trading derivatives was $(1,581) and is included as an addition to loss on securities held-for-trading in the consolidated statement of operations. As of December 31, 2002, the $371,545 notional of swaps which were designated as trading derivatives had a weighted average remaining term of 5.3 years.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At December 31, 2003 and 2002, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $10,445 and $14,810, respectively.

The implementation of SFAS No. 133 did not change the manner in which the Company accounts for its forward currency exchange contracts. Hedge accounting is not applied for these contracts and they are carried at fair value, with changes in fair value included as a component of net foreign currency gain or loss in the consolidated statement of operations.

The Company's foreign currency exchange contracts were intended to economically hedge currency risk in connection with the Company's investment in the London Loan, which was denominated in pounds sterling. The estimated fair value of the forward currency exchange contracts was a liability of $365 at December 31, 2002, which change was recognized as a reduction of foreign currency losses. As of December 31, 2003, the Company did not have economic exposure to its forward currency exchange contract.

The contracts identified in the remaining portion of this footnote have been entered into to limit the Company's mark to market exposure to long-term interest rates.

At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts, which represented $3,000 and $7,300 in face amounts of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(11,436), and the change in fair value related to these contracts is included as a component of loss on securities held-for-trading. Additionally, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value at December 31, 2003 of $1,114 which is included in other liabilities.

At December 31, 2002, the Company had outstanding short positions of 3,166 five-year and 1,126 ten-year U.S. Treasury Note future contracts, which represented $316,600 and $112,600 in face amounts of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(476,676), and the change in fair value related to these contracts is included as a component of loss on securities held-for-trading. Additionally, the Company had a forward LIBOR cap and with a notional amount of $85,000 and a fair value at December 31, 2002 of $1,207 which is included in other liabilities.


Note 14       ACQUISITION OF CORE CAP, INC.

During 2000, the Company acquired in a business combination all of the outstanding capital stock of CORE Cap, Inc. ("CORE Cap"), a private real estate investment trust investing in mortgage loans and mortgage-backed securities, in exchange for 4,180,552 shares of the Company's Common Stock and 2,261,000 shares of Series B Preferred Stock. The shares of Common Stock and Preferred Stock issued by the Company were valued at approximately $71,094 on May 15, 2000. Pursuant to SFAS No. 142, the Company recognized the December 31, 2001 unamortized negative goodwill balance of $6,327 resulting from this acquisition in income during the first quarter of 2002.


Note 15       NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                                     For the year ended December 31,
                                                                                    2003           2002          2001
                                                                              ---------------------------------------------
Numerator:
     Net income (loss) available to common stockholders before
           cumulative transition adjustment                                      $  (16,386)     $  48,466     $  49,210
     Cumulative transition adjustment - SFAS No. 142                                      -          6,327             -
     Cumulative transition adjustment - SFAS No. 133                                      -              -        (1,903)
                                                                                   -----------     ---------     ----------
     Numerator for basic earnings per share                                        $(16,836)     $  54,793     $  47,307
     Effect of 10.5% Series A senior cumulative redeemable preferred stock                -              -         3,420
                                                                                   -----------     ---------     ----------
     Numerator for diluted earnings per share                                      $(16,836)     $  54,793     $  50,727
                                                                                   ===========     =========     ==========
Denominator:
     Denominator for basic earnings per share--weighted average
           common shares outstanding                                                 48,246         46,411        33,568
     Effect of 10.5% Series A senior cumulative redeemable preferred stock                -              7         3,993
     Dilutive effect of stock options                                                     -             34            55
                                                                                   -----------     ---------     ----------
     Denominator for diluted earnings per share--weighted average common shares outstanding and common stock equivalents
           outstanding                                                               48,246         46,452        37,616
                                                                                   ===========     =========     ==========
Basic net (loss) income per weighted average common share:
     (Loss) income before cumulative transition adjustment                           $(0.34)         $1.04         $1.47
     Cumulative transition adjustment - SFAS No. 142                                      -           0.14             -
     Cumulative transition adjustment - SFAS No. 133                                      -              -         (0.06)
                                                                                   -----------     ---------     ----------
     Net (loss) income                                                               $(0.34)         $1.18         $1.41
                                                                                   ===========     =========     ==========

Diluted net (loss) income per weighted average common stock and common stock equivalents:
     (Loss) income before cumulative transition adjustment                           $(0.34)         $1.04         $1.40
     Cumulative transition adjustment - SFAS No. 142                                      -           0.14             -
     Cumulative transition adjustment - SFAS No. 133                                      -              -         (0.05)
                                                                                   -----------     ---------     ----------
     Net (loss) income                                                               $(0.34)         $1.18         $1.35
                                                                                   ===========     =========     ==========

Total anti-dilutive stock options and warrants excluded from the calculation of net income (loss) per share were 1,468,351, 1,432,442 and 1,089,754 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 16  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:



                                                                     Quarters Ending
                                      March 31                  June 30                September 30              December 31
                                  2003        2002         2003        2002         2003          2002         2003        2002
                                ---------- ----------- ------------ ----------- ------------- ----------- ----------- -----------
Interest Income                   $42,823     $39,351     $42,410     $38,732       $40,329     $41,754     $38,216     $42,609
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Expenses:
   Interest                        19,705      11,640      21,737      15,474        21,614      18,836      20,193      19,068
   Management fee and
      other                         3,159       5,983       3,240       2,775         2,666       3,083       2,642       3,009
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
          Total Expenses           22,864      17,623      24,977      18,249        24,280      21,919      22,835      22,077
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Gain (loss) on sale of
securities available-for-sale         142      (4,079)      3,294       4,154        (4,704)      9,538      (5,564)      1,778
Gain (loss) on securities
held-for-trading                  (10,404)      4,014      (4,716)    (11,914)      (28,154)    (15,948)      5,068      (5,407)
Foreign currency (loss) gain           -         (247)          -          18             -        (151)          -        (432)
Loss on impairment of assets           -            -     (27,014)          -        (5,412)          -           -     (10,273)
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Net income before cumulative
transition adjustment               9,697      21,416     (11,003)     12,741       (22,221)     13,274      14,885       6,198
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Cumulative transition                  -           -            -           -             -           -           -           -
adjustment - SFAS No. 133
Cumulative transition
adjustment - SFAS No. 142              -       6,327            -           -             -           -           -           -
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Net income (loss)                   9,697     27,743      (11,003)     12,741       (22,221)     13,274      14,885       6,198

Dividends and accretion on
redeemable convertible
preferred stock                     1,195      1,389        1,611       1,382         2,491       1,196       2,446       1,195
                                ---------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Net income (loss) available
to common stockholders             $8,502    $26,354     $(12,614)    $11,359      $(24,712)    $12,078     $12,439      $5,003
                                ========== =========== ============ =========== ============== =========== =========== ==========

Net income (loss) per share,
basic:
Income before cumulative
  transition adjustment               $0.18      $0.44       $(0.26)      $0.25        $(0.51)       $0.26       $0.25       $0.11
Cumulative transition
  adjustment                              -       0.14            -          -              -           -           -           -
                                 ----------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Net Income                            $0.18      $0.58       $(0.26)      $0.25        $(0.51)       $0.26       $0.25       $0.11
                                 =========== =========== ============ =========== ============== =========== =========== ==========

Net income (loss) per share,
  diluted:
Income before cumulative
  transition adjustment               $0.18      $0.44       $(0.26)       $0.25       $(0.51)       $0.26       $0.25       $0.11
Cumulative transition
  adjustment                              -       0.14            -           -             -           -           -           -
                                 ----------- ----------- ------------ ----------- -------------- ----------- ----------- ----------
Net Income                            $0.18      $0.58       $(0.26)       $0.25       $(0.51)       $0.26       $0.25       $0.11
                                 =========== =========== ============ =========== ============== =========== =========== ==========

Note 17  SUBSEQUENT EVENTS

On February 11, 2004, Hugh R. Frater, the then President and Chief Executive Officer of the Company, advised the Board of Directors of his resignation from the Company and his intention to accept a position as Executive Vice President and Head of Real Estate Finance at The PNC Financial Services Group, Inc. (NYSE:PNC). Mr. Frater will continue to serve as a member of the Company's Board of Directors. Christopher A. Milner was appointed President and Chief Executive Officer and will continue as Chief Investment Officer of the Company.

During the months of January and February 2004, the Company received $6,596 under the Company's Divided Reinvestment Plan and issued 600,328 shares of its Common Stock.

The Company is currently marketing CDO III, which it expects to close in March 2004. The Company anticipates contributing approximately $385,000 par of CMBS and REIT debt to CDO III, and will contribute an additional $50,000 par of below investment grade CMBS over the next twelve months.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A. CONTROLS AND PROCEDURES


          (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

          (b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting o Stockholders.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)     Financial statements
                  See index to Financial statements at item 8 of this report.
       (a)(3)     Exhibit Index
       *3.1       Articles of Amendment and Restatement of the Registrant
       *3.2       Bylaws of the Registrant
       *3.3       Form of Articles Supplementary of the Registrant establishing
                  10% Cumulative Convertible Series B Preferred Stock.
       *3.4       Articles Supplementary of the Registrant establishing 9.375%
                  Series C Cumulative Redeemable Preferred Stock.
      *10.1       Investment Advisory Agreement between the Registrant and
                  BlackRock Financial Management, Inc.
      *10.2       Amendment No. 1 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
      *10.3       Amendment No. 2 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
      *10.4       Amendment No.3 to the Investment  Advisory  Agreement between the Registrant and BlackRock  Financial  Management, Inc.
      *10.5       Form of 1998 Stock Option Incentive Plan
       21.1       Subsidiaries of the Registrant
       23.1       Consent of Deloitte & Touche LLP
       24.1       Power of Attorney (included on signature page hereto)
       31.1       Certification of Chief Executive Officer
       31.2       Certification of Chief Financial Officer
       32.1       Section 1350 Certification of Chief Executive Officer and
                  Chief Financial Officer

     *   Previously filed.




     (b) Reports on Form 8-K.

         During the last quarter of the year ended December 31, 2003, the Company filed the following reports on Form 8-K:

         On October 31, 2003, the Company filed a current report on Form 8-K to report under Item 5, 7 and 12 the Company's third quarter 2003 results.

         On December 10, 2003, the Company filed an amendment to the current report on Form 8-K filed on October 31, 2003, to correct a clerical error contained in Exhibit 99.1 of the current report on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANTHRACITE CAPITAL, INC.

Date:  March 10, 2004                  By:/s/ Christopher A. Milner
                                          -----------------------------------
                                          Christopher A. Milner
                                          President and Chief Executive Officer
                                          (duly authorized representative)


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


Date: March 10, 2004                   By: /s/ Christopher A. Milner
                                           ___________________________________
                                            Christopher A. Milner
                                            President and Chief Executive
                                            Officer

Date: March 10, 2004                   By: /s/ Richard M. Shea
                                           ___________________________________
                                            Richard M. Shea
                                            Chief Financial Officer and Chief
                                            Operating Officer

Date: March 10, 2004                   By: /s/ Laurence D. Fink
                                           ___________________________________
                                            Laurence D. Fink
                                            Chairman of the Board of Directors

Date: March 10, 2004                   By: /s/ Hugh R. Frater
                                           ___________________________________
                                            Hugh R. Frater
                                            Director

Date: March 10, 2004                   By: /s/ Donald G. Drapkin
                                           ___________________________________
                                            Donald G. Drapkin
                                            Director

Date: March 10, 2004                   By: /s/ Carl F. Guether
                                           ___________________________________
                                            Carl F. Guether
                                            Director

Date: March 10, 2004                   By: /s/ Jeffrey C. Keil
                                           ___________________________________
                                            Jeffrey C. Keil
                                            Director

Date: March 10, 2004                   By: /s/ Ralph Schlosstein
                                           ___________________________________
                                            Ralph Schlosstein
                                            Director

Date: March 10, 2004                   By: /s/ Leon T. Kendall
                                           ___________________________________
                                            Leon T. Kendall
                                            Director