Form 10-Q
period 2004-03-31
ANTHRACITE CAPITAL INC
filed 2004-05-10
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                  (1) Yes X No
                                          -   -
                                  (2) Yes X No
                                          -   -

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  (1) Yes X  No
                                          -    -

         As of May 7, 2004, 50,572,055 shares of common stock ($.001 par value per share) were outstanding.

                            ANTHRACITE CAPITAL, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
Item 1.       Interim Financial Statements........................................................................4

              Consolidated Statements of Financial Condition
              At March 31, 2004 (Unaudited) and December 31, 2003.................................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2004 and 2003..................................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Three Months Ended March 31, 2004...........................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2004 and 2003..................................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................35

Item 4.       Controls and Procedures............................................................................40

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................41

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................41

Item 3.       Defaults Upon Senior Securities....................................................................41

Item 4.       Submission of Matters to a Vote of Security Holders................................................41

Item 5.       Other Information..................................................................................41

Item 6.       Exhibits and Reports on Form 8-K...................................................................41

SIGNATURES    ...................................................................................................43

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

         (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
         (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;
         (3) the relative and absolute investment performance and operations of the Company's manager;
         (4)      the impact of increased competition;
         (5)      the impact of capital improvement projects;
         (6)      the impact of future acquisitions or divestitures;
         (7)      the unfavorable resolution of legal proceedings;
         (8)      the extent and timing of any share repurchases;
         (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
         (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, BlackRock Financial Management, Inc. (the "Manager") or The PNC Financial Services Group, Inc. ("PNC Bank");
         (11) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Manager;
         (12) the ability of the Manager to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates; and (14) the impact of changes to tax legislation and, generally, the tax position of the Company.

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


Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements

                                               Anthracite Capital, Inc. and Subsidiaries
                                            Consolidated Statements of Financial Condition
                                                 (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          March 31, 2004                 December 31, 2003
                                                                          --------------                 -----------------
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                                              $  17,264                  $  20,805
Restricted cash equivalents                                                               15,389                     12,845
Securities available-for-sale, at fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")        $ 751,872                   $ 703,443
     Residential mortgage backed securities ("RMBS")                      367,029                     439,492
     Investment grade securities                                          720,764                     663,065
                                                                     -------------               -------------
Total securities available-for-sale                                                    1,839,665                  1,806,000
Securities held-for-trading, at fair value                                               341,075                    313,727
Commercial mortgage loan pools                                                         1,222,103                          -
Commercial mortgage loans, net                                                            81,292                     61,668
Equity investment in Carbon Capital, Inc.                                                 33,159                     28,493
Investments in real estate joint ventures                                                  7,813                      7,823
Receivable for investments sold                                                          100,662                     99,056
Other assets                                                                              48,666                     48,429
                                                                                  ---------------             --------------
     Total Assets                                                                     $3,707,088                 $2,398,846
                                                                                  ===============             ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                           $1,057,522                    $684,970
    Secured by pledge of subordinated CMBS                                 17,653                     100,892
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                     449,940                     710,968
    Secured by pledge of securities held-for-trading                      315,399                     304,001
    Secured by pledge of investments in real estate joint ventures              -                         513
    Secured by pledge of commercial mortgage loans                          7,430                      22,197
                                                                     -------------               -------------
Total borrowings                                                                      $1,847,944                 $1,823,541
Obligation of REMIC Trust                                                              1,199,034                          -
Securities sold, not yet settled                                                         101,234                     99,551
Payable for investments purchased                                                         49,301                          -
Distributions payable                                                                     15,059                     14,749
Other liabilities                                                                         48,451                     43,575
                                                                                  ---------------             --------------
     Total Liabilities                                                                $3,261,023                 $1,981,416
                                                                                  ---------------             --------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   50,572 shares issued and outstanding in 2004;
     49,464 shares issued and outstanding in 2003                                             51                         49
10% Series B Preferred Stock, liquidation preference $43,931 in
       2004 and $43,942 in 2003                                                           33,422                     33,431
9.375% Series C Preferred Stock, liquidation preference $57,500
       in 2004 and 2003                                                                   55,435                     55,435
Additional paid-in capital                                                               549,199                    536,333
Distributions in excess of earnings                                                     (105,952)                  (101,635)
Accumulated other comprehensive loss                                                     (86,090)                  (106,183)
                                                                                  ---------------             --------------
      Total Stockholders' Equity                                                         446,065                    417,430
                                                                                  ---------------             --------------
      Total Liabilities and Stockholders' Equity                                      $3,707,088                 $2,398,846
                                                                                  ===============             ==============

The accompanying notes are an integral part of these consolidated financial statements.



                                                  Anthracite Capital, Inc.
                                      Consolidated Statements of Operations (Unaudited)
                                            (in thousands, except per share data)

                                                                         For the Three     For the Three
                                                                         Months Ended      Months Ended
                                                                        March 31, 2004    March 31, 2003
                                                                       ------------------------------------
Income:
    Interest from securities available-for-sale                                  $32,726           $24,652
    Interest from commercial mortgage loans                                        1,479             1,185
    Interest from securities held-for-trading                                      3,177            15,831
    Earnings from real estate joint ventures                                         222               236
    Earnings from equity investment                                                1,372               743
    Interest from cash and cash equivalents                                           88               176
                                                                       ------------------------------------
        Total income                                                              39,064            42,823
                                                                       ------------------------------------

Expenses:
    Interest                                                                      20,091            15,504
    Interest - securities held-for-trading                                           782             4,201
    Management fee                                                                 2,130             2,577
    General and administrative expense                                               602               582
                                                                       ------------------------------------
        Total expenses                                                            23,605            22,864
                                                                       ------------------------------------

Other gain (losses):
Gain on sale of securities available-for-sale                                      2,813               142
Loss on securities held-for-trading                                               (5,983)          (10,404)
                                                                       ------------------------------------
       Total other loss                                                           (3,170)          (10,262)
                                                                       ------------------------------------

Net income                                                                        12,289             9,697
                                                                       ------------------------------------

Dividends on preferred stock                                                       2,446             1,195
                                                                       ------------------------------------

Net income available to common stockholders                                      $ 9,843            $8,502
                                                                       ====================================

Net income per common share, basic:                                              $  0.20            $0.18
                                                                       ====================================

Net income per common share, diluted:                                            $  0.20            $0.18
                                                                       ====================================

Weighted average number of shares outstanding:
    Basic                                                                         49,837            47,592
    Diluted                                                                       49,846            47,622

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2004
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                Series    Series                            Accumulated
                                      Common      B         C      Additional Distributions    Other                      Total
                                      Stock,   PreferredPreferred   Paid-In    In Excess   Comprehensive Comprehensive Stockholders'
                                    Par Value   Stock     Stock     Capital   Of Earnings       Loss          Income      Equity



Balance at January 1, 2004                $49  $33,431    $55,435   $536,333   $(101,635)     $(106,183)              $417,430

Net income                                                                        12,289                   $12,289      12,289

Unrealized loss on cash flow hedges                                                             (25,211)    (25,211)    (25,211)

Reclassification adjustments from
cash flow hedges included in net income                                                           1,183       1,183       1,183

Change in net unrealized gain (loss)
on securities available-for-sale,
net of reclassification adjustment                                                               44,121      44,121      44,121

Other Comprehensive income                                                                                   20,093
                                                                                                        -----------
Comprehensive Income                                                                                        $32,402
                                                                                                        ===========
Dividends declared-common stock                                                  (14,160)                               (14,160)

Dividends on preferred stock                                                      (2,446)                                (2,446)

Conversion of Series B preferred
stock to common stock                       -       (9)                    9                                                  -

Issuance of common stock                    2                         12,857                                             12,859
                                      ------------------------------------------------------------------------------------------

Balance at March 31, 2004                 $51  $33,422    $55,435   $549,199   $(105,952)      $(86,090)               $446,065
                                      ==========================================================================================

Disclosure of reclassification
adjustment:



Unrealized holding loss                                                                                        $41,308

Reclassification for realized gains
previously recorded as unrealized                                                                                2,813
                                                                                                            --------------

                                                                                                                  $44,121
                                                                                                            ==============

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                     For the Three           For the Three
                                                                                      Months Ended            Months Ended
                                                                                     March 31, 2004          March 31, 2003
                                                                                     --------------          --------------
Cash flows from operating activities:

     Net income                                                                           $12,289                  $9,697

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

        Net (purchase) sale of trading securities                                         (33,332)                387,278

        Net loss on sale of securities                                                      3,170                  10,262

        Discount accretion                                                                   (961)                 (8,758)

        Equity in earnings in excess of distributions from Carbon Capital, Inc.              (317)                      -

        Decrease in other assets                                                            2,502                   1,578

        Increase in other liabilities                                                       4,876                   2,830
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by operating activities                                       (11,773)                402,887
                                                                                 -----------------------  ---------------------
Cash flows from investing activities:

     Purchase of securities available-for-sale                                           (117,479)               (447,774)

     Funding of commercial mortgage loans                                                 (19,961)                      -

     Repayments received from commercial mortgage loans                                       120                   7,923

     (Increase) decrease in restricted cash equivalents                                    (2,544)                 21,824

     Principal payments received on securities available-for-sale                          22,419                  37,212

       Distributions from joint ventures in excess of earnings                                 10                     487

     Investment in Carbon Capital, Inc.                                                    (4,349)                 (2,950)

     Proceeds from sales of securities available-for-sale                                 111,790                       -

     Net payments under hedging securities                                                 (2,740)                   (262)
                                                                                 -----------------------  ---------------------
Net cash used in investing activities                                                     (12,734)               (383,540)
                                                                                 -----------------------  ---------------------
Cash flows from financing activities:

     Net increase (decrease) in borrowings                                                 24,403                  (8,469)

     Proceeds from issuance of common stock, net of offering costs                         12,860                   3,418

     Dividends paid on common stock                                                       (13,851)                (16,589)

     Dividends paid on preferred stock                                                     (2,446)                 (1,195)
                                                                                 -----------------------  ---------------------
Net cash provided by (used in) financing activities                                        20,966                 (22,835)
                                                                                 -----------------------  ---------------------
Net decrease in cash and cash equivalents                                                  (3,541)                 (3,488)

Cash and cash equivalents, beginning of period
                                                                                           20,805                  24,698
                                                                                 -----------------------  ---------------------
Cash and cash equivalents, end of period                                                  $17,264                 $21,210
                                                                                 =======================  =====================
Supplemental disclosure of cash flow information:
     Interest paid                                                                        $20,661                 $15,231
                                                                                 -----------------------  ---------------------
Investments purchased not settled                                                         $49,301                $252,241
                                                                                 =======================  =====================
Investments sold not settled                                                                $(572)               $356,859
                                                                                 =======================  =====================




Supplemental schedule of non-cash investing and financing activities: The
Company purchased the Controlling Class securities of a REMIC trust during the Three months ended March 31, 2004:

              Carrying value of assets acquired                                      $  1,222,103
              Liabilities assumed                                                       1,199,034

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

The accompanying March 31, 2004 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for 2003 filed with the Securities and Exchange Commission.

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

Note 2        NET INCOME PER SHARE

Net income per share is computed in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares outstanding during the period plus the additional dilutive effect, if any, of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.


                                                                                         For the Three       For the Three
                                                                                         Months Ended         Months Ended
                                                                                        March 31, 2004       March 31, 2003
Numerator:

       Net income available to common stockholders                                              $ 9,843                $8,502
                                                                                       ------------------  -------------------
       Numerator for basic earnings per share                                                   $ 9,843                $8,502
                                                                                       ------------------  -------------------
       Numerator for diluted earnings per share                                                 $ 9,843                $8,502
                                                                                       ==================  ===================
Denominator:
       Denominator for basic earnings per share--weighted average common shares
       Outstanding                                                                               49,837                47,592
       Dilutive effect of stock options                                                               9                    30
                                                                                       ------------------  -------------------
       Denominator for diluted earnings per share--weighted average common shares
       outstanding and common share equivalents outstanding                                      49,846                47,622
                                                                                       ==================  ===================

Basic net income per weighted average common share:                                             $  0.20                 $0.18
                                                                                       ------------------  -------------------
Diluted net income per weighted average common share and common share
equivalents:                                                                                     $ 0.20                 $0.18
                                                                                       ------------------  -------------------


Total anti-dilutive stock options and warrants excluded from the calculation of net income per share were 1,385,651 and 1,407,442 for the three months ended March 31, 2004 and 2003, respectively.

Note 3        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2004 are summarized as follows:


                                                                                   Gross           Gross          Estimated
                                                                Amortized     Unrealized Gain    Unrealized          Fair
                   Security Description                           Cost                              Loss            Value
------------------------------------------------------------ ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                               $ 87,858         $  3,956        $  (517)          $ 91,297
Investment grade CMBS                                                330,823           13,818         (2,617)           342,024
Non-investment grade rated subordinated securities                   765,914           32,866        (75,747)           723,033
Non-rated subordinated securities                                     27,250            5,002         (3,413)            28,840
Credit tenant lease                                                   25,803              569               -            26,372
Investment grade REIT debt                                           238,436           22,635             (1)           261,070
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    1,476,084           78,846        (82,295)         1,472,636
                                                             ---------------- ---------------- --------------- -----------------


Single-family residential mortgage-backed securities (RMBS):
Agency adjustable rate securities                                    150,760              618               -           151,378
Agency fixed rate securities                                         187,492              129         (2,161)           185,460
Residential CMOs                                                       2,855               89            (34)             2,910
Hybrid adjustable rate mortgages ("ARMs")                              6,050                -            (51)             5,999
Project Loans                                                         20,468              833            (19)            21,282
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      367,625            1,669         (2,265)           367,029
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                              $ 1,843,709         $ 80,515      $ (84,560)       $ 1,839,665
                                                             ================ ================ =============== =================


As of March 31, 2004, an aggregate of $1,742,364 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of March 31, 2004, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 9.6% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 5.3%. The Company's reported yields on its subordinated CMBS and investment grade securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

                                           Less than 12 Months            12 Months or More                    Total
                                      ------------- ---------------- ------------- --------------- -------------- ---------------
                                                         Gross                         Gross                          Gross
                                          Fair        Unrealized         Fair        Unrealized        Fair         Unrealized
                                         Value          Losses          Value          Losses          Value          Losses
                                      ------------- ---------------- ------------- --------------- -------------- ---------------
Non-investment grade rated
   subordinated securities                $280,591        $(16,715)      $442,442       $(26,166)       $723,033       $(42,881)
Agency fixed rate securities              $185,460         $(2,032)             -               -       $185,460        $(2,032)
Hybrid ARMS                                 $5,999            $(51)             -               -         $5,999           $(51)
                                      ------------- ---------------- ------------- --------------- -------------- ---------------
Total temporarily impaired
   securities                             $472,050        $(18,798)      $442,442       $(26,166)       $914,492       $(44,964)
                                      ============= ================ ============= =============== ============== ===============




The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2004.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the subordinated CMBS held by the Company as of March 31, 2004:

     ----------------------------------------------------------------- ----------------------------------------------
                                                                                   March 31, 2004
     ----------------------------------------------------------------- ----------------------------------------------
                                                                         Number of Loans            % of
                                                   Principal                                     Collateral
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 30 days to 60 days                         $6,057                      3                   0.05%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 60 days to 90 days                          9,909                      4                  0.08
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 90 days or more                           113,909                     12                  0.90
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Real estate owned ("REO")                            6,237                      2                  0.05
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total delinquent                                  $136,112                     21                   1.08%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total principal balance                        $12,556,284                  2,251
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

Note 4        COMMERCIAL MORTGAGE LOAN POOLS

As of March 31, 2004, the Company owns eleven different trusts where the Company through its investment in subordinated CMBS of such trusts is in the first loss position ("Controlling Class"). In March 2004, the Company committed to acquire $41,495 par value of the Controlling Class interests in a CMBS transaction. The securities that comprise the Controlling Class interests were acquired for a dollar price of 55.6% of par, or $23,069. The total par amount of underlying loans in this transaction is $1,234,613 which have a carrying value of $1,222,103. A CMBS real estate mortgage investment conduit ("REMIC") trust will typically issue securities with a par amount equal to the par value of the underlying loans. As noted, the Company acquired $41,495 of par value of these securities; other third party investors will acquire the remaining $1,193,118 of securities. During the negotiations for the purchase of these Controlling Class interests, the Company was able to obtain a greater degree of control for the special servicer in the process of disposing of or working out defaulted loans. As a result of this added discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the issuing REMIC trust.

Typically, the Company records securities purchased at their market price, and the securities appear as assets on the Company's consolidated statement of financial condition. For this CMBS transaction, the Company included on its consolidated statement of financial condition all of the underlying loans shown as commercial mortgage loan pools at cost. The CMBS securities to be issued to third parties by the REMIC trust are shown as an offsetting liability ("obligation of REMIC trust"). The net effect on the Company's consolidated statement of financial condition at March 31, 2004 from the consolidation of the net assets of the REMIC trust is equivalent to the cost of the Controlling Class interests acquired of $23,069.

The liability resulting from this transaction is non-recourse to Anthracite, and is secured only by the commercial mortgage loan pools. This accounting treatment increases the Company's debt to capital ratio from 4.6:1 to 6.8:1. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the loans will carry their own yields and the Company will establish a loss reserve consistent with the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.


Note 5        SECURITIES HELD-FOR-TRADING

Securities held-for-trading reflect short-term trading strategies, which the Company employs from time to time, designed to generate economic and taxable gains based on short-term differences in pricing. As part of its trading strategies, the Company may acquire long or short positions in U.S. Treasury or agency securities, forward commitments to purchase such securities, financial futures contracts and other fixed income or fixed income derivative securities.

The Company's securities held-for-trading are carried at estimated fair value. At March 31, 2004, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $341,075, and a forward commitment with an estimated fair value of $101,234. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.

For the three months ended March 31, 2004, losses on securities held-for-trading in the consolidated statement of operations of $5,983 are largely attributable to the Company's continued repositioning and reduction of the RMBS portfolio and associated hedges. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 6        COMMON STOCK

On March 11, 2004, the Company declared dividends to its common stockholders of $0.28 per share, payable on April 30, 2004 to stockholders of record on March 31, 2004. For U.S. Federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

For the three months ended March 31, 2004, the Company issued 1,077,102 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. For the three months ended March 31, 2003, the Company issued 333,328 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $3,517. The Company suspended its Dividend Reinvestment Plan for all investments after March 26, 2004, and for all future investment dates. The Dividend Reinvestment Plan will remain in place and may be resumed by the Company at any time.


Note 7        PREFERRED STOCK

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). During the second quarter of 2004 the Company will incur a one-time charge to income available to common stockholders of $10,508, which represents the difference between the Series B Preferred Stock book value of $19 per share and its $25 redemption price. The Series B Preferred Stock was redeemed on May 6, 2004.


Note 8        TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of PNC Bank and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes:
(i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.36 as of March 31, 2004) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

During the year ended December 31, 2003 and for the three months ended March 31, 2004, the Company paid the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee was equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 for the three months ended March 31, 2004, respectively.

The Company incurred $2,130 and $2,577 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2004 and 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $34 and $6 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administration expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive fees for the three months ended March 31, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2004 and 2003, the Company paid administration fees of $44 and $43, respectively, which are included in general and administration expense on the accompanying consolidated statements of operations.

The Company has entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. On March 31, 2004, the Company owned 19.8% of the outstanding shares in Carbon. The Company's remaining commitment at March 31, 2004 and December 31, 2003 was $18,685 and $23,034, respectively.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2004, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.

Note 9         BORROWINGS

Certain information with respect to the Company's collateralized borrowings at March 31, 2004 is summarized as follows:

                                   Lines of             Reverse            Collateralized                Total
                                  Credit and          Repurchase                                    Collateralized
                                  Term Loans          Agreements          Debt Obligations            Borrowings
                                 ------------------ --------------------- ---------------------- ---------------------------
Outstanding borrowings                $25,083              $765,339             $1,057,522                  $1,847,944
Weighted average
    borrowing rate                      2.93%                 1.10%                  6.05%                       3.96%
Weighted average
    remaining maturity               469 days               23 days             3,082 days                  1,779 days
Estimated fair value of
    assets pledged                    $79,155              $824,112             $1,119,225                  $2,022,492


As of March 31, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                      Lines of          Reverse                                            Total
                                   Credit and Term    Repurchase           Collateralized Debt         Collateralized
                                        Loans         Agreements               Obligations               Borrowings
                                 ------------------ --------------------- --------------------------- ----------------------
Within 30 days                          $   -              $765,339                      $    -               $765,339
31 to 59 days                               -                     -                           -                      -
Over 60 days                           25,083                     -                   1,057,522              1,082,605
                                 ================== ===================== =========================== ======================
                                      $25,083              $765,339                  $1,057,522             $1,847,944
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


Note 10      DERIVATIVE INSTRUMENTS

The Company accounts for its derivative investments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

As of March 31, 2004, the Company had interest rate swaps with notional amounts aggregating $1,040,295 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $741 are included in other assets on the consolidated statement of financial condition and cash flow hedges with a fair value of $(39,569) are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2004, the net change in the fair value of the interest rate swaps was a decrease of $26,184, of which $973 was deemed ineffective and is included as an increase of interest expense and $25,211 was recorded as a reduction of OCI. As of March 31, 2004, the $1,040,295 notional of swaps that were designated as cash flow hedges had a weighted average remaining term of 8.2 years.

As of March 31, 2004, the Company had interest rate swaps with notional amounts aggregating $479,445 designated as trading derivatives. Trading derivatives with a fair value of $104 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $(1,148) are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2004, the change in fair value for these trading derivatives was a decrease of $4,092 and is included as an addition to loss on securities held-for-trading in the consolidated statements of operations. As of March 31, 2004, the $479,445 notional of swaps that were designated as trading derivatives had a weighted average remaining term of 5.5 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either accounts receivable or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At March 31, 2004 and December 31, 2003, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $5,720 and $10,445, respectively.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to long-term interest rates.

Additionally, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and a fair value at March 31, 2004 of $963 which is included in other assets, and the change in fair value related to this derivative is included as a component of loss on securities held-for-trading in the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       General

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $321,000,000 of assets under management as of March 31, 2004. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.01 par value per share ("Series B Preferred Stock"). During the second quarter of 2004 the Company will incur a one time charge to income available to common stockholders of $10,508, which represents the difference between the Series B Preferred Stock book value of $19 per share and its $25 redemption price. The Series B Preferred Stock was redeemed on May 6, 2004.

The Company continues to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See "Item 3 - Quantitative and Qualitative Disclosures about Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company's asset types as of March 31, 2004 and December 31, 2003:

                                                                   Carrying Value as of
                                                          March 31, 2004        December 31, 2003
                                                         Amount        %         Amount        %
                                                     -------------------------------------------------
Commercial real estate securities                        $1,472,636   43.0%    $1,366,508     64.5%
Commercial mortgage loan pools                            1,222,103   35.7              -        -
Commercial real estate loans(1)                             122,263    3.6         97,984      4.6
Residential mortgage backed securities(2)                   606,871   17.7        653,668     30.9
                                                     -------------------------------------------------
Total                                                    $3,423,873    100.0%    $2,118,160    100.0%
                                                     -------------------------------------------------

(1) Includes real estate joint ventures and equity investments.
(2) Net of RMBS securities sold, not yet settled

Commercial Mortgage Loans Pools and Commercial Real Estate Securities Portfolio Activity

As of March 31, 2004, the Company owns eleven different trusts where the Company through its investment in subordinated CMBS of such trusts is in the first loss position ("Controlling Class"). In March 2004, the Company committed to acquire $41,495 par value of the Controlling Class interests in a CMBS transaction. The securities that comprise the Controlling Class interests were acquired for a dollar price of 55.6% of par, or $23,069. The total par amount of underlying loans in this transaction is $1,234,613 which have a carrying value of $1,222,103. A CMBS real estate mortgage investment conduit ("REMIC") trust will typically issue securities with a par amount equal to the par value of the underlying loans. As noted, the Company acquired $41,495 of par value of these securities; other third party investors will acquire the remaining $1,193,118 of securities. During the negotiations for the purchase of these Controlling Class interests, the Company was able to obtain a greater degree of control for the special servicer in the process of disposing of or working out defaulted loans. As a result of this added discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the issuing REMIC trust.

Typically, the Company records securities purchased at their market price, and the securities appear as assets on the Company's consolidated statement of financial condition. For this CMBS transaction, the Company included on its consolidated statement of financial condition all of the underlying loans shown as commercial mortgage loan pools. The CMBS securities to be issued to third parties by the REMIC trust are shown as an offsetting liability ("obligation of REMIC trust"). The net effect on the Company's consolidated statement of financial condition at March 31, 2004 from the consolidation of the net assets of the REMIC trust is equivalent to the cost of the Controlling Class interests acquired of $23,069.

The liability resulting from this transaction is non-recourse to Anthracite, and is secured only by the commercial mortgage loan pools. This accounting treatment increases the Company's debt to capital ratio from 4.6:1 to 7.6:1. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the loans will carry their own yields and the Company will establish a loss reserve consistent with the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade REIT debt. During the three months ended March 31, 2004, the Company increased its commercial real estate securities portfolio by 7.8% from $1,366,508 to $1,472,636. This increase was primarily attributable to the purchase of CMBS and investment grade REIT debt which have market values as of March 31, 2004 of $85,303 and December 31, 2003 of $34,668.

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") offering through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. CDO III also includes a $50,000 ramp facility that will be used to finance future commercial real estate assets, thus eliminating financing risk for up to $50,000 of below investment grade CMBS investments to be acquired during the year.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also fully hedged to protect the Company from an increase in short-term interest rates. The Company considers all of its CMBS rated BB+ down to B to be financeable in a CDO transaction; and as of March 31, 2004, over 95% of the market value of these assets are match funded in the Company's CDOs in this manner.

                  Collateral as of March 31, 2004              Debt as of March 31, 2004
            -------------------------------------------------------------------------------------
              Adjusted Purchase   Loss Adjusted         Adjusted Issue         Weighted Average
                    Price             Yield                   Price             Cost of Funds *    Net Spread
            -------------------------------------------------------------------------------------- ------------
CDO I                    $442,740                 8.89%       $404,813                      7.21%        1.68%
CDO II                    326,428                 7.81%        280,256**                    5.73%        2.08%
CDO III                   396,986                 6.64%        372,453***                   5.03%        1.61%
            -------------------------------------------------------------------------------------- ------------
Total **               $1,166,154                 7.82%     $1,057,522                      6.05%        1.77%


* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $22,850 of par of CDO II debt rated
BBB- and BB.
***The Company chose not to sell $13,069 of par of CDO III debt rated BB.

The following table details the par, fair market value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of March 31, 2004:

                                                 Fair Market                    Adjusted                   Loss Adjusted
                                       Par          Value     Dollar Price  Purchase Price  Dollar Price       Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                   $89,859        $86,033       95.74       $87,438       97.31              4.1%
Investment grade REIT debt               11,000         11,202      101.84        11,223      102.02              4.9%
CMBS rated BB+ to B                      38,300         20,437       53.36        30,600       79.90              9.3%
CMBS rated B- or lower                  312,675         85,136       27.23       113,306       36.24             12.2%
CMBS IOs                              2,754,839         91,297        3.31        87,858        3.19              7.5%
                               ----------------------------------------------------------------------------------------
Total                                $3,206,673       $294,105        9.17      $330,425       10.30              8.3%



The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2003:

                                                 Fair Market                    Adjusted                   Loss Adjusted
                                       Par          Value     Dollar Price  Purchase Price  Dollar Price       Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                  $277,276       $268,593       96.87      $272,853       98.40              4.9%
Investment grade REIT debt               29,000         29,567      101.95        30,210      104.17              5.0%
CMBS rated BB+ to B                     186,217        133,868       71.89       150,775       80.97              8.9%
CMBS rated B- or lower                  304,358         80,680       26.51       107,653       35.37             12.6%
CMBS IOs                              2,623,456         84,493        3.22        83,704        3.19              7.5%
Other CMBS                               20,266         20,142       99.39        20,264       99.99              5.7%
                               ----------------------------------------------------------------------------------------
Total                                $3,440,573       $617,343       17.94      $665,459       19.34              7.4%


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

For the three months ended March 31, 2004, the Company acquired $11,686 of par of other below investment grade CMBS and $67,011 of par of new Controlling Class securities. The total par of the Company's other below investment grade CMBS at March 31, 2004 was $315,859; the average credit protection, or subordination level, of this portfolio is 5.9%. The total par of the Company's Controlling Class CMBS securities at March 31, 2004 was $833,209 and the total par of the loans underlying these securities was $12,556,284.

The Company's investment in its Controlling Class CMBS securities by credit rating category at March 31, 2004 is as follows:

                                Fair Market   Dollar       Adjusted       Dollar     Subordination
                       Par         Value       Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                     $86,139      $78,134      90.71          $73,806      85.68      7.15%
BB                       93,330       83,316      89.27           79,796      85.50      5.92%
BB-                     105,624       77,387      73.27           84,254      79.77      4.88%
B+                       51,780       33,771      65.22           35,473      68.51      3.26%
B                       185,106      108,936      58.85          135,177      73.03      2.87%
B-                       86,284       34,722      40.24           53,159      61.61      1.98%
CCC+                     11,924        5,780      48.47            7,166      60.09      1.56%
CCC                      70,272       12,945      18.42           22,999      32.73      1.10%
C                         8,940        2,797      31.28            2,692      30.11      0.63%
NR                      132,210       24,614      18.62           23,316      17.64       n/a
                  ------------------------------------------------------------------------------------
Total                  $831,609     $462,402      55.60         $517,838      62.27

The Company's investment in its Controlling Class CMBS securities by credit rating category at December 31, 2003 is as follows:

                                Fair Market   Dollar       Adjusted       Dollar     Subordination
                       Par         Value       Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                     $84,503      $73,766      87.29          $72,680      86.01      7.54%
BB                       89,945       75,349      83.77           76,842      85.43      6.04%
BB-                     101,393       71,285      70.31           81,036      79.92      5.12%
B+                       44,314       28,904      65.22           31,179      70.36      3.43%
B                       182,119      105,061      57.69          133,718      73.42      3.06%
B-                       83,296       34,160      41.01           51,935      62.35      1.54%
CCC+                     11,924        5,595      46.92            7,129      59.78      1.53%
CCC                      70,273       13,375      19.03           22,844      32.51      1.23%
C                         8,940        2,531      28.31            2,734      30.58      0.62%
NR                      129,925       25,003      19.24           23,011      17.71       n/a
                  ------------------------------------------------------------------------------------
Total                  $806,632     $435,029      53.93         $503,108      62.37

For the three months ended March 31, 2004, the par amount of the Company's Controlling Class CMBS securities was reduced by the servicers in the amount of $15,526. Further delinquencies and losses may cause par reductions to continue and cause the Company to conclude that a change in loss-adjusted yield is required along with a write down of the adjusted purchase price through the consolidated statement of operations according to EITF 99-20. Also for the three months ended March 31, 2004, the underlying loan pools were paid down by $68,009. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 2.08% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5.2% over the life of the portfolio and an average assumed loss severity of 40.0% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring. As part of its ongoing credit monitoring the Company periodically performs a re-underwriting of a substantial number of the underlying loans supporting its Controlling Class CMBS. We are currently focusing on 1998 vintage transactions and expect to be completed with this vintage by the fourth quarter of 2004. As each transaction review is completed the Company may determine that its GAAP yields and book values need to be adjusted.
The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2003 and 2004. Comparable delinquency statistics referenced by vintage year as a percentage of current par as of March 31, 2004 are shown in the table below:

                         Underlying      Delinquencies         Lehman Brothers
         Vintage Year    Collateral       Outstanding           Conduit Guide
         ----------------------------------------------------------------------------
            1998             $7,414,007            1.82%                     2.45%
            1999                711,544            0.17%                     2.53%
            2001                909,560            0.00%                     1.13%
            2003              2,193,990            0.00%                     0.03%
            2004              1,327,183            0.00%                     0.00%
                     ----------------------------------------------------------------
            Total           $12,556,284            1.08%*                    1.68%*


* Weighted average based on current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2004, the Morgan Stanley index indicated that delinquencies on 253 securitizations were 2.36%, and as of December 31, 2003, this same index indicated that delinquencies on 243 securitizations were 2.47%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 21 delinquent loans shown on the chart in Note 2 of the consolidated financial statements, 2 loans were real estate owned and being marketed for sale, 3 loans were in foreclosure, and the remaining 16 loans were in some form of workout negotiations. Aggregate losses of $88 were realized during quarter ended March 31, 2004, bringing cumulative net losses realized to $41,520 or 14.2% of total estimated losses. These losses include special servicer and other workout expenses. Experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio ages.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of March 31, 2004 and December 31, 2003 are as follows:

                               3/31/04 Exposure                 12/31/03 Exposure
     --------------------------------------------------------------------------------------
     Property Type       Loan Balance     % of Total       Loan Balance       % of Total
     --------------------------------------------------------------------------------------
     Multifamily             $4,119,354           32.8%          $3,770,944          33.2%
     Retail                   3,820,594            30.4           3,446,371           30.4
     Office                   2,678,582            21.3           2,266,160           20.0
     Lodging                    786,895             6.3             786,920            7.0
     Industrial                 790,073             6.3             713,942            6.3
     Healthcare                 335,282             2.7             337,333            3.0
     Parking                     25,504             0.2              25,611            0.2
                       --------------------------------------------------------------------
     Total                  $12,556,284            100%         $11,347,281           100%
                       ====================================================================


As of March 31, 2004, the fair market value of the Company's holdings of Controlling Class CMBS securities is $55,147 lower than the adjusted cost for these securities. The adjusted purchase price and market value of the Company's Controlling Class CMBS portfolio as of March 31, 2004 represents approximately 63% and 56%, respectively, of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of March 31, 2004, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities. For the three months ended March 31, 2004, the Company experienced no ratings changes on its CMBS.

The Company's generally accepted accounting principles in the United States of America ("GAAP") income for its CMBS securities is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there will be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the period beginning with the year ended December 31, 1998 through the three months ended March 31, 2004, the Company's GAAP income accrued on its CMBS assets was approximately $28,459 lower than the taxable income accrued on its CMBS assets.

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

The following table summarizes the Company's commercial real estate loan portfolio by property type as of March 31, 2004 and December 31, 2003:

                                Loan Outstanding                         Weighted Average Coupon
                  ---------------------------------------------
                     March 31, 2004        December 31, 2003       March 31, 2004      December 31, 2003
                  --------------------- ----------------------- -------------------- ---------------------
Property Type       Amount       %         Amount        %
----------------- ---------- ---------- ------------ ---------- -------------------- ---------------------
Office               $77,287      81.5%      $57,381      76.4%                10.1%                  9.4%
Residential            2,722      2.9          2,794     3.7                    3.9%                  3.8%
Retail                     -       -               -       -                      -%                    -%
Hotel                 14,842    15.6          14,951    19.9                    6.6%                  6.6%
                  ---------- ---------- ------------ ---------- -------------------- ---------------------
Total                $94,851     100.0%      $75,126     100.0%                 9.3%                  8.6%
                  ---------- ---------- ------------ ---------- -------------------- ---------------------


Recent Events

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock. During the second quarter of 2004 the Company will incur a one time charge to income available to common stockholders of $10,508, which represents the difference between the Series B Preferred Stock book value of $19 per share and its $25 redemption price. The Series B Preferred Stock was redeemed on May 6, 2004.


II.      Results of Operations

Net income for the three months ended March 31, 2004 was $9,843 or $0.20 per share (basic and diluted). Net income for the three months ended March 31, 2003 was $8,502 or $0.18 per share (basic and diluted). Net income increased to $0.20 per share for the three months ended March 31, 2004 as compared to $0.18 per share for the three months ended March 31, 2003.

Interest Income: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                                       For the Three Months Ended March 31,
                                                           2004                     2003
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $29,185                $19,953
Commercial real estate loans                                  1,479                  1,430
RMBS                                                          6,717                 20,285
Cash and cash equivalents                                        88                    176
                                                 -------------------------- ----------------------
Total                                                       $37,469                $41,844
                                                 ========================== ======================


The following chart reconciles interest income and total income for the three months ended March 31, 2004 and 2003.

                                                      For the Three Months Ended March 31,
                                                           2004                   2003
                                                 ------------------------------------------------
Interest Income                                             $37,469                $41,844
Earnings from real estate joint ventures                        223                    236
Earnings from equity investment                               1,372                    743
                                                 ------------------------------------------------
Total Income                                                $39,064                $42,823
                                                 ================================================


Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                                                 For the Three Months Ended March 31,
                                                                     2004                     2003
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $3,147                   $5,852
Lines of credit and term loan                                            955                      136
CDO liabilities                                                       11,167                    6,405
                                                           ========================= ========================
Total                                                                $15,269                  $12,393
                                                           ========================= ========================



The foregoing interest expense amounts for the three months ended March 31, 2004 do not include a $973 addition to interest expense related to hedge ineffectiveness, as well as a $4,631 addition to interest expense related to swaps. The foregoing interest expense amounts for the three months ended March 31, 2003 do not include a $262 addition to interest expense related to hedge ineffectiveness, as well as a $7,050 addition to interest expense related to swaps. See Note 10 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment and hedge ineffectiveness. The decrease in net interest margin is primarily a result of lower leverage and the net interest spread decreased due to investment in more higher credit quality CMBS.


                                                              For the Three Months Ended March 31,
                                                             2004                              2003
                                               --------------------------------- ---------------------------------
                 Interest income                           $37,470                           $41,844
                 Interest expense                          $19,898                           $19,433
                 Net interest margin                          3.17%                             3.62%
                 Net interest spread                          2.48%                             3.30%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,130 and $2,577 for the three months ended March 31, 2004 and 2003, respectively, were solely base management fees and were lower as the Manager agreed to reduce the management fees by 20% for the quarter ended March 31, 2004. General and administrative expense of $602 and $582 for the three months ended March 31, 2004, and 2003, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums.

Other Gains (Losses): During the three months ended March 31, 2004, the Company sold a portion of its securities available-for-sale for total proceeds of $111,790, resulting in a realized gain of $2,813. No available-for-sale securities were sold during the three months ended March 31, 2003, although the Company did record a gain of $142 due to prepayment fees received in connection with the early maturity of a security. The losses on securities held-for-trading were $5,983 and $10,389 for the three months ended March 31, 2004 and 2003, respectively.

Dividends Declared: On March 11, 2004, the Company declared distributions to its stockholders of $0.28 per share, which was paid on April 30, 2004 to stockholders of record on March 31, 2004.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at March 31, 2004 and December 31, 2003:

                                                     March 31, 2004                     December 31,
                                                        Estimated                      2003 Estimated
                                                          Fair                              Fair
                Security Description                      Value         Percentage         Value           Percentage
  -------------------------------------------------- ---------------- --------------- ----------------- ----------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                  $ 91,297            5.0%           $84,493             4.7%
  Investment grade CMBS                                      342,024           18.5            333,454             18.5
  Non-investment grade rated subordinated
  securities                                                 723,033           39.3            678,424             37.6
  Non-rated subordinated securities                           28,840            1.6             25,019              1.4
  Credit tenant lease                                         26,372            1.4             25,696              1.4
  Investment grade REIT debt                                 261,070           14.2            219,422             12.1
                                                     ---------------- --------------- ----------------- ----------------
       Total CMBS                                          1,472,636           80.0         $1,366,508             75.7
                                                     ---------------- --------------- ----------------- ----------------
  Single-family residential mortgage-
  backed securities:
  Agency adjustable rate securities                          151,378            8.2            180,381             10.0
  Agency fixed rate securities                               185,460           10.1            226,999             12.5
  Residential CMOs                                             2,910            0.2              3,464              0.2
  Hybrid arms                                                  5,999            0.3              6,645              0.4
  Project Loans                                               21,282            1.2             22,003              1.2
                                                     ---------------- --------------- ----------------- ----------------
       Total RMBS                                            367,029           20.0            439,492             24.3
                                                     ---------------- --------------- ----------------- ----------------
  Total securities available-for-sale                     $1,839,665          100.0%        $1,806,000           100.0%
                                                     ================ =============== ================= ================


The Company's CMBS and investment grade REIT debt increased slightly from December 31, 2003 as the Company is continuing to purchase these types of assets.

Borrowings: As of March 31, 2004 and December 31, 2003, the Company's debt consisted of collateralized debt obligations, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2004 and December 31, 2003, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's collateralized borrowings:


                                                                          For the Three Months Ended
                                                                                March 31, 2004
                                                       -----------------------------------------------------------------

                                                          March 31, 2004         Maximum              Range of
                                                             Balance             Balance             Maturities
                                                       --------------------- ---------------- --------------------------
Collateralized debt obligations                                  $1,057,522       $1,057,522      7.7 to 9.8 years
Reverse repurchase agreements                                       765,399        1,148,306        1 to 26 days
Line of credit and term loan borrowings                              25,083          391,511       463 to 471 days
                                                       --------------------- ---------------- --------------------------


Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At March 31, 2004, the Company had no outstanding U.S. Treasury Note future contracts. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of March 31, 2004 and December 31, 2003 consisted of the following:


                                                                       March 31, 2004
                                                                                              Weighted
                                                                                               Average
                                                                  Estimated    Unamortized    Remaining
                                                   Notional Value Fair Value      Cost          Term
                                                   -------------------------------------------------------
                    Interest rate swaps                  $565,000    $(6,095)       $ -        4.27 years
                    Interest rate swaps - CDO             954,740    (33,777)         -        9.14 years
                                                   -------------------------------------------------------
                    Total                              $1,519,740   $(39,872)       $ -        7.33 years
                                                   =======================================================



                                                                    December 31, 2003
                                                                                              Weighted
                                                                                               Average
                                                                  Estimated    Unamortized    Remaining
                                                   Notional Value Fair Value      Cost          Term
                                                   -------------------------------------------------------
                    Interest rate swaps                  $919,300    $(2,929)       $23        5.46 years
                    Interest rate swaps - CDO             626,323    (23,423)         -        9.17 years
                                                   -------------------------------------------------------
                    Total                              $1,545,623   $(26,352)       $23        6.96 years
                                                   =======================================================

As of March 31, 2004, the Company had designated $1,040,295 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2003, the Company had designated $1,066,078 notional of the interest rate swap agreements as cash flow hedges.

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of collateralized borrowings, principal and interest payments on and maturities of securities available-for-sale, securities held-for-trading and commercial mortgage loans, and proceeds from the maturity or sales thereof.

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

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock. During the second quarter of 2004 the Company will incur a one-time charge to income available to common stockholders of $10,508, which represents the difference between the Series B Preferred Stock book value of $19 per share and its $25 redemption price. The Series B Preferred Stock was redeemed on May 6, 2004.

For the three months ended March 31, 2004, the Company issued 1,077,102 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. The Company suspended its Dividend Reinvestment Plan for all investments after March 26, 2004, and for all future investment dates. The Dividend Reinvestment Plan will remain in place and may be resumed by the Company at any time.

As of March 31, 2004, $167,347 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $67,570 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.

At March 31, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                                                                                 Total
                                   Lines of      Reverse Repurchase     Collateralized      Collateralized
                                    Credit           Agreements        Debt Obligations       Borrowings
                                 -------------- --------------------- ------------------- --------------------
Within 30 days                           $   -              $765,339              $    -             $765,339
31 to 59 days                                -                     -                   -                    -
60 days to less than 1 year                  -                     -                   -                    -
1 year to 2 years                       25,083                     -                   -               25,083
Over 5 years                                 -                     -          1,057,522*            1,057,522
                                 -------------- --------------------- ------------------- --------------------
                                       $25,083              $765,339          $1,057,522           $1,847,944
                                 ============== ===================== =================== ====================


* Comprised of $404,813 of CDO debt with a weighted average remaining maturity of 8.04 years as of March 31, 2004, $280,256 of CDO debt with a weighted average remaining maturity of 8.09 years as of March 31, 2004 and $372,453 of CDO debt with a weighted average remaining maturity of 9.14 years as of March 31, 2004.

The Company has no off-balance sheet financing arrangements.

On March 30, 2004 the Company issued CDO III through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. CDO III also includes a $50,000 ramp facility that will be used to finance future commercial real estate assets, thus eliminating financing risk for up to $50,000 of below investment grade CMBS investments to be acquired during the year.
The Company's operating activities (used) provided cash flows of $(11,773) and $402,887 during the three months ended March 31, 2004 and 2003, respectively, primarily through purchase of trading securities offset by net income in 2004 and through the purchases of trading securities in 2003.

The Company's investing activities used cash flows of $12,734 and $383,540 during the three months ended March 31, 2004 and 2003, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities provided (used) $20,966 and $(22,835) during the three months ended March 31, 2004 and 2003, respectively, primarily from increase in borrowings, issuance of common stock on dividends paid in 2004 and decrease in borrowings and dividends paid in 2003.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Due to the acquisition of the commercial mortgage loan pools (see Note 4 of the consolidated financial statements), the Company's debt to capital ratio increased from 4.4:1 at December 31, 2003 to 6.8:1 at March 31, 2004. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. As of March 31, 2004, the Company was in compliance with all covenants.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2004, the Installment Payment would be $8,000 payable over seven years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement are similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company will phase in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee will be based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.36 as of March 31, 2004) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

During the years ended December 31, 2002 and 2003 and for the three months ended March 31, 2004, the Company paid the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee was equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 for the three months ended March 31, 2004, respectively.

The Company incurred $2,130 and $2,577 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2004 and 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $34 and $6 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administration expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS 142 was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive compensation fees for the three months ended March 31, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2004 and 2003, the Company paid administration fees of $44 and $43, respectively, which are included in general and administration expense on the accompanying consolidated statements of operations.

The Company has entered into a $50 million commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The period during which the Company may be required to purchase shares under the commitment, expires in July 2004. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. On March 31, 2004, the Company owned 19.8% of the outstanding shares in Carbon. The Company's remaining commitment at March 31, 2004 and December 31, 2003 was $18,685 and $23,034, respectively.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the London Interbank Offered Rate ("LIBOR") money market rates can affect the Company's net interest income. As of March 31, 2004, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark to market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was 0.79 years based on reported GAAP book value as of March 31, 2004.

The Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The fixed rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by approximately 6.67 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.87 year. The Company's reported book value is not reduced by these liabilities and therefore is approximately 7.63 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At March 31, 2004, economic duration was 3.15 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of March 31, 2004. Actual results could differ significantly from these estimates.


                Projected Percentage Change In
                      Earnings Per Share
                   Given LIBOR Movements
       Change in LIBOR,           Projected Change in
       +/- Basis Points            Earnings per Share
------------------------------- -------------------------
        -100                           $(0.019)
         -50                           $(0.010)
            Base Case
         +50                             $0.010
        +100                             $0.019
        +200                             $0.038


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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.30 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $1.00 to $1.30 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The increase in these estimates from December 31, 2003 is a result of the Company's purchase of the below investment grade portion of two additional Controlling Class CMBS trusts. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of March 31, 2004, securities with a total market value of $1,166,411 are collateralizing the CDO borrowings of $1,057,522; therefore, the Company's residual interest in the three CDOs is $108,889 ($2.15 per share). In accordance with GAAP, The CDO borrowings are not marked to market even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

ITEM 4.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At March 31, 2004 there were no pending legal proceedings of which the Company was a defendant or of which any of its property was subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                Shares Purchased   Paid per Share          or Programs        Under the Plans or Programs
                               -------------------------------------------------------------------------------------------
January 1, 2004 through                 -                 -                     -                          -
January 31, 2004
February 1, 2004 through
February 29, 2004                       -                 -                     -                          -
March 1, 2004 through March
31, 2004                          1,757,257(1)          25.00               1,757,257                      -
                               ----------------------------------------------------------------
Total                               1,757,257           25.00               1,757,257
                               ================================================================


(1) At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock. During the second quarter, the Company will incur a one-time charge to income available to common stockholders of $10,508, which represents the difference between the Series B Preferred Stock book value of $19 per share and its $25 redemption price. The Series B Preferred Stock was redeemed on May 6, 2004.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On April 6, 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), which redemption closed on May 6, 2004. The Company initially considered the decision to redeem as a recharacterization of the Series B Preferred Stock from conditionally redeemable to mandatorily redeemable, and recorded the cost to retire the Series B Preferred Stock in excess of its carrying value of $10,508,000, in the Consolidated Statements of Operations for the three months ended March 31, 2004, as included in the Company's Form 8-K dated May 7, 2004.

At the time of the Company's May 7, 2004 8-K, the Company considered after consultation with its independent auditors Deloitte & Touche LLP ("D&T") the conversion option included in the Series B Preferred Stock to be nonsubstantive, as the redemption price of the Series B Preferred Stock of $25 per share was substantially higher than the approximately $16.24 per share shareholders would receive if the Series B Preferred Stock were converted into Common Stock of the Company on the date of redemption. Subsequent to May 7, 2004, the Company in consultation with D&T determined that the conversion option should be evaluated only at the original issuance of the Series B Preferred Stock, at which time the conversion feature was substantive. Therefore, the cost to retire the Series B Preferred Stock will be recorded in the second quarter of 2004 instead of the first quarter of 2004, as previously reported. As a result for the three months ended March 31, 2004 the Company's net income available to common stockholders per share is $9,843 ($0.20 per share) versus a net loss to common stockholders of $665 ($0.01 per share) as previously reported.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

10.1 Amended and Restated Investment Advisory Agreement, dated as of March 11, 2004, between the Registrant and BlackRock Financial Management, Inc.

31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


Reports on Form 8-K

On February 4, 2004, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's earnings for the quarter and full year ended December 31, 2003.

On March 18, 2004, the Company filed a Current Report on Form 8-K to report under Item 5 the pricing of $372,456,000 of non-recourse debt offered through Anthracite CDO III Ltd. and Anthracite CDO III Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            ANTHRACITE CAPITAL, INC.



Dated:  May 10, 2004        By: /s/ Christopher A. Milner
                                --------------------------------------------
                                Name: Christopher A. Milner
                                Title: President and Chief Executive Officer
                                (duly authorized representative)




Dated:  May 10, 2004         By: /s/ Richard M. Shea
                                 -------------------------------------------
                                 Name: Richard M. Shea
                                 Title: Chief Operating Officer and Chief
                                 Financial Officer