Form 10-Q
period 2004-06-30
ANTHRACITE CAPITAL INC
filed 2004-08-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                                                 OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from: ________ to ________

                       Commission File Number 001-13937


                           ANTHRACITE CAPITAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Maryland                              13-3978906
                 --------                              ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


  40 East 52nd Street, New York, New York                10022
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


      (Registrant's telephone number including area code): (212) 409-3333


                                NOT APPLICABLE
            ------------------------------------------------------
            (Former name, former address, and for new fiscal year;
                        if changed since last report)


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

                        (1)   Yes   X         No __

         As of August 3, 2004, there were 53,200,155 shares of the registrant's common stock ($.001 par value per share) outstanding.


                           ANTHRACITE CAPITAL, INC.
                                   FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                                    Page


Item 1.   Interim Financial Statements..............................................4

          Consolidated Statements of Financial Condition
          (Unaudited) At June 30, 2004 and December 31, 2003........................4

          Consolidated Statements of Operations (Unaudited)
          For the Three and Six Months Ended June 30, 2004 and 2003.................5

          Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) For the Six Months Ended June 30, 2004........................6

          Consolidated Statements of Cash Flows (Unaudited)
          For the Six Months Ended June 30, 2004 and 2003...........................7

          Notes to Consolidated Financial Statements (Unaudited)....................9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............39

Item 4.   Controls and Procedures..................................................44

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................................45

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities........................................................45

Item 3.   Defaults Upon Senior Securities..........................................45

Item 4.   Submission of Matters to a Vote of Security Holders......................45

Item 5.   Other Information........................................................46

Item 6.   Exhibits and Reports on Form 8-K.........................................47

SIGNATURES.........................................................................48


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as "trend," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "potential," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve" and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. Anthracite Capital, Inc. (the "Company") cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements



                                             Anthracite Capital, Inc. and Subsidiaries
                                     Consolidated Statements of Financial Condition (Unaudited)
                                                (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2004                 December 31, 2003
                                                                           -------------                 -----------------
ASSETS


Cash and cash equivalents                                                               $  61,839                     $  20,805
Restricted cash equivalents                                                                18,370                        12,845
Securities available-for-sale, at fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")         $ 758,353                   $ 703,443
     Residential mortgage-backed securities ("RMBS")                       474,803                     412,990
     Investment grade securities                                           821,081                     689,567
                                                                    ---------------               -------------
Total securities available-for-sale                                                     2,054,237                     1,806,000
Commercial mortgage loan pools, at amortized cost                                       1,319,533                             -
Securities held-for-trading, at fair value                                                      -                       313,727
Commercial mortgage loans, net                                                             99,161                        61,668
Equity investment in Carbon Capital, Inc.                                                  48,501                        28,493
Investments in real estate joint ventures                                                   5,052                         7,823
Receivable for investments sold                                                            35,218                        99,056
Other assets                                                                               72,861                        48,429
                                                                                   ---------------             -----------------
     Total Assets                                                                      $3,714,772                    $2,398,846
                                                                                   ===============             =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                           $ 1,057,217                    $684,970
    Secured by pledge of subordinated CMBS                                  44,255                     100,892
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                      704,687                     710,968
    Secured by pledge of commercial mortgage loan pools                  1,306,060                           -
    Secured by pledge of securities held-for-trading                             -                     304,001
    Secured by pledge of investments in real estate joint ventures               -                         513
    Secured by pledge of commercial mortgage loans                          32,080                      22,197
                                                                    ---------------               -------------
Total borrowings                                                                      $ 3,144,299                    $1,823,541
Securities sold, not yet settled                                                                -                        99,551
Payable for investments purchased                                                          97,017                             -
Distributions payable                                                                      15,118                        14,749
Other liabilities                                                                          39,156                        43,575
                                                                                   ---------------             -----------------
     Total Liabilities                                                                 $3,295,590                    $1,981,416
                                                                                   ---------------             -----------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   52,885 shares issued and outstanding in 2004;
     49,464 shares issued and outstanding in 2003                                              53                            49
10% Series B Preferred Stock, liquidation preference $43,942 in 2003                            -                        33,431
9.375% Series C Preferred Stock, liquidation preference $57,500
       in 2004 and 2003                                                                    55,435                        55,435
Additional paid-in capital                                                                574,681                       536,333
Distributions in excess of earnings                                                      (124,351)                     (101,635)
Accumulated other comprehensive loss                                                      (86,636)                     (106,183)
                                                                                   ---------------             -----------------
      Total Stockholders' Equity                                                          419,182                       417,430
                                                                                   ---------------             -----------------
      Total Liabilities and Stockholders' Equity                                      $ 3,714,772                    $2,398,846
                                                                                   ===============             =================

The accompanying notes are an integral part of these consolidated financial statements.




                                                      Anthracite Capital, Inc.
                                         Consolidated Statements of Operations (Unaudited)
                                               (in thousands, except per share data)

                                                           For the Three Months Ended              For the Six Months Ended
                                                                    June 30,                               June 30,
                                                        ----------------------------------     ---------------------------------
                                                             2004              2003                 2004             2003
                                                        ----------------  ----------------     --------------- -----------------


Income:
    Interest from securities available-for-sale               $  32,406          $ 30,036            $ 65,132           $ 54,688
    Interest from commercial mortgage loans                       1,979             2,105               3,458              3,290
    Interest from commercial mortgage loan pools                 12,351                 -              12,351                  -
    Interest from securities held-for-trading                     3,146             9,120               6,323             24,951
    Earnings from real estate joint ventures                        542               238                 764                473
    Earnings from equity investment                               1,619               702               2,991              1,446
    Interest from cash and cash equivalents                         103               209                 191                385
                                                        ----------------  ----------------     --------------- ------------------
        Total income                                          $  52,146           $42,410             $91,210            $85,233
                                                        ----------------  ----------------     --------------- ------------------

Expenses:
    Interest                                                     32,279            20,785              52,370             36,288
    Interest - securities held-for-trading                          871               952               1,653              5,154
    Management fee                                                2,163             2,649               4,293              5,226
    General and administrative expense                              633               591               1,235              1,173
                                                        ----------------  ----------------     --------------- ------------------
        Total expenses                                           35,946            24,977              59,551             47,841
                                                        ----------------  ----------------     --------------- ------------------

Other gain (loss):
Gain on sale of securities available-for-sale                    (4,036)            3,294              (1,222)             3,435
Loss on securities held-for-trading                              (4,046)           (4,716)            (10,030)           (15,119)
Foreign currency loss                                               (12)                -                 (12)                 -
Loss on impairment of securities                                      -           (27,014)                  -            (27,014)
                                                        ----------------  ----------------     --------------- ------------------
       Total other loss                                          (8,094)          (28,436)            (11,264)           (38,698)
                                                        ----------------  ----------------     --------------- ------------------

Net income (loss)                                                 8,106          (11,003)              20,395            (1,306)
                                                        ----------------  ----------------     --------------- ------------------

Dividends on preferred stock                                      1,775             1,611               4,221              2,807
Cost to retire preferred stock in excess of
  carrying value                                                 10,508                 -              10,508                  -
                                                        ----------------  ----------------     --------------- ------------------

Net income (loss) available to common stockholders            $ (4,177)        $ (12,614)             $ 5,666          $ (4,113)
                                                        ================  ================     =============== ==================

Net income (loss) per common share, basic:                       (0.08)            (0.26)                0.11             (0.09)
                                                        ================  ================     =============== ==================

Net income (loss) per common share, diluted:                     (0.08)            (0.26)                0.11             (0.09)
                                                        ================  ================     =============== ==================

Weighted average number of shares outstanding:
    Basic                                                        50,706            47,862              50,276             47,728
    Diluted                                                      50,706            47,862              50,285             47,728


The accompanying notes are an integral part of these consolidated financial statements.



Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2004
(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                  Series    Series                             Accumulated              Total
                                        Common      B         C       Additional Distributions    Other       Compre-   Stock-
                                        Stock,  Preferred  Preferred   Paid-In    In Excess   Comprehensive   hensive  holders'
                                      Par Value   Stock     Stock      Capital   Of Earnings       Loss       Income    Equity
                                      ------------------------------------------------------------------------------------------


Balance at January 1, 2004               $49    $33,431    $55,435    $536,333   $(101,635)    $(106,183)               $417,430

Net income                                                                          20,395                    $20,395     20,395

Unrealized gain on cash flow hedges                                                               24,818       24,818     24,818

Reclassification adjustments from
cash flow hedges included in net
income                                                                                             2,831        2,831      2,831

Change in net unrealized gain (loss
on securities available-for-sale,
net of reclassification adjustment                                                                (8,102)      (8,102)    (8,102)
                                                                                                         ------------
Other Comprehensive income                                                                                     19,547
                                                                                                         ------------
Comprehensive Income                                                                                          $39,942
                                                                                                         ============

Dividends declared-common stock                                                    (28,382)                              (28,382)

Dividends on preferred stock                                                        (4,221)                               (4,221)

Conversion of Series B preferred
stock to common stock                                (9)                     9                                                 -

Redemption of Series B preferred
stock                                           (33,422)                           (10,508)                              (43,930)

Issuance of common stock                   4                            38,339                                            38,343
                                      -------------------------------------------------------------------------------------------

Balance at June 30, 2004                 $53         $-    $55,435    $574,681   $(124,351)     $(86,636)               $419,182
                                      ===========================================================================================


Disclosure of reclassification
adjustment:

Unrealized holding loss                                                                                       $(1,222)

Reclassification for realized gains
previously recorded as unrealized                                                                              (6,880)
                                                                                                         -------------
                                                                                                              $(8,102)
                                                                                                         =============
The accompanying notes are an integral part of these consolidated financial statements.




Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                    For the Six              For the Six
                                                                                    Months Ended             Months Ended
                                                                                   June 30, 2004            June 30, 2003
                                                                                ------------------       -------------------


Cash flows from operating activities:

     Net income (loss)                                                                  $20,395                  $(1,306)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

     Net (purchase) sale of trading securities                                           (2,088)                 704,938
     Net loss on sale of securities                                                      11,252                   11,684
     Discount accretion                                                                  (1,380)                  (4,854)
     Loss on impairment of Securities                                                         -                   27,014
     Non-Cash Portion of foreign currency loss                                               62                        -
     Equity in earnings in excess of distributions from Carbon Capital, Inc.               (789)                    (893)
     Decrease in other assets                                                           (18,600)                 (18,097)
     (Decrease) increase in other liabilities                                            (4,420)                  20,861
                                                                                ----------------------   ---------------------
     Net cash (used in) provided by operating activities                                  4,432                  739,347
                                                                                ----------------------   ---------------------

Cash flows from investing activities:
     Purchase of securities available-for-sale                                         (190,299)              (1,486,343)
     Purchase of commercial loan pools                                                  (22,669)                       -
     Funding of commercial mortgage loans                                               (59,470)                       -
     Repayments received from commercial mortgage loans                                  22,184                   11,991
     (Increase) decrease in restricted cash equivalents                                  (5,525)                  27,729
     Principal payments received on securities available-for-sale                        47,318                  148,736
     Distributions from joint ventures in excess of earnings                              2,771                      421
     Investment in Carbon Capital, Inc.                                                 (19,219)                  (2,680)
     Proceeds from sales of securities available-for-sale                               280,936                  977,843
     Net payments under hedging securities                                               (3,727)                  (3,643)
                                                                                ----------------------   ---------------------
Net cash used in investing activities                                                    52,300                 (325,946)
                                                                                ----------------------   ---------------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings                                               22,122                 (447,907)
     Proceeds from issuance of common stock, net of offering costs                       38,343                    7,155
     Redemption of Series B Preferred Stock                                             (43,931)                  (2,948)
     Proceeds from issuance of Series C Preferred Stock, net of offering Costs                -                   55,513
     Dividends paid on common stock                                                     (28,011)                 (33,296)
     Dividends paid on preferred stock                                                   (4,221)                  (2,357)
                                                                                ----------------------   ---------------------
Net cash used in financing activities                                                   (15,698)                (423,840)
                                                                                ----------------------   ---------------------
Net increase (decrease) in cash and cash equivalents                                     41,034                  (10,439)
Cash and cash equivalents, beginning of period                                           20,805                   24,698
                                                                                ----------------------   ---------------------
Cash and cash equivalents, end of period                                                $61,839                  $14,259
                                                                                ======================   =====================
Supplemental disclosure of cash flow information:
     Interest paid                                                                      $41,950                  $41,641
                                                                                ======================   =====================
Investments purchased not settled                                                       $97,017                  $21,653
                                                                                ======================   =====================
Investments sold not settled                                                            $35,218                     $670
                                                                                ======================   =====================

Supplemental schedule of non-cash investing and financing activities: The
Company purchased the Controlling Class securities of a REMIC trust during the six months ended June 30, 2004:

              Carrying value of assets acquired                              $  1,222,103
              Liabilities assumed                                               1,199,034


The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per shares and share data)
-----------------------------------------------


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

The accompanying June 30, 2004 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and
Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for 2003 filed with the Securities and Exchange Commission.

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


Note 2    NET INCOME (LOSS) PER SHARE

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


                                                                  For the Three Months Ended        For the Six Months Ended
                                                                           June 30,                          June 30,
                                                                     2004           2003             2004            2003
                                                                -------------------------------------------------------------


Numerator:

     Net income (loss) available to common stockholders             $(4,177)       $(12,614)         $5,666          $(4,113)
                                                                ----------------------------------------------------------------
     Numerator for basic earnings per share                          (4,177)        (12,614)          5,666           (4,113)
                                                                ----------------------------------------------------------------
     Numerator for diluted earnings per share                       $(4,177)       $(12,614)         $5,666          $(4,113)
                                                                ================================================================

Denominator:
     Denominator for basic earnings per share--weighted
     average common shares outstanding                           50,706,210      47,861,980      50,275,562       47,727,556
     Dilutive effect of stock options                                     -               -           9,023                -
                                                                ----------------------------------------------------------------
     Denominator for diluted earnings per share--weighted
     average common shares outstanding and common share
     equivalents outstanding                                     50,706,210      47,861,980      50,284,585       47,727,556
                                                                ================================================================

Basic net income (loss) per weighted average common share:           $(0.08)         $(0.26)          $0.11           $(0.09)
                                                                ----------------------------------------------------------------

Diluted net income (loss) per weighted average common share
and common share equivalents:                                        $(0.08)         $(0.26)          $0.11           $(0.09)
                                                                ----------------------------------------------------------------

Total anti-dilutive stock options and warrants excluded from the calculation of net income (loss) per share were 1,423,351 and 1,385,651 for the three and six months ended June 30, 2004, respectively. Total anti-dilutive stock options and warrants excluded from the calculation of net loss per share were 1,477,843 for the three and six months ended June 30, 2003.


Note 3   SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2004 are summarized as follows:


                                                                                 Gross          Gross          Estimated
                                                              Amortized        Unrealized     Unrealized         Fair
                   Security Description                         Cost              Gain           Loss            Value
--------------------------------------------------------------------------------------------------------------------------


CMBS:
CMBS interest only securities ("IOs")                          $ 125,492         $  3,060     $   (1,512)       $ 127,040
Investment grade CMBS                                            402,156            9,034        (12,883)         398,307
Non-investment grade rated subordinated securities               784,701           24,089        (86,925)         721,865
Non-rated subordinated securities                                 34,568            5,807         (3,887)          36,488
Credit tenant lease                                               25,741              198           (662)          25,277
Investment grade REIT debt                                       238,316           10,679         (3,335)         245,660
Project loans                                                     24,818              178           (199)          24,797
                                                         -----------------------------------------------------------------
     Total CMBS                                                1,635,792           53,045       (109,403)       1,579,434
                                                         -----------------------------------------------------------------

Single-family RMBS:
Agency adjustable rate securities                                284,149               47           (332)         283,864
Agency fixed-rate securities                                      25,868                -              -           25,868
Residential CMOs                                                   1,690               64              -            1,754
Hybrid adjustable rate mortgages ("ARMs")                        163,411                -            (94)         163,317
                                                         -----------------------------------------------------------------
     Total RMBS                                                  475,118              111           (426)         474,803
                                                         -----------------------------------------------------------------

                                                         -----------------------------------------------------------------
Total securities available-for-sale                          $ 2,110,910         $ 53,156     $ (109,829)     $ 2,054,237
                                                         =================================================================



On June 30, 2004, $305,785 of RMBS securities classified as trading securities was reclassified as available-for-sale securities. The reclassification with respect to these securities was based on the Company's ability and intent to hold these securities.

As of June 30, 2004, an aggregate of $2,050,110 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of June 30, 2004, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 9.5% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 5.2%. The Company's reported yields on its subordinated CMBS and investment grade securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.


                                        Less than 12 Months             12 Months or More                  Total
                                   ------------------------------------------------------------------------------------------
                                                      Gross                          Gross                          Gross
                                       Fair         Unrealized        Fair        Unrealized         Fair        Unrealized
                                       Value          Losses         Value          Losses           Value         Losses
                                   ------------------------------------------------------------------------------------------


CMBS:
CMBS IOs                              $47,110        $(1,036)        $1,996            (476)        $49,106         $(1,512)
Investment grade CMBS                 172,313         (5,191)        85,967          (7,692)        258,280         (12,883)
Non-investment grade rated
subordinated securities               141,313         (2,149)       273,400         (84,776)        414,713         (86,925)
Non-rated subordinated securities       8,271           (241)         3,318          (3,646)         11,589          (3,887)
Credit tenant lease                    16,328           (662)             -               -          16,328            (662)
Investment grade REIT debt             60,912         (3,000)         5,069            (335)         65,981          (3,335)
Project loans                           5,909           (199)             -               -           5,909            (199)
                                   ------------------------------------------------------------------------------------------
     Total CMBS                       452,156        (12,478)       369,750         (96,925)        821,906        (109,403)
                                   ------------------------------------------------------------------------------------------

Single-family RMBS:
Agency adjustable rate securities     126,089           (332)             -               -         126,089            (332)
Hybrid ARMs                             5,185            (94)             -               -           5,185             (94)
                                   ------------------------------------------------------------------------------------------
     Total RMBS                       131,274           (426)             -               -         131,274            (426)
                                   ------------------------------------------------------------------------------------------

Total temporarily impaired
securities                           $583,430       $(12,904)      $369,750        $(96,925)       $953,180      $ (109,829)
                                   ==========================================================================================


In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company is currently evaluating the effect of this Issue on its consolidated financial statements.

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until the forecasted recovery of fair value. As such, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2004.

As of June 30, 2004, the Company owns thirteen different trusts where through its investment in subordinated CMBS of such trusts is in the first loss position ("Controlling Class"). The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of June 30, 2004. The underlying collateral related to the Company's investment in commercial mortgage loan pools is also included in the table. See Note 4 of the consolidated financial statements, Commercial Mortgage Loan Pools, for a further description of the Company's investment in commercial mortgage loan pools.


     ------------------------------------------------------------------------------------------------
                                                                         June 30, 2004
     ------------------------------------------------------------------------------------------------
                                                                    Number of          % of
                                               Principal             Loans          Collateral
     ------------------------------------------------------------------------------------------------


     Past due 30 days to 60 days                 $66,294               10              0.42%
     ------------------------------------------------------------------------------------------------
     Past due 60 days to 90 days                  17,192                5              0.11
     ------------------------------------------------------------------------------------------------
     Past due 90 days or more                    106,714               15              0.67
     ------------------------------------------------------------------------------------------------
     Real estate owned ("REO")                     4,028                1              0.02
     ------------------------------------------------------------------------------------------------
     Total delinquent                           $194,228               31              1.22%
     ------------------------------------------------------------------------------------------------
     Total principal balance                 $15,897,820            2,406
     ------------------------------------------------------------------------------------------------


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


Note 4   COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired securities with a par value of $41,495 with $13,890 not rated and the balance rated BBB- through B-. In addition to these securities, the real estate mortgage investment conduit ("REMIC") trust formed for this transaction also issued $1,193,118 par value of investment grade rated securities that were not acquired by the Company. The adjusted issue price of these securities at June 30, 2004 is $1,197,982. The principal and interest payments of all these securities are secured by the principal and interest payments on $1,234,613 par value of commercial mortgage loans. The adjusted issue price of these commercial mortgage loans at June 30, 2004 is $1,232,475. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this pool. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the issuing REMIC trust.

In addition to the securities described above, the REMIC trust also issued two classes of interest-only securities that entitles the interest only security holders to a portion of the interest payments made on the loans in the trust, but does not entitle the holders to any principal payments. The amortized issue price of the interest only securities that increased the amount of long-term borrowings outstanding was $100,654 as of June 30, 2004. This amount and the unamortized premium on the mortgage loan pools ($88,182 as of June 30, 2004) are included in the Company's June 30, 2004 consolidated statement of financial condition.

The net effect on the Company's consolidated statement of financial condition at June 30, 2004 from the consolidation of the net assets of the REMIC trust represents the adjusted purchase price of the Controlling Class interests acquired. The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 4.4:1 to 7.5:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the Company considers the unrated commercial mortgage loans in the pool as a single asset reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.


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

On June 30, 2004, $305,785 of RMBS securities classified as trading securities was reclassified as available-for-sale securities. The reclassification with respect to these securities was based on the Company's ability and intent to hold these securities.

For the six months ended June 30, 2004, losses on securities held-for-trading in the consolidated statement of operations of $4,046 are largely attributable to the Company's continued repositioning and reduction of the RMBS portfolio and associated hedges. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 6   COMMON STOCK

On March 11, 2004, the Company declared dividends to its common stockholders of $0.28 per share, payable on April 30, 2004 to stockholders of record on March 31,2004.

On May 25, 2004, the Company declared dividends to its common stockholders of $0.28 per share, payable on August 2, 2004 to stockholders of record on June 30, 2004.

For the six months ended June 30, 2004, the Company issued 1,077,102 shares of common stock of the Company, par value $0.001 per share (the "Common Stock") under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. For the three and six months ended June 30, 2003, respectively, the Company issued 353,065 and 686,393 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $4,179 and $7,697, respectively.

For the three and six months ended June 30, 2004, the Company issued 213,100 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $2,299.

During the first quarter of 2004, the Company suspended its Dividend Reinvestment Plan for all investments after March 26, 2004, and for all future investment dates. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. The optional cash purchase portion of the Dividend Reinvestment Plan remains suspended; however, it may be resumed at any time.

On June 30, 2004 the Company completed a follow-on offering of 2,100,000 shares of its Common Stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $23,184. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 315,000 additional shares of Common Stock to cover over-allotments. This option was exercised on July 6, 2004 and resulted in net proceeds to the Company of approximately $3,478.


Note 7   PREFERRED STOCK

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock that was reported as a charge to income in the initial first quarter 2004 earnings release but was subsequently moved to the second quarter to coincide with the timing of the actual redemption payment as reported on May 11, 2004. The Series B Preferred Stock was redeemed on May 6, 2004.


Note 8   TRANSACTIONS WITH AFFILIATES

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), a majority owned indirect subsidiary of PNC Bank and the employer of certain directors and officers of the Company, under which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, was greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provided for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of June 30, 2004) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

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

The Company incurred $2,163 and $4,293 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2004, respectively, and $2,649 and $5,226 for the three and six months ended June 30, 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $20 and $54 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2004, respectively, and $12 and $18 for the three and six months ended June 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive fees for the three and six months ended June 30, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2004, the Company paid administrative fees of $45 and $89, respectively, and $43 and $86 for the three and six months ended June 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon investment period ended on July 12, 2004; the Company's investment in Carbon as of June 30, 2004 was $48,501 and no investments were made in July 2004. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. On June 30, 2004, the Company owned 19.8% of the outstanding shares in Carbon.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.


Note 9   STOCK OPTIONS

On May 25, 2004, the Company granted stock options to each of its unaffiliated directors with an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on such date (or $11.81). The options vested immediately upon grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

                                            May 25, 2004
                                            -------------
         Estimated volatility                      22.6%
         Expected life                           7 years
         Risk-free interest rate                    1.2%
         Expected dividend yield                    9.5%

The fair value of the options granted on May 25, 2004 was negligible. There were no options granted in 2003.


Note 10  BORROWINGS

Certain information with respect to the Company's collateralized borrowings at June 30, 2004 is summarized as follows:


                                    Lines of       Reverse                           Commercial          Total
                                   Credit and     Repurchase     Collateralized     Mortgage Loan    Collateralized
                                   Term Loans     Agreements    Debt Obligations        Pools          Borrowings
                                 -----------------------------------------------------------------------------------


Outstanding borrowings             $57,745*      $730,701           $1,057,217     $1,298,636          $3,144,299
Weighted average
    borrowing rate                    2.56%          1.40%                6.05%          3.72%               3.94%
Weighted average
    remaining maturity             377 days        29 days           2,990 days     2,756 days          2,157 days
Estimated fair value of
    assets pledged                 $67,875       $815,766           $1,153,990     $1,319,533          $3,357,164

*  $23,081 of the line of credit borrowings are secured by CDO debt of the Company with a par of $35,919 that the Company chose not to sell at the time of issuance.


At June 30, 2004, the Company's collateralized borrowings had the following remaining maturities:


                            Lines of       Reverse                           Commercial          Total
                           Credit and     Repurchase     Collateralized     Mortgage Loan    Collateralized
                           Term Loans     Agreements    Debt Obligations        Pools          Borrowings
                         -----------------------------------------------------------------------------------

Within 30 days            $     -          $717,931      $        -          $       -         $  717,931
31 to 59 days                   -                 -               -                   -                 -
Over 60 days               57,745            12,770       1,057,217           1,298,636         2,426,368
                         ===================================================================================
                          $57,745          $730,701      $1,057,217           1,298,636        $3,144,299
                         ===================================================================================


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


Note 11  DERIVATIVE INSTRUMENTS

The Company accounts for its derivative investments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

On June 30, 2004, interest rate swaps with a notional of $264,000 that were classified as trading securities were reclassified as available-for-sale securities. The reclassification was based on the Company's intent with respect to these securities with the principle objective of generating returns from other than short-term pricing differences.

As of June 30, 2004, the Company had interest rate swaps with notional amounts aggregating $1,231,982 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $30,112 are included in other assets on the consolidated statement of financial condition and cash flow hedges with a fair value of $(13,594) are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2004, the net change in the fair value of the interest rate swaps was an increase of $25,324, of which $506 was deemed ineffective and is included as a decrease to interest expense and $24,818 was recorded as an increase of OCI. As of June 30, 2004, the $1,231,982 notional of swaps that was designated as cash flow hedges had a weighted average remaining term of 7.9 years.

As of June 30, 2004, the Company had interest rate swaps with notional amounts aggregating $239,445 designated as trading derivatives. Trading derivatives with a fair value of $125 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $(49) are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2004, the change in fair value for these trading derivatives was a decrease of $1,011 and is included as an addition to loss on securities held-for-trading in the consolidated statements of operations. As of June 30, 2004, the $239,445 notional of swaps that was designated as trading derivatives had a weighted average remaining term of 8.17 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At June 30, 2004 and December 31, 2003, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $420 and $10,445, respectively, and are recorded in restricted cash on the accompanying consolidated statements of financial condition.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to long-term interest rates.

Additionally, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and a fair value at June 30, 2004 of $878 which is included in other assets, and the change in fair value related to this derivative is included as a component of loss on securities held-for-trading in the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       General

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

The Company's common stock is traded on the New York Stock Exchange under the symbol "AHR." The Company's primary long-term objective is to distribute consistent dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $310,000,000 of assets under management as of June 30, 2004. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

During the second quarter of 2004, the Company largely completed its repositioning into commercial real estate assets; CMBS and commercial real estate loans represent 87% of portfolio assets at quarter-end while residential mortgage-backed securities ("RMBS") represent 13%. During the quarter, the Company acquired commercial real estate assets with a market value of $135,332, comprised of $36,785 of below investment grade CMBS, $68,441 of investment grade CMBS, and $30,106 of high yield commercial real estate loans. The Company reduced its net RMBS position by $106,184 during the quarter, which resulted in a realized loss of $3,870. In July 2004, the Company acquired an additional $58,836 of commercial real estate securities, and sold $24,420 of fixed-rate RMBS. The sale of these fixed-rate RMBS will result in a net realized gain of $119 in the third quarter of 2004 and marks the completion of the repositioning of the Company's investment portfolio.

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock that was reported as a charge to income in the initial first quarter 2004 earnings release but was subsequently moved to the second quarter to coincide with the timing of the actual redemption payment as reported on May 11, 2004. The Series B Preferred Stock was redeemed on May 6, 2004.

The Company continues to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See "Item 3 - Quantitative and Qualitative Disclosures about Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company's asset types as of June 30, 2004 and December 31, 2003:


                                                                   Carrying Value as of
                                                           June 30, 2004         December 31, 2003
                                                          Amount       %         Amount        %
                                                     -------------------------------------------------


Commercial real estate securities                        $1,579,434   44.8%    $1,393,010     65.8%
Commercial mortgage loan pools                            1,319,533   37.4              -        -
Commercial real estate loans(1)                             152,714    4.3         97,984      4.6
Residential mortgage-backed securities(2)                   474,803   13.5        627,166     29.6
                                                     -------------------------------------------------

Total                                                    $3,526,484    100.0%  $2,118,160    100.0%
                                                     -------------------------------------------------

(1)   Includes real estate joint ventures and equity investments.
(2)   Net of RMBS securities sold, not yet settled.



As of June 30, 2004, the Company owns thirteen different trusts where through its investment in subordinated CMBS of such trusts is in the first loss position ("Controlling Class"). The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the controlling class rights the Company obtains with its investment in Controlling Class CMBS. Controlling class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The Company's other below investment grade CMBS have no rights associated with its ownership to control the workout and/or disposition of underlying loan defaults; however, these investments are not the first to absorb losses in the underlying pools. The coupon payment on the non-rated security can also be reduced for special servicer fees charged to the trust. The next highest rated security in the structure will then generally be downgraded to non-rated and becomes the first to absorb losses and expenses from that point on.

Commercial Mortgage Loans Pools and Commercial Real Estate Securities Portfolio Activity

The Company settled its eleventh Controlling Class CMBS transaction during the second quarter of 2004. The securities acquired had a total par value of $41,495 with $13,890 not rated and the balance rated BBB- through B-. In addition to these securities, the real estate mortgage investment conduit ("REMIC") trust formed for this transaction also issued $1,193,118 par value of investment grade rated securities that were not acquired by the Company. The adjusted issue price of these securities at June 30, 2004 is $1,197,982. The principal and interest payments of all these securities are secured by the principal and interest payments on $1,234,613 par value of commercial mortgage loans. The adjusted issue price of these commercial mortgage loans at June 30, 2004 is $1,232,475. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this pool. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the issuing REMIC trust.

In addition to the securities described above, the REMIC trust also issued two classes of interest-only securities that entitles the interest only security holders to a portion of the interest payments made on the loans in the trust, but does not entitle the holders to any principal payments. The amortized issue price of the interest only securities that increased the amount of long-term borrowings outstanding was $100,654 as of June 30, 2004. This amount and the unamortized premium on the mortgage loan pools ($88,182 as of June 30, 2004) are included in the Company's June 30, 2004 consolidated statement of financial condition.

The net effect on the Company's consolidated statement of financial condition at June 30, 2004 from the consolidation of the net assets of the REMIC trust represents the adjusted purchase price of the Controlling Class interests acquired (see table below). The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 4.4:1 to 7.5:1, but has no effect on the Company's recourse debt to capital ratio. For income recognition purposes, the Company will record revenue on the underlying loans and establish a loss reserve consistent with the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.

A summary of the impact to the statement of financial condition related to the consolidation of the commercial mortgage loan pools under FIN 46R is as follows:

Commercial mortgage loan pools at par                           $1,232,475
Commercial mortgage loan pools unamortized premium                  87,058
Other assets - principal receivable/due diligence                      980
Long-term borrowings:
    Secured by pledge of commercial mortgage loan pools         (1,197,982)
    Interest only securities issued by the trust                  (100,654)
                                                            ------------------
Net assets related to commercial mortgage loan pools               $21,877
                                                            ==================


Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of loans that are shadow rated A2 or better by Moody's Investors Service and AA by Standard & Poor's. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance. The Company accounts for the unrated commercial mortgage loans in the pool as a single asset based on this common credit risk characteristic.

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade real estate investment trust ("REIT") debt. During the six months ended June 30, 2004, the Company increased its commercial real estate securities portfolio by 13% from $1,393,010 to $1,579,434. This increase was primarily attributable to the purchase of CMBS and investment grade REIT debt.

The Company's collateralized debt obligation ("CDO") offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also fully hedged to protect the Company from an increase in short-term interest rates. The Company considers all of its CMBS rated BB+ down to B to be financeable in a CDO transaction; as of June 30, 2004, over 88% of the market value of these assets are match funded in the Company's CDOs in this manner.


                  Collateral as of June 30, 2004                Debt as of June 30, 2004
            -------------------------------------------------------------------------------
              Adjusted Purchase      Loss Adjusted       Adjusted Issue    Weighted Average     Net
                    Price                Yield              Price           Cost of Funds*    Spread
            -------------------------------------------------------------------------------   ------


CDO I              $444,341                 8.89%         $404,996            7.21%           1.68%
CDO II              327,110                 7.81           280,182**          5.73            2.08
CDO III             392,651                 6.74           372,039***         5.03            1.71
            ------------------------------------------------------------------------------   ------
Total **         $1,164,102                 7.86%       $1,057,217            6.05%           1.81%

*     Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
**    The Company chose not to sell $22,850 of par of CDO II debt rated BBB- and BB.
***   The Company chose not to sell $13,069 of par of CDO III debt rated BB.


The following table details the par, fair market value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of June 30, 2004:


                                                                            Adjusted                   Loss
                                                Fair Market     Dollar      Purchase      Dollar      Adjusted
                                     Par           Value        Price         Price       Price         Yield
                               --------------------------------------------------------------------------------


Investment grade CMBS              $134,940       $129,405       95.90      $137,517      101.91         4.71%
Investment grade REIT debt           11,000         10,449       94.99        11,217      101.97         5.14
CMBS rated BB+ to B                 107,522         71,428       66.43        83,124       77.31         8.18
CMBS rated B- or lower              345,028         93,715       27.16       121,298       35.16        12.05
CMBS IOs                          3,607,730        127,041        3.52       125,493        3.48         7.39
Project loans                        23,754         24,796      104.39        24,818      104.48         5.67
                               --------------------------------------------------------------------------------
Total                            $4,229,974       $456,834       10.80      $503,467       11.90         7.78%


The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2003:


                                                                            Adjusted                   Loss
                                                Fair Market     Dollar      Purchase      Dollar      Adjusted
                                     Par           Value        Price         Price       Price         Yield
                               --------------------------------------------------------------------------------


Investment grade CMBS              $277,276       $268,593       96.87      $272,853       98.40         4.9%
Investment grade REIT debt           29,000         29,567      101.95        30,210      104.17         5.0
CMBS rated BB+ to B                 186,217        133,868       71.89       150,775       80.97         8.9
CMBS rated B- or lower              304,358         80,680       26.51       107,653       35.37        12.6
CMBS IOs                          2,623,456         84,493        3.22        83,704        3.19         7.5
Other CMBS                           20,266         20,142       99.39        20,264       99.99         5.7
                               -------------------------------------------------------------------------------
Total                            $3,440,573       $617,343       17.94      $665,459       19.34         7.4%


Below Investment Grade CMBS and Underlying Loan Performance

During the six months ended June 30, 2004, the Company acquired $25,386 of par of other below investment grade CMBS and $116,793 of par of new Controlling Class securities. The total par of the Company's other below investment grade CMBS at June 30, 2004 was $329,997; the average credit protection, or subordination level, of this portfolio is 5.87%. The total par of the Company's subordinated Controlling Class CMBS securities at June 30, 2004 was $880,780 and the total par of the loans underlying these securities was $15,897,820.

The Company's investment in its Controlling Class CMBS securities by credit rating category at June 30, 2004 is as follows:


                                  Fair Market    Dollar       Adjusted       Dollar     Subordination
                         Par         Value       Price      Purchase Price    Price         Level
                  -------------------------------------------------------------------------------------


BB+                     $97,937      $85,184      86.98          $83,514      85.27      6.26%
BB                       88,687       76,927      86.74           73,341      82.70      4.97
BB-                      98,237       67,982      69.20           75,751      77.11      4.31
B+                       61,599       38,606      62.67           41,102      66.73      3.07
B                       190,738      104,877      54.98          138,800      72.77      2.78
B-                       91,914       35,686      38.82           54,440      59.23      1.91
CCC+                     11,924        5,550      46.54            7,204      60.42      1.59
CCC                      70,272       13,381      19.04           22,397      31.87      1.02
CC                        8,940        2,561      28.64            2,648      29.61      0.64
NR                      158,932       32,192      20.26           30,638      19.28       n/a
                  ------------------------------------------------------------------------------------
Total                  $879,180     $462,946      52.66         $529,835      60.26


The Company's investment in its Controlling Class CMBS securities by credit rating category at December 31, 2003 is as follows:


                                  Fair Market   Dollar       Adjusted       Dollar   Subordination
                         Par         Value       Price    Purchase Price     Price       Level
                  ----------------------------------------------------------------------------------


BB+                     $84,503      $73,766      87.29          $72,680      86.01      7.54%
BB                       89,945       75,349      83.77           76,842      85.43      6.04
BB-                     101,393       71,285      70.31           81,036      79.92      5.12
B+                       44,314       28,904      65.22           31,179      70.36      3.43
B                       182,119      105,061      57.69          133,718      73.42      3.06
B-                       83,296       34,160      41.01           51,935      62.35      1.54
CCC+                     11,924        5,595      46.92            7,129      59.78      1.53
CCC                      70,273       13,375      19.03           22,844      32.51      1.23
C                         8,940        2,531      28.31            2,734      30.58      0.62
NR                      129,925       25,003      19.24           23,011      17.71       n/a
                  ------------------------------------------------------------------------------------
Total                  $806,632     $435,029      53.93         $503,108      62.37


During the three months ended June 30, 2004, one of the Company's Controlling Class securities was upgraded from BB+ to BBB and is no longer included in the chart above.

For the six months ended June 30, 2004, the par amount of the Company's Controlling Class CMBS securities was reduced by the servicers in the amount of $22,664. Further delinquencies and losses may cause par reductions to continue and cause the Company to conclude that a change in loss-adjusted yield is required along with a write down of the adjusted purchase price through the consolidated statement of operations according to Emerging Issue Task Force standard 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Additionally, for the six months ended June 30, 2004, $39,971 of the underlying loan pools was repaid. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 2.10% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5.2% over the life of the portfolio and an average assumed loss severity of 40.0% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring. As part of its ongoing credit monitoring the Company periodically performs a re-underwriting of a substantial number of the underlying loans supporting its Controlling Class CMBS. The Company is currently focusing on 1998 vintage transactions and expects to be completed with this vintage by the fourth quarter of 2004. As each transaction review is completed the Company may determine that its yields in accordance with generally accepted accounting principles in the United States of America ("GAAP") and book values need to be adjusted.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2003 and 2004. Comparable delinquency statistics referenced by vintage year as a percentage of current par as of June 30, 2004 are shown in the table below:

                      Underlying      Delinquencies         Lehman Brothers
      Vintage Year    Collateral       Outstanding           Conduit Guide
      ---------------------------------------------------------------------
         1998          $7,264,726            2.33%                  2.40%
         1999             706,817            0.88%                  2.54
         2001             917,072            1.58%                  1.19
         2003           2,187,991            0.20%                  0.06
         2004           4,821,214            0.00%                  0.14
                  ---------------------------------------------------------
         Total        $15,897,820            1.22%*                 1.33%*

* Weighted average based on current principal balance.


Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2004, the Morgan Stanley index indicated that delinquencies on 260 securitizations were 2.18%, and as of December 31, 2003, this same index indicated that delinquencies on 243 securitizations were 2.47%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 31 delinquent loans shown on the chart in Note 3 of the consolidated financial statements, 1 loan was real estate owned and being marketed for sale, no loans were being foreclosed, and the remaining 30 loans were in some form of workout negotiations. For the 1998 and 1999 Controlling Class securities where the Company has experienced losses, aggregate losses of $8,593 were realized during six months ended June 30, 2004, bringing cumulative net losses realized to $50,026 or 25% of total estimated losses for these securities. There were no realized losses on the Company's Controlling Class securities with vintages from 2000 through 2004. These losses include special servicer and other workout expenses. Experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio ages.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of June 30, 2004 and December 31, 2003 are as follows:

                             6/30/04 Exposure              12/31/03 Exposure
     --------------------------------------------------------------------------
     Property Type       Loan Balance   % of Total    Loan Balance   % of Total
     --------------------------------------------------------------------------
     Multifamily         $4,826,610       30.4%       $3,770,944      33.2%
     Retail               4,692,521       29.5         3,446,371      30.4
     Office               4,497,465       28.3         2,266,160      20.0
     Lodging                841,455        5.3           786,920       6.9
     Industrial             679,535        4.3           713,942       6.3
     Healthcare             334,838        2.1           337,333       3.0
     Parking                 25,396        0.1            25,611       0.2
                       --------------------------------------------------------
     Total              $15,897,820        100%      $11,347,281       100%
                       ========================================================


As of June 30, 2004, the fair market value of the Company's holdings of Controlling Class CMBS securities is $66,511 lower than the adjusted cost for these securities. The adjusted purchase price and market value of the Company's Controlling Class CMBS portfolio as of June 30, 2004 represents approximately 61% and 53%, respectively, of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of June 30, 2004, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities. For the six months ended June 30, 2004, the Company experienced four credit upgrades on two CMBS transactions in the Company's portfolio. No securities were downgraded.

The Company's income for its CMBS securities is computed based upon a yield in accordance with GAAP, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there will be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the period beginning with the year ended December 31, 1998 through the six months ended June 30, 2004, the Company's GAAP income accrued on its CMBS assets was approximately $30,740 lower than the taxable income accrued on its CMBS assets.

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

The following table summarizes the Company's commercial real estate loan portfolio by property type as of June 30, 2004 and December 31, 2003:


                                Loan Outstanding
                  -----------------------------------------------         Weighted Average Coupon
                      June 30, 2004         December 31, 2003       June 30, 2004      December 31, 2003
                  ----------------------------------------------------------------------------------------
Property Type          Amount      %         Amount         %
----------------------------------------------------------------------------------------------------------


Office                $96,294   84.4%      $57,381       76.4%             9.1%                  9.4%
Residential             2,722    2.4         2,794        3.7              3.9                   3.8
Retail                    193    0.2             -          -             13.5                     -
Hotel                  14,790   13.0        14,951       19.9              6.6                   6.6
                  ----------------------------------------------------------------------------------------
Total                $113,999  100.0%      $75,126      100.0%             8.7%                  8.6%
                  ----------------------------------------------------------------------------------------


Recent Events

In July 2004, the Company acquired an additional $58,836 of commercial real estate securities, and sold $24,420 of fixed-rate RMBS. The sale of these fixed-rate RMBS will result in a net realized gain of $119 in the third quarter of 2004 and marks the completion of the repositioning of the Company's investment portfolio.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company is currently evaluating the effect of this Issue on its consolidated financial statements.


II.      Results of Operations

Net income (loss) for the three and six months ended June 30, 2004 was $(4,177) or $(0.08) per share (basic and diluted) and $5,666 or $0.11 per share (basic and diluted), respectively. Net loss for the three and six months ended June 30, 2003 was $(12,614) or $(0.26) per share (basic and diluted) and ($4,113) or $(0.09) per share (basic and diluted), respectively. Net loss decreased to $(0.08) per share for the six months ended June 30, 2004 as compared to $(0.09) per share for the six months ended June 30, 2003. Net income for the six months ended June 30, 2004 includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock. Net income for the six months ended June 30, 2003 includes a charge of $0.56 per share for the impairment charge on the Company's Controlling Class CMBS securities.

Interest Income: The following tables sets forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                         For the Three Months Ended June 30,
                                             2004                     2003
                                    -------------------------------------------
                                           Interest                 Interest
                                            Income                   Income
                                    -------------------------------------------
Commercial real estate securities             $30,166               $23,030
Commercial mortgage loan pools                 12,351                     -
Commercial real estate loans                    1,979                 2,105
RMBS                                            5,386                16,126
Cash and cash equivalents                         103                   209
                                    -------------------------------------------
Total                                         $49,985               $41,470
                                    ===========================================

                                          For the Six Months Ended June 30,
                                             2004                     2003
                                    -------------------------------------------
                                           Interest                 Interest
                                            Income                   Income
                                    -------------------------------------------
Commercial real estate securities             $59,352               $45,604
Commercial mortgage loan pools                 12,351                     -
Commercial real estate loans                    3,458                 3,290
RMBS                                           12,103                34,035
Cash and cash equivalents                         191                   385
                                    -------------------------------------------
Total                                         $87,455               $83,314
                                    ===========================================

The following chart reconciles interest income and total income for the three and six months ended June 30, 2004 and 2003.

                                            For the Three Months Ended June 30,
                                                  2004                  2003
                                         --------------------------------------
Interest income                                   $49,985              $41,470
Earnings from real estate joint ventures              542                  238
Earnings from equity investment                     1,619                  702
                                         --------------------------------------
Total Income                                      $52,146              $42,410
                                         ======================================

                                              For the Six Months Ended June 30,
                                                 2004                   2003
                                         --------------------------------------
Interest income                                   $87,455              $83,314
Earnings from real estate joint ventures              764                  473
Earnings from equity investment                     2,991                1,446
                                         --------------------------------------
Total Income                                      $91,210              $85,233
                                         ======================================

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                         For the Three Months Ended June 30,
                                            2004                     2003
                                    -------------------------------------------
                                          Interest                 Interest
                                          Expense                   Expense
                                    -------------------------------------------
Reverse repurchase agreements                $2,366                    $5,608
Lines of credit and term loan                   477                      234
CDO liabilities                              15,678                    6,825
Commercial mortgage loan pools               11,948                        -
                                    -------------------------------------------
Total                                       $30,469                  $12,667
                                    ===========================================

                                          For the Six Months Ended June 30,
                                            2004                     2003
                                    -------------------------------------------
                                          Interest                 Interest
                                          Expense                   Expense
                                    -------------------------------------------
Reverse repurchase agreements                $5,512                  $11,065
Lines of credit and term loan                 1,432                      370
CDO liabilities                              26,846                   13,625
Commercial mortgage loan pools               11,948                        -
                                    -------------------------------------------
Total                                       $45,738                  $25,060
                                    ===========================================

The foregoing interest expense amounts for the three and six months ended June 30, 2004, respectively, do not include $(467) and $506 of interest expense related to hedge ineffectiveness, as well as $3,148 and $7,779 of interest expense related to swaps. The foregoing interest expense amounts for the three and six months ended June 30, 2003, respectively, do not include $(21) and $241 of interest expense related to hedge ineffectiveness and $9,091 and $16,141 of interest expense related to swaps. The reduction in interest expense related to swaps is primarily attributable to the issuance of the Company's third CDO as well as a reduction in swap notional. See Note 11 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment, hedge ineffectiveness, and the effect of the consolidation of the commercial mortgage loan pools. The decrease in net interest margin is primarily a result of lower leverage and the net interest spread decrease due to investment in additional higher credit quality CMBS.

                                      For the Three Months Ended June 30,
                                    2004                              2003
                                ---------------------------------------------
       Interest income            $38,037                           $41,470
       Interest expense           $21,669                           $21,751
       Net interest margin           3.05%                             3.05%
       Net interest spread           2.43%                             2.66%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,163 and $4,293 for the three and six months ended June 30, 2004, respectively, were solely base management fees and were lower as the Manager agreed to reduce the management fees by 20% for the quarter ended March 31, 2004. Management fees paid to the Manager of $2,649 and $5,226 for the three and six months ended June 30, 2003, respectively, and were solely base management fees. General and administrative expense of $633 and $1,235 for the three and six months ended June 30, 2004, respectively, and $591 and $1,173 for the three and six months ended June 30, 2003, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums.

Other Gains (Losses): During the six months ended June 30, 2004 and 2003, the Company sold a portion of its securities available-for-sale for total proceeds of $280,936 and $977,843, respectively, resulting in a realized gain (loss) of $(1,222) and $3,435 for the six months ended June 30, 2004 and 2003, respectively. The losses on securities held for trading were $4,046 and $4,716 for the three months ended June 30, 2004 and 2003, respectively, and $10,030 and $15,119 for the six months ended June 30, 2004 and 2003, respectively. The foreign currency loss of $(12) for the three and six months ended June 30, 2004 relate to the Company's net investment in a commercial mortgage loan denominated in euros and associated hedging.

Dividends Declared: On March 11, 2004, the Company declared distributions to its stockholders of $0.28 per share, which was paid on April 30, 2004 to stockholders of record on March 31, 2004.

On May 25, 2004, the Company declared dividends to its common stockholders of $0.28 per share, payable on August 2, 2004 to stockholders of record on June 30, 2004.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at June 30, 2004 and December 31, 2003:


                                                        June 30, 2004                  December 31,
                                                          Estimated                  2003 Estimated
                                                             Fair                        Fair
            Security Description                            Value       Percentage       Value        Percentage
  ---------------------------------------------------------------------------------------------------------------


  Commercial mortgage-backed securities:
  CMBS IOs                                                 $ 127,040         6.2%       $84,493           4.7%
  Investment grade CMBS                                      398,307        19.4        333,453           18.5
  Non-investment grade rated subordinated securities         721,865        35.1        678,424           37.6
  Non-rated subordinated securities                           36,488         1.8         25,019            1.4
  Credit tenant lease                                         25,277         1.2         25,696            1.4
  Investment grade REIT debt                                 245,660        12.0        219,422           12.1
  Project loans                                               24,797         1.2         26,503            1.4
                                                    -------------------------------------------------------------
       Total CMBS                                          1,579,434        76.9      1,393,010           77.1
                                                    -------------------------------------------------------------

  Single-family residential mortgage-
  backed securities:
  Agency adjustable rate securities                          283,864        13.8        180,381           10.0
  Agency fixed-rate securities                                25,868         1.3        222,500           12.3
  Residential CMOs                                             1,754         0.1          3,464            0.2
  Hybrid arms                                                163,317         7.9          6,645            0.4
                                                    -------------------------------------------------------------
       Total RMBS                                            474,803        23.1        412,990           22.9
                                                    -------------------------------------------------------------

                                                    -------------------------------------------------------------
  Total securities available-for-sale                     $2,054,237       100.0%    $1,806,000         100.0%
                                                    =============================================================



The Company's CMBS and investment grade REIT debt increased slightly from December 31, 2003 as the Company is continuing to purchase these types of assets.

Borrowings: As of June 30, 2004, the Company's debt consisted of CDOs, commercial mortgage loan pools, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, commercial mortgage loan pools, securities held-for-trading, and its commercial mortgage loans. As of December 31, 2003, the Company's debt consisted of CDOs, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2004 and December 31, 2003, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's collateralized borrowings:


                                                                 For the Six Months Ended
                                                                      June 30, 2004
                                               --------------------------------------------------------

                                                  June 30, 2004        Maximum            Range of
                                                     Balance           Balance           Maturities
                                               ---------------- ---------------- ----------------------


Collateralized debt obligations                     $1,057,217       $1,057,522      7.4 to 9.6 years
Commercial mortgage loan pools                       1,298,636        1,306,724     3.6 to 10.3 years
Reverse repurchase agreements                          730,701        1,148,306         1 to 379 days
Line of credit and term loan borrowings                 57,745          391,511       371 to 379 days
                                               ---------------- ---------------- ----------------------


Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At June 30, 2004, the Company had no outstanding U.S. Treasury Note future contracts. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of June 30, 2004 and December 31, 2003 consisted of the following:


                                                          June 30, 2004
                                                                                  Weighted
                                                                                   Average
                                           Notional      Estimated   Unamortized  Remaining
                                            Value       Fair Value       Cost       Term
                                      -------------------------------------------------------


       Interest rate swaps                  $521,700      $9,865       $ -        6.23 years
       Interest rate swaps - CDO             949,727       6,728         -        8.89 years
                                      -------------------------------------------------------
       Total                              $1,471,427     $16,593       $ -        7.95 years
                                      =======================================================

                                                        December 31, 2003

                                                                                  Weighted
                                                                                   Average
                                           Notional      Estimated   Unamortized  Remaining
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
                                      =======================================================


As of June 30, 2004, the Company had designated $521,700 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2003, the Company had designated $1,066,078 notional of the interest rate swap agreements as cash flow hedges.

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

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock. The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock that was reported as a charge to income in the initial first quarter 2004 earnings release but was subsequently moved to the second quarter to coincide with the timing of the actual redemption payment as reported on May 11, 2004. The Series B Preferred Stock was redeemed on May 6, 2004.

For the six months ended June 30, 2004, the Company issued 1,077,102 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. For the three and six months ended June 30, 2003, respectively, the Company issued 353,065 and 686,393 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $4,179 and $7,697, respectively.

For the three and six months ended June 30, 2004, the Company issued 213,100 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $2,299.

During the first quarter of 2004, the Company suspended its Dividend Reinvestment Plan for all investments after March 26, 2004, and for all future investment dates. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. The optional cash purchase portion of the Dividend Reinvestment Plan remains suspended; however, it may be resumed at any time.

As of June 30, 2004, $134,685 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $67,570 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company also recently renewed its committed borrowing facility from Greenwich Capital, Inc. in the amount of $75,000. This facility was scheduled to mature in July 2004 and was extended to July 2005.

At June 30, 2004, the Company's collateralized borrowings had the following remaining maturities:


                                                                                           Commercial             Total
                                  Lines of     Reverse Repurchase    Collateralized       Mortgage Loan       Collateralized
                                    Credit          Agreements       Debt Obligations         Pools             Borrowings
                                 ------------------------------------------------------------------------------------------


Within 30 days                       $   -           $717,931             $    -         $       -                $717,931
31 to 59 days                            -                  -                  -                 -                       -
60 days to less than 1 year              -                  -                  -                 -                       -
1 year to 2 years                        -                  -                  -                 -                       -
Over 5 years                        57,745             12,770          1,057,217*        1,298,636**             2,426,368
                                 -----------------------------------------------------------------------------------------
                                   $57,745           $730,701         $1,057,217        $1,298,636              $3,144,299
                                 =========================================================================================

*   Comprised of $404,996 of CDO debt with a weighted average remaining maturity of 7.79 years as of June 30, 2004,
    $280,182 of CDO debt with a weighted average remaining maturity of 7.84 years as of June 30, 2004 and $372,039 of CDO debt with a weighted average remaining maturity of 8.9 years as of June 30, 2004.
**  The commercial mortgage loan pools have a weighted average remaining maturity of 7.55 years as of June 30, 2004.


The Company has no off-balance sheet financing arrangements.

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. CDO III also includes a $50,000 ramp facility that will be used to finance future commercial real estate assets, thus eliminating financing risk for up to $50,000 of below investment grade CMBS investments to be acquired during the year.

On June 30, 2004 the Company completed a follow-on offering of 2,100,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $23,184. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 315,000 additional shares of Common Stock to cover over-allotments. This option was exercised on July 6, 2004 and resulted in net proceeds to the Company of approximately $3,478.

The Company's operating activities provided cash flows of $4,432 and $739,347 during the six months ended June 30, 2004 and 2003, respectively, primarily through purchase of trading securities offset by net income in 2004 and through the sale of trading securities in 2003 related to the Company's reduction of its RMBS portfolio.

The Company's investing activities provided (used) cash flows of $52,300 and $(325,946) during the six months ended June 30, 2004 and 2003, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities used $15,698 and $423,840 during the six months ended June 30, 2004 and 2003, respectively, primarily from an increase in borrowings, issuance of common stock on dividends paid in 2004 and decrease in borrowings and dividends paid in 2003.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Due to the acquisition of the commercial mortgage loan pools (see Note 4 of the consolidated financial statements), the Company's debt to capital ratio increased from 4.4:1 at December 31, 2003 to 7.5:1 at June 30, 2004. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For the quarter ended June 30, 2004, the Company did not maintain the minimum debt service coverage ratio of 1.5; the Company's lenders agreed to waive this requirement. As of June 30, 2004, the Company was in compliance with all other covenants.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and officers of the Company, under which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.37 as of June 30, 2004) and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

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

The Company incurred $2,163 and $4,293 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2004, respectively, and $2,649 and $5,226 for the three and six months ended June 30, 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $20 and $54 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2004, respectively, and $12 and $18 for the three and six months ended June 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive fees for the three and six months ended June 30, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2004, the Company paid administration fees of $45 and $89, respectively, and $43 and $86 for the three and six months ended June 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon investment period ended on July 12, 2004; the Company's investment in Carbon as of June 30, 2004 was $48,501 and no investments were made in July 2004. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon. On June 30, 2004, the Company owned 19.8% of the outstanding shares in Carbon.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

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

The majority of the Company's assets are fixed-rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the London Interbank Offered Rate ("LIBOR") money market rates can affect the Company's net interest income. As of June 30, 2004, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark to market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was
1.38 years based on reported GAAP book value as of June 30, 2004.

The Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed-rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The fixed-rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by approximately 5.80 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.81 year. The Company's reported book value is not reduced by these liabilities and therefore is approximately 6.61 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At June 30, 2004, economic duration was 4.14 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of June 30, 2004. Actual results could differ significantly from these estimates.

                                Projected Percentage Change In
                                      Earnings Per Share
                                     Given LIBOR Movements
                        Change in LIBOR,           Projected Change in
                        +/- Basis Points            Earnings per Share
                  -------------------------------------------------------
                         -100                            $0.047
                          -50                            $0.023
                        Base Case
                          +50                           $(0.023)
                         +100                           $(0.047)
                         +200                           $(0.093)

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.31 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $1.00 to $1.30 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The increase in these estimates from December 31, 2003 is a result of the Company's purchase of the below investment grade portion of two additional Controlling Class CMBS trusts. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of June 30, 2004, securities with a total market value of $1,161,596 are collateralizing the CDO borrowings of $1,057,217; therefore, the Company's residual interest in the three CDOs is $104,379 ($1.97 per share). In accordance with GAAP, the CDO borrowings are not marked to market even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2004 there were no pending legal proceedings of which the Company was a defendant or of which any of its property was subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                Shares Purchased   Paid per Share          or Programs        Under the Plans or Programs
                               -------------------------------------------------------------------------------------------


January 1, 2004 through                 -                 -                     -                          -
January 31, 2004

February 1, 2004 through
February 29, 2004                       -                 -                     -                          -

March 1, 2004 through March
31, 2004                                -                 -                     -                          -

April 1, 2004 through
April 30, 2004                          -                 -                     -                          -

May 1, 2004 through
May 31, 2004                      1,757,257(1)          25.00               1,757,257                      -

June 1, 2004 through
June 30, 2004                           -                 -                     -                          -
                               ---------------------------------------------------------
Total                             1,757,257             25.00               1,757,257
                               =========================================================

(1) At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock. The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock that was reported as a charge to income in the initial first quarter 2004 earnings release but was subsequently moved to the second quarter to coincide with the timing of the actual redemption payment as reported on May 11, 2004. The Series B Preferred Stock was redeemed on May 6, 2004.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on May 25, 2004, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 16, 2004, (a copy of which has been filed previously with the Securities and Exchange Commission), at which the Company's stockholders approved the election of four directors for a term of three years and the ratification for the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2004.

Proposal 1:   To elect three directors for a three-year term expiring in 2007 and one director to serve for a term expiring in 2006.

         Results:
                                  In Favor                   Withheld
                                  --------                   --------
         Donald G. Drapkin      39,559,084                  8,308,635
         Carl F. Geuther        47,348,700                    519,019
         Leon T. Kendall        47,511,379                    356,338
         Clay G. Lebhar         47,468,422                    399,297

Proposal 2:   To ratify and approve the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 2004.

         Results:

             For                     Against                    Abstain
             ---                     -------                    -------
             47,346,723              401,382                    119,612

There were no broker non-votes with respect to the two proposals. The continuing directors of the Company are Laurence D. Fink, Hugh R. Frater, Ralph L. Schlosstein, and Jeffrey C. Keil.


Item 5.  Other Information

On April 6, 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), which redemption closed on May 6, 2004. The Company initially considered the decision to redeem as a recharacterization of the Series B Preferred Stock from conditionally redeemable to mandatorily redeemable, and recorded the cost to retire the Series B Preferred Stock in excess of its carrying value of $10,508,000, in the Consolidated Statements of Operations for the six months ended June 30, 2004, as included in the Company's Form 8-K dated May 7, 2004.

At the time of the Company's May 7, 2004 8-K, the Company considered after consultation with its independent auditors Deloitte & Touche LLP ("D&T") the conversion option included in the Series B Preferred Stock to be nonsubstantive, as the redemption price of the Series B Preferred Stock of $25 per share was substantially higher than the approximately $16.24 per share stockholders would receive if the Series B Preferred Stock were converted into Common Stock of the Company on the date of redemption. Subsequent to May 7, 2004, the Company in consultation with D&T determined that the conversion option should be evaluated only at the original issuance of the Series B Preferred Stock, at which time the conversion feature was substantive. Therefore, the cost to retire the Series B Preferred Stock was recorded in the second quarter of 2004 instead of the first quarter of 2004, as previously reported. As a result, for the three months ended March 31, 2004 the Company's net income available to common stockholders per share was $9,843 ($0.20 per share) versus a net loss to common stockholders of $665 ($0.01 per share) as previously reported.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.


Reports on Form 8-K

On May 7, 2004, the Company filed a Current Report on Form 8-K to report under
Item 5 the Company's earnings for the quarter ended March 31, 2004.

On May 25, 2004, the Company filed a Current Report on Form 8-K to report under Item 5 the declaration of a cash dividend on the common stock of the Company for the quarter ending June 30, 2004.

On June 24, 2004, the Company filed a current report on Form 8-K to report under Item 5 the public offering by the Company of 2,100,000 shares of its common stock, with an option to the underwriters to purchase up to 315,000 additional shares of common stock, and to file certain documents relating to the sale of the common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANTHRACITE CAPITAL, INC.


Dated:  August 9, 2004                By: /s/ Christopher A. Milner
                                          -----------------------------
                                      Name:  Christopher A. Milner
                                      Title: President and Chief
                                             Executive Officer
                                             (duly authorized representative)


Dated:  August 9, 2004                By: /s/ Richard M. Shea
                                          ------------------------------
                                      Name:  Richard M. Shea
                                      Title: Chief Operating Officer and
                                             Chief Financial Officer