Form 10-Q
period 2004-09-30
ANTHRACITE CAPITAL INC
filed 2004-11-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                            (1) Yes X    No
                            (2) Yes X    No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            (1) Yes X    No

         As of November 8, 2004, there were 53,288,972 shares of the registrant's common stock ($.001 par value per share) outstanding.


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

              Consolidated Statements of Financial Condition (Unaudited)
              At September 30, 2004 and December 31, 2003.........................................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2004 and 2003.....................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 2004........................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003...............................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................22

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................44

Item 4.       Controls and Procedures............................................................................48

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................49

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................49

Item 3.       Defaults Upon Senior Securities....................................................................50

Item 4.       Submission of Matters to a Vote of Security Holders................................................50

Item 5.       Other Information..................................................................................50

Item 6.       Exhibits and Reports on Form 8-K...................................................................50

SIGNATURES    ...................................................................................................51


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

Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements


                                     ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        September 30, 2004               December 31, 2003
ASSETS


Cash and cash equivalents                                                               $15,263                           $20,805
Restricted cash equivalents                                                              27,043                            12,845
Securities available-for-sale, at fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")        $832,533                        $703,443
     Residential mortgage-backed securities ("RMBS")                     147,891                         412,990

     Investment grade securities                                         793,602                         689,567
                                                                  ---------------               -----------------
Total securities available-for-sale                                                   1,774,026                         1,806,000
Commercial mortgage loan pools, at amortized cost                                     1,316,600                                 -
Securities held-for-trading, at fair value                                              256,275                           313,727
Commercial mortgage loans, net                                                          197,624                            61,668
Equity investment in Carbon Capital, Inc. ("Carbon I")                                   44,664                            28,493
Investments in real estate joint ventures                                                 5,042                             7,823
Receivable for investments sold                                                          37,031                            99,056

Other assets                                                                             45,906                            48,429
                                                                                 ---------------                 -----------------
     Total Assets                                                                    $3,719,474                        $2,398,846
                                                                                 ===============                 =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Secured by pledge of subordinated CMBS                               $77,080                        $100,892
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                    397,467                         710,968
    Secured by pledge of commercial mortgage loan pools                1,307,537                               -
    Secured by pledge of securities held-for-trading                     246,279                         304,001
    Secured by pledge of investments in real estate joint ventures             -                             513

    Secured by pledge of commercial mortgage loans                        89,053                          22,197
    Collateralized debt obligations ("CDOs")                           1,068,156                         684,970
                                                                  ---------------               -----------------
Total borrowings                                                                      3,185,572                         1,823,541
Securities sold, not yet settled                                                              -                            99,551
Payable for investments purchased                                                        15,671                                 -
Distributions payable                                                                    15,806                            14,749
Other liabilities                                                                        35,889                            43,575
                                                                                 ---------------                 -----------------
     Total Liabilities                                                               $3,252,938                        $1,981,416
                                                                                 ---------------                 -----------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   53,241 shares issued and outstanding in 2004;
     49,464 shares issued and outstanding in 2003                                            53                                49
10% Series B Preferred Stock, liquidation preference $43,942 in 2003                          -                            33,431
9.375% Series C Preferred Stock, liquidation preference $57,500
       in 2004 and 2003                                                                  55,435                            55,435
Additional paid-in capital                                                              578,599                           536,333
Distributions in excess of earnings                                                   (124,103)                         (101,635)
Accumulated other comprehensive loss                                                   (43,448)                         (106,183)
                                                                                 ---------------                 -----------------
      Total Stockholders' Equity                                                        466,536                           417,430
                                                                                 ---------------                 -----------------
      Total Liabilities and Stockholders' Equity                                     $3,719,474                        $2,398,846
                                                                                 ===============                 =================

The accompanying notes are an integral part of these consolidated financial statements.


                                             ANTHRACITE CAPITAL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           For the Three Months Ended              For the Nine Months Ended
                                                                  September 30,                          September 30,
                                                        ----------------------------------     ----------------------------------
                                                             2004              2003                 2004             2003
                                                        ----------------  ----------------     --------------- ------------------


Income:
    Interest from securities available-for-sale                 $33,611           $34,007             $98,744            $88,695
    Interest from commercial mortgage loans                       2,979             1,190               6,437              4,480
    Interest from commercial mortgage loan pools                 13,715                 -              26,066                  -
    Interest from securities held-for-trading                     2,738             3,709               9,060             28,660
    Earnings from real estate joint ventures                        165               221                 929                695
    Earnings from equity investment                               1,979               749               4,970              2,194
    Interest from cash and cash equivalents                         165               453                 356                838
    Other income                                                    742                 -                 742                  -
                                                        ----------------  ----------------     --------------- ------------------
        Total income                                            $56,094           $40,329            $147,304           $125,562
                                                        ----------------  ----------------     --------------- ------------------

Expenses:
    Interest                                                     36,343            20,575              88,713             56,863
    Interest - securities held-for-trading                        1,016             1,039               2,669              6,193
    Management fee                                                2,212             2,115               6,505              7,341
    General and administrative expense                              886               551               2,120              1,724
                                                        ----------------  ----------------     --------------- ------------------
        Total expenses                                           40,457            24,280             100,007             72,121
                                                        ----------------  ----------------     --------------- ------------------

Other gain (loss):
Gain (loss) on sale of securities available-for-sale              2,081           (4,704)                 857            (1,269)
Loss on securities held-for-trading                             (1,103)          (28,154)            (11,133)           (43,273)
Foreign currency loss                                             (114)                 -               (126)                  -
Loss on impairment of securities                                      -           (5,412)                   -           (32,426)
                                                        ----------------  ----------------     --------------- ------------------
       Total other gain (loss)                                      864          (38,270)            (10,402)           (76,968)
                                                        ----------------  ----------------     --------------- ------------------

Net income (loss)                                                16,501          (22,221)              36,895           (23,527)
                                                        ----------------  ----------------     --------------- ------------------

Dividends on preferred stock                                      1,348             2,491               5,568              5,298
Cost to retire preferred stock in excess of carrying
value                                                                 -                 -              10,508                  -
                                                        ----------------  ----------------     --------------- ------------------

Net income (loss) available to common stockholders              $15,153         $(24,712)             $20,819          $(28,825)
                                                        ================  ================     =============== ==================

Net income (loss) per common share, basic:                        $0.28           $(0.51)               $0.41            $(0.60)
                                                        ================  ================     =============== ==================

Net income (loss) per common share, diluted:                      $0.28           $(0.51)               $0.41            $(0.60)
                                                        ================  ================     =============== ==================

Weighted average number of shares outstanding:
    Basic                                                        53,212            48,405              51,258             47,956
    Diluted                                                      53,221            48,405              51,267             47,956


The accompanying notes are an integral part of these consolidated financial statements.



ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------------------------
                                           Series    Series                            Accumulated
                                 Common      B         C      Additional Distributions    Other                        Total
                                 Stock,   Preferred Preferred  Paid-In    In Excess   Comprehensive  Comprehensive Stockholders'
                               Par Value   Stock     Stock     Capital   Of Earnings       Loss           Income      Equity
                               --------------------------------------------------------------------------------------------------


Balance at January 1, 2004            $49  $33,431    $55,435   $536,333   $(101,635)     $(106,183)                    $417,430

Net income                                                                     36,895                      $36,895        36,895

Unrealized loss
on cash flow hedges                                                                           (4,696)       (4,696)       (4,696)

Reclassification
adjustments from
cash flow hedges
included in net income                                                                         4,411         4,411         4,411

Change in net income
unrealized gain
(loss) on securities
available-for-sale,
net of reclassification
 adjustment                                                                                   63,020        63,020        63,020
                                                                                                     --------------
Other Comprehensive income                                                                                  62,735
                                                                                                     --------------
Comprehensive Income                                                                                       $99,630
                                                                                                     ==============

Dividends declared-common stock                                              (43,287)                                   (43,287)

Dividends on preferred stock                                                  (5,568)                                    (5,568)

Conversion of Series
B preferred stock
to common stock                                 (9)                    9                                                       -


Redemption of Series B
preferred stock                            (33,422)                           (10,508)                                   (43,930)

Issuance of common stock                4                         42,257                                                  42,261
                               --------------------------------------------------------------------------------------------------

Balance at
September 30, 2004                    $53       $-    $55,435   $578,599   $(124,103)      $(43,448)                    $466,536
                               ==================================================================================================


DISCLOSURE OF RECLASSIFICATION
ADJUSTMENT:

Unrealized holding gain                                                                                           $62,163

Reclassification for realized gains
previously recorded as unrealized                                                                                     857
                                                                                                            --------------
                                                                                                                  $63,020
                                                                                                            ==============
The accompanying notes are an integral part of these consolidated financial statements.

ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                        For the Nine            For the Nine
                                                                                        Months Ended            Months Ended
                                                                                     September 30, 2004      September 30, 2003
                                                                                                                    2003
                                                                                   -----------------------  ----------------------
Cash flows from operating activities:
     Net income (loss)                                                                       $36,895                    $(23,527)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Net sale of trading securities                                                           46,319                      411,378
     Net loss on sale of securities                                                           10,275                       44,542
     Loss on impairment of securities                                                              -                       32,426
     (Discount accretion) premium amortization                                               (3,530)                          500
     Non-cash portion of foreign currency loss                                                    79                            -
     Amortization of CDO issuance costs                                                        1,517                        1,202
     Distributions (equity) in earnings in excess of equity (distributions) from
        Carbon I                                                                               1,269                        (990)
     Decrease (increase) in other assets                                                      13,666                      (3,687)
     Decrease in other liabilities                                                           (8,160)                        (208)
                                                                                   -----------------------  ----------------------
     Net cash provided by operating activities                                                98,330                      461,636
                                                                                   -----------------------  ----------------------

Cash flows from investing activities:
     Purchase of securities available-for-sale                                             (310,526)                  (1,808,931)
     Purchase of commercial loan pools                                                      (22,669)                            -
     Sale of commercial loan pools                                                             5,847                            -
     Funding of commercial mortgage loans                                                  (157,997)                     (11,520)
     Repayments received from commercial mortgage loans                                       23,053                       12,413
     (Increase) decrease in restricted cash equivalents                                     (14,198)                       65,010
     Principal payments received on securities available-for-sale                             68,083                      255,389
     Distributions from joint ventures in excess of earnings                                   2,781                          431
     Investment in Carbon I                                                                 (17,440)                      (7,945)
     Proceeds from sales of securities available-for-sale                                    318,273                    1,394,664
     Net payments under hedging securities                                                   (7,187)                      (5,643)
                                                                                   -----------------------  ----------------------
Net cash used in investing activities                                                      (111,980)                    (106,132)
                                                                                   -----------------------  ----------------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings                                                    63,046                    (353,704)
     CDO issuance costs                                                                      (5,471)                            -
     Proceeds from issuance of common stock, net of offering costs                            42,261                       16,063
     Redemption of Series B Preferred Stock                                                 (43,931)                      (3,874)
     Proceeds from issuance of Series C Preferred Stock, net of offering costs                     -                       55,435
     Dividends paid on common stock                                                         (42,229)                     (50,146)
     Dividends paid on preferred stock                                                       (5,568)                      (4,399)
                                                                                   -----------------------  ----------------------
Net cash provided by (used in) financing activities                                            8,108                    (340,625)
                                                                                   -----------------------  ----------------------
Net (decrease) increase in cash and cash equivalents                                         (5,542)                       14,879
Cash and cash equivalents, beginning of period                                                20,805                       24,698
                                                                                   -----------------------  ----------------------
Cash and cash equivalents, end of period                                                     $15,263                      $39,577
                                                                                   =======================  ======================
Supplemental disclosure of cash flow information:
     Interest paid                                                                           $66,157                      $63,086
                                                                                   =======================  ======================
Investments purchased not settled                                                            $15,671                      $60,562
                                                                                   =======================  ======================

Investments sold not settled                                                                 $37,031                      $37,660
                                                                                   =======================  ======================

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the Controlling Class securities of a REMIC trust during the nine months ended September 30, 2004:

              Carrying value of assets acquired                              $1,329,777
              Liabilities assumed                                              1,306,724


The accompanying notes are an integral part of these consolidated financial statements.

ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS GIVEN ARE IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

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

The Company's core investment activities focus on investing in below investment grade CMBS where the Company has the right to control the foreclosure/workout process on the underlying loans, and acquiring and originating high yield commercial real estate loans. The Company also manages excess liquidity with a portfolio of investment grade real estate related securities. This portfolio is being reduced over time.

The accompanying September 30, 2004 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for 2003 filed with the Securities and Exchange Commission.

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

                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                        September 30,                   September 30,
                                                                     2004           2003            2004            2003
                                                                ----------------------------------------------------------------
Numerator:

     Net income (loss) available to common stockholders                $15,153       $(24,712)        $20,819         $(28,825)
                                                                ----------------------------------------------------------------
     Numerator for basic earnings per share                             15,153        (24,712)         20,819          (28,825)
                                                                ----------------------------------------------------------------
     Numerator for diluted earnings per share                          $15,153       $(24,712)        $20,819         $(28,825)
                                                                ================================================================

Denominator:

     Denominator for basic earnings per share--weighted                 53,212,226      48,405,004     51,258,386   47,955,854
     average common shares outstanding
     Dilutive effect of stock options                                        8,282           -              8,811            -
                                                                ----------------------------------------------------------------
     Denominator for diluted earnings per share--weighted               53,220,508      48,405,004     51,267,197   47,955,854
     average common shares outstanding and common share
     equivalents outstanding
                                                                ================================================================

Basic net income (loss) per weighted average common share:               $0.28         $(0.51)          $0.41           $(0.60)
                                                                ----------------------------------------------------------------

Diluted net income (loss) per weighted average common share and
common share equivalents:                                                $0.28         $(0.51)          $0.41           $(0.60)
                                                                ----------------------------------------------------------------

Total anti-dilutive stock options excluded from the calculation of net income
(loss) per share were 1,390,651 for the three and nine months ended September 30, 2004. Total anti-dilutive stock options excluded from the calculation of net loss per share were 1,407,443 for the three and nine months ended September 30, 2003.



NOTE 3        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2004 are summarized as follows:

                                                                                   Gross           Gross          Estimated
                                                                Amortized        Unrealized      Unrealized          Fair
                   Security Description                           Cost              Gain            Loss            Value
- ------------------------------------------------------------ ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                               $113,390           $4,098          $(883)          $116,605
Investment grade CMBS                                                350,731           16,150         (4,526)           362,355
Non-investment grade rated subordinated securities                   806,706           56,401        (70,589)           792,518
Non-rated subordinated securities                                     36,842            6,659         (3,486)            40,015
Credit tenant lease                                                   25,641              497           (719)            25,419
Investment grade REIT debt                                           251,163           15,790         (1,644)           265,309
Project loans                                                         24,281               34           (401)            23,914
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    1,608,754           99,629        (82,248)         1,626,135
                                                             ---------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                                    119,285                2           (179)           119,108
Residential CMOs                                                       1,584               70               -             1,654
Hybrid adjustable rate mortgages ("ARMs")                             27,228                3           (102)            27,129
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      148,097               75           (281)           147,891
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                               $1,756,851          $99,704       $(82,529)        $1,774,026
                                                             ================ ================ =============== =================

As of September 30, 2004, an aggregate of $1,747,930 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

On July 1, 2004, the Company reversed its reclassification for $305,785 of RMBS securities from available-for-sale securities back to held-for-trading securities.

As of September 30, 2004, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 9.5% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 5.8%. The Company's reported yields on its subordinated CMBS and investment grade securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

During the nine months ended September 30, 2004 and 2003, the Company sold a portion of its securities available-for-sale for total proceeds of $318,273 and $1,394,664 respectively, resulting in a realized gain (loss) of $857 and $(1,269) for the nine months ended September 30, 2004 and 2003 respectively.

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

                                        Less than 12 Months             12 Months or More                    Total
                                   -------------- --------------- ------------------------------ -------------------------------
                                                      Gross                          Gross                           Gross
                                       Fair         Unrealized        Fair        Unrealized         Fair         Unrealized
                                       Value          Losses         Value          Losses           Value          Losses
                                   -------------- --------------- ------------- ---------------- -------------- ----------------
CMBS:
CMBS IOs                                 $19,943          $(308)        $3,332           $(575)        $23,275           $(883)
Investment grade CMBS                     30,633           (171)        99,219          (4,355)        129,852          (4,526)
Non-investment grade rated
subordinated securities                    5,765         (1,479)       191,107         (69,110)        196,872         (70,589)
Non-rated subordinated securities          3,718            (26)         3,347          (3,460)          7,065          (3,486)
Credit tenant lease                       16,277           (719)             -                -         16,277            (719)
Investment grade REIT debt                60,039         (1,437)        10,660            (207)         70,699          (1,644)
Project loans                             19,444           (401)             -                -         19,444            (401)
                                   -------------- --------------- ------------- ---------------- -------------- ----------------
     Total CMBS                          155,819         (4,541)       307,665         (77,707)        463,484         (82,248)
                                   -------------- --------------- ------------- ---------------- -------------- ----------------

Single-family RMBS:
Agency adjustable rate securities         11,856           (179)             -                -         11,856            (179)
Hybrid ARMs                                4,656           (102)             -                -          4,656            (102)
                                   -------------- --------------- ------------- ---------------- -------------- ----------------
     Total RMBS                           16,512           (281)             -                -         16,512            (281)
                                   -------------- --------------- ------------- ---------------- -------------- ----------------

Total temporarily impaired
securities                              $172,331        $(4,822)      $307,665        $(77,707)       $479,996       $ (82,529)
                                   ============== =============== ============= ================ ============== ================

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the "recognition" provisions of Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-1"). EITF No. 03-1 requires that a loss be recognized for an impairment that is other-than-temporary. A three-step impairment model should be applied to debt securities subject to SFAS No. 115, including those debt securities subject to EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." On September 30, 2004, the FASB issued FASB Staff Position
(FSP) EITF No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," which delayed the effective date of the recognition provisions of EITF No. 03-1 until the issuance of the final FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1." Until the final FSP is issued, management is not able to evaluate whether the adoption of the "recognition" provisions under such guidance will have a material effect on our results of operations or financial position.

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until the forecasted recovery of amortized cost. As such, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2004.

As of September 30, 2004, the Company owns 14 different trusts where through its investment in the lowest or non-rated subordinated CMBS of such trusts is in the first loss position. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of September 30, 2004. The underlying collateral related to the Company's investment in commercial mortgage loan pools is also included in the table. See Note 4 of the consolidated financial statements, Commercial Mortgage Loan Pools, for a further description of the Company's investment in commercial mortgage loan pools.

- ----------------------------------------------------------------- ------------------------------------------
                                                                          September 30, 2004
- ------------------------------------------ ---------------------- ------------------- ----------------------
                                                                   Number of Loans         % of
                                              Principal                                 Collateral
- ------------------------------------------ ---------------------- ------------------- ----------------------
Past due 30 days to 60 days                        $33,264                  11                 0.20%
- ------------------------------------------ ---------------------- ------------------- ----------------------
Past due 60 days to 90 days                         57,510                   8                 0.34
- ------------------------------------------ ---------------------- ------------------- ----------------------
Past due 90 days or more                           112,248                  15                 0.67
- ------------------------------------------ ---------------------- ------------------- ----------------------
Real estate owned ("REO")                            4,083                   1                 0.03
- ------------------------------------------ ---------------------- ------------------- ----------------------
Total delinquent                                  $207,105                  35                 1.24%
- ------------------------------------------ ---------------------- ------------------- ----------------------
Total principal balance                        $16,696,851               2,440
- ------------------------------------------ ---------------------- ------------------- ----------------------

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


NOTE 4        COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this trust. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the trust.

The CMBS securities acquired by the Company have a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of September 30, 2004, the CMBS securities owned by the Company have a par value of $35,495.

The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 4.0:1 to 6.8:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the Company considers the unrated commercial mortgage loans in the pool as a single asset reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.

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

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected. A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and may result in a loan loss reserve depending upon the severity of the cash flow reductions. An increase in estimated cash flows will first reduce the loan loss reserve and any additional cash will increase the amount of interest income recorded in future periods.


NOTE 5        SECURITIES HELD-FOR-TRADING

Securities classified as held-for-trading include investments that the Company intends to hold for a short period of time, usually less than one year. This classification generally includes highly liquid securities that the Company acquires on a hedged basis to earn net interest income until the Company redeploys that capital into credit sensitive commercial real estate opportunities.

On July 1, 2004, the Company reversed its reclassification for $305,785 of RMBS securities from available-for-sale securities back to held-for-trading securities.

For the nine months ended September 30, 2004, losses on securities held-for-trading in the consolidated statement of operations of $11,133 are attributable to the Company's repositioning and reduction of its RMBS portfolio and associated hedges. The Company's longstanding policy has been to maintain limits on the exposure of the Company's equity to changes in long-term rates as well as the exposure of earnings to changes in short-term funding rates.



NOTE 6        COMMON STOCK

On March 11, 2004, the Company declared dividends to its common stockholders of $0.28 per share, payable on April 30, 2004 to stockholders of record on March 31, 2004.

On May 25, 2004, the Company declared dividends to its common stockholders of $0.28 per share, paid on August 2, 2004 to stockholders of record on June 15, 2004.

On September 15, 2004, the Company declared dividends to its common stockholders of $0.28 per share paid on November 1, 2004 to stockholders of record on September 30, 2004.

For the nine months ended September 30, 2004, the Company issued 1,077,102 shares of common stock of the Company, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. For the nine months ended September 30, 2003, the Company issued 1,355,006 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $15,113.

For the three and nine months ended September 30, 2004, the Company issued 253,800 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $2,761.

For the three and nine months ended September 30, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

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

On June 30, 2004, the Company completed a follow-on offering of 2,100,000 shares of its Common Stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $23,184. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 315,000 additional shares of Common Stock to cover over-allotments. This option was exercised on July 6, 2004 and resulted in net proceeds to the Company of approximately $3,478.


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


NOTE 8        TRANSACTIONS WITH AFFILIATES

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), a majority owned indirect subsidiary of PNC Bank and the employer of certain directors and all of the officers of the Company, under which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes:
(i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, was greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provided for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of September 30, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

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

The Company incurred $2,212 and $6,505 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2004, respectively, and $2,115 and $7,341 for the three and nine months ended September 30, 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $54 for certain expenses incurred on behalf of the Company for the nine months ended September 30, 2004, and $11 and $29 for the three and nine months ended September 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive fees for the three and nine months ended September 30, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2004, the Company paid administrative fees of $43 and $129, respectively, and $44 and $130 for the three and nine months ended September 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of September 30, 2004 was $44,664. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2004, the Company owned 19.8% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"), a private commercial real estate income opportunity fund managed by the Manager. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September of 2004.

It is anticipated that funds with respect to the Company's commitment to Carbon II will be drawn over time as opportunities are identified. Carbon II will be managed by the same management team that has been managing the Company's commercial loan portfolio. The risk profile of Carbon II is substantially similar to the Company's commercial loan program, and Carbon II is a Real Estate Investment Trust, therefore the tax and regulatory issues are identical.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.


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

                                            May 25, 2004
                                       ------------------
         Estimated volatility                      22.6%
         Expected life                           7 years
         Risk-free interest rate                    1.2%
         Expected dividend yield                    9.5%

The fair value of the options granted on May 25, 2004 was negligible. There were no options granted in 2003.



NOTE 10       BORROWINGS

Certain information with respect to the Company's collateralized borrowings at September 30, 2004 is summarized as follows:

                                   Lines of        Reverse                           Commercial          Total
                                  Credit and      Repurchase     Collateralized     Mortgage Loan    Collateralized
                                  Term Loans      Agreements    Debt Obligations        Pools          Borrowings
                                -------------- --------------- ------------------ ---------------- -----------------
Outstanding borrowings            $134,124*      $684,307           $1,068,156     $1,298,985          $3,185,572
Weighted average
    borrowing rate                    3.19%         1.95%                6.07%          3.76%               4.12%
Weighted average
    remaining maturity             315 days       22 days           2,936 days     2,674 days          2,093 days
Estimated fair value of
    assets pledged                 $180,074      $751,501           $1,204,912     $1,316,600          $3,453,087

* $15,504 of the line of credit borrowings are secured by CDO debt of the Company with a par of $23,069 that the
Company chose not to sell at the time of issuance.

At September 30, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                   Lines of        Reverse                            Commercial          Total
                                  Credit and      Repurchase     Collateralized     Mortgage Loan     Collateralized
                                  Term Loans      Agreements    Debt Obligations        Pools           Borrowings
                                -------------- --------------- ------------------ ----------------- -----------------
Within 30 days                       $  -          $681,604          $    -             $   -           $681,604
31 to 59 days                           -                 -               -                 -                  -
Over 60 days                      134,124             2,703       1,068,156         1,298,985          2,503,968
                                ============== =============== ================== ================= =================
                                 $134,124          $684,307      $1,068,156        $1,298,985         $3,185,572
                                ============== =============== ================== ================= =================

In July 2004, the Company issued a bond with a par of $12,850 from its CDO II. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. As a result of this issuance, the total cost of funds on a fully hedged basis for CDO II rose from 5.7% to 5.8%.

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

On July 6, 2004, interest rate swaps with a notional of $264,000 that were classified as trading derivatives were redesignated as cash flow hedges of borrowings under reverse repurchase agreements. The reclassification was based on the Company's intent with respect to these derivatives with the principle objective of generating returns from other than short-term pricing differences.

As of September 30, 2004, the Company had interest rate swaps with notional amounts aggregating $1,215,092 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $8,042 are included in other assets on the consolidated statement of financial condition, and cash flow hedges with a fair value of $(26,223) are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2004, the net change in the fair value of the interest rate swaps was a decrease of $8,683, of which $1,130 was deemed ineffective and is included as an increase to interest expense, $4,696 was recorded as a decrease of OCI and $2,856 was included as an addition to loss on trading securities due to a period of ineffectiveness. As of September 30, 2004, the $1,215,092 notional of swaps that was designated as cash flow hedges had a weighted average remaining term of 7.57 years.

As of September 30, 2004, the Company had interest rate swaps with notional amounts aggregating $239,445 designated as trading derivatives. Trading derivatives with a fair value of $104 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $(69) are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2004, the change in fair value for the trading derivatives was a decrease of $160 and is included as an addition to loss on securities held-for-trading in the consolidated statements of operations. As of September 30, 2004, the $239,445 notional of swaps that was designated as trading derivatives had a weighted average remaining term of 7.92 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At September 30, 2004 and December 31, 2003, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $8,843 and $10,445, respectively, and are recorded in restricted cash on the accompanying consolidated statements of financial condition.

The contracts identified in the remaining portion of this note have been entered into to limit the Company's mark to market exposure to long-term interest rates.

Additionally, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and a fair value at September 30, 2004 of $739 which is included in other assets, and the change in fair value related to this derivative is included as a component of loss on securities held-for-trading in the consolidated statements of operations.


NOTE 12      SUBSEQUENT EVENT

On October 21, 2004, the Company priced a CDO secured by a portfolio of below investment grade CMBS ("Collateral"). The transaction will be accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company will receive total consideration of $158,032 consisting of net cash of $121,479 and CDO securities with a fair market value of $36,553 in exchange for the Collateral. The Collateral was carried at a fair market value of $109,933 on the Company's September 30, 2004 consolidated statement of financial condition based on price quotes received from third parties. The Company expects to recognize a gain of approximately $16,636 when the transaction closes in November 2004.

The fair market value of the securities received in exchange for the collateral includes the retention of 100% of the equity of the CDO. The value of the equity investment was provided by a third party and was established using a 70.5% discount rate on the cash flows computed before adjusting for credit loss assumptions. Income will be recorded from this equity investment on a loss-adjusted basis using a yield of 53.1%. The equity investment will be classified as available for sale on the Company's statement of financial condition.

The recognition of this gain increases the likelihood that the Company will incur incentive fee expense commencing in the fourth quarter of 2004. Incentive fees are computed using net income based on a rolling four-quarter period (see further discussion in Note 8 of the consolidated financial statements). The recognition of the gain will increase the income included in the rolling four-quarter period until the quarter ended December 31, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       GENERAL

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that invests in high yielding commercial real estate debt. The Company commenced operations on March 24, 1998.

The Company's primary focus is to invest in a diverse portfolio of commercial real estate loans and commercial mortgage-backed securities ("CMBS"). The CMBS that the Company purchases are fixed income instruments similar to bonds which carry an interest coupon and stated principal. The cash flow used to pay the interest and principal on the CMBS comes from a designated pool of first mortgage loans on commercial real estate (the "Underlying Loans"). The Underlying Loans are usually originated by commercial banks or investment banks and are secured by a first mortgage on office buildings, retail centers, apartment buildings, hotels and other types of commercial real estate. A typical loan pool may contain several hundred loans with principal amounts of as little as $1,000 to over $100,000. The pooling concept also allows for significant geographic diversification. Converting loans into CMBS in this fashion allows an investor to purchase these securities in global capital markets and to participate in the commercial real estate sector with significant diversification among property types, sizes and locations in one fixed income investment.

The type of CMBS issued from a typical loan pool is generally broken down by credit rating. The highest rated CMBS will receive payments of principal first and is therefore least exposed to the credit performance of the Underlying Loan. These securities will carry a credit rating of "AAA" and will be issued with a principal amount that represents some portion of the total principal amount of the Underlying Loan pool.

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower.) As the last to receive principal these CMBS are also the first to absorb any credit losses incurred in the Underlying Loan pool. The principal amount of these below investment grade classes generally represents 3.0-5.0% of the principal of the Underlying Loan pools. The investor that owns the lowest rated, or non-rated CMBS class is designated as the controlling class representative for the underlying loan pool. This designation allows the holder to assert a significant degree of control over any workouts or foreclosures of defaulted Underlying Loans. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class which is the first to absorb losses.

The Company's high yield commercial real estate loan strategy is based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In this case the principal amount of a single loan is separated into a senior interest ("A note") and a junior interest ("B note"). Prior to a borrower default, the A note and the B note receive principal and interest pari passu; however after a borrower default, the A note would receive its principal and interest first and the B note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B note holder generally has certain rights to control workouts or foreclosures. The Company invests in B notes as they provide higher yields with control of dispositions.

The Company also invests in mezzanine loans on commercial real estate. Mezzanine loans are secured by the ownership interests in an entity that owns real estate. These loans are generally subordinated to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company believes that the trend toward highly structured investment products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with BlackRock Financial Management, Inc., the Company can source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $323,500,000 of assets under management as of September 30, 2004.

During the third quarter of 2004, the Company completed its repositioning into commercial real estate assets. As of September 30, 2004, CMBS and commercial real estate loans represent 89% of portfolio assets while residential mortgage-backed securities ("RMBS") represent 11%. During the quarter, the Company acquired commercial real estate assets with a market value of $194,641, comprised of $56,662 of below investment grade CMBS, $10,608 of investment grade CMBS, $12,968 of investment grade REIT debt and $118,403 of high yield commercial real estate loans. In October 2004, the Company acquired an additional $108,509 of commercial real estate assets.

The following table illustrates the mix of the Company's asset types as of September 30, 2004 and December 31, 2003:

                                                                   Carrying Value as of
                                                         September 30, 2004          December 31, 2003
                                                         Amount          %          Amount          %
                                                     -------------------------------------------------------
Commercial real estate securities                        $1,626,135      45.3%       $1,393,010     65.8%
Commercial mortgage loan pools                            1,316,600      36.6                 -        -
Commercial real estate loans(1)                             247,330       6.9            97,984      4.6
Residential mortgage-backed securities(2)                   396,140      11.0           627,166     29.6
Other assets                                                  8,026       0.2                 -        -
                                                     -------------------------------------------------------

Total                                                    $3,594,231     100.0%       $2,118,160    100.0%
                                                     -------------------------------------------------------

(1) Includes real estate joint ventures and equity investments.
(2) Net of RMBS securities sold, not yet settled

As of September 30, 2004, the Company owns 14 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rate or non-rated CMBS class. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS.

COMMERCIAL MORTGAGE LOANS POOLS AND COMMERCIAL REAL ESTATE SECURITIES PORTFOLIO ACTIVITY

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this trust. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the trust.

The CMBS securities acquired by the Company have a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of September 30, 2004, the CMBS securities owned by the Company have a par value of $35,495.

The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 4.0:1 to 6.8:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the Company considers the unrated commercial mortgage loans in the pool as a single asset reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.

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

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS and investment grade real estate investment trust ("REIT") debt. During the nine months ended September 30, 2004, the Company increased its commercial real estate securities portfolio by 17% from $1,393,010 to $1,626,135. This increase was primarily attributable to the purchase of CMBS and investment grade REIT debt.

The Company's collateralized debt obligation ("CDO") offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also fully hedged to protect the Company from an increase in short-term interest rates. The Company considers all of its CMBS rated BB+ down to B to be financeable in a CDO transaction; as of September 30, 2004, over 91% of the market value of these assets are match funded in the Company's CDOs in this manner.

                 Collateral as of September 30, 2004         Debt as of September 30, 2004
               ----------------------------------------------------------------------------------
               Adjusted Purchase  Loss Adjusted Yield   Adjusted Issue Price   Weighted Average     Net Spread
                     Price                                                      Cost of Funds *
               ----------------------------------------------------------------------------------- --------------
CDO I                    $446,088         8.90%              $405,185                 7.21%               1.69%
CDO II**                  327,859         7.82                293,255                 5.79                2.03
CDO III***                379,367         7.06                369,716                 5.03                2.03
               ----------------------------------------------------------------------------------- --------------
Total                  $1,153,314         7.99%            $1,068,156                 6.07%               1.92%

*   Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
**  The Company chose not to sell $10,000 of par of CDO II debt rated BB. CDO II debt rated BBB- with a par of $12,850 was sold in August 2004.
*** The Company chose not to sell $13,069 of par of CDO III debt rated BB.

The following table details the par, fair market value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of September 30, 2004:

                                                 Fair Market  Dollar Price   Adjusted                 Loss Adjusted
                                     Par            Value                 Purchase Price Dollar Price     Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                  $115,497       $116,811      101.14      $120,677      104.48       4.2%
Investment grade REIT debt               24,000         23,005       95.85        23,972       99.88       5.9
CMBS rated BB+ to B                      92,180         63,748       69.16        72,423       78.57       8.3
CMBS rated B- or lower                  352,600        102,500       29.07       126,254       35.81      11.8
CMBS IOs                              3,413,412        116,605        3.42       113,390        3.32       7.4
Project loans                            23,293         23,915      102.67        24,281      104.24       5.7
                               ----------------------------------------------------------------------------------------
Total                                $4,020,982       $446,584       11.11      $480,997       11.96       7.7%


The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2003:

                                                 Fair Market  Dollar Price   Adjusted                 Loss Adjusted
                                     Par            Value                 Purchase Price Dollar Price     Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                  $277,276       $268,593       96.87      $272,853       98.40       4.9%
Investment grade REIT debt               29,000         29,567      101.95        30,210      104.17       5.0
CMBS rated BB+ to B                     186,217        133,868       71.89       150,775       80.97       8.9
CMBS rated B- or lower                  304,358         80,680       26.51       107,653       35.37      12.6
CMBS IOs                              2,623,456         84,493        3.22        83,704        3.19       7.5
Other CMBS                               20,266         20,142       99.39        20,264       99.99       5.7
                               ----------------------------------------------------------------------------------------
Total                                $3,440,573       $617,343       17.94      $665,459       19.34       7.4%


BELOW INVESTMENT GRADE CMBS AND UNDERLYING LOAN PERFORMANCE

During the nine months ended September 30, 2004, the Company acquired $25,386 of par of other below investment grade CMBS and $204,957 of par of new Controlling Class securities. The total par of the Company's other below investment grade CMBS at September 30, 2004 was $329,964; the average credit protection, or subordination level, of this portfolio is 5.81%. The total par of the Company's subordinated Controlling Class CMBS securities at September 30, 2004 was $910,529 and the total par of the loans underlying these securities was $15,465,282.

The Company's investment in its Controlling Class CMBS securities by credit rating category at September 30, 2004 is as follows:

                                     Fair Market   Dollar       Adjusted      Dollar
                           Par          Value       Price    Purchase Price    Price   Subordination Level
                      -------------------------------------------------------------------------------------
BB+                         $103,772      $95,591      92.12         $88,700      85.47       6.24%
BB                            94,523       86,430      91.44          78,355      82.90       4.93
BB-                          113,361       88,747      78.29          87,315      77.02       4.12
B+                            53,478       33,139      61.97          34,978      65.41       2.94
B                            194,240      114,991      59.20         141,375      72.78       2.69
B-                            95,416       38,589      40.44          56,845      59.58       1.83
CCC+                          11,924        5,764      48.34           7,243      60.75       1.62
CCC                           70,273       15,504      22.06          22,680      32.27       0.92
CC                             8,940        2,576      28.81           2,602      29.10       0.66
NR                           163,002       35,749      21.93          32,918      20.19        n/a
CDO investments                1,600        3,920       2.45           3,597       2.25        n/a
                      -------------------------------------------------------------------------------------
Total                       $910,529     $521,000      57.21        $556,608      61.13


The Company's investment in its Controlling Class CMBS securities by credit rating category at December 31, 2003 is as follows:

                                     Fair Market   Dollar       Adjusted      Dollar
                           Par          Value       Price    Purchase Price    Price   Subordination Level
                      -------------------------------------------------------------------------------------
BB+                          $84,503      $73,766      87.29         $72,680      86.01       7.54%
BB                            89,945       75,349      83.77          76,842      85.43       6.04
BB-                          101,393       71,285      70.31          81,036      79.92       5.12
B+                            44,314       28,904      65.22          31,179      70.36       3.43
B                            182,119      105,061      57.69         133,718      73.42       3.06
B-                            83,296       34,160      41.01          51,935      62.35       1.54
CCC+                          11,924        5,595      46.92           7,129      59.78       1.53
CCC                           70,273       13,375      19.03          22,844      32.51       1.23
C                              8,940        2,531      28.31           2,734      30.58       0.62
NR                           128,325       20,939      16.32          19,254      15.00        n/a
CDO investments                1,600        4,064       2.54           3,757       2.35        n/a
                      -------------------------------------------------------------------------------------
Total                       $806,632     $435,029      53.93        $503,108      62.37

During the nine months ended September 30, 2004, one of the Company's Controlling Class securities was upgraded from BB+ to BBB and is no longer included in the chart above.

For the nine months ended September 30, 2004, the par amount of the Company's Controlling Class CMBS securities was reduced by the servicers in the amount of $30,485. Further delinquencies and losses may cause par reductions to continue and cause the Company to conclude that a change in loss-adjusted yield is required along with a write down of the adjusted purchase price through the consolidated statement of operations according to Emerging Issue Task Force standard 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Additionally, for the nine months ended September 30, 2004, $193,528 of the underlying loan pools was repaid. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 2.09% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5.2% over the life of the portfolio and an average assumed loss severity of 40.0% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

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

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2003 and 2004. Comparable delinquency statistics referenced by vintage year as a percentage of current par as of September 30, 2004 are shown in the table below:

                   Underlying      Delinquencies         Lehman Brothers
   Vintage Year    Collateral       Outstanding           Conduit Guide
   ------------------------------------------------------------------------
      1998             $7,087,311           2.59%                2.28%
      1999                700,648           1.58                 2.55
      2001                915,013           1.02                 1.32
      2003              2,160,033           0.00                 0.12
      2004              5,833,846           0.06                 0.05
               ------------------------------------------------------------
      Total           $16,696,851           1.24%*               1.18%*

* Weighted average based on the Company's current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criterion will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2004, the Morgan Stanley index indicated that delinquencies on 273 securitizations were 1.89%, and as of December 31, 2003, this same index indicated that delinquencies on 243 securitizations were 2.47%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 35 delinquent loans shown on the chart in Note 3 of the consolidated financial statements, 1 loan was real estate owned and being marketed for sale, zero loans were being foreclosed, and the remaining 34 loans were in some form of workout negotiations. For the Company's Controlling Class securities where the Company has experienced losses, aggregate losses of $5,797 were realized during the nine months ended September 30, 2004, bringing cumulative net losses realized to $52,028 or 13% of total estimated losses for these securities. These losses include special servicer and other workout expenses. Experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio ages.


The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of September 30, 2004 and December 31, 2003 are as follows:

                       9/30/04 Exposure 12/31/03 Exposure
- ---------------------------------------------------------------------------------------
Property Type            Loan Balance     % of Total       Loan Balance    % of Total
- ---------------------------------------------------------------------------------------
Multifamily                  $4,996,591       29.9%          $3,770,944      33.2%
Retail                        5,149,425       30.8            3,446,371      30.4
Office                        4,047,431       24.2            2,266,160      20.0
Lodging                         901,778        5.4              786,920       6.9
Industrial                    1,165,683        7.0              713,942       6.3
Healthcare                      328,730        2.0              337,333       3.0
Parking                         107,213        0.7               25,611       0.2
                       ----------------------------------------------------------------
Total                       $16,696,851      100%           $11,347,281     100%
                       ================================================================

As of September 30, 2004, the fair market value of the Company's holdings of Controlling Class CMBS securities is $35,609 lower than the adjusted cost for these securities. The adjusted purchase price and market value of the Company's Controlling Class CMBS portfolio as of September 30, 2004 represent approximately 61.1% and 57.2%, respectively, of its par amount. As the portfolio matures, the Company expects to recoup the unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the purchase analysis. As of September 30, 2004, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities. For the nine months ended September 30, 2004, the Company experienced seven credit upgrades on five CMBS transactions in the Company's portfolio.

The Company's income for its CMBS securities is computed based upon a yield in accordance with GAAP, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there will be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the period beginning with the year ended December 31, 1998 through the nine months ended September 30, 2004, the Company's GAAP income accrued on its CMBS assets was approximately $33,505 lower than the taxable income accrued on its CMBS assets.

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

The following table summarizes the Company's commercial real estate loan portfolio by property type as of September 30, 2004 and December 31, 2003:

                                    Loan Outstanding                          Weighted Average Coupon
                                                                       ------------------ ------------------
                      September 30, 2004         December 31, 2003     September 30, 2004 December 31, 2003
- ------------------ ------------- ----------- ------------ ------------ ------------------ ------------------
  Property Type       Amount          %         Amount         %
- ------------------ ------------- ----------- ------------ ------------ ------------------ ------------------
           Office        116,165        54.7%    $57,381       76.4%          8.8%               9.4%
      Residential         26,202        12.3       2,794        3.7          12.7                3.8
           Retail            193         0.1           -          -          13.5                  -
            Hotel         69,737        32.9      14,951       19.9           6.8                6.6
                   ------------- ----------- ------------ ------------ ------------------ ------------------
            Total       $212,297       100.0%    $75,126      100.0%          8.6%               8.6%
                   ------------- ----------- ------------ ------------ ------------------ ------------------

RECENT EVENTS

On October 21, 2004, the Company priced a CDO secured by a portfolio of below investment grade CMBS ("Collateral"). The transaction will be accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company will receive total consideration of $158,032 consisting of net cash of $121,479 and CDO securities with a fair market value of $36,553 in exchange for the Collateral. The Collateral was carried at a fair market value of $109,933 on the Company's September 30, 2004 consolidated statement of financial condition based on price quotes received from third parties. The Company expects to recognize a gain of approximately $16,636 when the transaction closes in November 2004. The difference between total consideration received and the carrying value of the Collateral will increase book value by $48,099, or $0.90 per diluted common share in the fourth quarter of 2004. The following table illustrates the pro forma impact of this transaction on September 30, 2004 reported book value per share:

Book value at September 30, 2004                                  $7.72        $411,101
   Realized and unrealized gains                                   0.31          16,636
   Increase in other comprehensive income                          0.59          31,463
                                                           -----------------------------
   Net increase in book value                                      0.90          48,099
                                                           -----------------------------
Pro Forma book value at September 30, 2004*                       $8.62        $459,200
                                                           =============================

*Assumes no other changes occur in the market or the Company's portfolio.

The fair market value of the securities received in exchange for the Collateral includes the retention of 100% of the equity of the CDO. The value of the equity investment was provided by a third party and was established using a 70.5% discount rate on the cash flows computed before adjusting for credit loss assumptions. Income will be recorded from this equity investment on a loss-adjusted basis using a yield of 53.1%. The equity investment will be classified as available for sale on the Company's statement of financial condition.

The recognition of this gain increases the likelihood that the Company will incur incentive fee expense commencing in the fourth quarter of 2004. Incentive fees are computed using net income based on a rolling four-quarter period (see further discussion in Note 8 of the consolidated financial statements). The recognition of the gain will increase the income included in the rolling four-quarter period until the quarter ended December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the "recognition" provisions of Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-1"). EITF No. 03-1 requires that a loss be recognized for an impairment that is other-than-temporary. A three-step impairment model should be applied to debt securities subject to SFAS No. 115, including those debt securities subject to EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." On September 30, 2004, the FASB issued FASB Staff Position
(FSP) EITF No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," which delayed the effective date of the recognition provisions of EITF No. 03-1 until the issuance of the final FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1." Until the final FSP is issued, management is not able to evaluate whether the adoption of the "recognition" provisions under such guidance will have a material effect on our results of operations or financial position.


II.      RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2004 was $16,501 or $0.28 per share (basic and diluted) and $36,895 or $0.41 per share (basic and diluted), respectively. Net loss for the three and nine months ended September 30, 2003 was $(22,221) or $(0.51) per share (basic and diluted) and $(23,527) or $(0.60) per share (basic and diluted), respectively. Net income
(loss) increased to $0.41 per share for the nine months ended September 30, 2004 as compared to $(0.60) per share for the nine months ended September 30, 2003. Net income (loss) available to common stockholders for the nine months ended September 30, 2004 includes a charge of $10,508 or $0.21 per share for the redemption of the Company's Series B Preferred Stock. Net income (loss) available to common stockholders for the nine months ended September 30, 2003 includes a charge of $32,426 or $0.68 per share for impairment charges on the Company's Controlling Class CMBS securities and a franchise loan backed security.


INTEREST INCOME: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                                            For the Three Months Ended
                                                                  September 30,
                                                           2004                     2003
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $32,408                 $26,125
Commercial mortgage loan pools                               13,715                       -
Commercial real estate loans                                  2,979                   1,190
RMBS                                                          3,941                  11,591
Cash and cash equivalents                                       165                     453
                                                 -------------------------- ----------------------
Total                                                       $53,208                 $39,359
                                                 ========================== ======================


                                                            For the Nine Months Ended
                                                                  September 30,
                                                           2004                     2003
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $92,073                  $71,729
Commercial mortgage loan pools                               26,066                        -
Commercial real estate loans                                  6,437                    4,480
RMBS                                                         15,731                   45,626
Cash and cash equivalents                                       356                      838
                                                 -------------------------- ----------------------
Total                                                      $140,663                 $122,673
                                                 ========================== ======================


The following chart reconciles interest income and total income for the three and nine months ended September 30, 2004 and 2003.

                                                    For the Three Months Ended September 30,
                                                           2004                   2003
                                                 ------------------------------------------------
Interest income                                             $53,208              $39,359
Earnings from real estate joint ventures                        165                  221
Earnings from equity investment                               1,979                  749
Other income                                                    742                    -
                                                 ------------------------------------------------
Total Income                                                $56,094              $40,329
                                                 ================================================

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           2004                   2003
                                                 ------------------------------------------------
Interest income                                            $140,663             $122,673
Earnings from real estate joint ventures                        929                  695
Earnings from equity investment                               4,970                2,194
Other income                                                    742                    -
                                                 ------------------------------------------------
Total Income                                               $147,304             $125,562
                                                 ================================================


INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.

                                                                      For the Three Months Ended
                                                                             September 30,
                                                                     2004                     2003
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $3,130                 $ 4,704
Lines of credit and term loan                                            972                     390
CDO liabilities                                                       16,162                   6,588
Commercial mortgage loan pools                                        12,646                       -
                                                           ------------------------- ------------------------
Total                                                                $32,910                $ 11,682
                                                           ========================= ========================

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                     2004                     2003
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $8,644                 $ 15,769
Lines of credit and term loan                                          2,404                      743
CDO liabilities                                                       43,007                   20,213
Commercial mortgage loan pools                                        24,593                        -
                                                           ------------------------- ------------------------
Total                                                                $78,648                  $36,725
                                                           ========================= ========================

The foregoing interest expense amounts for the three and nine months ended September 30, 2004, respectively, do not include $624 and $1,130 of interest expense related to hedge ineffectiveness, as well as $3,825 and $11,604 of interest expense related to swaps. The foregoing interest expense amounts for the three and nine months ended September 30, 2003, respectively, do not include $(66) and $175 of interest expense related to hedge ineffectiveness and $9,994 and $26,135 of interest expense related to swaps and $4 and $21 of interest expense related to real estate joint ventures. The reduction in interest expense related to swaps is primarily attributable to the issuance of the Company's third CDO as well as a reduction in swap notional. See Note 11 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investment, hedge ineffectiveness, and the effect of the consolidation of the commercial mortgage loan pools. The increase in net interest margin is primarily due to investing in additional higher margin commercial real estate assets.

                                       For the Three Months Ended September 30,
                                        2004                         2003
                                  -------------------       --------------------
     Interest income                   $41,306                      $39,359
    Interest expense                   $24,089                      $21,676
    Net interest margin                  3.06%                        2.87%
    Net interest spread                  2.30%                        2.53%


OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,212 and $6,505 for the three and nine months ended September 30, 2004, respectively, were solely base management fees. Management fees for the nine months ended September 30, 2004 were lower than the nine months ended September 30, 2003 as the Manager agreed to reduce the management fees by 20% for the quarter ended March 31, 2004. Management fees paid to the Manager of $2,115 and $7,341 for the three and nine months ended September 30, 2003, respectively, and were solely base management fees. General and administrative expense of $886 and $2,120 for the three and nine months ended September 30, 2004, respectively, and $551 and $1,724 for the three and nine months ended September 30, 2003, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums.

OTHER GAINS (LOSSES): During the nine months ended September 30, 2004 and 2003, the Company sold a portion of its securities available-for-sale for total proceeds of $318,273 and $1,394,664, respectively, resulting in a realized gain (loss) of $857 and $(1,269) for the nine months ended September 30, 2004 and 2003, respectively. The losses on securities held for trading were $(1,103) and $(28,154) for the three months ended September 30, 2004 and 2003, respectively, and $(11,133) and $(43,273) for the nine months ended September 30, 2004 and 2003, respectively. The foreign currency loss of $(114) and $(126) for the three and nine months ended September 30, 2004, respectively, relate to the Company's net investment in commercial mortgage loans denominated in currencies other than the U.S. dollar and their associated hedging.

DIVIDENDS DECLARED: On March 11, 2004, the Company declared distributions to its stockholders of $0.28 per share, which was paid on April 30, 2004 to stockholders of record on March 31, 2004.

On May 25, 2004, the Company declared dividends to its common stockholders of $0.28 per share, paid on August 2, 2004 to stockholders of record on June 15, 2004.

On September 15, 2004, the Company declared dividends to its common stockholders of $0.28 per share paid on November 1, 2004 to stockholders of record on September 30, 2004.
CHANGES IN FINANCIAL CONDITION

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2004 and December 31, 2003:

                                                        September 30,                      December 31,
                                                        2004 Estimated                   2003 Estimated
                                                             Fair                             Fair
                 Security Description                       Value           Percentage        Value         Percentage
  ---------------------------------------------------- ----------------- --------------- ---------------- --------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                    $ 116,605            6.6%          $84,493           4.7%
  Investment grade CMBS                                         362,355           20.4           333,453           18.5
  Non-investment grade rated subordinated securities            792,518           44.7           678,424           37.6
  Non-rated subordinated securities                              40,015            2.3            25,019            1.4
  Credit tenant lease                                            25,418            1.4            25,696            1.4
  Investment grade REIT debt                                    265,309           15.0           219,422           12.1
  Project loans                                                  23,915            1.3            26,503            1.4
                                                       ----------------- --------------- ---------------- --------------
       Total CMBS                                             1,626,135           91.7         1,393,010           77.1
                                                       ----------------- --------------- ---------------- --------------

  Single-family residential mortgage-backed securities:
  Agency adjustable rate securities                             119,108            6.7           180,381           10.0
  Agency fixed-rate securities                                        -              -           222,500           12.3
  Residential CMOs                                                1,654            0.1             3,464            0.2
  Hybrid arms                                                    27,129            1.5             6,645            0.4
                                                       ----------------- --------------- ---------------- --------------
       Total RMBS                                               147,891            8.3           412,990           22.9
                                                       ----------------- --------------- ---------------- --------------

                                                       ----------------- --------------- ---------------- --------------
  Total securities available-for-sale                       $ 1,774,026          100.0%       $1,806,000         100.0%
                                                       ================= =============== ================ ==============

The Company's CMBS and investment grade REIT debt increased slightly from December 31, 2003 as the Company is continuing to purchase these types of assets.

Borrowings: As of September 30, 2004, the Company's debt consisted of CDOs, commercial mortgage loan pools, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, commercial mortgage loan pools, securities held-for-trading, and its commercial mortgage loans. As of December 31, 2003, the Company's debt consisted of CDOs, line-of-credit borrowings, and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2004 and December 31, 2003, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's collateralized borrowings:

                                                               For the Nine Months Ended
                                                                   September 30, 2004
                                            -----------------------------------------------------------------

                                             September 30, 2004       Maximum              Range of
                                                  Balance             Balance             Maturities
                                            --------------------- ---------------- --------------------------
Collateralized debt obligations                       $1,068,156       $1,068,216      7.2 to 9.3 years
Commercial mortgage loan pools                         1,298,985        1,298,985     3.3 to 10.0 years
Reverse repurchase agreements                            684,307        1,148,306          1 to 54 days
Line of credit and term loan borrowings                  134,124          391,511       280 to 588 days
                                            --------------------- ---------------- --------------------------

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of certain assets in the Company's portfolio. At September 30, 2004, the Company had no outstanding U.S. Treasury Note future contracts. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts.

Interest rate swap agreements as of September 30, 2004 and December 31, 2003 consisted of the following:

                                                 September 30, 2004
                                                                          Weighted
                                                                           Average
                                              Estimated    Unamortized    Remaining
                               Notional Value Fair Value      Cost          Term
                               -------------------------------------------------------
Interest rate swaps                  $508,800    $(1,744)        $-        5.73 years
Interest rate swaps - CDO             945,737    (16,402)         -        8.65 years
                               -------------------------------------------------------
Total                              $1,454,537   $(18,146)        $-        7.62 years
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
                               =======================================================

As of September 30, 2004, the Company had designated $1,215,092 notional of the interest rate swap agreements as cash flow hedges. As of December 31, 2003, the Company had designated $1,066,078 notional of the interest rate swap agreements as cash flow hedges.

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

For the nine months ended September 30, 2004, the Company issued 1,077,102 shares of common stock of the Company, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $12,606. For the nine months ended September 30, 2003, the Company issued 1,355,006 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $15,113.

For the three and nine months ended September 30, 2004, the Company issued 253,800 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $2,761.

For the three and nine months ended September 30, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

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

As of September 30, 2004, $90,009 of the Company's $185,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $48,767 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company also extended its $75,000 committed borrowing facility from Greenwich Capital, Inc. from July 2004 to July 2005. The Company borrowed $12,900 through a $13,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

At September 30, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                                                                            Commercial             Total
                                   Lines of     Reverse Repurchase    Collateralized      Mortgage Loan       Collateralized
                                    Credit          Agreements       Debt Obligations         Pools             Borrowings
                                 ------------- --------------------- ------------------ ------------------- --------------------
Within 30 days                          $   -              $681,604             $    -           $    -                $681,604
31 to 59 days                               -                 2,703                  -                -                   2,703
60 days to less than 1 year           134,124                     -                  -                -                 134,124
1 year to 2 years                           -                     -                  -                -                       -
Over 5 years                                -                     -         1,068,156*         1,298,985**            2,367,141
                                 ------------- --------------------- ------------------ ------------------- --------------------
                                     $134,124              $684,307         $1,068,156       $1,298,985              $3,185,572
                                 ============= ===================== ================== =================== ====================

*    Comprised of $405,185 of CDO debt with a weighted average remaining maturity of 7.54 years as of
     September 30, 2004, $293,255 of CDO debt with a weighted average remaining maturity of 7.98 years as of
     September 30, 2004 and $369,716 of CDO debt with a weighted average remaining maturity of 8.64 years as of September 30, 2004.

**   The commercial mortgage loan pools have a weighted average remaining maturity of 7.33 years as of
     September 30, 2004.

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

On June 30, 2004, the Company completed a follow-on offering of 2,100,000 shares of its Common Stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $23,184. The Company had granted the underwriters an option, exercisable for 30 days, to purchase up to 315,000 additional shares of Common Stock to cover over-allotments. This option was exercised on July 6, 2004 and resulted in net proceeds to the Company of approximately $3,478.

In July 2004, the Company issued a bond with a par of $12,850 from its CDO II. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. As a result of this issuance, the total cost of funds on a fully hedged basis for CDO II rose from 5.7% to 5.8%.

The Company's operating activities provided cash flows of $98,330 and $461,636 during the nine months ended September 30, 2004 and 2003, respectively, primarily through sale of trading securities and net income in 2004 and through the sale of trading securities in 2003 related to the Company's reduction of its RMBS portfolio.

The Company's investing activities used cash flows of $(111,980) and $(106,132) during the nine months ended September 30, 2004 and 2003, respectively, primarily to purchase securities available-for-sale and to fund commercial mortgage loans, offset by significant sales of securities.

The Company's financing activities provided (used) cash flows of $8,108 and $(340,625) during the nine months ended September 30, 2004 and 2003, respectively, primarily from an increase in borrowings, and issuance of Common Stock, offset by dividends paid and redemption of preferred stock in 2004 and decrease in borrowings and dividends paid in 2003.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum GAAP net worth of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a minimum cash requirement based upon certain debt to equity ratios, a minimum debt service coverage ratio of 1.5, and a minimum liquidity reserve of $10,000. Due to the acquisition of the commercial mortgage loan pools (see Note 4 of the consolidated financial statements), the Company's debt to equity ratio increased from 4.0:1 at December 31, 2003 to 6.8:1 at September 30, 2004 and the debt service coverage ratio remained unchanged from 1.7 at December 31, 2003 to 1.5 at September 30, 2004. The Company received authorization from its lenders to permit debt to equity ratios in excess of existing covenants and is in the process of documenting permanent changes to its financial covenants. As of September 30, 2004, the Company was in compliance with all other covenants. The permanent changes to the financial covenants will likely require the Company to limit recourse debt to equity to 3.0:1 and require a minimum recourse debt service coverage ratio of 2.0. As of September 30, 2004, the Company's recourse debt to equity ratio and recourse debt service coverage ratio were 1.8:1 and 2.1, respectively.

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

CONTINGENT LIABILITY

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

TRANSACTIONS WITH AFFILIATES

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and all of the officers of the Company, under which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. The Board of Directors of the Company was advised by Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, in the renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation which would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, is greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provides for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.37 as of September 30, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note.

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

The Company incurred $2,212 and $6,505 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2004, respectively, and $2,115 and $7,341 for the three and nine months ended September 30, 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $54 for certain expenses incurred on behalf of the Company for the nine months ended September 30, 2004, respectively, and $11 and $29 for the three and nine months ended September 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

Pursuant to the March 25, 2002 one-year Management Agreement extension, the incentive fee was based on 25% of earnings (calculated in accordance with GAAP) of the Company. For purposes of calculating the incentive fee during 2002, the cumulative transition adjustment of $6,327 resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" was excluded from earnings in its entirety and included in the calculation of future incentive fees using an amortization period of three years. The Company did not incur incentive fees for the three and nine months ended September 30, 2004 and 2003.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2004, the Company paid administration fees of $43 and $129, respectively, and $44 and $130 for the three and nine months ended September 30, 2003, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of September 30, 2004 was $44,664. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2004, the Company owned 19.8% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"), a private commercial real estate income opportunity fund managed by the Manager. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September of 2004.

It is anticipated that funds with respect to the Company's commitment to Carbon II will be drawn over time as opportunities are identified. Carbon II will be managed by the same management team that has been managing the Company's commercial loan portfolio. The risk profile of Carbon II is substantially similar to the Company's commercial loan program and Carbon II is a Real Estate Investment Trust therefore the tax and regulatory issues are identical.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

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

The majority of the Company's assets are fixed-rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the London Interbank Offered Rate ("LIBOR") money market rates can affect the Company's net interest income. As of September 30, 2004, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark to market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was 0.76 years based on reported GAAP book value as of September 30, 2004.

The Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed-rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The fixed-rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by approximately 5.17 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.65 year. The Company's reported book value is not reduced by these liabilities and therefore is approximately 5.82 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At September 30, 2004, economic duration was 3.50 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of September 30, 2004. Actual results could differ significantly from these estimates.

                PROJECTED PERCENTAGE CHANGE IN
                      EARNINGS PER SHARE
                    GIVEN LIBOR MOVEMENTS

       Change in LIBOR,           Projected Change in
       +/- Basis Points            Earnings per Share
- ------------------------------- -------------------------
        -100                             $0.013
         -50                             $0.026
      Base Case
         +50                           $(0.013)
        +100                           $(0.026)
        +200                           $(0.052)

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce income going forward by approximately $0.35 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $1.10 to $1.40 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The increase in these estimates from December 31, 2003 is a result of the Company's purchase of the below investment grade portion of five additional Controlling Class CMBS trusts. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of September 30, 2004, securities with a total market value of $1,189,249 are collateralizing the CDO borrowings of $1,068,156; therefore, the Company's residual interest in the three CDOs is $121,093 ($2.27 per share). In accordance with GAAP, the CDO borrowings are not marked to market, even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At September 30, 2004 there were no pending legal proceedings of which the Company was a defendant or of which any of its property was subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                Shares Purchased   Paid per Share          or Programs        Under the Plans or Programs
                               -------------------------------------------------------------------------------------------
January 1, 2004 through                 -                 -                     -                          -
January 31, 2004
February 1, 2004 through
February 29, 2004                       -                 -                     -                          -
March 1, 2004 through March
31, 2004                                -                 -                     -                          -
April 1, 2004 through
April 30, 2004                          -                 -                     -                          -
May 1, 2004 through
May 31, 2004                      1,757,257(1)          25.00               1,757,257                      -
June 1, 2004 through
June 30, 2004                           -                 -                     -                          -
July 1, 2004 through
July 31, 2004                           -                 -                     -                          -
August 1, 2004 through
August 31, 2004                         -                 -                     -                          -
September 1, 2004 through
September 30, 2004                      -                 -                     -                          -
                               ----------------------------------------------------------------
Total                               1,757,257           25.00               1,757,257
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

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits


31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.


(b) Reports on Form 8-K

On October 25, 2004, the Company filed a Current Report on Form 8-K to report under Item 8.01 the pricing of a new collateralized debt obligation.

On November 3, 2004, the Company filed a Current Report on Form 8-K to report under Item 8.01 the Company's earnings for the quarter ended September 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ANTHRACITE CAPITAL, INC.


Dated:  November 9, 2004          By: /s/ Christopher A. Milner
                                      ---------------------------------------
                                  Name:  Christopher A. Milner
                                  Title: President and Chief Executive Officer
                                         (duly authorized representative)


Dated:  November 9, 2004          By: /s/ Richard M. Shea
                                      ----------------------------------------
                                  Name:  Richard M. Shea
                                  Title: Chief Operating Officer and Chief
                                         Financial Officer