Form 10-K
period 2004-12-31
ANTHRACITE CAPITAL INC
filed 2005-03-16
CIK 1050112

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from: ________ to ________

                         Commission File No. 001-13937

                            ANTHRACITE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

              MARYLAND                                        13-3978906
   -------------------------------                      ---------------------
   (State or other jurisdiction of                        (I.R.S.  Employer
   incorporation or organization)                        Identification No.)

         40 East 52nd Street
         New York, New York                                     10022
---------------------------------------                 ---------------------
(Address of principal executive office)                       (Zip Code)

                                (212) 810-3333
     ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X| No /_/

The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $11.98 as reported on the New York Stock Exchange on June 30, 2004, was $630,821,384 (for purposes of this calculation, affiliates include only directors and executive officers of the registrant).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 16, 2005 was 53,296,678 shares.

Documents Incorporated by Reference: The registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference into Part III.

===============================================================================

                   ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                          2004 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE
                                     PART I
Item 1.    Business...........................................................4
Item 2.    Properties  ......................................................26
Item 3.    Legal Proceedings ................................................26
Item 4.    Submission of Matters to a Vote of
           Security Holders .................................................26

                                    PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters ..................................27
Item 6.    Selected Financial Data ..........................................28
Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ....................29
Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk ......................................................53
Item 8.    Financial Statements and Supplementary Data ......................57
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ..........................106
Item 9A.   Controls and Procedures..........................................106

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............107
Item 11.   Executive Compensation ..........................................107
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management and Related Shareholder Matters ...........107
Item 13.   Certain Relationships and Related Transactions ..................107
Item 14.   Principal Accountant Fees and Services...........................107

                                    PART IV

Item 15.   Exhibits and Financial Statement Schedules ......................108
Signatures    ..............................................................110

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
     (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
     (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;
     (3) the relative and absolute investment performance and operations of the Company's manager, BlackRock Financial Management, Inc. (the "Manager");
     (4)   the impact of increased competition;
     (5)   the impact of capital improvement projects;
     (6)   the impact of future acquisitions and divestitures;
     (7)   the unfavorable resolution of legal proceedings;
     (8)   the extent and timing of any share repurchases;
     (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
     (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Manager or The PNC Financial Services Group, Inc. ("PNC Bank");
     (11) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Manager;
     (12) the ability of the Manager to attract and retain highly talented professionals.
     (13)  fluctuations in foreign currency exchange rates; and
     (14) the impact of changes to tax legislation and, generally, the tax position of the Company.

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

General

The Company, a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its mortgage loans and securities investments and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with over $341,800,000 of assets under management as of December 31, 2004. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company's ongoing investment activities encompass two core investment activities:
     1)    Commercial Real Estate Securities
     2)    Commercial Real Estate Loans

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company believes these portfolios can serve to provide stable earnings over time.

During the third quarter of 2004, the Company completed its repositioning into commercial real estate assets. As of December 31, 2004, CMBS and commercial real estate loans represented 90% of portfolio assets while residential mortgage-backed securities ("RMBS") represented 10%.

Commercial Real Estate Securities

The Company's principal activity is to underwrite and acquire high yielding CMBS that are rated below investment grade. The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate throughout the United States. The commercial real estate securing the first mortgages consist of income producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties, and hotels, among others. The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and a large interest rate increase if not paid off at maturity. The loans are originated by various lenders and pooled together in trusts which issue securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trusts are rated by one or more nationally recognized credit rating organizations and are rated AAA down to CCC. The security that is affected first by loan losses is not rated. The principal amount of the pools of loans securing the CMBS securities varies.

Each trust has a designated special servicer. Special servicers are responsible for carrying out loan loss mitigation strategies. A servicer will also advance funds to a trust to maintain principal and interest cash flows on the trust's securities provided it believes there is a significant probability of recovering those advances from the underlying borrowers. The servicer is paid interest on advanced funds and a fee for its efforts in carrying out loss mitigation strategies.

The Company focuses on acquiring the securities rated below investment grade (BB+ or lower). The most subordinated CMBS classes are the first to absorb realized losses in the loan pools. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination. If a loss of face value, or par, is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing the cash flow entitlement. The majority owner of the first loss position has the right to control the workout process and therefore designate the trust's special servicer. The Company will generally seek to control the workout process in each of its CMBS transactions by purchasing the majority of the trust's non-rated securities and sequentially rated securities as high as BB+. Typically, the par amount of all securities that are rated below investment grade represents 2.75% - 6.0% of the par of the underlying loans of newly issued CMBS transactions. This is known as the subordination level because 2.75% - 6.0% of the loan balance is subordinated to the senior, investment grade rated securities.

The Company does not typically purchase a BB- rated security unless the Company is involved in the new issue due diligence process and has a clear pari-passu alignment of interest with the special servicer, or we can appoint the special servicer. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having control of the workout process. BB+ and BB rated CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the 2.5% - 4.0% subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

As of December 31, 2004, the Company owns 16 different trusts ("Controlling Class") where the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company controls the workout process on $18,580,729 of underlying loans. The total par amount owned of these subordinated Controlling Class securities is $631,649. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans. The special servicer on 11 of the 16 trusts is Midland Loan Services, Inc., the special servicer on two trusts is GMAC Commercial Mortgage Management, Inc., and the special servicer on the remaining three trusts is Lennar Partners, Inc.

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

Owning commercial real estate loans in these forms allows the Company to earn its loss-adjusted returns over a period of time while achieving significant diversification across geographic areas and property types.

On November 9, 2004, the Company closed its fourth collateralized debt obligation ("CDO") secured by a portfolio of below investment grade CMBS ("CDO HY1"). The transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company received cash proceeds of $140,425 as well as all of the CDO HY1 preferred shares that had a fair market value of $15,885 as of December 31, 2004 in exchange for the collateral. The collateral was carried at a fair market value of $109,933 on the Company's September 30, 2004 consolidated statement of financial condition based on price quotes received from third parties. The transaction raised reinvestable proceeds of $95,799. The following table summarizes the impact of this transaction on fourth quarter 2004 results and per share amounts:

Realized gain at closing of CDO HY1                        $14,769     $0.28
Realized gain from subsequent sale of A- tranche             1,825      0.03
Increase in accumulated other comprehensive income          29,782      0.56
                                                      -------------------------
Total book value impact                                    $46,376     $0.87
                                                      =========================

The following table indicates the amounts of each category of commercial real estate securities the Company owns as of December 31, 2004. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.


                                                 Estimated                Adjusted                  Loss
                                                 Fair         Dollar      Purchase      Dollar    Adjusted
               Assets             Par            Value        Price        Price*       Price       Yield
------------------------------------------------------------------------------------------------------------
Investment Grade
   Commercial Real
   Estate Related Securities    $  668,101       $692,054     103.59        $674,167    100.91        5.83%
CMBS IOs                         3,712,604        125,246       3.37         122,379      3.30        7.31%
Other Below Investment
   Grade CMBS                      332,225        313,282      94.30         290,771     87.52        8.51%
Controlling Class CMBS             661,483        473,521      71.58         452,086     68.34        9.48%
CDO Investments                    203,182         19,836       9.76          19,450      9.57       56.65%
                              ------------------------------------------------------------------------------
        Total                   $5,577,595     $1,623,939      29.12      $1,558,854     27.95        8.14%
                              ==============================================================================

* The adjusted purchase price represents the amortized cost of the Company's investments.

The Company finances the majority of these portfolios with match funded, secured term debt through CDO offerings. To accomplish this, the Company forms a special purpose entity ("SPE") and contributes a portfolio of mostly below investment grade CMBS, investment grade CMBS, and unsecured debt of commercial real estate companies in exchange for the preferred equity interest in the SPE. With the exception of CDO HY1, these transactions are considered financings and the SPEs are fully consolidated on the Company's consolidated financial statements. The SPE will then issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio. The SPE will enter into an interest rate swap agreement to convert the floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio. The structure of the CDO debt also eliminates the mark to market requirement of other types of financing, thus eliminating the need to provide additional collateral if the value of the underlying portfolio declines. The debt issued by the SPE is generally rated AAA down to BB; due to its preferred equity interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO. The CDO provides an optimal capital structure to maximize returns on these types of portfolios on a non-recourse basis. Other forms of financing used for these types of assets include multi-year committed financing facilities and 30-day reverse repurchase agreements.

The following table indicates the market values of each category of commercial real estate securities collateralizing different types of borrowings as of December 31, 2004:

                                                                     Market Value Securing
                                           --------------------------------------------------------------------------
                                                             Reverse        Committed         Not
                                             CDO Debt          Repo        Facilities      Financed         Total
                                           --------------------------------------------------------------------------
 Investment Grade Commercial Real Estate
 Related Securities                            $478,645        $182,165            $ -       $31,243        $692,053
 CMBS IOs                                             -         115,214              -        10,032         125,246
 Other Below Investment
      Grade CMBS                                286,748           1,483              -        25,051         313,282
 Controlling Class CMBS                         412,064          30,979          9,217        21,261         473,521
 CDO Investments                                      -               -              -        19,837          19,837
                                           --------------------------------------------------------------------------
        Total                                $1,177,457        $329,841         $9,217      $107,424      $1,623,939
                                           ==========================================================================

Prior to acquiring Controlling Class securities, the Company performs a significant amount of due diligence on the underlying loans to ensure their risk profiles fit the Company's criteria. Loans that do not fit the Company's criteria are either removed from the pool or price adjustments occur. The debt service coverage ratios are evaluated to determine if they are appropriate for each asset class. The average loan to value ratio ("LTV") of the underlying loans is generally 70% at origination. Due to its greater levels of credit protection, other below investment grade CMBS are subject to less comprehensive due diligence than Controlling Class securities.

As part of the underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 16 Controlling Class trusts, the Company estimates that $418,995 of principal of the underlying loans will not be recoverable. This amount represents 2.02% of the underlying loan pools and 66.3% of the par amount of the subordinated Controlling Class securities owned by the Company. This loss assumption is used to compute a loss adjusted yield, which is then used to report income on the Company's consolidated financial statements. The weighted average loss adjusted yield for all subordinated Controlling Class securities is 9.56%. For all Controlling Class securities with a rating of BB- and below, the weighted average loss adjusted yield is 10.3%. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. A write down of the adjusted purchase price or write up of loss adjusted yields of the security may also be required (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience).

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

The Company's anticipated yields on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of such contingencies include, among other things, the timing and severity of expected credit losses, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, special servicer fees, and other related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events, which may alter these assumptions, no assurance can be given that the Company's anticipated yields to maturity will be maintained.

Commercial Real Estate Loans

The Company's loan activity is focused on providing mezzanine capital to the commercial real estate industry. The Company targets well capitalized real estate operators with strong track records and compelling business plans designed to enhance the value of their real estate. These loans are generally subordinated to a senior lender or first mortgage and are priced to reflect a higher return. The Company has significant experience in closing large, complex loan transactions and can deliver a timely and competitive financing package.

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

Since 2001, the Company's activity in this sector has generally been conducted through Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II"and collectively with Carbon I, the "Carbon Capital Funds"), private commercial real estate income opportunity funds. As of December 31, 2004, the Company owned approximately 20% of Carbon I as well as approximately 20% of Carbon II. Various institutional investors, an affiliate of the Manager and PNC Bank own the remainder. The Manager also manages the Carbon Capital Funds. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in the Carbon Capital Funds. In certain cases the Manager may be paid up to 1.0% of an investment's par as an origination fee. The Company believes the use of the Carbon Capital Funds allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include its share of the net assets and income of the Carbon Capital Funds.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004. No additional capital will be called. The Company's investment in Carbon I as of December 31, 2004 was $39,563.

On October 6, 2004, the Company entered into a $30,000 commitment to acquire shares in Carbon Capital II. On November 19, 2004 the Company entered into an additional $32,067 commitment to acquire shares in Carbon II. During 2004, the Company received capital call notices of $16,953. The proceeds were used by Carbon II to purchase nine commercial mortgage loans. As of December 31, 2004, the Company's investment in Carbon II was $17,249 and the Company's remaining commitment to Carbon II is $45,114.

On December 31, 2004, the Company owned commercial real estate loans with a carrying value of $375,811. The average yield of this portfolio at December 31, 2004 was 9.1%. The majority of these loans pay interest based on the one-month London Interbank Offered Rate ("LIBOR"). Commercial real estate loans with a carrying value of $102,694 were held in the Carbon Capital Funds and $273,117 were held directly. The Company and the Carbon Capital Funds each have committed financing facilities used to finance these assets.

During the year ended December 31, 2004, the Company invested $226,997 in new loans and received par payoffs of $23,285. In addition, during 2004, the Company invested $29,453 in the Carbon Capital Funds and received a return of capital of $6,719.

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. The Company will enter into these transactions only with counter parties with long-term debt rated A or better by at least one nationally recognized credit rating organization. The business failure of a counter party with which the Company has entered into a hedging transaction will most likely result in a default, which may result in the loss of unrealized profits. Although the Company generally will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counter party, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

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

At December 31, 2004, the Company had no outstanding futures contracts. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts. At December 31, 2004 and 2003, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $694 and $1,114, respectively.

Swap agreements as of December 31, 2004 and 2003 consisted of the following:

                                                 As of December 31, 2004
                         -------------------------------------------------------------------------
                                              Estimated Fair    Unamortized    Average Remaining
                           Notional Value          Value            Cost           Term (years)
                         -------------------------------------------------------------------------
Cash flow hedges               $452,600             $253               -               5.44
Trading swaps                    16,000               (5)              -               1.94
CDO cash flow hedges            718,120          (11,262)              -               8.50
CDO timing swaps                223,445              145               -               8.08

                                                 As of December 31, 2003
                         -------------------------------------------------------------------------
                                              Estimated Fair    Unamortized    Average Remaining
                           Notional Value          Value            Cost           Term (years)
                         -------------------------------------------------------------------------
Cash flow hedges               $611,300          $(4,442)              -               6.53
Trading swaps                   308,000            1,513               -               3.34
CDO cash flow hedges            454,778          (23,651)              -               8.51
CDO timing swaps                171,545               29               -               8.61



The counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Societe Generale with ratings of AA-, A+, A+, A, and AA-, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

Financing and Leverage

The Company has financed its assets with the net proceeds of its stock offerings, the issuance of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"), the issuance of preferred stock, long-term secured borrowings, short-term borrowings under repurchase agreements, and the lines of credit discussed below. In the future, operations may be financed by future offerings of equity securities, as well as unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits total leverage to a maximum 6.0 to 1 debt to equity ratio. Subsequent to December 31, 2004, the Board of Directors adopted a new indebtedness policy for the Company that limits recourse debt to a maximum of 3.0 to 1. The Company's recourse debt-to-equity ratio of 1.6 to 1 was in compliance with the revised policy as of December 31, 2004. The Company anticipates that it will maintain recourse debt-to-equity ratios between 1.0 to 1 and 3.0 to 1 in the foreseeable future, although this ratio may be higher or lower at any time. The Board of Directors may change the Company's indebtedness policy at any time in the future.

On May 29, 2002, the Company issued ten tranches of secured debt through a collateralized debt obligation ("CDO I"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2004, was $405,377. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.29 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%.

On December 10, 2002, the Company issued seven tranches of secured debt through a second collateralized debt obligation ("CDO II"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. In July 2004, the Company issued a bond with a par of $12,850 from CDO II that it had previously retained. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. The adjusted issue price of the CDO II debt as of December 31, 2004 was $293,167. Five tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.72 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons, resulting in a total fixed rate cost of funds for CDO II of approximately 5.79%.

Included in CDO II was a ramp facility that was utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS. The Company utilized the ramp in February 2003 and July 2003, to contribute $30,000 of par of CSFB 03-CPN1 and $20,000 of par of GECMC 03-C2, respectively.

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The adjusted issue price of the CDO III debt as of December 31, 2004 was $369,422. Five tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 8.39 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 5.03%. Included in CDO III was a $50,000 ramp facility that was fully utilized as of December 31, 2004.

The Company has a $200,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"), which matures on December 20, 2007. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. As of December 31, 2004 and 2003, the outstanding borrowings under this facility were $126,349 and $82,406, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of December 31, 2004, outstanding borrowings under this facility were $24,527. As of December 31, 2003, outstanding borrowings under this facility were $7,530.

At December 31, 2004, the Company had outstanding borrowings of $12,800 under a $13,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth of $305,000 as determined under generally accepted accounting principles in the United States of America ("GAAP"), a debt-to-equity ratio not to exceed 5.5 to 1, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.5 and a minimum liquidity reserve of $10,000. The Company received authorization from its lenders to permit debt to equity ratios in excess of existing covenants and a debt service coverage ratio less than 1.5. As of December 31, 2004 and 2003, the Company was in compliance with all other covenants.

As part of the CORE Cap Inc. merger ("CORE Cap"), the Company authorized and issued 2,261,000 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), to CORE Cap stockholders. The Series B Preferred Stock was perpetual, carried a 10% coupon, had a preference in liquidation as of December 31, 2003 of $43,942, and was convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment.

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred. All the Series B Preferred Stock was redeemed on May 6, 2004.

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

For the year ended December 31, 2004, the Company issued 1,084,619 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,691. For the year ended December 31, 2003, the Company issued 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134.

For the years ended December 31, 2004 and 2003, the Company issued 294,400 and 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $3,210 and $497, respectively.

The Company has entered into reverse repurchase agreements to finance its securities that are not financed under its lines of credit or CDOs. The reverse repurchase agreements collateralized by most of these securities bear interest at rates that have historically moved in close relationship to LIBOR.

Further information with respect to the Company's collateralized borrowings at December 31, 2004 is summarized as follows:

                                                                          Commercial                           Total
                                        Lines of     Reverse Repurchase    Mortgage      Collateralized   Collateralized
                                         Credit          Agreements       Loan Pools    Debt Obligations    Borrowings
                                      -------------- ------------------- -------------- ----------------- ----------------

   Commercial Real Estate Securities
     Outstanding Borrowings                  $5,798         $284,224                $-     $1,083,471*      $1,373,493
     Weighted average borrowing rate          3.76%            2.62%                 -          6.04%            5.32%
     Weighted average remaining
     maturity days                              192               30                 -          2,942            2,328
     Estimated fair value of assets
     pledged                                 $9,217         $339,073                $-     $1,202,760       $1,551,050

   Residential Mortgage-Backed Securities
     Outstanding Borrowings                       -         $356,451                $-              -         $356,451
     Weighted average borrowing rate              -            2.36%                 -              -            2.36%
     Weighted average remaining                                                                     -
     maturity days                                -               23                 -                              23
     Estimated fair value of assets                                                                 -
     pledged                                      -         $372,071                $-                        $372,071

   Commercial Mortgage Loan Pools
     Outstanding Borrowings                    $773                -        $1,294,058              -       $1,294,830
     Weighted average borrowing rate          3.61%                -             3.76%              -            3.76%
     Weighted average remaining                                                                     -
     maturity days                              189                -             2,587                           2,585
     Estimated fair value of assets                                                                 -
     pledged                                 $1,339                -        $1,312,045                      $1,313,384

   Commercial Real Estate Loans
     Outstanding Borrowings                $141,601                -                 -              -         $141,601
     Weighted average borrowing rate          3.47%                -                 -              -            3.47%
     Weighted average remaining                                    -                 -              -
     maturity days                              222                                                                222
     Estimated fair value of assets                                -                 -              -
     pledged                               $211,566                                                           $211,566

*    $15.054 of the Company's CDO debt is the financing of CDO bonds that the Company has chosen not to sell and financed under its lines of credit.



At December 31, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                                   Reverse            Commercial                                Total
                                Lines of          Repurchase        Mortgage Loan       Collateralized     Collateralized
                                 Credit           Agreements            Pools          Debt Obligations      Borrowings
                             ---------------- ------------------- ------------------- ------------------- ------------------
        Within 30 days                 $   -            $605,944                  $-              $    -           $605,944
        31 to 59 days                      -               7,925                   -                   -              7,925
        Over 60 days                 163,676              26,806           1,294,058           1,067,967          2,552,507
                             ---------------- ------------------- ------------------- ------------------- ------------------
                                    $163,676            $640,675          $1,294,058          $1,067,967         $3,166,376
                             ================ =================== =================== =================== ==================

As of December 31, 2004, $73,651 of the Company's $200,000 Deutsche Bank Facility was available for future borrowings and $50,473 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.




Certain information with respect to the Company's collateralized borrowings at December 31, 2003 is summarized as follows:

                                                                  Reverse                               Total
                                                  Lines of       Repurchase     Collateralized      Collateralized
                                                   Credit        Agreements     Debt Obligations      Borrowings
                                                ------------  ---------------- -----------------  ----------------
   Commercial Real Estate Securities
       Outstanding Borrowings                        $67,226          $360,629          $684,970        $1,112,825
       Weighted average borrowing rate                 2.26%             1.46%             6.60%             4.68%
       Weighted average remaining maturity days          562                17             3,033             1,906
       Estimated fair value of assets pledged       $110,652          $423,244          $770,575        $1,304,471

   Residential Mortgage-Backed Securities
       Outstanding Borrowings                              -          $688,006                 -          $688,006
       Weighted average borrowing rate                     -             1.12%                 -             1.12%
       Weighted average remaining maturity days            -                24                 -                24
       Estimated fair value of assets pledged              -          $714,296                 -          $714,296

   Real Estate Joint Ventures
       Outstanding Borrowings                           $513                 -                 -              $513
       Weighted average borrowing rate                 3.12%                 -                 -             3.12%
       Weighted average remaining maturity days          212                 -                 -               212
       Estimated fair value of assets pledged         $2,750                 -                 -            $2,750

   Commercial Real Estate Loans
       Outstanding Borrowings                        $22,197                 -                 -           $22,197
       Weighted average borrowing rate                 2.79%                 -                 -             2.79%
       Weighted average remaining maturity days          254                 -                 -               254
       Estimated fair value of assets pledged        $33,206                 -                 -           $33,206




At December 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                                                                                        Total
                           Lines of      Reverse Repurchase     Collateralized      Collateralized
                            Credit           Agreements        Debt Obligations       Borrowings
                         -------------- --------------------- ------------------- ----------------
        Within 30 days           $   -            $1,048,635              $    -       $1,048,635
        31 to 59 days                -                     -                   -                -
        Over 60 days            89,936                     -             684,970          774,906
                         -------------- --------------------- ------------------- ----------------
                               $89,936            $1,048,635            $684,970       $1,823,541
                         ============== ===================== =================== ================


As of December 31, 2003, $102,594 of the Company's $185,000 Deutsche Bank Facility was available for future borrowings and $67,470 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.

Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. The Company maintains adequate liquidity to meet such calls.


Risks

Risk is an inherent part of investing in high yielding commercial real estate debt. Risk management is considered to be of paramount importance to the Company's day-to-day operations. Consequently, the Company devotes significant resources across all its operations to the identification, measurement, monitoring, management and analysis of risk.

Risks related to our manager

         Conflicts of interest of the Manager may result in decisions that do not fully reflect stockholders' best interests.

         The Company and the Manager have common officers and directors, which may present conflicts of interest in the Company's dealings with the Manager and its affiliates, including the Company's purchase of assets originated by such affiliates. For example, the Company may purchase certain mortgage assets from PNC Bank, an affiliate of PNC Bancorp, Inc. which owns approximately 71% of the outstanding capital stock of the Manager's parent company, BlackRock, Inc as of December 31, 2004.

         The Manager and its employees may engage in other business activities that could reduce the time and effort spent on the management of the Company. The Manager also provides services to real estate investment trusts ("REITs") not affiliated with us. As a result, there may be a conflict of interest between the operations of the Manager and its affiliates in the acquisition and disposition of mortgage assets. In addition, the Manager and its affiliates may from time to time purchase mortgage assets for their own account and may purchase or sell assets from or to the Company. For example, BlackRock Realty Advisors, Inc., a subsidiary of the Manager, provides real estate equity and other real estate related products and services in a variety of strategies to its institutional investor client base. In doing so, it purchases real estate that may underlie the real estate loans and securities the Company acquires, and consequently depending on the factual circumstances involved, there may be conflicts between the Company and those investors. Such conflicts may result in decisions and allocations of mortgage assets by the Manager, or decisions by the Manager's affiliates, that are not in the Company's best interests.

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


Risks related to our business

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

         The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and borrowing costs. The Company funds a substantial portion of its assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. The Company anticipates that, in most cases, the income from its assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company's net income. Increases in these rates tend to decrease the Company's net income and market value of the Company's net assets. Interest rate fluctuations that result in the Company's interest expense exceeding interest income would result in the Company incurring operating losses.

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

         The Company's assets include subordinated CMBS which are subordinate in right of payment to more senior securities.

         The Company's assets include a significant amount of subordinated CMBS, which are the most subordinate class of securities in a structure of securities secured by a pool of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. The Company may not recover the full amount or, in extreme cases, any of its initial investment in such subordinated interests. Additionally, market values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior interests. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquidity of investment.

         The Company's assets include mezzanine loans which have greater risks of loss than more senior loans.

         The Company's assets include a significant amount of mezzanine loans that involve a higher degree of risk than long-term senior mortgage loans. In particular, a foreclosure by the holder of the senior loan could result in the mezzanine loan becoming unsecured. Accordingly, the Company may not recover some or all of its investment in such a mezzanine loan. Additionally, the Company may permit higher loan to value ratios on mezzanine loans than it would on conventional mortgage loans when the Company is entitled to share in the appreciation in value of the property securing the loan.

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

         Commercial and multifamily property values and net operating income derived from are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by plant closings, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property's owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

         Leveraging the Company's investments may increase the Company's exposure to loss.

         The Company leverages its investments and thereby increases the volatility of its income and net asset value that may result in operating or capital losses. If borrowing costs increase, or if the cash flow generated by the Company's assets decreases, the Company's use of leverage will increase the likelihood that the Company will experience reduced or negative cash flow and reduced liquidity.

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

Operating Policies

The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to ensure that the Company meets the requirements for qualification as a REIT under the Code and is excluded from regulation as an investment company. Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT provisions of the Code, as amended. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act.

In order to maintain the Company's REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year. The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

The Company's unaffiliated directors review all transactions on a quarterly basis to ensure compliance with the Company's operating policies and to ratify all transactions with PNC Bank (an affiliate of the Manager) and its affiliates, except that the purchase of securities from PNC Bank and its affiliates require prior approval. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith, and other matters relating to the Company's investments.

Regulation

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive, and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Substantially all of the Company's interests in RMBS are Qualifying Interests.

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

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, modification of (i) the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests or
(ii) the Company's business plan to register as an investment company would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's short-term borrowings), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain recession of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

Management Agreement

The Company is managed pursuant to a management agreement, dated March 27, 1998, between the Company and the Manager (the "Management Agreement"), and pursuant to which the Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based upon GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, advised the Board of Directors in the 2002 renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation that would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, was greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP earnings and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provided for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's common stock per share ($11.37 as of December 31, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 10, 2004, the members of the Company's Board of Directors who are not affiliated with the Manager approved an extension of the Company's management agreement with the Manager for one additional year through March 31, 2006. The terms of the extended agreement did not change.

During the third quarter of 2003, the Manager agreed to reduce its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

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

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with the Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

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

Website

The Company's website address is www.anthracitecapital.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Nominating and Corporate Governance Committees of the Board of Directors and its Codes of Ethics, as well as its corporate governance guidelines. Copies in print of these documents are available upon request to the Secretary of the Company at the address indicated on the cover of this report. To communicate with the Board of Directors electronically, the Company has established an e-mail address, anthracitebod@blackrock.com, to which stockholders may send correspondence to the Board of Directors or any such individual directors or group or committee of directors.


ITEM 2.  PROPERTIES

The Company does not maintain an office and owns no real property. It does not pay rent and utilizes the offices of the Manager, located at 40 East 52nd Street, New York, New York 10022.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 2004 there were no pending legal proceedings of which the Company was a defendant or of which any of its property was subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock has been listed and traded on the New York Stock Exchange under the symbol "AHR" since the initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's Common Stock and the dividends declared by the Company with respect to the periods indicated as were traded during these respective time periods.

                                                                       Dividends
2003                                 High       Low      Last Sale     Declared

First Quarter...................     12.04      10.27       11.44        .35
Second Quarter..................     12.89      11.00       12.06        .35
Third Quarter...................     12.55      9.26        9.65         .28
Fourth Quarter..................     11.30      9.50        11.07        .28

2004
First Quarter...................     13.01      10.52       12.73        .28
Second Quarter..................     13.00      10.51       11.98        .28
Third Quarter...................     12.14      10.50       11.12        .28
Fourth Quarter..................     12.69      11.05       12.36        .28


On March 4, 2005, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $11.95. As of March 4, 2005, there were approximately 1,114 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                                                   Weighted
                                                                    Average
                                                 Shares         Exercise Price
                                              --------------    ---------------

Outstanding at January 1, 2004                  1,468,351            $14.75
Granted                                             5,000             11.81
Exercised                                         (30,000)             8.44
Cancelled                                         (25,500)            15.00
                                              --------------

Outstanding at December 31, 2004                1,417,851            $14.87
                                              ==============
Options exercisable at December 31, 2004        1,417,851            $14.87
                                              ==============

Weighted-average fair value of
         options granted during the
         year ended December 31, 2004
         (per option)                          $    0.36
                                              ==============

Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2004 were 774,502.


ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".


                                          For the Year  For the Year    For the Year    For the Year   For the Year
                                             Ended           Ended          Ended          Ended           Ended
                                          December 31,   December 31,   December 31,    December 31,   December 31,
                                              2004           2003           2002            2001           2000
---------------------------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Operating Data:
Total income                                   $203,866     $163,778       $162,445      $131,220        $97,642
Interest expense                                128,166       83,249         65,018        59,400         51,112
Other operating expenses                         12,383       11,707         14,850        12,736          9,727
Other gains (losses) (1)                        (20,125)     (77,464)       (28,949)         (910)         2,523
Cumulative transition adjustment (2)                -              -          6,327        (1,903)             -
Net income (loss)                                43,192       (8,642)        59,955        56,271         39,326
Net income (loss) available to common
stockholders                                     25,768      (16,386)        54,793        47,307         32,261

Per Share Data:
Net income (loss):
    Basic                                          0.50        (0.34)          1.18          1.41           1.37
    Diluted                                        0.50        (0.34)          1.18          1.35           1.28
Dividends declared per common share                1.12         1.26           1.40          1.29           1.17

Balance Sheet Data:
Total assets                                  3,729,134    2,398,846      2,640,558     2,627,203      1,033,651
Long-term obligations                         3,215,396    1,981,416      2,234,342     2,244,088        791,397
Total stockholders' equity                      513,738      417,430        406,216       383,115        242,254


(1) Other gains (losses) for the year ended December 31, 2004 of $(20,125) consist primarily of $(26,018) related to impairments on assets and a loss of $(11,464) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2003 of $(77,464) consist primarily of a loss of $(32,426) related to impairments on assets and a loss of $(38,206) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2002 of $(28,949) consist primarily of a loss of $(10,273) related to impairments on assets, a loss of $(29,255) related to securities held-for-trading, and a gain of $11,391 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2001 of $(910) consist primarily of a loss of $(5,702) related to impairments on assets, a loss of $(2,604) related to securities held-for-trading, and a gain of $7,401 related to the sale of securities available-for-sale.
(2) The cumulative transition adjustment represents the Company's adoption of SFAS No. 142 and SFAS 133 for the years ended December
         31, 2002 and 2001, respectively.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share and per share amounts.

General

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that invests in high yielding commercial real estate debt. The Company commenced operations on March 24, 1998.

The Company's primary focus is to invest in a diverse portfolio of commercial real estate loans and commercial mortgage-backed securities ("CMBS"). The CMBS that the Company purchases are fixed income instruments similar to bonds that carry an interest coupon and stated principal. The cash flow used to pay the interest and principal on the CMBS comes from a designated pool of first mortgage loans on commercial real estate (the "Underlying Loans"). Underlying Loans are usually originated by commercial banks or investment banks and are secured by a first mortgage on office buildings, retail centers, apartment buildings, hotels and other types of commercial real estate. A typical loan pool may contain several hundred loans with principal amounts of as little as $1,000 to over $100,000. The pooling concept also permits significant geographic diversification. Converting loans into CMBS in this fashion allows investors to purchase these securities in global capital markets and to participate in the commercial real estate sector with significant diversification among property types, sizes and locations in one fixed income investment.

The type of CMBS issued from a typical loan pool is generally broken down by credit rating. The highest rated CMBS will receive payments of principal first and is therefore least exposed to the credit performance of the Underlying Loan. These securities will carry a credit rating of AAA and will be issued with a principal amount that represents some portion of the total principal amount of the Underlying Loan pool.

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower.) As the last to receive principal these CMBS are also the first to absorb any credit losses incurred in the Underlying Loan pool. The principal amount of these below investment grade classes generally represents 3.0-5.0% of the principal of the Underlying Loan pools. The investor that owns the lowest rated, or non-rated, CMBS class is designated as the controlling class representative for the underlying loan pool. This designation allows the holder to assert a significant degree of control over any workouts or foreclosures of defaulted Underlying Loans. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class which is the first to absorb losses.

The Company's high yield commercial real estate loan strategy is based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In this case the principal amount of a single loan is separated into a senior interest ("A note") and a junior interest ("B note"). Prior to a borrower default, the A note and the B note receive principal and interest pari passu; however after a borrower default, the A note would receive its principal and interest first and the B note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B note holder generally has certain rights to control workouts or foreclosures. The Company invests in B notes as they provide higher yields with a degree of control over dispositions.

The Company also invests in mezzanine loans on commercial real estate. The ownership interests in an entity that owns real estate secure mezzanine loans. These loans are generally subordinated to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $341,800,000 of assets under management as of December 31, 2004. The Company believes that the trend toward highly structured investment products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with the Manager, the Company can source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

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

During the third quarter of 2004, the Company completed its repositioning into commercial real estate assets. As of December 31, 2004, CMBS and commercial real estate loans represent 90% of portfolio assets while residential mortgage-backed securities ("RMBS") represent 10%. During 2004, exclusive of its investment in the Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II"and collectively with Carbon I, the "Carbon Capital Funds") and the commercial mortgage loan pools, the Company acquired commercial real estate assets with a market value of $638,632, comprised primarily of $151,094 of below investment grade CMBS, $120,423 of investment grade CMBS, $67,507 of investment grade REIT debt, and $227,773 of high yield commercial real estate loans.

The table below is a summary of the Company's investments by asset class for the last five years:


                                                           Carrying Value as of December 31,
                                 2004                   2003                  2002                  2001                 2000
                          Amount         %        Amount       %        Amount       %       Amount        %      Amount       %
                      -------------------------------------------------------------------------------------------------------------

Commercial real
estate securities     $   1,623,939    44.6%    $1,393,010   62.8%     $ 894,345   35.9%     $453,953    20.8%   $412,435    42.6%
Commercial mortgage
loan pools                1,312,045    36.1              -       -             -       -            -        -          -        -
Commercial real
estate loans(1)             329,930     9.1         97,984     4.4        88,926     3.6      159,738      7.3    163,541     16.9
RMBS                        372,071    10.2        726,717    32.8     1,506,450    60.5    1,570,009     71.9    337,222     34.9
U.S. Treasury
securities                        -       -              -       -             -       -            -        -     54,043      5.6
                      -------------------------------------------------------------------------------------------------------------

Total                 $   3,637,985   100.0%    $2,217,711   100.0%   $2,489,721   100.0%  $2,183,700    100.0%  $967,241   100.0%
                      =============================================================================================================


(1) Includes real estate joint ventures and an equity investment.

As of December 31, 2004, the Company owns 16 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rate or non-rated CMBS class. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The Company divides its below investment grade CMBS investment activity into two portfolios: Controlling Class CMBS and other below investment grade CMBS.

Commercial Mortgage Loan Pools and Commercial Real Estate Securities Portfolio Activity

The Company continues to increase its investments in commercial real estate securities. Commercial real estate securities include CMBS, investment grade real estate investment trusts ("REIT") debt and collateralized debt obligation ("CDO") investments. During the year ended December 31, 2004, the Company increased its commercial real estate securities portfolio by 19% from $1,366,508 to $1,623,939. This increase was primarily attributable to the purchase of subordinated CMBS and investment grade CMBS that have a market value as of December 31, 2004 of $133,760 and $84,702, respectively.

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this trust. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, Financial Accounting Standards Board ("FASB") interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") requires the Company to consolidate the net assets and results of operations of the trust.

The CMBS securities acquired by the Company had a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter of 2004 the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of December 31, 2004, the CMBS securities owned by the Company have a par value of $35,495.

The debt associated with the real estate mortgage investment conduit ("REMIC") trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. As of December 31, 2004, the consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 3.7:1 to 6.2:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of loans that are shadow rated A2 or better by Moody's Investors Service, Inc. and AA by Standard & Poor's Rating Group, a division of The McGraw-Hill Companies, Inc. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance. For income recognition purposes, the Company accounts for the unrated commercial mortgage loans in the pool as a single asset based on common credit risk characteristics.

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

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also fully hedged to protect the Company from an increase in short-term interest rates. As of December 31, 2004, over 86% of the market value of the Company's subordinated CMBS assets are match funded in the Company's CDOs in this manner.

The Company's first CDO transaction ("CDO I") was issued as Anthracite CDO 2002 CIBC-1 and closed on May 15, 2002. The Company issued $403,633 of debt secured by a portfolio of commercial real estate securities with a total par of $515,880 and an adjusted purchase price of $431,995.

On December 10, 2002, the Company issued another $280,607 of debt through Anthracite CDO 2002-2 secured by a separate portfolio of commercial real estate securities with a par of $313,444 and an average adjusted purchase price of $289,197. Included in the Company's second collateralized debt obligation ("CDO II") was a ramp facility that was utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS. The Company utilized the ramp in February 2003 and July 2003, to contribute $30,000 of par of CSFB 03-CPN1 and $20,000 of par of GECMC 03-C2, respectively. In July 2004, the Company issued a bond with a par of $12,850 from CDO II. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%.

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. Included in CDO III was a $50,000 ramp facility that was fully utilized as of December 31, 2004.

The Company retained 100% of the equity of CDOs I, II and III and recorded the transactions on its consolidated financial statements as secured financing.


                Collateral as of December 31, 2004            Debt as of December 31, 2004
            --------------------------------------------------------------------------------
              Adjusted Purchase                           Adjusted Issue    Weighted Average
                    Price         Loss Adjusted Yield         Price          Cost of Funds *     Net Spread
            -----------------------------------------------------------------------------------------------
CDO I             $434,661                 8.89%         $405,377               7.21%              1.68%
CDO II             324,324                 7.80%          293,167**             5.79%              2.01%
CDO III            377,154                 7.09%          369,422**             5.03%              2.06%
-----------------------------------------------------------------------------------------------------------
Total **        $1,136,139                 7.98%       $1,067,967               6.06%              1.91%


* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $10,000 of par of CDO II debt rated BB and $13,069 of par of CDO III debt rated BB.

The following table details the par, fair market value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2004:

                                                                          Adjusted
                                                 Fair Market    Dollar     Purchase      Dollar      Loss Adjusted
                                     Par            Value       Price        Price        Price          Yield
                               --------------------------------------------------------------------------------
Investment grade CMBS               $145,420      $146,467      100.72      $150,612      103.57         4.59%
Investment grade REIT debt            43,885        43,291       98.65        44,274      100.89         5.34%
CMBS rated BB+ to B                   93,455        73,158       78.28        71,329       76.32         8.22%
CMBS rated B- or lower                74,740        14,833       19.85        16,120       21.57        11.00%
CDO Investments                      203,182        19,837        9.76        19,450        9.57        56.65%
CMBS Interest Only securities
("IOs")                            3,712,604       125,246        3.37       122,379        3.30         7.31%
Project Loans                         23,082        23,649      102.46        24,092      104.38         5.65%
                               --------------------------------------------------------------------------------
Total                             $4,296,368      $446,481       10.39      $448,257       10.43         8.53%


The following table details the par, fair market value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2003:

                                                                                Adjusted
                                                    Fair Market     Dollar      Purchase     Dollar    Loss Adjusted
                                         Par            Value        Price        Price       Price        Yield
                               ----------------------------------------------------------------------------------
Investment grade CMBS                  $277,276       $268,593       96.87      $272,853       98.40        4.9%
Investment grade REIT debt               29,000         29,567      101.95        30,210      104.17        5.0%
CMBS rated BB+ to B                     186,217        133,868       71.89       150,775       80.97        8.9%
CMBS rated B- or lower                  304,358         80,680       26.51       107,653       35.37       12.6%
CMBS IOs                              2,623,456         84,493        3.22        83,704        3.19        7.5%
Other CMBS                               20,266         20,142       99.39        20,264       99.99        5.7%
                               ----------------------------------------------------------------------------------
Total                                $3,440,573       $617,343       17.94      $665,459       19.34        7.4%


On November 9, 2004, the Company closed its fourth collateralized debt obligation ("CDO HY1") secured by a portfolio of below investment grade CMBS with an average rating of CCC. The CMBS portfolio was carried at fair market value of $109,933 on the Company's consolidated statement of financial condition based on price quotes received from third parties. The transaction was accounted for as a sale under relevant accounting guidelines. The Company received cash proceeds of $140,425 as well as all of the CDO HY1 preferred shares that had a fair market value of $15,885 as of December 31, 2004. The transaction raised re-investable proceeds of $95,799. The following table summarizes the impact of this transaction on fourth quarter 2004 results and per share amounts:

Realized gain at closing of CDO HY1                        $14,769    $0.28
Realized gain from subsequent sale of A- tranche             1,825     0.03
Increase in accumulated other comprehensive income          29,782     0.56
                                                        ----------- ----------
Total book value impact                                    $46,376    $0.87
                                                        =========== ==========

Below Investment Grade CMBS and Underlying Loan Performance

The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The Company's other below investment grade CMBS have no rights associated with its ownership to control the workout and/or disposition of underlying loan defaults; however, these investments are not the first to absorb losses in the underlying pools. The coupon payment on the non-rated security can also be reduced for special servicer fees charged to the trust. The next highest rated security in the structure will then generally be downgraded to non-rated and become the first to absorb losses and expenses from that point on.

During 2004, the Company acquired $39,597 of par of other below investment grade CMBS and $239,290 of par of new Controlling Class CMBS. The total par of the Company's other below investment grade CMBS at December 31, 2004 was $332,225; the average credit protection, or subordination level, of this portfolio is 5.91%. The total par of the Company's subordinated Controlling Class CMBS securities at December 31, 2004 was $631,649 and the total par of the loans underlying these securities was $18,580,729.

The Company's investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2004 is as follows:

                                            Adjusted
                   Fair Market    Dollar    Purchase      Dollar   Subordination
           Par        Value       Price       Price        Price       Level
       -------------------------------------------------------------------------
BB+     $129,493    $ 122,294     $94.44     $112,754    $ 87.07      6.50%
BB        76,575       65,610      85.68       61,602      80.45      4.73%
BB-      118,144       91,919      77.80       90,307      76.44      4.16%
B+        61,604       40,409      65.59       40,951      66.48      2.88%
B        171,093      106,455      62.22      102,893      60.14      2.64%
B-         7,809        4,478      57.35        4,552      58.29      1.41%
CCC       19,326        4,360      22.56        6,573      34.01      1.38%
NR        47,605        5,984      12.57        4,996      10.49       n/a
       -------------------------------------------------------------------------
Total   $631,649    $ 441,509     $69.90      $424,628   $ 67.23


During 2004, one of the Company's Controlling Class securities was upgraded from BB+ to BBB and is not included in the chart above.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2003 is as follows:


                                                       Adjusted
                        Fair Market        Dollar      Purchase      Dollar   Subordination
                Par         Value           Price        Price        Price        Level
         ------------------------------------------------------------------------------------
   BB+   $     84,503   $   73,766       $  87.29      $ 72,680    $  86.01          7.54%
   BB          89,945       75,349          83.77        76,842       85.43          6.04%
   BB-        101,393       71,285          70.31        81,036       79.92          5.12%
   B+          44,314       28,904          65.22        31,179       70.36          3.43%
   B          182,119      105,061          57.69       133,718       73.42          3.06%
   B-          83,296       34,160          41.01        51,935       62.35          1.54%
   CCC+        11,924        5,595          46.92         7,129       59.78          1.53%
   CCC         70,273       13,375          19.03        22,844       32.51          1.23%
   C            8,940        2,531          28.31         2,734       30.58          0.62%
   NR         129,925       25,003          19.24        23,011       17.71            n/a
         ------------------------------------------------------------------------------------
   Total     $806,632   $  435,029        $ 53.93      $503,108     $ 62.37
         ------------------------------------------------------------------------------------

During 2004, servicers reduced the par amount of the Company's Controlling Class CMBS in the amount of $32,157. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issue Task Force ("EITF") 99-20. Also during 2004, the loan pools were paid down by $451,662. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 2.02% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 6% over the life of the portfolio and an average assumed loss severity of 35% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring.

During 2004, the Company completed a detailed re-underwriting of its 1998 vintage Controlling Class CMBS. Upon completion, the Company determined that the Company's portfolio contained six 1998 vintage CMBS securities in four separate CMBS transactions that required impairment charges at December 31, 2004 following the application of EITF 99-20. As a result, the Company recorded a loss on impairment of assets of $26,018 in the fourth quarter of 2004. A variety of factors influence updated yields for these securities, including magnitude of credit loss, timing of credit loss, prepayments and servicer advances. The magnitude of credit losses did not significantly change as a result of this process, as total loss expectations on the underlying loans moved from 2.06% to 2.04%. Changes in the timing of credit losses and prepayments caused updated yields on these securities to decline by a weighted average of 66 basis points. Market dislocations in 1998 caused disproportionate unrealized losses in market value on these securities based on price quotes received from third parties. The Company had recorded these unrealized losses as other comprehensive loss on its consolidated statement of financial condition since that time.

Based on current economic conditions and updated credit assumptions, the Company believes these 1998 vintage CMBS securities will be repaid in full and that the impairment charge of $25,355 with respect to five of the six securities will be reflected in income over the remaining life of the bonds. In addition, the Company increased underlying loan loss expectations on one non-rated security resulting in an impairment charge of $663.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, and 2004. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of December 31, 2004 are shown in the table below:

         Vintage Year    Underlying      Delinquencies         Lehman Brothers
                         Collateral       Outstanding           Conduit Guide
         ----------------------------------------------------------------------
            1998           $6,872,404            2.31%                  1.85%
            1999              691,576            1.80%                  2.46%
            2001              907,293            1.02%                  1.62%
            2002            1,179,256            0.52%                  0.64%
            2003            2,153,409               -                   0.24%
            2004            6,776,791               -                   0.04%
                     ----------------------------------------------------------
            Total         $18,580,729            1.01%*                 0.94%*

* Weighted average based on current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criteria will generally adjust for the lower delinquencies that occur in newly originated collateral. As of December 31, 2003, the Morgan Stanley index indicated that delinquencies on 243 securitizations were 2.47%, and as of December 31, 2004, this same index indicated that delinquencies on 286 securitizations were 1.74%. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 41 delinquent loans shown on the chart in Note 2 of the consolidated financial statements, 2 loans were real estate owned and being marketed for sale, no loans were in foreclosure, and the remaining 39 loans were in some form of workout negotiations. Aggregate realized losses of $22,911 were realized during year ended December 31, 2004. This brings cumulative realized losses to $74,976, which is 17.9% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of December 31, 2004 and for the two prior years are as follows:


                            12/31/04 Exposure          12/31/03 Exposure           12/31/02 Exposure
     ----------------------------------------------------------------------------------------------------
     Property Type       Loan Balance      % of                       % of                         % of
                                          Total        Loan Balance   Total     Loan Balance       Total
     ----------------------------------------------------------------------------------------------------
     Multifamily           $5,305,129      28.6%         $3,770,944   33.2%        $3,302,387      34.4%
     Retail                 6,026,472       32.4          3,446,371    30.4         2,704,952       28.1
     Office                 4,617,616       24.9          2,266,160    20.0         1,809,519       18.8
     Lodging                  915,369        4.9            786,920     6.9           834,854        8.7
     Industrial             1,272,583        6.8            713,942     6.3           589,044        6.1
     Healthcare               327,832        1.8            337,333     3.0           346,298        3.6
     Other                    115,728        0.6             25,611     0.2            29,743        0.3
                       ----------------------------------------------------------------------------------
     Total                $18,580,729       100%        $11,347,281    100%        $9,616,797       100%
                       ==================================================================================


As of December 31, 2004, the fair market value of the Company's holdings of Controlling Class CMBS is $16,881 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $26,921 and a gross unrealized loss of $10,040. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of December 31, 2004 represents approximately 67.2% of its par amount. The market value of the Company's Controlling Class CMBS portfolio as of December 31, 2004 represents approximately 69.9% of its par amount. As the portfolio matures, the Company expects to recoup the $10,040 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. As of December 31, 2004, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their market value and therefore the Company's net asset value. Reduced market value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the market value of the securities. During 2004 the Company experienced nine rating upgrades and four rating downgrades on its CMBS.

The Company's income calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") for its CMBS securities is computed based upon a yield, which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through December 31, 2004, the Company's GAAP income accrued on its CMBS assets was approximately $36,625 lower than the taxable income accrued on the CMBS assets.

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

The following table summarizes the Company's commercial real estate loan portfolio by property type as of December 31, 2004, 2003, and 2002:


                                             Loan Outstanding
                  -----------------------------------------------------------------------      Weighted Average
                     December 31, 2004       December 31, 2003       December 31, 2002              Coupon
  Property        ----------------------- ----------------------- ----------------------- --------------------------
    Type             Amount          %         Amount        %        Amount        %        2004     2003     2002
----------------- ------------ ---------- ------------ ---------- ------------ ---------- -------- -------- --------
Office              $  100,344      35.5%   $  57,381       76.4%   $   69,431      91.4%     9.3%     9.4%     9.5%
Residential             15,959       5.7        2,794        3.7         3,013       4.0     10.7      3.8      3.6
Retail                  61,316       21.7           -          -         3,500       4.6      6.6        -      4.6
Hotel                  104,678       37.1       14,951      19.9             -         -      7.2      6.6        -
                  ------------ ---------- ------------ ---------- ------------ ---------- -------- -------- --------
Total               $  282,297     100.0%   $   75,126     100.0%   $   75,944     100.0%     8.0%     8.6%     9.2%
                  ------------ ---------- ------------ ---------- ------------ ---------- -------- -------- --------


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

Securities Available-for-sale

The Company has designated certain investments in mortgage-backed securities, mortgage-related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Many of these investments are relatively illiquid, and management must estimate their values. In making these estimates, management generally utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management's judgment. Changes in the valuations do not affect the Company's reported net income or cash flows, but impact stockholders' equity and, accordingly, book value per share.

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value, through earnings. Significant judgment by management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's reported interest income on its mortgage securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with EITF 99-20. Accordingly, on a quarterly basis, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

As a result of the closing of CDO I at the end of the first quarter 2002, the Company reclassified all of its subordinated CMBS on its consolidated statement of financial condition from available-for-sale to held-to-maturity. The effect of this reclassification changed the accounting basis for these securities, prospectively, from fair market value to adjusted cost. However, in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), the interest rate swap agreements entered into by the Company to hedge the variable rate exposure of the debt of CDO I are required to be presented on the balance sheet at their fair market value. Accordingly, the Company determined that at December 31, 2002, and going forward, it would classify all of its subordinated CMBS as available-for-sale securities and record them at fair market value. This is consistent with the mark to market requirement for the CDO's interest rate swap agreements.

The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 at December 31, 2002 with the difference being recorded in other comprehensive income. Under the various CDO indentures, the collateral administrator to the CDO has an ongoing fiduciary obligation to monitor the credit risk of the collateral securities contributed to the CDO. The collateral administrator may sell collateral securities that have suffered a credit event (such as a rating downgrade) or, in the collateral administrator's reasonable business judgment, have a significant risk of declining in credit quality over time. The Company has concluded there are circumstances under the various CDO indentures that permit, and the reasonable exercise of business judgment would warrant, the sale of one or more securities outside the boundaries of paragraph 8(a) of SFAS No. 115. The circumstance causing the Company to change this classification was not considered a permitted circumstance as stated in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company's held-to-maturity classification has been tainted and the Company was prohibited from classifying any securities as held-to-maturity for a period of two years commencing December 31, 2002.

Securities Held-for-trading

The Company has designated certain other securities as held-for-trading. Securities held-for-trading are also carried at estimated fair value, with changes in fair value included in income. The valuations of these securities and the interest income recognized are subject to the same uncertainties as those discussed above.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans and are managed by the Manager. Management must periodically evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the opportunity funds.

Real Estate Joint Ventures

The Company makes investments in real estate entities over which the Company exercises significant influence, but not control. The real estate held by such entities must be regularly reviewed for impairment, and would be written down to its estimated fair value, through earnings, if impairment were determined to exist. This review involves assumptions about the future operating results of the real estate and market factors, all of which are subjective and difficult to predict. To date, the Company has determined that none of the real estate held by its joint ventures is impaired.

Derivative Instruments

The Company utilizes various hedging instruments (derivatives) to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related Company investments. All derivatives are carried at fair value, generally estimated by management based on valuations provided by the counterparty to the derivative contract. For accounting purposes, the Company's management must decide whether to designate these derivatives as either a hedge of an asset or liability, securities available-for-sale, securities held-for-trading, or foreign currency exposure. This designation decision affects the manner in which the changes in the fair value of the derivatives are reported.

Impairment - Securities

In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, under EITF 99-20, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of an impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R during the year ended December 31, 2005. The Company has determined that this statement will not impact the Company's consolidated financial statements, as there are no unvested options as of December 31, 2004 and the Company already applies the fair value method to all newly-issued options.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for the year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests").

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity that either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities ("SPEs"), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

The Company's ownership of the subordinated classes of CMBS from a single issuer where it maintains the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS") are variable interests in SPEs which have been deemed VIEs and therefore subject to the FIN 46R consolidation criteria. Provided in Paragraph 4(d) of FIN 46R, are exceptions to the consolidation of VIE's specifically, that an enterprise that holds variable interests in a qualifying special-purpose entity ("QSPE") shall not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate or change the entity so that it not longer meets the conditions in paragraph 25 or 35 of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to FIN 46R, the Company's management has concluded that the trusts holding its Controlling Class CMBS (except for LBUBS 2004-C2) are QSPEs and accordingly, the Company did not consolidate these trusts. The Controlling Class CMBS that have been deemed VIEs are detailed below. The Company's actual loss from its Controlling Class CMBS investments is limited to the amounts invested in such securities and further limited to such amounts not financed in its non-recourse CDOs. The fair value of the subordinated Controlling Class securities financed in the CDOs is $380,063; the total fair value of the Company's subordinated Controlling Class CMBS is $441,509 (See Note 3 of the consolidated financial statements for further discussion of LBUBS 2004-C2).

The table below details the purchase date, par of the Company's Controlling Class securities and the entire par of each Controlling Class issuance owned by the Company as of December 31, 2004.


         Controlling Class          Purchase Date          Par Held by the      Total CMBS Issued
         Securities                                        Company
         ------------------------------------------------------------------------------------------
         Unconsolidated
         CMAC 1998-C1               July 1998                       $47,786             $1,192,239
         CMAC 1998-C2               September 1998                   88,140              2,891,309
         DLJCM 1998-CG1             June 1998                        65,747              1,564,253
         GMAC 1998-C1               April 1998                       24,737              1,438,000
         LBCMT 1998-C1              May 1998                        100,000              1,727,818
         PNCMA 1999-CM1             November 1999                    18,059                760,414
         LBUBS 2002-C2              October 2004                     30,060              1,210,453
         CSFB 2001-CK6              December 2001                    48,115                939,182
         CSFB 2003-CPN1             February 2003                    39,759              1,006,389
         GECMC 2003-C2              July 2003                        38,450              1,183,080
         BACM 2004-1                March 2004                       24,705              1,327,183
         JPMCC 2004-PNC1            June 2004                        21,949              1,097,416
         BACM 2004-3                July 2004                        23,103              1,253,168
         GMACC 2004-C2              August 2004                      22,177                933,735
         BACM 2004-6                December 2004                    38,862                956,589
                                                           ----------------------------------------
         Total Unconsolidated                                $      631,649       $     19,481,228
                                                           ========================================

         Consolidated
         LBUBS 2004-C2              April 2004                       35,495              1,237,113
                                                           ----------------------------------------
         Total Consolidated                                 $        35,495       $      1,237,113
                                                           ========================================
         Total Controlling Class CMBS                       $       667,144       $     20,718,341
                                                           ========================================

Results of Operations

Net income for the year ended December 31, 2004 was $43,192, or $0.50 per share (basic and diluted). Net loss for the year ended December 31, 2003 was $(8,642), or $(0.34) per share (basic and diluted). Net income for the year ended December 31, 2002 was $59,995, or $1.18 per share (basic and diluted).

Interest Income: The following table sets forth information regarding the total amount of income from certain of the Company's interest-earning assets and the resulting average yields. Information is based on monthly average adjusted cost basis during the period.


                                                    For the Year Ended December 31, 2004
                                          --------------------------------------------------------
                                              Interest           Average           Annualized
                                               Income            Balance             Yield
                                          ----------------- ------------------ -------------------
Commercial real estate securities                 $123,860         $1,660,425               7.46%
Commercial mortgage loan pools                      39,672            987,481               4.02%
Commercial real estate loans                        11,896            105,305              11.30%
Residential mortgage-backed securities              18,901            543,257               3.48%
("RMBS")
Cash and cash equivalents                              638             48,428               1.32%
                                          ----------------- ------------------ -------------------
Total                                             $194,967         $3,344,896               5.83%
                                          ================= ================== ===================



                                                     For the Year Ended December 31, 2003
                                          --------------------------------------------------------
                                              Interest           Average           Annualized
                                               Income            Balance             Yield
                                          ----------------- ------------------ -------------------
Commercial real estate securities                  $98,113         $1,128,689               8.69%
Commercial real estate loans                         5,875             56,344              10.43%
RMBS                                                54,504          1,312,641               4.15%
Cash and cash equivalents                              964             73,326               1.13%
                                          ----------------- ------------------ -------------------
Total                                             $159,456         $2,571,000               6.20%
                                          ================= ================== ===================



                                                          For the Year Ended December 31, 2002
                                               ------------------------------------------------------------
                                                    Interest            Average            Annualized
                                                     Income             Balance              Yield
                                               ------------------------------------------------------------
Commercial real estate securities                     $72,205            $730,391               9.89%
Commercial real estate loans                           13,997             128,385              10.90%
RMBS                                                   72,524           1,392,389               5.21%
Cash and cash equivalents                               1,473              95,996               1.53%
                                               ------------------------------------------------------------
Total                                                $160,199          $2,347,161               6.83%
                                               ============================================================



The following chart reconciles interest income and total income for the years ended December 31, 2004, 2003 and 2002.


                                                         For the Years Ended December 31,
                                                       2004            2003            2002
                                                 -------------------------------------------------
Interest Income                                           $194,967       $159,456        $160,199
Earnings from real estate joint ventures                     1,097            955           1,044
Earnings from equity investments                             7,060          3,367           1,202
Other income                                                   742              -              -
                                                 -------------------------------------------------
Total Income                                              $203,866       $163,778        $162,445
                                                 =================================================


At the end of the third quarter of 2003, the Company decided to accelerate its strategic reduction of RMBS due to the volatility of interest rates and structural changes in the RMBS market. As a result, the source of a significant portion of the Company's income has shifted from RMBS to commercial real estate assets. The Company completed its repositioning into commercial real estate assets during the third quarter of 2004.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period; the collateralized debt obligations for the year ended December 31, 2004 and 2003 includes the cost of hedging those transactions.

                                         For the Year Ended December 31, 2004
                                   ---------------------------------------------
                                    Interest          Average        Annualized
                                     Expense          Balance           Rate
                                   ------------   -------------    -------------
Collateralized debt obligations       $58,986         $969,586           6.08%
Commercial mortgage loan pools         37,527        1,297,057           2.89%
Reverse repurchase agreements          12,111          813,742           1.49%
Lines of credit and term loan           4,093          105,588           3.88%
                                   ------------   -------------    -------------
Total                                $112,717       $3,185,973           3.54%
                                   ============   =============    =============



                                         For the Year Ended December 31, 2003
                                   ---------------------------------------------
                                    Interest          Average        Annualized
                                     Expense          Balance           Rate
                                   ------------   -------------    -------------
Collateralized debt obligations      $ 44,226        $ 684,797         6.46%
Reverse repurchase agreements          18,614        1,460,049         1.27%
Lines of credit and term loan           2,325           45,199         5.14%
                                   ------------   -------------    -------------
Total                                $ 65,165      $ 2,190,045         2.98%
                                   ============   =============    =============



                                         For the Year Ended December 31, 2002
                                   ---------------------------------------------
                                    Interest          Average        Annualized
                                     Expense          Balance           Rate
                                   ------------   -------------    -------------
Collateralized debt obligations       $ 17,374          $ 263,242         6.60%
Reverse repurchase agreements           31,651          1,607,376         1.97%
Lines of credit and term loan            2,451             65,741         3.73%
                                   ------------   -------------    -------------
Total                                 $ 51,476        $ 1,936,359         2.66%
                                   ============   =============    =============


The foregoing interest expense amounts for the year ended December 31, 2004 do not include $1,015 of hedge ineffectiveness expense, as well as $14,434 of interest expense related to interest rate hedges outside of the CDOs. The foregoing interest expense amounts for the year ended December 31, 2003 do not include $706 of hedge ineffectiveness income, as well as $18,790 of interest expense related to interest rate hedges outside of the CDOs. The foregoing interest expense amounts for the year ended December 31, 2002 do not include hedge ineffectiveness income of $236, as well as $13,778 of interest expense related to interest rate hedges outside of the CDOs. See Note 15 of the consolidated financial statements, Derivative Instruments, for further description of the Company's hedge ineffectiveness.

The Company issued the first of its three consolidated CDOs in the second quarter of 2002. As the Company issued additional match funded liabilities, the source of the Company's interest expense shifted from reverse repurchase agreements and lines of credit to collateralized debt obligations. Additionally, during 2004 the Company acquired subordinated CMBS in a trust that, in accordance with FIN 46R, was required to be consolidated on the Company's financial statements, resulting in interest expense from commercial mortgage loan pools.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investments, hedge ineffectiveness, and the effect of the consolidation of the commercial mortgage loan pools.

                                        For the Year Ended December 31,
                                       2004          2003           2002
                                   ------------- -------------- --------------
      Interest income                $159,036      $159,456       $160,200
      Interest expense               $88,942        $83,930        $65,207
      Net interest margin              3.16%          3.08%          4.40%
      Net interest spread              2.45%          2.68%          4.05%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $8,956 for the year ended December 31, 2004 were comprised entirely of base management fees. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004. Management fees paid to the Manager of $9,411 for the year ended December 31, 2003 were comprised entirely of base management fees. Management fees paid to the Manager of $12,527 for the year ended December 31, 2002 were comprised of base management fees of $9,332 and incentive fees of $3,195. General and administrative expense of $3,427 for the year ended December 31, 2004, $2,296 for the year ended December 31, 2003, and $2,323 for the year ended December 31, 2002 were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. General and administrative fees for the year ended December 31, 2004 rose primarily due to an increase in professional fees related to Sarbanes-Oxley Act compliance and legal fees in connection with the Company's claim for a supplemental fee on a repaid commercial mortgage loan.

Other Gains (Losses): During the year ended December 31, 2004, the Company sold a portion of its securities available-for-sale for total proceeds of $503,898 resulting in a realized gain of $17,544. During the year ended December 31, 2003, the Company sold a portion of its securities available-for-sale for total proceeds of $1,466,552, resulting in a realized loss of $6,832. During the year ended December 31, 2002, the Company sold a portion of its securities available-for-sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391. The loss on securities held-for-trading of $11,464, $38,206, and $29,255 for the years ended December 31, 2004, 2003, and 2002, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and Agency securities, forward commitments to purchase or sell agency RMBS and hedges. The foreign currency loss of $187 and $812 for the years ended December 31, 2004 and 2002, respectively, relates to the Company's net investment in a commercial mortgage loan denominated in pounds sterling, a commercial mortgage loan denominated in euros, and associated hedging. The loss on impairment of assets of $26,018, $32,426, and $10,273, for the years ended December 31, 2004, 2003, and 2002, respectively, were related to the Company's write downs of Controlling Class CMBS and franchise loan backed securities.

Dividends Declared: During the year ended December 31, 2004, the Company declared dividends to stockholders totaling $58,208, or $1.12 per share, of which $43,287 was paid during the year and $14,921 was paid on February 1, 2005. During the year ended December 31, 2003, the Company declared dividends to common stockholders totaling $61,088, or $1.26 per share, of which $47,238 was paid during the year and $13,850 was paid on February 2, 2004. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.


Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at December 31, 2004 and December 31, 2003:


                                                         December                      December
                                                         31, 2004                      31, 2003
                                                        Estimated                      Estimated
                                                          Fair                           Fair
                Security Description                      Value        Percentage        Value      Percentage
  ------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  CMBS IOs                                               $ 125,246         7.1%        $84,493          4.7%
  Investment grade CMBS                                    389,813         22.1        333,454          18.5
  Non-investment grade rated subordinated
  securities                                               748,807         42.6        678,424          37.6
  Non-rated subordinated securities                          5,994          0.3         25,019           1.4
  Credit tenant lease                                       25,251          1.4         25,696           1.4
  Investment grade REIT debt                               285,341         16.2        219,422          12.1
  Project loans                                             23,650          1.3         26,502           1.4
  CDO investments                                           19,837          1.1              -             -
                                                     --------------------------------------------------------
       Total CMBS                                        1,623,939         92.1     $1,393,010          77.1
                                                     --------------------------------------------------------

  Single-family residential mortgage-backed
    securities:
  Agency adjustable rate securities                        112,139          6.4        180,381          10.0
  Agency fixed rate securities                                   -            -        222,500          12.3
  Residential CMOs                                           1,407          0.1          3,464           0.2
  Hybrid arms                                               25,606          1.5          6,645           0.4
                                                     --------------------------------------------------------
       Total RMBS                                          139,153          7.9        412,990          22.9
                                                     --------------------------------------------------------

                                                     ---------------------------------------------------------
  Total securities available-for-sale                   $1,763,092        100.0%    $1,806,000         100.0%
                                                     =========================================================


The decrease in RMBS is attributable to the Company's strategic reduction of the RMBS portfolio.

Borrowings: As of December 31, 2004 and 2003, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of December 31, 2004 and 2003, the Company obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit, term loans, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table sets forth information regarding the Company's collateralized borrowings:

                                                                              For the Year Ended
                                                                               December 31, 2004
                                                      --------------------------------------------------------------------
                                                              December 31,
                                                                  2004               Maximum                Range of
                                                                 Balance             Balance               Maturities
                                                      --------------------------------------------------------------------
CDO debt*                                                       $1,067,967          $1,068,210         6.9 to 9.1 years
Commercial mortgage loan pools                                   1,294,058          $1,298,984         3.1 to 9.8 years
Reverse repurchase agreements                                      640,675           1,148,306            4 to 143 days
Line of credit and term loan borrowings                            163,676             391,511          188 to 496 days
                                                      --------------------------------------------------------------------


                                                                             For the Year Ended
                                                                             December 31, 2003
                                                      --------------------------------------------------------------------
                                                               December 31,
                                                                  2003             Maximum                Range of
                                                                Balance            Balance               Maturities
                                                      --------------------------------------------------------------------
CDO debt*                                                         $684,970            $685,239         7.9 to 9.7 years
Reverse repurchase agreements                                    1,048,635           1,858,434             2 to 29 days
Line of credit and term loan borrowings                             89,936              89,936          100 to 562 days
                                                      --------------------------------------------------------------------

* Disclosed as adjusted issue price. Total par of the Company's CDO debt as of December 31, 2004 and 2003 was $1,081,418 and $699,553, respectively.

Hedging Instruments: From time to time, the Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration and short-term rate exposure. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company's assets and the cost of borrowing.

At December 31, 2004, the Company had no outstanding future contracts. At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts. At December 31, 2004 and 2003, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and a fair value of $694 and $1,114, respectively.

Swap agreements as of December 31, 2004 and 2003 consisted of the following:


                                                           As of December 31, 2004
                              -----------------------------------------------------------------------------------
                                  Notional      Estimated Fair      Unamortized    Average Remaining
                                   Value            Value               Cost          Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $452,600            $253               -               5.44
Trading swaps                         16,000             (5)               -               1.94
CDO cash flow hedges                 718,120        (11,262)               -               8.50
CDO timing swaps                     223,445             145               -               8.08


                                                           As of December 31, 2003
                              -----------------------------------------------------------------------------------
                                  Notional      Estimated Fair      Unamortized    Average Remaining
                                   Value            Value               Cost           Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $611,300       $(4,442)                -               6.53
Trading swaps                        308,000         1,513                 -               3.34
CDO cash flow hedges                 454,778       (23,651)                -               8.51
CDO timing swaps                     171,545            29                 -               8.61



The counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Societe Generale with ratings of AA-, A+, A+, A, and AA-, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

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

The Company finances itself with its common equity, follow-on common equity offerings, preferred stock offerings, secured term debt, committed financing facilities, and reverse repurchase agreements. An important part of the Company's risk analysis includes a thorough assessment of the financing alternatives in the context of the assets being financed.

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

Issuance of secured term debt is generally done through a CDO offering. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. With the exception of CDO HY1, these transactions are considered financings and the special purpose entities ("SPE") are fully consolidated on the Company's consolidated financial statements. Asset cash flows are generally matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as "match funding" or "term financing" the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer therefore permanent reductions in value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

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

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. In 2004, the Company issued 2,415,000 shares of common stock in a follow-on offering at $11.50 per share. During 2003, the Company did not issue any common stock in follow-on equity offerings. Additionally, for the years ended December 31, 2004 and 2003, respectively, the Company issued 1,084,619 and 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,691 and $21,134, respectively.

At December 31, 2004, the Company's collateralized borrowings had the following remaining maturities:


                                                    Reverse        Commercial      Collateralized         Total
                                   Lines of        Repurchase     Mortgage Loan         Debt          Collateralized
                                    Credit         Agreements        Pools          Obligations*        Borrowings
                                 -------------------------------------------------------------------------------------
Within 30 days                              $-       $605,944               $-               $-           $605,944
31 to 59 days                                -          7,925                -                -              7,925
60 days to less than 1 year            150,876         26,806                -                -            177,682
1 year to 3 years                       12,800              -                -                -             12,800
3 years to 5 years                           -              -                -                -                  -
Over 5 years                                 -              -        1,294,058        1,067,967          2,362,025
                                 ----------------------------------------------------------------------------------
                                      $163,676       $640,675       $1,294,058       $1,067,967         $3,166,376
                                 ==================================================================================

* Comprised of $405,377 of CDO debt with a weighted average remaining maturity of 7.29 years as of December 31, 2004 and $293,167 of CDO debt with a weighted average remaining maturity of 7.72 years as of December 31, 2004, and $369,422 of CDO debt with a weighted average remaining maturity of 8.39 years as of December 31, 2004.

In addition, the Company has no off-balance sheet financing arrangements.

Cash provided by (used in) the Company's operating activities totaled $135,948, $563,525 and $(787,464) for the years ended December 31, 2004, 2003 and 2002, respectively, primarily through net income, offset by purchases of trading securities in 2002.

Net cash flow (used in) provided by investing activities was $(110,901), $(232,268) and $516,542 for the years ended December 31, 2004, 2003 and 2002, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by significant sales of securities during 2002.

Net cash flow (used in) provided by financing activities was $(22,097), $(335,150) and $252,549 for the years ended December 31, 2004, 2003 and 2002, respectively, primarily to decrease short-term borrowings and pay dividends, offset by increases in collateralized debt obligations, and stock issuance. In addition, at the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") for $43,930. The Series B Preferred Stock was redeemed on May 6, 2004.


Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock. At the time of the CORE Cap acquisition, BlackRock Financial Management, Inc. (the "Manager") agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with the Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC Bank") and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, advised the Board in the 2002 renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation that would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, were greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP earnings and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provided for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of December 31, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 10, 2004, the members of the Company's Board of Directors who are not affiliated with the Manager approved an extension of the Company's management agreement with the Manager for one additional year through March 31, 2006. The terms of the extended agreement did not change.

During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

The Company incurred $8,956, $9,411, and $9,332 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2004, 2003, and 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $120, $66, and $14 for certain expenses incurred on behalf of the Company during 2004, 2003, and 2002, respectively.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Either party can cancel the agreement upon 60-day written notice. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the years ended December 31, 2004, 2003, and 2002, the Company paid administration fees of $174, $173, and $168, respectively.

The special servicer on 11 of the Company's 16 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. The Company's fees for Midland's services are at market rates.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of December 31, 2004 was $39,563. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On December 31, 2004, the Company owned approximately 20% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"), a private commercial real estate income opportunity fund managed by the Manager. On November 19, 2004 the Company entered into an additional $32,067 commitment to acquire shares in Carbon II. During 2004, the Company received capital call notices of $16,953. As of December 31, 2004, the Company's investment in Carbon II was $17,249 and the Company's remaining commitment to Carbon II is $45,114. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the market value of the Company's portfolio may increase. Changes in the market value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. As of December 31, 2004, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark to market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the market value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was 2.21 years based on reported GAAP book value as of December 31, 2004.

The Company's reported book value incorporates the market value of the Company's interest bearing assets but it does not incorporate the market value of the Company's interest bearing liabilities. The fixed rate interest bearing liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the value of these liabilities are not reflected in the Company's book value. The fixed rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by approximately 4.74 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.48 year. The Company's reported book value is not reduced by these liabilities and therefore is approximately 5.22 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At December 31, 2004, economic duration was 3.56 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Market value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of December 31, 2004. Actual results could differ significantly from these estimates.

               Projected Percentage Change In
                     Earnings Per Share
                   Given LIBOR Movements
       Change in LIBOR,           Projected Change in
       +/- Basis Points            Earnings per Share
       --------------------------------------------------
             -200                        $0.074
             -100                        $0.037
             -50                         $0.018
            Base Case
             +50                       $(0.018)
             +100                      $(0.037)
             +200                      $(0.074)

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B- or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses and timing of cashflows.

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B- rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives; which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; which results in a lower or possibly negative return. Additional losses, which occur due to greater severity, will not have a significant effect as all principal is already assumed to be non-recoverable.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.18 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $1.15 to $1.40 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of December 31, 2004, securities with a total market value of $1,192,337 are collateralizing the CDO borrowings of $1,083,471; therefore, the Company's preferred equity interest in the three CDOs is $108,866 ($2.04 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities. It is the Company's objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid, as there is a very stable market for the financing of these securities.

Other methods for evaluating interest rate risk, such as interest rate sensitivity "gap" (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period), are used but are considered of lesser significance in the daily management of the Company's portfolio. Management considers this relationship when reviewing the Company's hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company's net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.


   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                           PAGE

   Management's Responsibility for Financial Reporting ......................................58

   Management's Report on Internal Control Over Financial Reporting..........................59

   Report of Independent Registered Public Accounting Firm...................................60

   Consolidated Financial Statements:

   Consolidated Statements of Financial Condition at December 31, 2004 and 2003..............63

   Consolidated Statements of Operations
   For the Years Ended December 31, 2004, 2003 and 2002......................................64

   Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December 31 2004, 2003 and 2002.......................................65

   Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2004, 2003 and 2002......................................67

   Notes to Consolidated Financial Statements................................................68


All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Anthracite Capital, Inc. is responsible for the preparation, quality and fair presentation of its published financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include judgments and estimates of management. Anthracite Capital, Inc. also prepared the other information included in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by the Manager's internal audit staff. The internal audit staff reports to the Manager's Audit Committee, and, for Anthracite Capital-related matters, to the Company's Audit Committee. Internal auditors test the operation of the internal control system and report findings to the Manager, management and as well as the Manager's and the Company's Audit Committees, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the internal control system. The Audit Committees, composed solely of outside directors, provide oversight to the financial reporting process.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Anthracite Capital, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York

We have audited management's accompanying assessment, included in the December 31, 2004 Form 10-K of Anthracite Capital, Inc. and subsidiaries (the "Company") under the heading Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of at December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2005


                                                ANTHRACITE CAPITAL, INC.
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------


                                                                             December 31, 2004              December 31, 2003
                                                                             -----------------              -----------------

ASSETS
Cash and cash equivalents                                                             $  23,755                         $  20,805
Restricted cash equivalents                                                              19,680                            12,845
Securities available-for-sale, at fair value
     Subordinated commercial mortgage-backed securities ("CMBS")       $ 774,638                       $ 703,443
     Residential mortgage-backed securities ("RMBS")                     139,153                         412,990
     Investment grade securities                                         849,302                         689,567
                                                                    -------------               -----------------
Total securities available-for-sale                                                   1,763,093                         1,806,000
Commercial mortgage loan pools, at amortized cost                                     1,312,045                                 -
Securities held-for-trading, at fair value                                              232,918                           313,727
Commercial mortgage loans, net                                                          268,086                            61,668
Equity investment in the  Carbon Capital Funds                                           56,812                            28,493
Investments in real estate joint ventures                                                 5,031                             7,823
Receivable for investments sold                                                               -                            99,056
Other assets                                                                             47,714                            48,429
                                                                                 ---------------                 -----------------
     Total Assets                                                                    $3,729,134                        $2,398,846
                                                                                 ===============                 =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                          $1,067,967                        $684,970
    Secured by pledge of subordinated CMBS                                29,358                         100,892
    Secured by pledge of other securities available-for-sale
      and cash equivalents                                               408,832                         710,968
    Secured by pledge of commercial mortgage loan pools                1,294,830                               -
    Secured by pledge of securities held-for-trading                     223,788                         304,001
    Secured by pledge of investments in real estate joint ventures             -                             513
    Secured by pledge of commercial mortgage loans                       141,601                          22,197
                                                                    -------------               -----------------
Total borrowings                                                                     $3,166,376                        $1,823,541
Securities sold, not yet settled                                                              -                            99,551
Distributions payable                                                                    15,819                            14,749
Other liabilities                                                                        33,201                            43,575
                                                                                 ---------------                 -----------------
     Total Liabilities                                                               $3,215,396                        $1,981,416
                                                                                 ---------------                 -----------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
     53,289 shares issued and outstanding in 2004;
     49,464 shares issued and outstanding in 2003                                            53                                49
10% Series B Preferred Stock, liquidation preference $43,942 in 2003                          -                            33,431
9.375% Series C Preferred stock, liquidation preference $57,500
       in 2004 and 2003                                                                  55,435                            55,435
Additional paid-in capital                                                              578,919                           536,333
Distributions in excess of earnings                                                   (134,075)                         (101,635)
Accumulated other comprehensive income (loss)                                            13,406                         (106,183)
                                                                                 ---------------                 -----------------
      Total Stockholders' Equity                                                        513,738                           417,430
                                                                                 ---------------                 -----------------
      Total Liabilities and Stockholders' Equity                                     $3,729,134                        $2,398,846
                                                                                 ===============                 =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)


                                                               For the year ended    For the year ended    For the year ended
                                                                December 31, 2004     December 31, 2003     December 31, 2002
                                                               ------------------    ------------------    ------------------
Income:
Interest from securities available-for-sale                          $ 131,342            $ 120,430             $99,308
Interest from commercial mortgage loans                                 11,896                5,875              13,997
Interest from commercial mortgage loan pools                            39,672                    -                   -
Interest from securities held-for-trading                               11,419               32,187              45,421
Earnings from real estate joint ventures                                 1,097                  955               1,044
Earnings from equity investments                                         7,060                3,367               1,202
Interest from cash and cash equivalents                                    638                  964               1,473
Other income                                                               742                    -                   -
                                                                  ------------         ------------        ------------
         Total income                                                  203,866              163,778             162,445
                                                                  ------------         ------------        ------------

Expenses:
Interest                                                               124,289               76,093              50,987
Interest - securities held-for-trading                                   3,877                7,156              14,031
Management and incentive fee                                             8,956                9,411              12,527
General and administrative expense                                       3,427                2,296               2,323
                                                                  ------------         ------------        ------------
        Total expenses                                                 140,549               94,956              79,868
                                                                  ------------         ------------        ------------

Other gains (losses):
Sale of securities available-for-sale                                   17,544              (6,832)              11,391
Securities held-for-trading                                           (11,464)             (38,206)            (29,255)
Foreign currency loss                                                    (187)                    -               (812)
Loss on impairment of assets                                          (26,018)             (32,426)            (10,273)
                                                                  ------------         ------------        ------------
        Total other losses                                            (20,125)             (77,464)            (28,949)
                                                                  ------------         ------------        ------------

Income (Loss) before cumulative transition adjustments                  43,192              (8,642)              53,628
Cumulative transition adjustment-SFAS No. 142                                -                    -               6,327

Net income (loss)                                                       43,192              (8,642)             59, 955
                                                                  ------------         ------------        ------------

Dividends and accretion on Preferred Stock                               6,916                7,744               5,162
Cost to retire preferred stock in excess of carrying value              10,508                    -                   -
                                                                  ------------         ------------        ------------


Net income (loss) available to Common Stockholders                     $25,768            $(16,386)             $54,793
                                                                  ============         ============        ============

Net income (loss) per common share, basic:
    Income (Loss) before cumulative transition adjustment                $0.50              $(0.34)              $ 1.04
    Cumulative transition adjustment - SFAS No. 142                          -                    -                0.14
      Net income (loss)                                                  $0.50              $(0.34)               $1.18
                                                                  ============         ============        ============

Net income (loss) per common share, diluted:
     Income (Loss) before cumulative transition                          $0.50              $(0.34)              $ 1.04
     adjustment
    Cumulative transition adjustment - SFAS No. 142                          -                    -                0.14
      Net income (loss)                                                  $0.50              $(0.34)               $1.18
                                                                  ============         ============        ============

Weighted average number of shares outstanding:
   Basic                                                                51,767               48,246              46,411
   Diluted                                                              51,776               48,246              46,452



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                              Series    Series                              Accumulated
                                    Common      B         C       Additional  Distributions     Other                      Total
                                    Stock,   Preferred Preferred    Paid-In    In Excess   Comprehensive Comprehensive Stockholders'
                                  Par Value   Stock     Stock      Capital    Of Earnings   Income (Loss)    Income     Equity

Balance at January 1, 2002                $45  $42,086               $492,531     $(13,588)    $ (137,959)                $383,115
Net Income                                                                          59,955                       $59,955    59,955
Unrealized loss on cash flow hedges                                                               (56,769)       (56,769)  (56,769)
Reclassification adjustments from
cash flow hedges included in net
income                                                                                              5,619          5,619     5,619
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                                     67,880         67,880    67,880
                                                                                                                 -------
Other comprehensive income                                                                                        16,730
                                                                                                                 -------
Comprehensive income                                                                                             $76,685
                                                                                                                 =======
Dividends declared-common stock                                                    (65,366)                                (65,366)
Dividends declared-preferred stock                                                  (5,162)                                 (5,162)
Issuance of common stock                    1                          16,685                                               16,686
Conversion of Series B preferred
stock to common stock                       1   (5,707)                 5,706
Conversion of Series A preferred
stock to common stock                                                     258                                                  258
                                ----------------------------------------------------------------------------------------------------

Balance at December 31, 2002               47   36,379                515,180     (24,161)       (121,229)                 406,216


Net Income                                                                         (8,642)                       $(8,642)   (8,642)

Unrealized gain on cash flow hedges                                                                12,474         12,474    12,474

Reclassification adjustments from
cash flow hedges included in net
 loss                                                                               7,704           7,704          7,704

Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                                     (5,132)        (5,132)   (5,132)
                                                                                                                 -------
Other comprehensive income                                                                                        15,046
                                                                                                                 -------
Comprehensive income                                                                                              $6,404
                                                                                                                 =======

Dividends declared-common stock                                                   (61,088)                                 (61,088)


Dividends on preferred stock                                                       (7,744)                                  (7,744)

Issuance of common stock                    2                          22,079                                               22,081

Issuance of Series C preferred
stock                                                      55,435                                                           55,435

Redemption of Series B preferred
stock                                           (2,948)                  (926)                                             (3,874)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2003               49   33,431     55,435     536,333    (101,635)       (106,183)                417,430


Net Income                                                                          43,192                        43,192   43,192

Unrealized gain on cash flow hedges                                                                 1,078          1,078    1,078

Reclassification adjustments from
cash flow hedges included in net
income                                                                                              6,133          6,133    6,133

Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                                    112,378        112,378  112,378
                                                                                                                 -------
Other comprehensive income                                                                                       119,589
                                                                                                                 -------
Comprehensive income                                                                                             162,781
                                                                                                                 -------
Dividends declared-common stock                                                   (58,208)                                (58,208)
Dividends on preferred stock                                                       (6,916)                                 (6,916)
Issuance of common stock                    4                          42,577                                              42,581
Conversion of Series B preferred
stock to common stock                               (9)                     9                                                   -
Redemption of Series B preferred
stock                                          (33,422)                           (10,508)                                (43,930)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2004              $53       $-    $55,435    $578,919   $(134,075)        $13,406                $513,738
                                ====================================================================================================



DISCLOSURE OF RECLASSIFICATION
 ADJUSTMENT:                                Years ended December 31,
                                        --------------------------------------
                                           2004           2003            2002
                                        --------------------------------------
Unrealized holding gain (loss) on
   securities available-for-sale        $94,834        $ 1,700        $ 56,489
Reclassification for realized
   gains previously recorded
   as unrealized                         17,544         (6,832)         11,391
                                        --------------------------------------
                                       $112,378        $(5,132)       $ 67,880
                                        ======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)
                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                        2004        2003        2002
                                                                                    --------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                                  $ 43,192   $  (8,642)     $ 59,955

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
        Net sale (purchase) of trading securities                                         69,345     502,577      (878,980)
        Net (gain) loss on sale of securities                                             (6,080)     45,038        17,864
        Amortization of CDO issuance costs                                                 2,083       1,607           624
        Cumulative transition adjustment                                                       -           -        (6,327)
        Discount accretion, net                                                           (4,060)     (2,313)       (9,295)
        Loss on impairment of assets                                                      26,018      32,426        10,273
        Unrealized net foreign currency loss                                                   6           -           276
        Decrease in other assets                                                          16,286       9,083         1,079
        (Decrease) increase in other liabilities                                         (10,842)    (16,251)       17,067
                                                                                    --------------------------------------
Net cash provided by (used in) operating activities                                      135,948     563,525      (787,464)
                                                                                    --------------------------------------
Cash flows from investing activities:
     Purchase of securities available-for-sale                                          (428,876) (2,043,765)     (686,710)
     Purchase of commercial mortgage loan pools                                          (22,669)          -             -
     Sale of commercial mortgage loan pools                                                5,847           -             -
     Principal payments received on securities available-for-sale                         79,157     299,858       167,570
     Funding of commercial mortgage loans                                               (226,997)    (18,520)       (3,370)
     Repayments received from commercial mortgage loans                                   23,285      13,851        82,865
     Increase (decrease) in restricted cash equivalents                                   (6,835)     71,640       (47,109)
     Distributions (earnings) from equity investments and
       joint ventures in excess of earnings                                                3,925        (973)          (61)
     Investment in Carbon Capital Funds                                                  (29,453)    (12,081)       (6,100)
     Proceeds from sale of securities available-for-sale                                 503,898   1,466,552     1,017,534
     Net payments under hedging securities                                               (12,183)     (8,830)       (8,077)
                                                                                    --------------------------------------
Net cash (used in) provided by investing activities                                     (110,901)   (232,268)      516,542
                                                                                    --------------------------------------
Cash flows from financing activities:
     Net decrease in borrowings                                                         (334,219)   (338,500)     (361,625)
     Net increase in collateralized debt obligations                                     382,997         380       684,590
     CDO issuance costs                                                                   (5,472)          -       (15,918)
     Proceeds from issuance of Series C preferred stock, net of offering costs                 -      55,435             -
     Proceeds from issuance of common stock, net of offering costs                        42,581      22,081        16,686
     Redemption of Series B preferred stock                                              (43,930)     (3,874)            -
     Dividends paid on common stock                                                      (57,138)    (63,826)      (64,633)
     Dividends paid on preferred stock                                                    (6,916)     (6,846)       (6,551)
                                                                                    --------------------------------------
Net cash (used in) provided by financing activities                                      (22,097)   (335,150)      252,549
                                                                                    --------------------------------------
Net (decrease) increase in cash and cash equivalents                                       2,950      (3,893)      (18,373)

Cash and cash equivalents, beginning of year                                              20,805      24,698        43,071
                                                                                    --------------------------------------
Cash and cash equivalents, end of year                                                  $ 23,755    $ 20,805     $  24,698
                                                                                    ======================================

Supplemental disclosure of cash flow information:
    Interest paid                                                                    $    89,733   $  83,159     $  71,746
    Investments purchased not settled                                                $         -   $       -     $     524
    Investments sold not settled                                                     $         -   $  99,056     $       -

Supplemental disclosure of non-cash investing and financing activities:

   The Company purchased the controlling class securities of a REMIC trust
   During the year ended December 31, 2004:

    Carrying value of assets acquired                                                 $1,329,777
    Liabilities assumed                                                               $1,306,724


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


   ANTHRACITE CAPITAL, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (in thousands, except share and per share data)
   -----------------------------------------------------------------------------


   Note 1         ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The Company was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of CMBS, multifamily and commercial mortgage loans, and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

   A summary of the Company's significant accounting policies follows:

   Use of Estimates

   In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of the Company's investments and an estimate of credit performance on CMBS investments.

   Principles of Consolidation

   The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are VIEs in which the Company is the primary beneficiary under FIN 46R. FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns. The Company has evaluated its investments for potential variable interests by evaluating the sufficiency of the entities equity investment at risk to absorb losses. All significant inter-company balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

   Deferred Financing Costs

   Deferred financing costs, which are included in other assets on the Company's consolidated statements of financial condition, includes issuance costs related to the Company's debt and is amortized using the effective interest method.

   Securities Available-for-Sale

   The Company has designated certain investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss is included in income on a specific identification basis.

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

   The reclassification of these securities to available-for-sale from held-to-maturity increased the recorded value of these securities from $558,522 to $610,713 at December 31, 2002 with the difference being recorded in other comprehensive income. Under the various CDO indentures, the collateral administrator to the CDO has an ongoing fiduciary obligation to monitor the credit risk of the collateral securities contributed to the CDO. The collateral administrator may sell collateral securities that have suffered a credit event (such as a rating downgrade) or, in the collateral administrator's reasonable business judgment, have a significant risk of declining in credit quality over time. The Company has concluded there are circumstances under the various CDO indentures that permit, and the reasonable exercise of business judgment would warrant, the sale of one or more securities outside the boundaries of paragraph 8(a) of SFAS No. 115. The circumstance that caused the Company to change this classification was not considered a permitted circumstance as stated in SFAS No. 115, and is therefore inconsistent with the Company's intent regarding its held-to-maturity classification. Accordingly, the Company's held-to-maturity classification has been tainted and the Company was prohibited from classifying any securities as held-to-maturity for a period of two years commencing December 31, 2002.

   The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with EITF 99-20. Accordingly, on a quarterly basis, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

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

   In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under EITF 99-20, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

   After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.

   Securities Held-for-Trading

   The Company has designated certain securities as assets held-for-trading because the Company intends to sell them in the near term. Securities held-for-trading are carried at estimated fair value with net unrealized gains or losses included in the consolidated statements of operations.

   Commercial Mortgage Loans and Loan Pools

   The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. In accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", commercial mortgage loans and loan pools are classified as long term investments because the Company has the ability and the intent to hold these loans to maturity. Loans are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income and application fee income, net of direct costs, associated with originating or purchasing commercial mortgage loans are deferred and included in the basis of the loans on the consolidated statements of financial condition. The net fees are amortized over the life of the loans using the effective interest method. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principle) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

   Equity Investments and Real Estate Joint Ventures

   Investments in real estate entities over which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company recognizes its share of each venture's income or loss, and reduces its investment balance by distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist.

   Short Sales

   As part of its short-term trading strategies, the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The broker retains the proceeds received by the Company from the short sale until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held-for-trading in the consolidated statement of operations.

   Any broker that holds a deposit as collateral for securities borrowed exposes the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by any broker.

   Forward Commitments - Trading

   As part of its short-term trading strategies, the Company may enter into forward commitments to purchase or sell U.S. Treasury securities or securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA") (collectively "Agency Securities"), which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the consolidated statement of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held-for-trading in the consolidated statement of operations.

   The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

   Financial Futures Contracts - Trading

   As part of its short-term trading strategies, the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held-for-trading by "marking-to-market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

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

   Income and expense from interest rate swap agreements that are, for accounting purposes, designated as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income (loss) in stockholder's equity. The fair market value of all swaps is included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded in the consolidated statements of financial condition as restricted cash. A corresponding amount is included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company accounts for revenue and expense from the interest rate swap agreements designated as cash flow hedges under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements is recorded as an adjustment to interest expense. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred over the shorter of the remaining term of the swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

   Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to total other gain (loss). During the term of the interest rate swap agreement, changes in fair value are recognized in the consolidated statements of operations and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded in the consolidated statements of financial condition as restricted cash. A corresponding amount is included as loss on securities held for trading in the consolidated statement of operations. The Company accounts for revenue and expense from the interest rate swap agreements classified as trading derivatives under the accrual basis over the period to which the payment relates. Amounts paid to acquire these instruments are capitalized and amortized over the life of the instrument. Amortization of capitalized fees paid as well as payments received under these agreements is recorded as an adjustment to loss on securities held for trading in the consolidated statement of operations.

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

   Negative Goodwill

   Negative goodwill reflected the excess of the estimated fair value of the net assets acquired in the CORE Cap Inc. merger over the purchase price for such assets. Negative goodwill was being amortized using the straight-line method from the date of acquisition over the weighted average lives of the assets acquired in the merger that the Company intended to retain. Negative goodwill, net, was $6,327 at December 31, 2001. Pursuant to the implementation of SFAS No. 142 (See Recently Adopted Accounting Pronouncements), the Company recognized the unamortized negative goodwill balance in income during the first quarter of 2002 as a transition adjustment.

    Income Taxes

   The Company has elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. As of December 31, 2004, the Company had a Federal capital loss carryover of approximately $62,430 available to offset future capital gains.

   Recent Accounting Pronouncements

   In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R during the year ended December 31, 2005. The Company has determined that this statement will not impact the Company's consolidated financial statements, as there are no unvested options as of December 31, 2004 and the Company already applies the fair value method to all newly-issued options.

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for the year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

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

   In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests").

   An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity that either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

   A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities ("SPEs"), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

   The Company's ownership of the subordinated classes of CMBS from a single issuer where it maintains the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS") are variable interests in SPEs which have been deemed VIEs and therefore subject to the FIN 46R consolidation criteria. Provided in Paragraph 4(d) of FIN 46R, are exceptions to the consolidation of VIE's specifically, that an enterprise that holds variable interests in a qualifying special-purpose entity ("QSPE") shall not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate or change the entity so that it not longer meets the conditions in paragraph 25 or 35 of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to FIN 46R, the Company's management has concluded that the trusts holding its Controlling Class CMBS (except for LBUBS 2004-C2) are QSPEs and accordingly, the Company did not consolidate these trusts. The Controlling Class CMBS that have been deemed VIEs are detailed below. The Company's actual loss from its Controlling Class CMBS investments is limited to the amounts invested in such securities and further limited to such amounts not financed in its non-recourse CDOs. The fair value of the subordinated Controlling Class securities financed in the CDOs is $380,063; the total fair value of the Company's subordinated Controlling Class CMBS is $441,509 (See Note 3 of the consolidated financial statements for further discussion of LBUBS 2004-C2).

   The table below details the purchase date, par of the Company's Controlling Class securities and the entire par of each Controlling Class issuance owned by the Company as of December 31, 2004.

   Controlling Class        Purchase             Par Held by            Total
   Securities               Date                 the Company         CMBS Issued
   -----------------------------------------------------------------------------
   Unconsolidated
   ----------------
   CMAC 1998-C1             July 1998              $47,786           $1,192,239
   CMAC 1998-C2             September 1998          88,140            2,891,309
   DLJCM 1998-CG1           June 1998               65,747            1,564,253
   GMAC 1998-C1             April 1998              24,737            1,438,000
   LBCMT 1998-C1            May 1998               100,000            1,727,818
   PNCMA 1999-CM1           November 1999           18,059              760,414
   LBUBS 2002-C2            October 2004            30,060            1,210,453
   CSFB 2001-CK6            December 2001           48,115              939,182
   CSFB 2003-CPN1           February 2003           39,759            1,006,389
   GECMC 2003-C2            July 2003               38,450            1,183,080
   BACM 2004-1              March 2004              24,705            1,327,183
   JPMCC 2004-PNC1          June 2004               21,949            1,097,416
   BACM 2004-3              July 2004               23,103            1,253,168
   GMACC 2004-C2            August 2004             22,177              933,735
   BACM 2004-6              December 2004           38,862              956,589
                                             -----------------------------------
   Total Unconsolidated                        $   631,649       $   19,481,228
                                             -----------------------------------

   Consolidated
   -------------
   LBUBS 2004-C2            April 2004              35,495            1,237,113
                                           -------------------------------------
   Total Consolidated                          $    35,495       $    1,237,113
                                           -------------------------------------
   Total Controlling Class  CMBS               $   667,144       $    20,718,341
                                           =====================================

   Reclassifications

   Certain items previously reported have been reclassified to conform to the current year's presentation.


   Note 2     SECURITIES AVAILABLE-FOR-SALE

   The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2004 are summarized as follows:


                                                                                    Gross            Gross           Estimated
                                                                Amortized        Unrealized        Unrealized           Fair
                      Security Description                         Cost             Gain              Loss             Value
   -------------------------------------------------------------------------------------------------------------------------------
   CMBS:
   CMBS IOs                                                       $ 122,379           $ 4,304        $ (1,437)          $ 125,246
   Investment grade CMBS                                            380,673            14,302          (5,162)            389,813
   Non-investment grade rated subordinated securities               710,403            48,578         (10,174)            748,807
   Non-rated subordinated securities                                  4,996               998                -              5,994
   Credit tenant lease                                               25,517               448            (714)             25,251
   Investment grade REIT debt                                       271,344            15,456          (1,458)            285,342
   Project loans                                                     24,092                 -            (442)             23,650
   CDO investments                                                   19,450               387                -             19,837
                                                            ----------------------------------------------------------------------
        Total CMBS                                                1,558,854            84,473         (19,387)          1,623,940
                                                            ----------------------------------------------------------------------

   RMBS:
   Agency adjustable rate securities                                112,010               318            (189)            112,139
   Residential CMOs                                                   1,342                66                -              1,408
   Hybrid adjustable rate mortgages ("ARMs")                         25,934                 -            (328)             25,606
                                                            ----------------------------------------------------------------------
        Total RMBS                                                  139,286               384            (517)            139,153
                                                            ----------------------------------------------------------------------
        Total securities available-for-sale                  $    1,698,140           $84,857     $    (19,904)    $   1,763,093
                                                            ======================================================================

   As of December 31, 2004, an aggregate of $1,695,097 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

   The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2003 are summarized as follows:


                   Security Description                      Amortized          Gross             Gross        Estimated Fair
                                                               Cost         Unrealized Gain   Unrealized Loss       Value
   -------------------------------------------------------------------------------------------------------------------------
   CMBS:
   CMBS IOs                                                   $ 83,704           $ 1,566          $ (777)          $ 84,493
   Investment grade CMBS                                       332,342             7,353          (6,241)           333,454
   Non-investment grade rated subordinated securities          742,923            19,322         (83,821)           678,424
   Non-rated subordinated securities                            23,011             4,840          (2,832)            25,019
   Credit tenant lease                                          25,861                 -            (165)            25,696
   Investment grade REIT debt                                  204,382            15,736            (696)           219,422
   Project Loans                                                25,969               543             (10)            26,502
                                                        --------------------------------------------------------------------
        Total CMBS                                           1,438,192            49,360         (94,542)         1,393,010
                                                        --------------------------------------------------------------------

   RMBS:
   Agency adjustable rate securities                           179,917               464               -            180,381
   Agency fixed rate securities                                226,842                47          (4,389)           222,500
   Residential CMOs                                              3,404                89             (29)             3,464
   ARMs                                                          6,682                 -             (37)             6,645
                                                        --------------------------------------------------------------------
        Total RMBS                                             416,845               600          (4,455)           412,990
                                                        --------------------------------------------------------------------

                                                        --------------------------------------------------------------------
   Total Available-For-Sale                              $   1,855,037       $    49,960      $  (98,997)     $   1,806,000
                                                        ====================================================================

   As of December 31, 2003, an aggregate of $1,683,952 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

   As of December 31, 2004 and 2003, the aggregate estimated fair values by underlying credit rating of the Company's securities available-for-sale are as follows:


                                                 December 31, 2004                  December 31, 2003
                                                   Estimated                          Estimated
                 Security Rating                   Fair Value       Percentage        Fair Value            Percentage
   --------------------------------------------------------------------------------------------------------------------
   Agency and agency insured securities                $159,892          9%               $426,915                24%
   AAA                                                  222,203         13                 238,382                13
   AA-                                                    1,886          -                       -                 -
   A+                                                     9,155          1                       -                 -
   A                                                     22,283          1                  15,643                 1
   A-                                                    23,354          1                  23,126                 1
   BBB+                                                 119,214          7                 106,752                 6
   BBB                                                  217,968         12                 146,072                 8
   BBB-                                                 195,050         11                 126,313                 7
   BB+                                                  372,347         21                 284,081                16
   BB                                                   119,559          7                 129,401                 7
   BB-                                                  100,831          6                  75,316                 4
   B+                                                    40,660          2                  28,904                 2
   B                                                    106,571          6                 105,061                 6
   B-                                                     4,478          1                  34,160                 2
   CCC+                                                       -          -                   5,595                 -
   CCC                                                    4,360          -                  13,375                 1
   C                                                          -          -                   2,531                 -
   Not rated                                             43,281          2                  44,373                 2
                                                 ---------------------------------------------------------------------
   Total securities available-for-sale               $1,763,092        100%             $1,806,000              100%
                                                 =====================================================================

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.


                                       Less than 12 Months             12 Months or More                    Total
                                   -------------------------------------------------------------------------------------------

                                                     Gross                         Gross                          Gross
                                      Fair        Unrealized        Fair         Unrealized        Fair         Unrealized
                                      Value        (Losses)         Value          Losses          Value          Losses
                                   -------------------------------------------------------------------------------------------
CMBS IOs                              $ 19,120      $   (1,117)     $  2,061        $    (320)     $ 21,181       $   (1,437)
Investment grade CMBS                   52,754            (654)       98,952           (4,508)      151,706           (5,162)
Non-investment grade rated
   subordinated securities              37,098            (604)       60,548           (9,570)       97,646          (10,174)
Credit tenant lease                          -               -        16,168             (714)       16,168             (714)
Investment grade REIT debt              35,290            (311)       37,794           (1,147)       73,084           (1,458)
Project loans                           22,367            (340)        1,282             (102)       23,649             (442)
Agency adjustable rate securities
                                        11,692            (189)            -                -        11,692             (189)
ARMs                                    25,606            (328)            -                -        25,606             (328)
                                   -------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                         $203,927         $(3,543)     $216,805         $(16,361)     $420,732         $(19,904)
                                   ===========================================================================================

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until the Company has recovered amortized cost. As such, management does not believe any of the securities held are impaired other than those for which the Company recorded an impairment charge in 2003 and 2004 (see Note 9 of the consolidated financial statements).

As of December 31, 2004 and 2003, the mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties of the types and at the locations identified below:

                      Percentage (1)                           Percentage (1)
 -------------------------------------------------------------------------------
                                           Geographic
 Property Type       2004       2003       Location         2004         2003
 -------------------------------------------------------------------------------
 Multifamily         28.6%      33.2%     California        13.7%       11.7%
 Retail              32.4       30.4      Texas             10.1        10.9
 Office              24.9       20.0      New York          11.7         9.8
 Lodging              4.9        6.9      Florida            8.4         6.0
 Other (2)            9.2        9.5      Other (2)         56.1        61.6
                  --------------------                     ---------------------
 Total              100.0%     100.0%     Total            100.0%      100.0%
                  ====================                     =====================

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other individual category comprises more than 5% of the total.


The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of December 31, 2004 and 2003:

                                                2004                                             2003
                             ---------------------------------------------------------------------------------------------
                                                Number of       % of                            Number of         % of
                               Principal          Loans      Collateral        Principal          Loans        Collateral
                             ---------------------------------------------------------------------------------------------
Past due 30 days to 60 days        $20,288           10           0.11%          $13,773             3            0.12%
Past due 60 days to 90 days         67,902           12           0.37            12,162             3            0.11
Past due 90 days or more            93,453           17           0.50           123,242            16            1.08
Resolved loans                           -            -              -                 -             -               -
Real Estate owned                    5,310            2           0.03            18,354             4            0.17
                             ---------------------------------------------------------------------------------------------
Total Delinquent                  $186,953           41          1.01%          $167,531            26            1.48%
                             =============================================================================================

Total Principal Balance        $18,580,729        2,864                      $11,347,281         2,163

Of the 41 delinquent loans as of December 31, 2004, 2 loans were real estate owned and being marketed for sale, no loans were in foreclosure and the remaining 39 loans were in some form of workout negotiations.

The Controlling Class CMBS owned by the Company have a delinquency rate of 1.01%, which is consistent with industry averages. During 2004, the Company experienced early payoffs of $451,662 that represents 2.43% of the year-end pool balance. These loans were paid-off at par with no loss.

To the extent that realized losses, if any, or such resolutions differ from the Company's original loss estimates, it may be necessary to reduce or increase the projected yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields remain appropriate.

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

As of December 31, 2004 and 2003, the anticipated weighted average unleveraged based upon adjusted cost of the Company's entire subordinated CMBS portfolio was 10.4% and 9.7% per annum, respectively, and of the Company's other securities available-for-sale was 5.8% and 5.1% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The agency adjustable rate RMBS held by the Company is subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. As of December 31, 2004 and 2003, adjustable rate RMBS with a market value of $139,513 and $27,419, respectively, is included in securities available-for-sale on the consolidated statement of financial condition.

As of December 31, 2004, the unamortized net discount on all securities available-for-sale was $425,982, which represented 21.3% of the then remaining face amount of such securities.

During 2004, the Company sold securities available-for-sale for total proceeds of $503,898, resulting in a realized gain of $17,544. During 2003, the Company sold securities available-for-sale for total proceeds of $1,466,552, resulting in a realized loss of $(6,832). During 2002, the Company sold securities available-for-sale for total proceeds of $1,017,534, resulting in a realized gain of $11,391.


Note 3        COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this trust. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB FIN 46R requires the Company to consolidate the net assets and results of operations of the trust.

The CMBS securities acquired by the Company had a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of December 31, 2004, the CMBS securities owned by the Company have a par value of $35,495.

The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. As of December 31, 2004, the consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 3.7:1 to 6.2:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of loans that are shadow rated A2 or better by Moody's Investors Service, Inc. and AA by Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance. For income recognition purposes, the Company accounts for the unrated commercial mortgage loans in the pool as a single asset based on common credit risk characteristics.

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


Note 4        SECURITIZATION TRANSACTION

During 2004, the Company sold non-investment grade CMBS with a fair market value of $109,933 to a qualifying special purpose entity (the "CDO HY1"). These CMBS were securitized into various classes of non-recourse bonds and preferred equity. CDO HY1 sold the investment grade rated bonds to unrelated third parties for net proceeds of $121,547. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a gain of $14,769 was recognized on the sale of the CMBS collateral to CDO HY1. At closing, the Company retained the A- rated bond and the preferred equity in CDO HY1. Subsequently, the A- rated bond was sold at a gain of $1,825 during the fourth quarter of 2004.

The table below summarizes the cash flows received from CDO HY1 during the year ended December 31, 2004.

                                                                        2004
                                                                 ------------

Proceeds from CDO HY1                                              $ 121,547
Subsequent sale of A- bond                                           $18,879
Cash flow on preferred equity (1)                                         $0

(1) The preferred equity pays interest quarterly and its first scheduled quarterly payment was in January 2005.


Key economic assumptions used in measuring the fair value of the preferred equity at the date of the securitization was as follows:

                                                                     2004
                                                                 ------------

Weighted average life                                                11.5 years
Preferred equity pre-loss cash flows discount rate                   67.4%

When subsequently measuring the fair value of the preferred equity, the Company applies certain key assumptions to loss adjusted cash flows. The Company estimated credit losses and the timing of losses for each loan underlying the CMBS collateral, and accordingly does not apply a constant default rate to the portfolio. At December 31, 2004, the amortized cost of the preferred equity was $14,513, with an estimated fair value of $15,884, based on key economic assumptions. The sensitivity of the preferred equity to immediate adverse changes in those assumptions follows:

                                                          2004
                                                        ---------

Reduction of income per share:
     50% adverse change in credit losses                  $0.02
     100% adverse change in credit losses                 $0.04
Writedown per share:
     50% adverse change in credit losses                  $0.04
     100% adverse change in credit losses                 $0.07

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in key assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. This non-linear relationship exists because we apply our key assumptions on a loan-by-loan basis to the assets underlying the CMBS collateral. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preferred equity was calculated without changing any other assumption; in reality, changes in one factor may result in changes to another, which might magnify or counteract the sensitivities. The Company reviews all major assumptions periodically using the most recent empirical and market data available, and makes adjustments where warranted.


Note 5        SECURITIES HELD-FOR-TRADING

Securities classified as held-for-trading include investments that the Company intends to hold for a short period of time, usually less than one year. This classification generally includes highly liquid securities that the Company acquires to earn net interest income until the Company redeploys that capital into credit sensitive commercial real estate opportunities.

The Company's securities held-for-trading are carried at estimated fair value. At December 31, 2004, the Company's securities held-for-trading consisted of FNMA and FHLMC mortgage pools with an estimated fair value of $232,918. At December 31, 2003, the Company's securities held-for-trading consisted of FNMA and FHLMC mortgage pools with an estimated fair value of $313,727 and short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts, which represented $3,000 and $7,300 in face amount of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(11,436) at December 31, 2003.

As of December 31, 2004, securities held-for-trading consisted entirely of hybrid adjustable rate mortgages and adjustable rate securities. As of December 31, 2003, adjustable rate RMBS with a market value of $255,557 are included in securities held-for-trading on the consolidated statements of financial condition.

The Company's trading strategies are subject to the risk of unanticipated changes in the relative prices of long and short positions in trading securities, but are designed to be relatively unaffected by changes in the overall level of interest rates.


Note 6        COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's loan investments at December 31, 2004 and 2003:


  Date of
  Initial    Scheduled     Property            Property           Par             Book Value        Interest Rate       Yield
Investment    Maturity  Name/ Location          Type
                                                             2004    2003       2004      2003     2004   2003         2004   2003
-----------------------------------------------------------------------------------------------------------------------------------

  11/7/01     11/11/07  Landmark Bldg.        Office        $10,724 $10,820   $10,434    $11,355    7.2%  7.2% F       7.2%   7.2%
                        San Francisco, CA
                        (2)

  11/7/01     11/11/07  Landmark Bldg.        Office          9,651   9,737     9,694     10,055    6.7   6.7  F        6.7    6.7
                        San Francisco, CA
                        (2)

 12/17/01      4/9/04   Greensboro Center     Office              -  22,000         -     22,000      -   8.2  L         -    8.9
                        Tyson's Corner, VA

  5/17/02     12/11/05  Alliance I/O          Residential     2,479   2,795         -         52    2.6   3.8  L         -      -
                        Southwest (3)

  6/30/03      6/1/10   Windsor Hotel(1)(4)   Hotel          14,678  14,916    12,645     11,206    6.6   6.6  L      11.8   11.8

 10/28/03     03/09/05  Woolworth Building    Office          7,000   7,000     7,000      7,000   16.8  16.8  L      16.8   16.8
                        New York, NY (5)

 03/31/04     01/01/11  PPG Place             Office         19,814       -    19,992          -   11.8     -  F      11.8      -
                        Pittsburgh, PA
                        (1)(6)

 04/07/04     12/11/18  Cumberland Place      Retail            192       -       192          -   11.0     -  F      11.0      -
                        Smyma, GA

 04/20/04     08/05/18  GGP Portfolio(1)(7)   Retail         17,124       -    14,878          -    6.3     -  F       6.3      -

 06/02/04     11/15/10  Eiger Trust           Various         4,580       -     4,580          -    8.6     -  F       8.6      -
                        Switzerland(8)

 07/14/04     04/01/14  17 State Street(1)    Office         22,425       -    20,072          -    7.3     -  F       7.5      -
                        New York, NY

 08/03/04     06/30/06  Fordgate Office       Office         21,119       -    21,119          -    8.1     -  L       8.1      -
                        Portfolio(9)

  8/26/04      8/9/06   Windsor Hotel II      Hotel          25,000       -    25,000          -    8.7     -  L       8.7      -
                        (1)(10)(11)

 09/15/04     07/09/06  Strategic Hotel       Hotel          30,000       -    30,000          -    6.4     -  L       6.4      -
                        Portfolio                                           -
                        (1)(11)(12)

 09/29/04     05/11/08  Lembi Apartments(1)   Residential     9,980       -     9,980          -   10.5     -  F      10.5      -

 09/29/04     03/11/09  Lembi Nob Hill        Residential     3,500       -     3,500          -   17.0     -  F      17.0      -
                        Apartments, San
                        Francisco, CA

 09/30/04     10/09/05  Palladium at City     Retail         10,000       -    10,000          -   11.8     -  L      11.8      -
                        Place  West Palm
                        Beach, FL(1)(13)

 10/19/04     07/12/06  Lake Las Vegas        Hotel          10,000       -    10,000               5.4     -  L       5.4      -
                        Hyatt, Henderson,
                        NV(1)(14)

 10/28/04     12/09/05  Hotel Del Coronado,   Hotel          25,000       -    25,000          -    7.7     -  L       7.7      -
                        San Diego, CA(1)

 10/28/04     11/09/05  The Maine Mall,       Retail         34,000       -    34,000               5.2     -  L       5.2      -
                        Portland, ME
                        (1)(11)(15)
                                             --------------------------------------------------------------------------------------
                                              Totals       $277,266  $67,268 $268,086    $61,668

F - Fixed Rate; L - LIBOR based floating rate

(1)The entire principal balance of the Company's investment is pledged to secure line of credit borrowing agreements.

(2) Two subordinate interests in a $125,000 note secured by one 11-story office building. The entire principal balance of the Company's investment is pledged to secure collateralized debt obligations.

(3) Represents a 1.46% interest only strip off of a B Note secured by a portfolio of apartments (5,389 units). Payments received are the greater of 1.5% or 9.5% less LIBOR+450, based upon a notional par value.

(4) Represents a subordinate position in a $125,000 first mortgage, secured by six hotels in California and one hotel in Michigan.

(5) Represents a subordinate interest in a $26,000 mezzanine loan, secured by partnership interests in a 54 story, landmark office building.

(6) PPG is a junior participation in a $59.00MM Mezzanine Note. The Mezzanine
Note is secured by 100% of the partnership interests in the entity that owns a
1.5 million square foot office complex, known as PPG Place.

(7) GGP is a junior participation in an $115,000 first mortgage loan secured by three regional malls. The Properties are located in Bowling Green, Kentucky, Springfield, Oregon, and Jefferson City, Missouri.

(8) Eiger is a 50% interest in the most subordinate tranche of a loan, indirectly secured by 112 office and light industrial buildings. Since origination over 30 properties have been disposed with approximately 75 properties remaining. The collateral is primarily occupied by SwissCom (majority-owned by the Swiss Government) and the Swiss Postal Service, and is located throughout Switzerland with the largest concentrations in Bern and Zurich.

(9) Fordgate is a subordinate interest in a first mortgage on a Portfolio of seven office buildings located in London and Edinburgh and Aberdeen, Scotland. The loan may be extended at the borrower's options for an additional three-year term.

(10) Represents a junior mezzanine loan, secured by the borrower's pledge of its ownership interests in a portfolio of nine Embassy Suites hotels consisting of 2,150 rooms, located in six states and seven metropolitan areas.

(11) May be extended at the borrower's option for three additional twelve-month periods, subject to certain performance hurdles.

(12) Represents a pari-passu participation in a $100,000 senior mezzanine loan, secured by the pledge of the equity in seven luxury, business, and group oriented hotel properties located in New York (2), Northern California (3), and Southern California (2). The portfolio totals 3,451 rooms.

(13) Palladium at City Place is a mezzanine loan secured by a pledge of 100% of the equity interests in the owner of the Palladium at CityPlace , a 626 square foot open-air entertainment/retail center with 110 residential/commercial units in the downtown area of West Palm Beach, Florida. The loan is also collateralized by two additional parcels it the CityPlace development.

(14) May be extended at the borrower's option for three additional twelve-month periods, subject to certain performance hurdles and an extension fee for the second and third extension.

(15) Represents a $34,000 mezzanine loan secured by a pledge in the ownership interests in the owners of The Maine Mall, a four-anchor super-regional mall located in South Portland, Maine. The total mall size is approximately 1.,005 square feet, of which 759 square feet is collateral for the loan.

Reconciliation of commercial mortgage loans:         Par            Book Value
                                                -------------    ---------------

Balance at January 1, 2003                           $67,679          $ 65,664

Discount accretion                                         -               264
Proceeds from repayment of mortgage loans            (22,195)          (22,780)
Reduction in notional par value                         (218)                -
Investments in commercial mortgage loans              22,002            18,520

                                                -------------    --------------
Balance at December 31, 2003                         $67,268          $ 61,668

Discount accretion                                         -             2,706
Proceeds from repayment of mortgage loans            (23,285)          (23,285)
Reduction in notional par value                         (316)                 -
Investments in commercial mortgage loans             233,599           226,997
                                                -------------    --------------

Balance at December 31, 2004                        $277,266          $268,086
                                                =============    ==============


Note 7       EQUITY INVESTMENTS AND REAL ESTATE JOINT VENTURES

On July 20, 2000, the Company made an investment aggregating $5,121 in two limited partnerships for the purpose of purchasing a ninety-nine thousand square foot office building and a one hundred twenty thousand square foot office building, both of which are located in suburban Philadelphia. The Company exercised significant influence, but not control, and accounted for its investment under the equity method. The Company's ownership interest was 64.81% in each partnership. The Company received a preferred return of 12% compounded on its unreturned capital, paid monthly. On June 30, 2004, the Company received the return of its capital and an additional 3% return representing its share of the proceeds from refinancing. The book value of the investment in the partnerships at December 31, 2003 was $2,750.

On December 14, 2000, the Company made an investment aggregating approximately $5,149 in a limited liability company for the purpose of acquiring a five hundred thousand square foot office and retail complex in Tallahassee, Florida. The Company exercises significant influence, but not control, and accounts for its investment under the equity method. The Company's ownership interest is 36.4% of the limited liability company. The Company receives a preferred return of 13.25% and a return of capital of $3, which is payable monthly. The book value of the investment at December 31, 2004 and 2003 was $5,031 and $5,073, respectively. On January 13, 2005, the Company received the return of its remaining capital.

As of December 31, 2004 and 2003, the Company owns approximately 20% of Carbon
I. As of December 31, 2004, the Company also owns approximately 20% of Carbon
II. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 12 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon I. On July 12, 2004, the investment period expired. No additional capital will be called. Shares purchased by the Company are as follows:

                                                Number of
      Date               Stock issued         Shares Issued       Amount
      ----               ------------         -------------       ------

November 19, 2001       Series K Common             8,784         $8,784
October 30, 2002        Series K Common             6,100          6,100
February 6, 2003        Series K Common             2,680          2,680
September 15, 2003      Series K Common             5,265          5,265
October 9, 2003         Series K Common             4,137          4,137
March 17, 2004          Series K Common             4,349          4,349
April 20, 2004          Series K Common             4,784          4,784
May 17, 2004            Series K Common             2,968          2,968
June 24, 2004           Series K Common             7,117          7,117

The Company's investment in Carbon I as of December 31, 2004 and 2003 was $39,563 and $28,493, respectively.

On October 6, 2004, the Company entered into a $30,000 commitment to acquire shares in Carbon II. On November 19, 2004 the Company entered into an additional $32,067 commitment. Shares purchased by the Company are as follows:

                                                    Number of
      Date              Stock issued              Shares Issued        Amount
      ----              ------------              -------------        ------

December 6, 2004         Series K Common              4,986            $4,986
December 28, 2004        Series K Common             11,967            11,967

The Company's investment in Carbon II as of December 31, 2004 was $17,249. The Company's remaining commitment as of December 31, 2004 was $45,114.

The following table summarizes the loan investments held by the Carbon Capital Funds at December 31, 2004 and 2003.


  Date of
  Initial    Scheduled     Property            Property               Par             Book Value     Interest Rate         Yield
Investment    Maturity  Name/ Location          Type
                                                                 2004    2003       2004      2003    2004   2003       2004   2003
-----------------------------------------------------------------------------------------------------------------------------------

   11/19/01      6/15/04  230 Park Avenue       Office          $   -   $10,000      $  -     $9,938     -%   7.7% L    9.2%   8.8%
                          New York, NY

   11/20/01      12/11/07 Landmark Building     Office              -    11,953         -      9,889     -   10.0  F   19.0   16.6
                          San Francisco, CA

   12/17/01       4/9/04  Greensboro Center     Office              -    10,000         -      8,759     -    9.0  L   27.3   19.5
                          Tyson's Corner, VA

    5/17/02      12/11/05 Alliance I/O (1)      Residential    10,070    11,278        67        138    2.6   3.8  L      -      -

   10/16/02      11/1/07  311 S. Wacker Dr.     Office         31,418    31,710    31,128     31,181   8.00   9.3  L   11.5    9.8
                          Mez. Chicago, IL
                          (3)(22)

   11/1/02      11/9/05   Westin St. Francis    Hotel          35,000    35,000    34,973     34,964   11.9  10.7  L   11.9   10.7
                          Mez. San Francisco,
                          CA (3)(4)

   2/10/03      3/11/08   Pennmark (3)(5)(22)   Mixed-use      35,000    35,000    34,739     34,388    8.8   8.8  L    8.9    9.8
                          New York, NY

    5/7/03       11/1/04  The Edge Condominium  Residential         -    12,000         -     11,912      -  22.0  F   22.1   22.4
                          Chicago, IL (6)

    5/9/03       1/09/06  Alliance FQ B Note    Residential     7,850     8,450     7,701      8,130    7.5   7.5  L     10    9.6
                          Texas
                          (2)(3)(7)(22)

    5/9/03       1/09/06  Alliance FQ           Residential     6,000     6,000     5,879      5,755   15.1  17.9  L   17.9   17.7
                          Mezzanine
                          Texas
                          (2)(3)(7)(22)

    8/19/03      1/14/04  880 Mandalay          Residential         -     6,885         -      6,853      -   7.8  L   19.7    8.1
                          Clearwater Beach,
                          FL

    9/16/03      3/09/06  Ocean's Resort        Hotel          24,421    26,375    23,276     24,890   10.7  10.7  L   12.6   12.8
                          Portfolio
                          Daytona Beach, FL
                          (2)(3)(8)(22)

   11/10/03       4/2/04  Pointe @ Park Center  Residential         -     9,546         -      9,546      -   7.6  L   34.5    7.5
                          Alexandria, VA

   11/25/03     11/24/05  Mary Brickell Village Retail        13,640     13,640    13,511     13,442   18.0  18.0  F   18.1   18.4
                          Miami, FL(9)

   12/15/03      12/1/06  Independent           Office         13,836    14,000    13,752     13,864   10.2  10.0  L   10.5   10.5
                          Square(3)(22)
                          Jacksonville, FL

    2/6/04        2/9/06  Hyatt Regency         Hotel          15,000         -    15,000          -    9.7     -  L    8.7      -
                          Mezzanine
                          Washington,
                          D.C.(3)(10)

    3/10/04      2/28/06  Highpointe Condo      Residential    14,500         -    14,500          -   20.0     -  F   20.7      -
                          Hunt Valley, MD
                          (11)

    3/18/04       1/9/06  Prime                 Retail         26,000         -    25,985          -   13.1     -  L   13.1      -
                          Outlets(3)(12)(22)

    4/26/04       2/9/06  Town Mall             Retail         10,000         -     9,906          -    7.7     -  L    8.1      -
                          (3)(10)(13)(22)
                          Westminster, MD

    4/30/04      4/30/07  Leasco(2)(14)         Storage        10,171         -    10,171          -   16.0     -  F   16.0      -

    5/19/04      4/30/07  Park Crest at         Residential     3,990         -     3,990          -    8.8     -  L   14.6      -
                          Innisbrook II
                          Palm Harbor,
                          FL(15)

    5/21/04       5/9/06  River East -          Retail         14,000         -    13,964          -   16.5     -  L   18.1      -
                          Mez(3)(16)
                          Chicago, IL

    5/21/04       5/9/06  River East -          Retail         17,800         -   17,800           -    7.4     -  L    7.4      -
                          Loan(3)(16)
                          Chicago, IL

    5/28/04      11/12/06 Parkway               Office         12,838         -    12,796          -    7.9     -  L    8.0      -
                          Center(2)(17)(22)
                          Roseville, CA

    6/25/04      6/17/07  Island Club           Residential     7,224         -     7,224          -    8.8     -  L   15.4      -
                          Apartments
                          Miami, FL(18)

    7/01/04      6/17/07  Marquis at Vienna     Residential     4,343         -     4,343          -    8.8     -  L   18.4      -
                          (19)
                          Vienna, VA

    6/30/04       7/9/07  Market Tower #1       Office          7,500         -     7,432          -   11.0     -  F   11.0      -
                          (2)(20)
                          Indianapolis, IN

    6/30/04       7/9/07  Market Tower #2       Office          7,500         -     7,500          -   11.0     -  F   11.0      -
                          (2)(20)
                          Indianapolis, IN

    8/20/04       8/9/06  Penncomm(10)(21)      Office          8,914          -    8,914          -   11.1     -  L   11.1      -
                          New York, NY

   12/29/04      12/31/09 10/Ten Post Office    Office         17,000          -   16,980          -    8.1     -  L    8.1      -
                          (23)
                          Boston, MA

   11/24/04       8/1/05  Westbrook             Office         23,285          -   23,285          -    8.1     -  L    8.1      -
                          Portfolio(24)(25)

   12/07/04       1/9/05  L Enfant Plaza        Office         13,700          -   13,700          -    7.7     -  L    7.7      -
                          (2)(26)
                          Washington D.C.

   11/23/04      10/9/06  Fifteen Group Mezz    Residential    24,692          -   24,692          -    7.6     -  L    7.6      -
                          (3)(27)

   12/20/04      11/9/06  Alliance Eaton        Residential    52,500          -   52,500          -    8.1     -  L    8.1      -
                          Vance Portfolio,
                          (10) (28)

    11/4/04      10/4/06  Desert Passage Jr.    Retail         20,000          -   20,000          -   17.0     -  L   17.0      -
                          Mezz
                          Las Vegas, NV
                          (3)(29)(30)

   10/13/04      8/10/07  Oceanview             Residential    26,400          -   26,400          -    8.2     -  L    8.2      -
                          Sunny Isles
                          Beach, FL(31)

   11/18/04      11/1/07  Palazzo at Park       Residential    16,800          -   16,800          -    8.2     -  L    8.2      -
                          Center
                          Alexandria,
                          VA(32)
                                                 ----------------------------------------------------------------------------------
                                                Totals       $531,392   $241,837 $436,194   $223,649

F - Fixed Rate; L - LIBOR based floating rate

(1) The Concordia Portfolio was secured by the partnership interests in three super regional malls. In conjunction with the purchase of the Portfolio, the Company purchased a 1.46% interest only strip (the "Alliance I/O") off of a B Note secured by a portfolio of apartments (5,389 units) located in Dallas/Fort Worth and Phoenix. Payments received are the greater of 1.5% or 9.5% less LIBOR+450, based upon a notional par.

(2) May be extended at the borrower's option for two additional twelve-month periods, subject to certain performance hurdles and an extension fee.

(3) The entire principal balance of the Company's investment is pledged to secure line of credit borrowing agreements.

(4) Represents a $35,000 mezzanine loan, secured by the borrower's interest in a full service hotel. May be extended at the borrower's option for two additional twelve-month periods for a 0.125% extension fee. On March 20, 2003, the Company sold at par, a $30,000 subordinate interest in a $160,000 note secured by the same hotel property.

(5) Represents a $35,000 mezzanine loan secured by 100% of the ownership interests in the entity, which owns the Pennmark, a 24-story apartment and retail development. This property is encumbered with an $111,000 first mortgage.

(6) Represents a $12,000 mezzanine construction loan, secured by a second mortgage and 100% pledge of partnership interests. Borrower paid a current interest rate of 12% with the remaining 10% paid at maturity. The Company's remaining commitment of $545 was paid on July 18, 2003.

(7) Represents a subordinate interest in a $43,000 note secured by three apartment properties located in Corpus Christi and Houston, Texas and a $6,000 mezzanine loan, secured by the borrower's interest in the same properties.

(8) Interest payments on the loan are based upon a spread to 30-day LIBOR, subject to a floor of 2.5% on the first $20,250 of original par.

(9) Represents a $13,640 mezzanine construction loan, secured by a 100% pledge of partnership interests. The loan may be extended at the borrower's option for one additional twelve-month period for a fee of 1%. Borrower pays a current interest rate of 12% with the remaining 6% plus $354 payable at maturity.

(10) May be extended at the borrower's option for three additional twelve-month periods, subject to certain compliance hurdles.

(11) Represents a $14,500 mezzanine loan for the acquisition and condominium conversion of a 389-unit rental apartment community in suburban Baltimore, secured by a 100% pledge of partnership interests in the property. The loan may be extended at the borrower's option for one additional twelve-month period and one additional six-month period for a fee of .50%. Borrower pays a current interest rate of 12% with the remaining 8% payable at maturity.

(12) Prime Outlets is a $26,000 junior participation in a $336,000 first mortgage, secured by nine retail outlet properties with 3.1 million square feet, located in seven states. The loan may be extended at the borrower's option for three additional twelve-month periods. An extension fee of .125% is due for the second and third extensions.

(13) Represents a $10,000 B-Note secured by a subordinate interest in a first mortgage on a 629,000 square foot regional mall located in suburban Baltimore.

(14) Represents a $10,171 mezzanine loan for borrower's acquisition of a 14-property self-storage portfolio located in California (10 properties), Phoenix (3 properties), and Las Vegas (1 property). Borrower pays a current interest of 12% with the remaining 4% payable at maturity. The Borrower invested 10% of project costs and has arranged first mortgage and mezzanine loans totaling 90% of total acquisition cost.

(15) Represents a subordinate participation in a $40,450 first mortgage loan, secured by a 396-unit condominium conversion project located in Palm Harbor, Florida. In addition to interest, borrower is required to pay a release fee of approximately $1 per unit. Release fees are included in interest income.

(16) Represents a $17,800 subordinate interest in a first mortgage note secured by retail and parking components of River East Center, a large mixed-use development in downtown Chicago and a $14,000 mezzanine loan, secured by the borrower's interest in the same property. May be extended at the borrower's option for three additional twelve-month periods, subject to certain performance hurdles, and an extension fee on second and third extension of the mezzanine loan.

(17) Represents a subordinate interest in a $45,000 note, secured by a first mortgage on the 286,775 square foot office complex in Roseville, California.

(18) Represents a subordinate participation in a $57,300 first mortgage loan, secured by a 300-unit condominium conversion project located in Miami, Florida. In addition to interest, borrower is required to pay a release fee of approximately $3 per unit. If the loan is prepaid prior to the sale of all of the units or if the property is not converted, borrower is required to pay an exit fee of $476. Release fees are included in interest income.

(19) Represents a subordinate participation in a $74,000 note, secured by a 327-unit rental apartment community in Vienna, Virginia. In addition to interest, borrower is required to pay a release fee of $6 at the time of sale of each unit until 2.75% of the first mortgage has been paid. The total release fee will be adjusted until it equals 2.25% of the first mortgage if the Loan is repaid 20 months prior to the Maturity and reduced to 2.50% if the Loan is repaid 1 year prior to the Maturity.

(20) Represents a $15,000 mezzanine loan, secured by the borrower's interest in a 30-story office tower in Indianapolis, Indiana.

(21) Represents a junior participation interest in an $82,000 first mortgage, secured by a 17-story class B office building in the Penn Plaza/Garment district of New York, NY.

(22) The LIBOR floor component of these loans has been bifurcated from the loans, classified as prepaid and other assets on the balance sheet, with subsequent changes in fair value included in the statement of operations. The bifurcation causes an additional discount on the loan, which is then amortized over the loan's expected maturity using the effective interest method. The loss on LIBOR floors for all the Company's loans was $1,892 for the year ended December 31, 2004.

(23) Represents a mezzanine loan secured by a 100% pledge of partnership interests in the entity that owns 10/Ten Post Office Square, a 437 square foot, multi-tenant office building, located in the Boston financial district.

(24) The Westbrook Portfolio represents a senior mezzanine loan secured by a pledge of partnership interests in the entity that owns a portfolio of 18 office properties primarily concentrated in and around Kansas City, Orlando and Denver.

(25) May be extended at the borrower's option for two additional twelve-month periods, subject to certain performance hurdles.

(26) Represents a subordinate interest in a $43,500 first mortgage note, secured by a 264 square foot office building leased primarily to the General Services Administration (GSA).

(27) Represents mezzanine loans secured by 100% pledge of partnership interests in the entity that owns a portfolio of ten apartment complexes located primarily in Los Angeles, California, Birmingham, Alabama, and Dallas, Texas. May be extended at the borrower's option for two additional twelve-month periods and one additional eleven-month term, subject to certain performance hurdles and fees for the second and third extensions.

(28) Represents a junior participation in an $802,500 first mortgage note secured by an 80-property, 24,165-unit apartment portfolio located primarily in the Southeastern and Southwestern United States.

(29) Represents a junior participation interest in a 75.000 mezzanine loan secured by a pledge of equity interests in the owner of the Desert Passage, a themed retail and entertainment complex and parking garage, adjacent to the Aladdin Hotel and Casino on Las Vegas Boulevard ("The Strip") in Las Vegas, Nevada.

(30) May be extended for three additional twelve-month periods, subject to certain performance hurdles and a fee for each extension.

(31) Represents a subordinate interest in a $146,200 note secured by a 1,198-unit apartment property expected to be converted to condominiums. In addition to interest, the borrower is required to pay a release fee of approximately $2 per unit. If the conversion does not occur, an additional 3% fee will be due at maturity.

(32) Represents a subordinate interest in a $79,200 note secured by a 392-unit apartment complex expected to be converted to condominiums. In addition to interest, the borrower is required to pay an exit fee to be paid at the earlier of maturity or $3 per unit upon sale.


Combined summarized financial information of the unconsolidated equity investments and real estate joint ventures of the Company is as follows:

                                                                               December 31,
                                                                -------------------------------------------
                                                                      2004                    2003
                                                                ------------------    ---------------------
Combined Balance Sheets:
     Real estate property                                                 $31,163                  $46,547
     Commercial mortgage loans, net                                       518,908                  225,636
     Other assets                                                          21,235                   18,709
                                                                ------------------    ---------------------

          Total Assets                                                   $571,306                 $290,892
                                                                ==================    =====================

     Mortgage debt                                                        $15,977                  $30,536
     Other liabilities                                                    259,313                  102,438
     Partners', members' and stockholders' equity                         296,016                  157,918
                                                                ------------------    ---------------------

          Total liabilities, partners', members', and
                stockholders' equity                                     $571,306                 $290,892
                                                                ==================    =====================

Anthracite Capital, Inc.'s share of equity                                $61,843                  $36,316
                                                                ==================    =====================


                                                                     For the years ended December 31,
                                                                -------------------------------------------
                                                                   2004           2003            2002
                                                                -----------    ------------    ------------
 Combined Statements of Operations:
     Revenues                                                      $49,107         $30,767         $19,901
                                                                -----------    ------------    ------------

     Expenses
          Interest expense                                           7,731           7,043           4,877
          Depreciation and amortization                              1,274           1,824           2,203
          Operating expenses                                         6,752           5,711           5,611
                                                                -----------    ------------    ------------

               Total expenses                                       15,757          14,578          12,691
                                                                 -----------    ------------    ------------

     Net Income                                                    $33,350         $16,189           7,210
                                                                ===========    ============    ============

The Company's share of net income                                   $8,157          $4,322          $2,246
                                                                ===========    ============    ============



Note 8        FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair value of financial instruments. The following table presents the notional amount, carrying value and estimated fair value of financial instruments as of December 31, 2004 and 2003:

                                                       2004                                               2003
                                   ----------------------------------------------  ---------------------------------------------
                                   Notional         Carrying         Estimated       Notional         Carrying       Estimated
                                     Amount          Value           Fair Value        Amount          Value         Fair Value
                                   ----------------------------------------------  ---------------------------------------------


Securities available-for-sale          $    -      $1,763,093        $1,763,093        $     -     $1,806,000       $1,806,000
Securities held-for-trading                 -         232,918           232,918              -        313,727          313,727
Commercial mortgage loans                   -         268,086           268,086              -         61,668           61,668
Secured borrowings                          -         804,351           804,351              -      1,138,571        1,138,571
CDO borrowings                              -       1,067,967         1,079,243              -        684,970          696,195
Commercial mortgage loan pool
borrowings                                  -       1,294,058         1,294,058              -              -                -
Currency forward contracts                  -         (25,807)          (25,807)             -              -                -
Interest rate swap agreements       1,410,165         (10,869)          (10,869)     1,545,623        (26,352)         (26,352)
Futures                                     -               -                 -            103        (11,436)         (11,436)


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


Note 9        IMPAIRMENTS - CMBS

In 2001, the Company adopted the rules contained in EITF 99-20, These rules require the Company to update its estimated cash flows for its non-investment grade securities and compare the net present value of these cash flows to the adjusted purchase price. The Company complies with EITF 99-20 by comparing the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.

The Company's portfolio has six 1998 vintage CMBS securities in four separate CMBS transactions that required impairment charges at December 31, 2004 following the application of EITF 99-20. As a result, the Company recorded a loss on impairment of assets of $26,018 in the fourth quarter of 2004. A variety of factors influence updated yields for these securities including magnitude of credit loss, timing of credit loss, prepayments and servicer advances. The Company completed a re-evaluation of credit assumptions of its 1998 vintage CMBS portfolio in the fourth quarter of 2004. The magnitude of credit losses did not significantly change as a result of this process, as total loss expectations on the underlying loans moved from 2.06% to 2.04%. Changes in the timing of credit losses and prepayments caused updated yields on these securities to decline by a weighted average of 66 basis points. Market dislocations in 1998 caused disproportionate unrealized losses in market value on these securities based on price quotes received from third parties. The Company had recorded these unrealized losses as other comprehensive loss on its consolidated statement of financial condition since that time.

Based on current economic conditions and updated credit assumptions, the Company believes these 1998 vintage CMBS securities will be repaid in full and that the impairment charge of $25,355 with respect to five of the six securities will be reflected in income over the remaining life of the bonds. In addition, the Company increased underlying loan loss expectations on one non-rated security resulting in an impairment charge of $663.

During 2003, the Company performed an analysis of its current underlying loan loss expectations and credit performance of its 1998 vintage Controlling Class CMBS. The Company increased underlying loan loss expectations on four securities from three 1998 vintage CMBS transactions. As a result of the increase in loss expectations, the Company recorded an impairment charge of $27,014 during the second quarter of 2003, to reduce the amortized cost of these securities to their fair value. The $27,014 impairment charge is comprised of $19,217 related to the non-rated and CCC rated classes of CMAC 98-C2, $5,573 related to LBCMT 98-C1, and $2,224 related to GMAC 98-C1. Three of the four impaired securities are not rated and the fourth security is rated CCC by Fitch Ratings. Securities that are not rated are highly sensitive to changes in the timing of losses recognized on the underlying loans.

Based on the delinquencies and defaults in the underlying pools, and missed payments during the fourth quarter of 2002, the Company revised its estimated future cash flows from its investment in FMACT 1998-BA class B security. Accordingly, as of December 31, 2002, the Company determined that its investment was impaired and wrote down the adjusted purchase price of this security by $10,273 to its estimated fair value and increased the security's yield from 7.69% to a market yield for a security of this credit quality, estimated to be 20%. These figures incorporate the assumption that the underlying loan pools and an estimate of another 1.0% of losses per year will experience an additional $31,203 of losses over the remaining life of the trust. This security was part of the CORE Cap acquisition in May of 2000 and was rated AA at that time. The most recent rating of this security was CC by Fitch Ratings was in December 2002.

During the third quarter of 2003, the Company determined it is unlikely that further payments will be received from the FMACT 1998-BA class B security and wrote this security down to zero, despite the servicer reporting a par balance of $16,366 as of September 30, 2003. As a result, the Company recorded an impairment charge during the quarter of $5,412.


Note 10       COMMON STOCK

For the year ended December 31, 2004, the Company issued 1,084,619 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,691. For the year ended December 31, 2003, the Company issued 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134. For the year ended December 31, 2002, the Company issued 1,455,725 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $15,920.

During the year ended December 31, 2004, the Company declared dividends to stockholders totaling $58,208 or $1.12 per share, of which $43,287 was paid during the year and $14,921 was paid on February 1, 2005. During the year ended December 31, 2003, the Company declared dividends to stockholders totaling $61,088 or $1.26 per share, of which $47,238 was paid during the year and $13,850 was paid on February 2, 2004. During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $65,366 or $1.40 per share, of which $48,777 was paid during the year and $16,589 was paid on January 31, 2003.

For the year ended December 31, 2004 and 2003, respectively, the Company issued 294,400 and 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $3,210 and $497, respectively. For the year ended December 31, 2003, the Company issued 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $497.

All Common Stock dividends paid by the Company during 2004 are 100% ordinary income. The following chart details the estimated tax characterization of the Company's Common Stock dividends with March 31, 2003, June 30, 2003, and September 30, 2003 record dates.

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


Note 11       PREFERRED STOCK

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). The second quarter of 2004 earnings includes a charge of $0.21 per share for the redemption of the Company's Series B Preferred Stock. The Series B Preferred Stock was redeemed on May 6, 2004.

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

As part of the CORE Cap merger, the Company authorized and issued 2,261,000 shares of Series B Preferred Stock, $0.001 par value per share, to CORE Cap stockholders. The Series B Preferred Stock was perpetual, carries a 10% coupon, has a preference in liquidation as of December 31, 2003 of $43,942, and is convertible into the Company's Common Stock at a price of $17.09 per share, subject to adjustment. If converted, the Series B Preferred Stock would convert into approximately 2,571,423 shares of the Company's Common Stock. On May 29, 2003, the Company redeemed 155,000 shares at its liquidation value of $25 per share. In 2002, 300,000 shares of 10% Series B Preferred Stock with a liquidation preference of $7,500 were converted at the stockholder's option into 438,885 shares of the Company's Common stock.

As of December 31, 2004, the Company has authorized and un-issued 94,394,003 shares of preferred stock.

All Series B Preferred Stock dividends paid by the Company during 2004 are 100% ordinary income. The following chart details the estimated tax characterization of the Company's Series B Preferred Stock dividends with March 15, 2003, June 15, 2003, September 15, 2003, and December 15, 2003 record dates.

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

The following chart details the estimated tax characterization of the Company's Series C Preferred Stock dividends with July 15, 2003 and October 10, 2003 record dates. All other Series C Preferred Stock dividends that have been paid by the Company are 100% ordinary income.

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


Note 12  TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. On March 25, 2002, the Management Agreement was extended for one year through March 27, 2003, with the approval of the unaffiliated directors, on terms similar to the prior agreement with the following changes: (i) the incentive fee calculation would be based on GAAP earnings instead of funds from operations, (ii) the removal of the four-year period to value the Management Agreement in the event of termination and (iii) subsequent renewal periods of the Management Agreement would be for one year instead of two years. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a national investment banking and financial advisory firm, advised the Board in the 2002 renewal process.

On March 6, 2003, the unaffiliated directors approved an extension of the Management Agreement from its expiration of March 27, 2003 for one year through March 31, 2004. The terms of the renewed agreement were similar to the prior agreement except for the incentive fee calculation that would provide for a rolling four-quarter high watermark rather than a quarterly calculation. In determining the rolling four-quarter high watermark, the Company would calculate the incentive fee based upon the current and prior three quarters' net income. The Manager would be paid an incentive fee in the current quarter if the Yearly Incentive Fee, as defined, were greater than what was paid to the Manager in the prior three quarters cumulatively. The Company phased in the rolling four-quarter high watermark commencing with the second quarter of 2003. Calculation of the incentive fee was based on GAAP earnings and adjusted to exclude special one-time events pursuant to changes in GAAP accounting pronouncements after discussion between the Manager and the unaffiliated directors. The incentive fee threshold did not change. The high watermark provided for the Manager to be paid 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share and the greater of 9.5% or 350 basis points over the ten-year Treasury note.

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of December 31, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 10, 2004, the members of the Company's Board of Directors who are not affiliated with the Manager approved an extension of the Company's management agreement with the Manager for one additional year through March 31, 2006. The terms of the extended agreement did not change.

During the third quarter of 2003, the Manager agreed to reduce its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

The Company incurred $8,956, $9,411, and $9,332 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2004, 2003 and 2002, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $120, $66, and $14 for certain expenses incurred on behalf of the Company during 2004, 2003 and 2002, respectively.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Either party can cancel the agreement upon 60-day written notice. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the years ended December 31, 2004, 2003 and 2002, the Company paid administration fees of $174, $173, and $168, respectively.

The special servicer on 11 of the Company's 16 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. The Company's fees for Midland's services are at market rates.

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

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of December 31, 2004 was $39,563. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On December 31, 2004, the Company owned approximately 20% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. On November 19, 2004 the Company entered into an additional $32,067 commitment to acquire shares in Carbon II. During 2004, the Company received capital call notices of $16,953. As of December 31, 2004, the Company's investment in Carbon II was $17,249 and the Company's remaining commitment to Carbon II is $45,114. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September of 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its common stock and 2,261,000 shares of its Series B preferred stock. At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of December 31, 2004, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.


Note 13  STOCK OPTIONS

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

                                            May 25, 2004
                                       ------------------
         Estimated volatility                      22.6%
         Expected life                           7 years
         Risk-free interest rate                    1.2%
         Expected dividend yield                    9.5%

The fair value of the options granted on May 25, 2004 was negligible. There were no options granted in 2003.

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:


                                               2004                         2003                          2002
                                      ------------------------    -------------------------    ---------------------------
                                                   Weighted-                   Weighted-                       Weighted-
                                                    Average                     Average                         Average
                                                   Exercise                     Exercise                       Exercise
                                        Shares       Price          Shares        Price            Shares        Price
                                      ------------ -----------    ------------ ------------    -------------- ------------
Outstanding at January 1               1,468,351    $ 14.75         1,560,542    $  14.49        1,766,341     $  11.87

Granted                                    5,000      11.81                 -           -                -            -

Exercised                                (30,000)      8.44           (65,400)       8.45         (182,700)        8.33

Cancelled                                (25,500)     15.00           (26,791)      15.00          (23,099)       15.63

Outstanding at December 31             1,417,851    $ 14.87         1,468,351    $  14.75        1,560,542     $  14.49
                                    ============                 ============               ==============

Options exercisable at December 31     1,417,851    $ 14.87         1,468,351    $  14.75        1,560,542     $  14.49
                                    ============                 ============               ==============

The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2004:

                          Options         Remaining                Options
                      Outstanding at    Contractual Life       Exercisable at
Exercise Price       December 31, 2004     (Years)            December 31, 2004
-------------------------------------------------------------------------------
  $       7.82            3,850               5.1                     3,850
          8.44           25,000               4.2                    25,000
          9.11            3,850               4.2                     3,850
         11.81            5,000               9.4                     5,000
         15.00        1,310,851               3.2                 1,310,851
         15.58           57,750               2.7                    57,750
         15.83           11,550               3.2                    11,550
-------------------------------------------------------------------------------

  $7.82-$15.83        1,417,851               3.3                 1,417,851
===============================================================================


Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2004 were 774,502.


Note 14  BORROWINGS

The Company's borrowings consist of lines of credit, CDOs, commercial mortgage loan pools and reverse repurchase borrowings.

The Company has a $200,000 committed credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility") that matures December 20, 2007. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments and investments in real estate joint ventures. As of December 31, 2004 and 2003, the outstanding borrowings under this facility were $126,349 and $82,406, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR based variable rate.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility provides the Company with the ability to borrow only through July 17, 2004 with the repayment of principal not due until July 7, 2005. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of December 31, 2004, outstanding borrowings under this facility were $24,527. As of December 31, 2003, outstanding borrowings under this facility were $7,530.

At December 31, 2004, the Company had outstanding borrowings of $12,800 under a $13,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on GAAP of $305,000, a debt-to-equity ratio not to exceed 5.5 to 1, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.5 and a minimum liquidity reserve of $10,000. The Company received authorization from its lenders to permit debt to equity ratios in excess of existing covenants and a debt service coverage ratio less than 1.5. As of December 31, 2004 and 2003, the Company was in compliance with all other covenants.

On May 29, 2002, the Company issued ten tranches of secured debt through CDO
I. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, as of December 31, 2004, is $405,377. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.29 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%. The Company incurred $9,890 of issuance costs that will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2004 of the collateral securing CDO I consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. As of December 31, 2004, the collateral securing CDO I has a fair value of $475,157.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $280,783 secured by the subsidiary's assets. In July 2004, the Company issued a bond with a par of $12,850 from its CDO II. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. The adjusted issue price of the CDO II debt as of December 31, 2004 is $293,167. Five tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.72 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO II of approximately 5.79%. The Company incurred $6,004 of issuance costs that will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2004 of the collateral securing CDO II consists of 84% CMBS rated B or higher and 16% REIT debt rated BBB or higher. As of December 31, 2004, the collateral securing CDO II has a fair value of $340,686.

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The adjusted issue price of the CDO III debt, as of December 31, 2004, is $369,422. Five tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 8.39 years as of December 31, 2004. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 5.03%. The Company incurred $2,006 of issuance costs that will be amortized over the weighted average life of the CDO. The CDO was structured to match fund the cash flows from a significant portion of the Company's CMBS and unsecured real estate investment trust debt portfolio (REIT debt). The par amount as of December 31, 2004 of the collateral securing CDO III consists of 88% CMBS rated B or higher and 12% REIT debt rated BBB or higher. As of December 31, 2004, the collateral securing CDO II has a fair value of $386,916.

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

Certain information with respect to the Company's collateralized borrowings as of December 31, 2004 is summarized as follows:


                                    Lines of           Reverse         Commercial       Collateralized           Total
                                   Credit and        Repurchase      Mortgage Loan           Debt           Collateralized
                                   Term Loans        Agreements          Pools            Obligations         Borrowings
                                 ------------------------------------------------------------------------------------------
Outstanding borrowings              $163,676         $640,675         $1,294,058          $1,067,967          $3,166,376
Weighted average
borrowing rate                         3.52%            2.47%              3.76%               6.07%               4.27%
Weighted average
remaining maturity                  218 days          26 days         2,587 days          2,936 days          2,064 days
Estimated fair value of
assets pledged                      $222,122         $701,913         $1,312,045          $1,202,760          $3,438,839


As of December 31, 2004, the Company's collateralized borrowings had the following remaining maturities:


                                                     Reverse        Commercial       Collateralized          Total
                                   Lines of         Repurchase       Mortgage             Debt          Collateralized
                                    Credit          Agreements      Loan Pools        Obligations*        Borrowings
                                 --------------------------------------------------------------------------------------
Within 30 days                            $-         $605,944             $-                $-             $605,944
31 to 59 days                              -            7,925              -                 -                7,925
60 days to less than 1 year          150,876           26,806              -                 -              177,682
1 year to 3 years                     12,800                -              -                 -               12,800
3 years to 5 years                         -                -              -                 -                    -
Over 5 years                               -                -      1,294,058         1,067,967            2,362,025
                                 --------------------------------------------------------------------------------------
                                    $163,676         $640,675     $1,294,058        $1,067,967           $3,166,376
                                 ======================================================================================

* Comprised of $405,377 of CDO debt with a weighted average remaining maturity of 7.29 years as of December 31, 2004 and $293,167 of CDO debt with a weighted average remaining maturity of 7.72 years as of December 31, 2004, and $369,422 of CDO debt with a weighted average remaining maturity of 8.39 years as of December 31, 2004.


Certain information with respect to the Company's collateralized borrowings as of December 31, 2003 is summarized as follows:

                                     Lines of            Reverse            Collateralized         Total
                                    Credit and          Repurchase              Debt           Collateralized
                                    Term Loans          Agreements           Obligations         Borrowings
                                   -----------------------------------------------------------------------------
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


As of December 31, 2003, the Company's collateralized borrowings had the following remaining maturities:

                                                                                                 Total
                                   Lines of      Reverse Repurchase     Collateralized      Collateralized
                                    Credit           Agreements        Debt Obligations       Borrowings
                                 -----------------------------------------------------------------------------
Within 30 days                         $     -            $1,048,635            $      -           $1,048,635
31 to 59 days                                -                     -                   -                    -
60 days to less than 1 year             15,180                     -                   -               15,180
1 year to 2 years                       74,756                     -                   -               74,756
3 years to 5 years                           -                     -                   -                    -
Over 5 years                                 -                     -            684,970*              684,970
                                 -----------------------------------------------------------------------------
                                       $89,936            $1,048,635            $684,970           $1,823,541
                                 =============================================================================

* Comprised of $404,637 of CDO debt with a weighted average remaining maturity of 8.29 years as of December 31, 2003 and $280,333 of CDO debt with a weighted average remaining maturity of 8.34 years as of December 31, 2003.

Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated market value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls.


Note 15  DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For those swaps designated as cash flow hedges, the Company will maintain variable rate debt equal to or greater than the notional of the outstanding cash flow hedges. Ineffective portions of charges in the fair value of cash flow hedges are recognized in earnings.

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

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A or better by Standard & Poor's Rating Services. Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations. As of December 31, 2004, the counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Societe Generale with ratings of AA-, A+, A+, A, and AA-, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

On July 6, 2004, interest rate swaps with a notional of $264,000 classified as trading derivatives were re-designated as cash flow hedges of borrowings under reverse repurchase agreements. The reclassification was based on the Company's intent with respect to these derivatives with the principle objective of generating returns from other than short-term pricing differences.

As of December 31, 2004, the Company had interest rate swaps that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $10,252 are included in other assets on the consolidated statement of financial condition and cash flow hedges with a fair value of $(21,261) are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2004, the fair value of the interest rate swaps decreased by $2,793 of which $1,015 was deemed ineffective and is included as an addition of interest expense, $1,078 was recorded as an increase of OCI and $2,856 was included as an addition to loss on trading securities due to a period of ineffectiveness. The Company expects that $1,038 currently recorded as a component of OCI will be recognized in earnings in the next twelve months as the hedged forecasted transactions occur. As of December 31, 2004, the $1,170,720 notional of swaps that were designated as cash flow hedges had a weighted average remaining term of 7.32 years.

During the year ended December 31, 2004, the Company terminated fifteen of its interest rate swaps with a notional amount of $623,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $18,978 loss in value incurred, over 5.54 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2004, $2,016 was reclassified as an increase to interest expense and $2,471 will be reclassified as an increase to interest expense for the next 12 months.

As of December 31, 2004, the Company had interest rate swaps with notional amounts aggregating $239,445 designated as trading derivatives. Trading derivatives with a fair value of $145 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $(5) are included in other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2004, the change in fair value for these trading derivatives was $(54) and is included as an addition to loss on securities held-for-trading in the consolidated statement of operations. As of December 31, 2004, the $239,445 notional of swaps, which were designated as trading derivatives, had a weighted average remaining term of 7.67 years.

As of December 31, 2003, the Company had interest rate swaps that were designated as cash flow hedges of borrowings under reverse repurchase agreements. Cash flow hedges with a fair value of $2,759 are included in other assets on the consolidated statement of financial condition and cash flow hedges with a fair value of $(30,653) are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2003, the fair value of the interest rate swaps increased by $13,180 of which $706 was deemed ineffective and is included as a reduction of interest expense. The remaining increase in fair value of $12,474 was recorded as a decrease to other comprehensive loss. As of December 31, 2003, the $1,066,078 notional of swaps, which were designated as cash flow hedges, had a weighted average remaining term of 7.4 years.

During the year ended December 31, 2003, the Company terminated one of its interest rate swaps with a notional amount of $200,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify from OCI as an increase to interest expense the $1,593 loss in value incurred, over 1.9 years, which was the remaining term of the swap at the time it was closed out. For the year ended December 31, 2003, $476 was reclassified as an increase to interest expense and $212 was reclassified as an increase to interest expense each quarter for the next 12 months.

As of December 31, 2003, the Company had interest rate swaps with notional amounts aggregating $479,545 designated as trading derivatives. Trading derivatives with a fair value of $1,591 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $(49) are included in other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2003, the change in fair value for these trading derivatives was $(714) and is included as an addition to loss on securities held-for-trading in the consolidated statement of operations. As of December 31, 2003, the $479,545 notional of swaps, which were designated as trading derivatives, had a weighted average remaining term of 5.2 years.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the fair market value of that asset. At December 31, 2004 and 2003, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $4,680 and $10,445, respectively.

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

The Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value at December 31, 2004 of $694 that is included in other assets.

At December 31, 2003, the Company had outstanding short positions of 30 five-year and 73 ten-year U.S. Treasury Note future contracts, which represented $3,000 and $7,300 in face amounts of U.S. Treasury Notes, respectively. The estimated fair value of the contracts was approximately $(11,436), and the change in fair value related to these contracts is included as a component of loss on securities held-for-trading. Additionally, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value at December 31, 2003 of $1,114 that is included in other assets.

Note 16  NET INCOME PER SHARE

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


                                                                                     For the year ended December 31,
                                                                                    2004           2003           2002
                                                                              -----------------------------------------------
Numerator:
     Net income (loss) available to common stockholders before
               cumulative transition adjustment                                      $25,768       $(16,386)      $48,466
       Cumulative transition adjustment - SFAS No. 142                                     -              -         6,327
       Numerator for basic and diluted earnings (loss) per share                     $25,768       $(16,386)      $54,793

Denominator:
       Denominator for basic earnings per share--weighted average
               common shares outstanding                                          51,766,877     48,245,927    46,411,324
     Effect of 10.5% Series A senior cumulative redeemable preferred stock                 -              -         7,283
     Dilutive effect of stock options                                                  8,903              -        33,663
                                                                                 -----------    -----------   -----------
     Denominator for diluted earnings per share--weighted average common shares outstanding and common stock equivalents
               outstanding                                                        51,775,780     48,245,927    46,452,270
                                                                                 ===========    ===========   ===========

Basic net income (loss) per weighted average common share:
     Income (loss) before cumulative transition adjustment                             $0.50        $(0.34)         $1.04
     Cumulative transition adjustment - SFAS No. 142                                       -              -          0.14
                                                                              -----------------------------------------------
     Net income (loss)                                                                 $0.50        $(0.34)         $1.18

                                                                              ===============================================

Diluted net income (loss) per weighted average common stock and common stock equivalents:
     Income (loss) before cumulative transition adjustment                             $0.50        $(0.34)         $1.04
     Cumulative transition adjustment - SFAS No. 142                                       -              -          0.14
                                                                              -----------------------------------------------
     Net income (loss)                                                                 $0.50        $(0.34)         $1.18
                                                                              ===============================================


Total anti-dilutive stock options and warrants excluded from the calculation of net income (loss) per share were 1,385,151, 1,468,351 and 1,432,442 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 17  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:

                                                                       Quarters Ending
                                        March 31                   June 30                September 30            December 31
                                    2004         2003         2004          2003       2004        2003          2004        2003
                                 ---------------------------------------------------------------------------------------------------

Interest Income                   $ 39,064    $ 42,823      $ 52,146      $ 42,410   $ 56,094     $ 40,329     $ 56,560    $38,216
                                 ---------------------------------------------------------------------------------------------------
Expenses:
   Interest                         20,873      19,705        33,150        21,737     37,359       21,614       36,784     20,193
   Management fee and
      Other                          2,732       3,159         2,796         3,240      3,098        2,666        3,757      2,642
                                 ---------------------------------------------------------------------------------------------------
         Total Expenses             23,605      22,864        35,946        24,977     40,457       24,280       40,541     22,835
                                 ---------------------------------------------------------------------------------------------------
Gain (loss) on sale of
securities available-for-sale        2,813         142        (4,036)        3,294      2,081       (4,704)      16,687     (5,564)
Gain (loss) on securities
held-for-trading                    (5,983)    (10,404)       (4,046)       (4,716)    (1,103)     (28,154)        (331)     5,068
Foreign currency (loss)                  -           -           (12)            -       (114)           -          (61)         -
Loss on impairment of assets             -           -             -       (27,014)         -       (5,412)     (26,018)         -
                                 ---------------------------------------------------------------------------------------------------
Net income (loss)                 $ 12,289     $ 9,697      $  8,106      $(11,003)  $ 16,501     $(22,221)    $  6,295    $14,885
                                 ---------------------------------------------------------------------------------------------------

Cost to retire preferred stock
in excess of carrying value              -           -        10,508             -          -            -            -          -
Dividends and accretion on
redeemable convertible preferred
stock                                2,446     $ 1,195         1,775         1,611      1,348        2,491        1,348      2,446
                                 ---------------------------------------------------------------------------------------------------
Net income (loss) available
to common stockholders            $  9,843     $ 8,502      $ (4,177)    $ (12,614)  $ 15,153    $ (24,712)    $  4,948    $12,439
                                 ===================================================================================================

Net income (loss) per share,
basic:                            $   0.20     $  0.18      $  (0.08)    $   (0.26)  $   0.28    $   (0.51)    $   0.09    $  0.25
                                 ===================================================================================================

Net income (loss) per share,
  diluted:                        $   0.20     $  0.18      $  (0.08)    $   (0.26)  $   0.28    $   (0.51)    $   0.09    $ $0.25
                                 ===================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of December 31, 2004.

          No change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          (a) None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference to the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference to the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Incorporated by reference to the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference to the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Incorporated by reference to the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
       (a)(1)     Financial statements
                  See index to Financial statements at item 8 of this report.
       (a)(3)     Exhibit Index
       *3.1       Articles of Amendment and Restatement of the Registrant
       *3.2       Bylaws of the Registrant
       *3.3       Form of Articles Supplementary of the Registrant establishing
                  10% Cumulative Convertible Series B Preferred Stock.
       *3.4       Articles Supplementary of the Registrant establishing 9.375%
                  Series C Cumulative Redeemable Preferred Stock.
      *10.1       Investment Advisory Agreement between the Registrant and
                  BlackRock Financial Management, Inc.
      *10.2       Amendment No. 1 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
      *10.3       Amendment No. 2 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
      *10.4       Amendment No. 3 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
       10.5       Amended and Restated Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
      *10.6       Form of 1998 Stock Option Incentive Plan
       10.7       Annex I to Master Repurchase Agreement between Anthracite
                  Funding LLC and Deutsche Bank AG, Cayman Islands
       21.1       Subsidiaries of the Registrant
       23.1       Consent of Deloitte & Touche LLP
       24.1       Power of Attorney (included on signature page hereto)
       31.1       Certification of Chief Executive Officer
       31.2       Certification of Chief Financial Officer
       32.1       Section 1350 Certification of Chief Executive Officer and
                  Chief Financial Officer
-------------------------------------------------------------------------------
*   Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANTHRACITE CAPITAL, INC.


Date:  March 16, 2005                      By:  /s/ Christopher A. Milner
                                                --------------------------------
                                                Christopher A. Milner
                                                Chief Executive Officer
                                                (duly authorized representative)


     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard M. Shea his true and lawful attorney-in-fact and agents with full power of substitution and re-substitution, for his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparties.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 16, 2005                  By:  /s/ Christopher A. Milner
                                           --------------------------------
                                           Christopher A. Milner
                                           Chief Executive Officer


Date: March 16, 2005                  By: /s/ James J. Lillis
                                          ---------------------------------
                                            James J. Lillis
                                            Chief Financial Officer


Date: March 16, 2005                  By:  /s/ Laurence D. Fink
                                          ---------------------------------
                                           Laurence D. Fink
                                           Chairman of the Board of Directors


Date: March 16, 2005                  By:  /s/ Hugh R. Frater
                                          ---------------------------------
                                           Hugh R. Frater
                                           Director


Date: March 16, 2005                  By:  /s/ Donald G. Drapkin
                                          ---------------------------------
                                           Donald G. Drapkin
                                           Director


Date: March 16, 2005                  By:  /s/ Carl F. Geuther
                                          ---------------------------------
                                           Carl F. Geuther
                                           Director


Date: March 16, 2005                  By:  /s/ Jeffrey C. Keil
                                          ---------------------------------
                                           Jeffrey C. Keil
                                           Director


Date: March 16, 2005                  By: /s/ Ralph L. Schlosstein
                                          ---------------------------------
                                           Ralph L. Schlosstein
                                           Director


Date: March 16, 2005                  By:  /s/ Leon T. Kendall
                                          ---------------------------------
                                           Leon T. Kendall
                                           Director


Date: March 16, 2005                  By:  /s/ Clay G. Lebhar
                                          ---------------------------------
                                           Clay G. Lebhar
                                           Director