Form 10-Q
period 2005-03-31
ANTHRACITE CAPITAL INC
filed 2005-05-10
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

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


      (Registrant's telephone number including area code): (212) 810-3333


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

                           (1) Yes X    No __

         As of May 7, 2005, 53,305,202 shares of common stock ($.001 par value per share) were outstanding.


                                                      ANTHRACITE CAPITAL, INC.
                                                             FORM 10-Q
                                                               INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----

Item 1.       Interim Financial Statements........................................................................4

              Consolidated Statements of Financial Condition
              At March 31, 2005 (Unaudited) and December 31, 2004.................................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2005 and 2004..................................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Three Months Ended March 31, 2005...........................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2005 and 2004..................................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................21

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................41

Item 4.       Controls and Procedures............................................................................46

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................47

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................47

Item 3.       Defaults Upon Senior Securities....................................................................47

Item 4.       Submission of Matters to a Vote of Security Holders................................................47

Item 5.       Other Information..................................................................................47

Item 6.       Exhibits...........................................................................................47

SIGNATURES    ...................................................................................................49


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


Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements

                                             Anthracite Capital, Inc. and Subsidiaries
                                           Consolidated Statements of Financial Condition
                                                (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2005                 December 31, 2004
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                                             $22,305                           $23,755
Restricted cash equivalents                                                            17,100                            19,680
Securities available-for-sale, at estimated fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")      $771,485                        $779,218
     Residential mortgage-backed securities ("RMBS")                   129,938                         139,153
     Investment grade securities                                       852,522                         849,302
                                                                   ------------               -----------------
Total securities available-for-sale                                                 1,753,945                         1,767,673
Commercial mortgage loan pools, at amortized cost                                   1,307,035                         1,312,045
Securities held-for-trading, at estimated fair value                                  216,292                           232,918
Commercial mortgage loans, net                                                        237,030                           263,506
Equity investment in the Carbon Capital Funds                                          59,121                            56,812
Investments in real estate joint venture                                                    -                             5,031
Other assets                                                                           60,499                            47,714
                                                                               ---------------                 -----------------
     Total Assets                                                                  $3,673,327                        $3,729,134
                                                                               ===============                 =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                        $1,067,764                      $1,067,967
    Secured by pledge of subordinated CMBS                              21,050                          29,358
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                  401,718                         408,832
    Secured by pledge of commercial mortgage loan pools              1,289,463                       1,294,830
    Secured by pledge of securities held-for-trading                   207,861                         223,788
    Secured by pledge of commercial mortgage loans                     121,549                         141,601
                                                                   ------------               -----------------
Total borrowings                                                                   $3,109,405                        $3,166,376
Payable for investments purchased                                                       9,072                                 -
Distributions payable                                                                  15,821                            15,819
Other liabilities                                                                      21,065                            33,201
                                                                               ---------------                 -----------------
     Total Liabilities                                                             $3,155,363                        $3,215,396
                                                                               ---------------                 -----------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   53,297 shares issued and outstanding in 2005;
     53,289 shares issued and outstanding in 2004                                          53                                53
9.375% Series C Preferred Stock, liquidation preference $57,500
       in 2005 and 2004                                                                55,435                            55,435
Additional paid-in capital                                                            579,010                           578,919
Distributions in excess of earnings                                                 (134,631)                         (134,075)
Accumulated other comprehensive income                                                 18,097                            13,406
                                                                               ---------------                 -----------------
      Total Stockholders' Equity                                                      517,964                           513,738
                                                                               ---------------                 -----------------
      Total Liabilities and Stockholders' Equity                                   $3,673,327                        $3,729,134
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


                                                      Anthracite Capital, Inc.
                                         Consolidated Statements of Operations (Unaudited)
                                               (in thousands, except per share data)

                                                                         For the Three     For the Three
                                                                         Months Ended      Months Ended
                                                                        March 31, 2005    March 31, 2004
                                                                       ------------------------------------
Income:
    Interest from securities available-for-sale                                  $33,341           $32,726
    Interest from commercial mortgage loans                                        5,344             1,479
    Interest from commercial mortgage loan pools                                  13,552                 -
    Interest from securities held-for-trading                                      2,170             3,177
    Earnings from real estate joint ventures                                          59               222
    Earnings from equity investments                                               2,605             1,372
    Interest from cash and cash equivalents                                          237                88
                                                                       ------------------------------------
        Total income                                                              57,308            39,064
                                                                       ------------------------------------

Expenses:
    Interest                                                                      35,143            20,091
    Interest - securities held-for-trading                                         1,361               782
    Management fee                                                                 2,579             2,130
    General and administrative expense                                               820               602
                                                                       ------------------------------------
        Total expenses                                                            39,903            23,605
                                                                       ------------------------------------

Other gain (losses):
Gain on sale of securities available-for-sale                                         10             2,813
Loss on securities held-for-trading                                              (1,372)           (5,983)
Foreign currency loss                                                              (168)                 -
Loss on impairment of asset                                                        (159)                 -
                                                                       ------------------------------------
       Total other loss                                                          (1,689)           (3,170)
                                                                       ------------------------------------

Net income                                                                        15,716            12,289
                                                                       ------------------------------------

Dividends on preferred stock                                                       1,348             2,446
                                                                       ------------------------------------

Net income available to common stockholders                                      $14,368            $9,843
                                                                       ====================================

Net income per common share, basic:                                                $0.27             $0.20
                                                                       ====================================

Net income per common share, diluted:                                              $0.27             $0.20
                                                                       ====================================

Weighted average number of shares outstanding:
    Basic                                                                         53,294            49,837
    Diluted                                                                       53,303            49,846

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2005
(in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                   Series                           Accumulated
                                        Common       C      Additional Distributions   Other                        Total
                                        Stock,   Preferred   Paid-In    In Excess  Comprehensive  Comprehensive  Stockholders'
                                      Par Value    Stock     Capital   Of Earnings Income (Loss)       Income       Equity

Balance at January 1, 2005                 $53    $55,435   $578,919  $(134,075)        $13,406                    $513,738

Net income                                                                15,716                       $15,716       15,716

Unrealized gain on cash flow hedges                                                      25,004         25,004       25,004

Reclassification adjustments from
cash flow hedges included in net
income                                                                                    1,716          1,716        1,716

Change in net unrealized gain (loss)                                                   (22,029)       (22,029)     (22,029)
on securities available-for-sale,
net of reclassification adjustment
                                                                                                ---------------
Other Comprehensive income                                                                               4,691
                                                                                                ---------------
Comprehensive Income                                                                                   $20,407
                                                                                                ===============

Dividends declared-common stock                                         (14,924)                                   (14,924)

Dividends on preferred stock                                             (1,348)                                    (1,348)

Issuance of common stock                     -                    91                                                     91
                                    ----------------------------------------------------------------------------------------

Balance at March 31, 2005                  $53    $55,435   $579,010  $(134,631)        $18,097                    $517,964
                                    ========================================================================================


Disclosure of reclassification adjustment:

Unrealized holding loss
                                                                                                     $(22,039)

Reclassification for realized gains previously recorded as unrealized                                       10
                                                                                                ---------------
                                                                                                     $(22,029)
                                                                                                ===============
The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                     For the Three           For the Three
                                                                                      Months Ended            Months Ended
                                                                                     March 31, 2005          March 31, 2004
                                                                                 -----------------------  ---------------------
Cash flows from operating activities:

     Net income                                                                            $15,716                $12,289

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Net (purchase) sale of trading securities                                           15,254                (33,332)

        Net loss on securities                                                               1,362                  3,170

        Earnings from real estate joint ventures and equity investments                     (2,664)                (1,594)

        Loss on impairment of assets                                                           159                      -

        Amortization of collateralized debt obligation issuance costs                          524                    404

        Premium amortization (discount accretion)                                              888                   (961)

        Unrealized net foreign currency gain                                                  (787)                     -

        Decrease in other assets                                                            14,233                  7,570

        (Decrease) increase in other liabilities                                           (12,136)                 4,876
                                                                                 -----------------------  ---------------------
Net cash provided by (used in) operating activities                                         32,549                 (7,578)
                                                                                 -----------------------  ---------------------

Cash flows from investing activities:

     Purchase of securities available-for-sale                                              (6,075)              (117,479)

     Principal payments received on securities available-for-sale                           11,034                 22,419

     Proceeds from sales of securities available-for-sale                                        -                111,790

     Funding of commercial mortgage loans                                                        -                (19,961)

     Repayments received from commercial mortgage loans                                     25,361                    120

     Repayments received from commercial mortgage loan pools                                 2,208                      -

     Decrease (increase) in restricted cash equivalents                                      2,580                 (2,544)

     Distributions from joint ventures and equity investments                                5,386                  1,287


     Investment in Carbon Capital Funds                                                          -                 (4,349)

     Net payments under hedging securities                                                  (1,341)                (2,740)
                                                                                 -----------------------  ---------------------
Net cash provided by (used in) investing activities                                         39,153                (11,457)
                                                                                 -----------------------  ---------------------

Cash flows from financing activities:

     Net decrease in borrowings under reverse repurchase agreements and credit
            facilities                                                                     (51,401)              (348,149)

     Repayments of borrowings secured by commercial mortgage loan pools                     (5,367)                     -

     Issuance of collateralized debt obligations                                                 -                384,942

     Repayments of collateralized debt obligations                                            (203)               (12,390)

     CDO issuance costs                                                                          -                (5,472)

     Proceeds from issuance of common stock, net of offering costs                              91                12,860

     Dividends paid on common stock                                                        (14,924)              (13,851)

     Dividends paid on preferred stock                                                      (1,348)               (2,446)
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by financing activities                                        (73,152)               15,494
                                                                                 -----------------------  ---------------------

Net decrease in cash and cash equivalents                                                   (1,450)               (3,541)

Cash and cash equivalents, beginning of period                                              23,755                20,805
                                                                                 -----------------------  ---------------------
Cash and cash equivalents, end of period                                                   $22,305               $17,264
                                                                                 =======================  =====================


Supplemental disclosure of cash flow information:
     Interest paid                                                                         $23,563                $20,661
                                                                                 =======================  =====================

     Investments purchased not settled                                                      $9,072                $49,301
                                                                                 =======================  =====================

     Investments sold not settled                                                             $  -                $  (572)
                                                                                 =======================  =====================


Supplemental schedule of non-cash investing and financing activities:
Consolidation of the Controlling Class CMBS during the three months ended
March 31, 2004:

                                                                                                                For the Three
                                                                                                                Months Ended
                                                                                                               March 31, 2004
                                                                                                               --------------
Carrying value of assets acquired                                                                                $1,222,103
Liabilities assumed                                                                                              $1,199,034



The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except per shares and share data)
------------------------------------------------

Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's ongoing investment activities encompass two core investment activities:
1)       Commercial Real Estate Securities
2)       Commercial Real Estate Loans

The accompanying March 31, 2005 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and
Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for 2004 filed with the Securities and Exchange Commission.

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

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by SEC Interpretive Release 33-8568, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment," this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning after June 15, 2005. In accordance with the SFAS No. 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company has determined that this statement will not impact the Company's consolidated financial statements, as there are no unvested options as of December 31, 2004 and the Company already applies the fair value method to all newly-issued options.

In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5, "Implicit Variable Interests Under FIN 46." FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 31, 2005, with early application permitted for periods for which financial statements have not been issued. The adoption of FASB FIN 46(R)-5 is not expected to have a significant impact on the Company's financial statements.

Reclassifications

Certain items previously reported have been reclassified to conform to the current presentation.

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

                                                                                         For the Three       For the Three
                                                                                         Months Ended         Months Ended
                                                                                        March 31, 2005       March 31, 2004
                                                                                       ------------------  -------------------
Numerator:

       Net income available to common stockholders                                               $14,368               $9,843
                                                                                       ------------------  -------------------
       Numerator for basic earnings per share                                                    $14,368               $9,843
                                                                                       ------------------  -------------------
       Numerator for diluted earnings per share                                                  $14,368               $9,843
                                                                                       ==================  ===================

Denominator:
       Denominator for basic earnings per share--weighted average common shares
       outstanding                                                                            53,294,024           49,836,835
       Dilutive effect of stock options                                                            9,195                9,423
                                                                                       ------------------  -------------------
       Denominator for diluted earnings per share--weighted average common shares              53,303,219           49,846,258
       outstanding and common share equivalents outstanding
                                                                                       ==================  ===================

Basic net income per weighted average common share:                                                $0.27                $0.20
                                                                                       ------------------  -------------------
Diluted net income per weighted average common share and common share equivalents:                 $0.27                $0.20
                                                                                       ------------------  -------------------

Total anti-dilutive stock options excluded from the calculation of net income per share were 1,385,151 and 1,385,651 for the three months ended March 31, 2005 and 2004, respectively.

Note 3        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2005 are summarized as follows:


                                                                              Gross           Gross          Estimated
                                                           Amortized     Unrealized Gain    Unrealized          Fair
                   Security Description                      Cost                              Loss            Value
------------------------------------------------------- ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                          $119,254           $2,567        $(2,117)          $119,704
Investment grade CMBS                                           403,262           11,178         (8,365)           406,075
Non-investment grade rated subordinated securities              709,267           48,411        (10,692)           746,986
Non-rated subordinated securities                                 4,734            1,253               -             5,987
Credit tenant leases                                             25,387              236           (707)            24,916
Investment grade REIT debt                                      271,213           10,695         (3,111)           278,797
Project loans                                                    23,483                -           (453)            23,030
CDO investments                                                  20,293              365         (2,146)            18,512
                                                        ---------------- ---------------- --------------- -----------------
     Total CMBS                                               1,576,893           74,705        (27,591)         1,624,007
                                                        ---------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                               105,780               40           (891)           104,929
Residential CMOs                                                  1,243               64               -             1,307
Hybrid adjustable rate mortgages ("ARMs")                        24,279                -           (577)            23,702
                                                        ---------------- ---------------- --------------- -----------------
     Total RMBS                                                 131,302              104         (1,468)           129,938
                                                        ---------------- ---------------- --------------- -----------------

                                                        ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                          $1,708,195          $74,809       $(29,059)        $1,753,945
                                                        ================ ================ =============== =================

As of March 31, 2005, an aggregate of $1,657,548 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of March 31, 2005, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 10.7% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 5.8%. The Company's reported yields on its subordinated CMBS and investment grade securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its subordinated CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

During the three months ended March 31, 2005, the Company realized a gain of $10 on securities available-for-sale. During the three months ended March 31, 2004, the Company sold securities available-for-sale for total proceeds of $111,790 resulting in a realized gain of $2,813.

The following table shows the Company's estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.

                                       Less than 12 Months             12 Months or More                    Total
                                   ------------ ---------------- ------------ ----------------- ------------ -----------------

                                                     Gross                         Gross                          Gross
                                    Estimated     Unrealized      Estimated      Unrealized      Estimated      Unrealized
                                      Fair         (Losses)         Fair           Losses          Fair           Losses
                                      Value                         Value                          Value
                                   ------------ ---------------- ------------ ----------------- ------------ -----------------
CMBS IOs                               $60,004         $(2,031)       $1,915             $(86)      $61,919          $(2,117)
Investment grade CMBS                  112,046          (1,963)       94,768           (6,402)      206,814           (8,365)
Non-investment grade rated
   subordinated securities              57,788          (1,428)       68,565           (9,264)      126,353          (10,692)
Credit tenant leases                    16,108            (707)            -                 -       16,108             (707)
Investment grade REIT debt              89,351          (2,846)        5,103             (265)       94,454           (3,111)
Project loans                           22,130            (341)          900             (112)       23,030             (453)
CDO investments                         14,528          (2,146)            -                 -       14,528           (2,146)
Agency adjustable rate securities      101,782            (891)            -                 -      101,782             (891)
ARMs                                    19,902            (401)        3,800             (176)       23,702             (577)
                                   ------------ ---------------- ------------ ----------------- ------------ -----------------
Total temporarily impaired
   securities                         $493,639        $(12,754)     $175,051         $(16,305)     $668,690         $(29,059)
                                   ============ ================ ============ ================= ============ =================

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2005.

As of March 31, 2005, the Company owns 16 different trusts where, through its investment in the lowest or non-rated subordinated CMBS of such trusts, the Company is in the first loss position. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of March 31, 2005. The underlying collateral related to the Company's investment in commercial mortgage loan pools is also included in the table. See Note 4 of the consolidated financial statements, Commercial Mortgage Loan Pools, for a further description of the Company's investment in commercial mortgage loan pools.

     ----------------------------------------------------------------- ----------------------------------------------
                                                                                   March 31, 2005
     ------------------------------------------ ---------------------- ---------------------- -----------------------
                                                                         Number of Loans            % of
                                                   Principal                                     Collateral
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 30 days to 60 days                        $55,132                     14                  0.30%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 60 days to 90 days                         40,207                      8                  0.22
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Past due 90 days or more                           124,967                     20                  0.69
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Real estate owned ("REO")                            9,445                      3                  0.05
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Foreclosure                                          3,641                      1                  0.02
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total delinquent                                  $233,392                     46                  1.28%
     ------------------------------------------ ---------------------- ---------------------- -----------------------
     Total principal balance                        $18,252,096
     ------------------------------------------ ---------------------- ---------------------- -----------------------

To the extent that the Company's expectation of realized losses on individual loans supporting the CMBS, if any, or such resolutions differ significantly from the Company's original loss estimates, it may be necessary to reduce the projected reported yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, and write the investment down to its estimated fair value. While realized losses on individual loans may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and reported yields are appropriate on all investments.


Note 4        COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. As the Controlling Class holder, the Company has the ability to control dispositions or workouts of any defaulted loans in this trust. The Company negotiated for and obtained a greater degree of discretion over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded discretion, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") required the Company to consolidate the net assets and results of operations of the trust.

The CMBS securities acquired by the Company have a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter of 2004 the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of March 31, 2005, the CMBS securities owned by the Company have a par value of $35,495.

The debt associated with the REMIC trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of the REMIC trust results in an increase in the Company's total debt to capital ratio from 3.5:1 to 6.0:1, but has no effect on the Company's recourse debt to capital ratio. The Company received authorization from its lenders to permit debt to capital ratios in excess of existing covenants. For income recognition purposes, the Company considers the unrated commercial mortgage loans in the pool as a single asset reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of loans that are shadow rated A2 or better by Moody's Investors Service Inc. and AA by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance. The Company accounts for the unrated commercial mortgage loans in the pool as a single asset based on this common credit risk characteristic.

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

The Company's securities held-for-trading are carried at estimated fair value. At March 31, 2005, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $216,292. At March 31, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $(25,801). The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 6        COMMON STOCK

On March 10, 2005, the Company declared dividends to its common stockholders of $0.28 per share, payable on May 2, 2005 to stockholders of record on March 31, 2005. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

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


Note 7        TRANSACTIONS WITH AFFILIATES

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

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of December 31, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 31, 2005, the Management Agreement was extended for one additional year through March 31, 2006. The terms of the extended agreement did not change.

During the year ended December 31, 2003 and for the three months ended March 31, 2004, the Company paid the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee was equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarters of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 for the three months ended March 31, 2004, respectively.

The Company incurred $2,579 and $2,130 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2005 and 2004, respectively. The Company did not incur incentive fees for the three months ended March 31, 2005 and 2004. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0 and $34 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2005 and 2004, the Company paid administration fees of $51 and $44, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of March 31, 2005 was $41,255. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On March 31, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II), a private commercial real estate income opportunity fund managed by the Manager. On November 19, 2004, the Company entered into an additional $32,067 commitment to acquire shares in Carbon II. During 2004, the Company received capital call notices from Carbon II of $16,953. As of March 31, 2005, the Company's investment in Carbon II was $17,866 and the Company's remaining commitment to Carbon II is $45,114. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2005, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.


Note 8         BORROWINGS

Certain information with respect to the Company's collateralized borrowings at March 31, 2005 is summarized as follows:

                                     Lines of           Reverse         Commercial                                Total
                                    Credit and         Repurchase      Mortgage Loan      Collateralized      Collateralized
                                    Term Loans         Agreements          Pools          Debt Obligations      Borrowings
                                 --------------- ------------------ ----------------- --------------------- ----------------
Outstanding borrowings                 $146,516           $606,435        $1,288,690            $1,067,764       $3,109,404
Weighted average
    borrowing rate                        3.95%              2.90%            3.77%                 5.90%             4.34%
Weighted average
    remaining maturity                 513 days            24 days        2,747 days            2,752 days       2,112 days
Estimated fair value of
    assets pledged                     $222,122           $701,913        $1,307,035            $1,195,859       $3,426,928

As of March 31, 2005, the Company's collateralized borrowings had the following remaining maturities:

                                                 Reverse         Commercial        Collateralized            Total
                              Lines of         Repurchase         Mortgage             Debt             Collateralized
                               Credit          Agreements       Loan  Pools         Obligations*           Borrowings
                            -------------- ----------------- ----------------- ------------------- -------------------------
Within 30 days                         $-          $569,739                $-                  $-                  $569,739
31 to 59 days                           -            36,696                 -                   -                    36,696
60 days to less than 1
year                               64,527                 -                 -                   -                    64,527
1 year to 3 years                  81,989                 -                 -                   -                    81,989
3 years to 5 years                      -                 -                 -                   -                         -
Over 5 years                            -                 -         1,288,690           1,067,764                 2,356,454
                            -------------- ----------------- ----------------- ------------------- -------------------------
                                 $146,516          $606,435        $1,288,690          $1,067,764                $3,109,405
                            ============== ================= ================= =================== =========================

* Comprised of $405,573 of CDO debt with a weighted average remaining maturity of 7.04 years as of March 31, 2005, $293,075 of CDO debt with a weighted average remaining maturity of 7.46 years as of March 31, 2005, and $369,116 of CDO debt with a weighted average remaining maturity of 8.14 years as of March 31, 2005.

Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the estimated fair value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.


Note 9      DERIVATIVE INSTRUMENTS

The Company accounts for its derivative investments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at estimated fair value. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings.

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and CDOs and as trading derivatives intended to offset changes in estimated fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

As of March 31, 2005, the Company had interest rate swaps with notional amounts aggregating $1,173,959 that were designated as cash flow hedges of borrowings under reverse repurchase agreements and CDOs. Cash flow hedges with an estimated fair value of $25,220 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $(10,965) are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2005, the net change in the estimated fair value of the interest rate swaps was a decrease of $25,265, of which $261 was deemed ineffective and is included as a decrease of interest expense and $25,004 was recorded as an addition to OCI. As of March 31, 2005, the $1,173,959 notional of swaps that were designated as cash flow hedges had a weighted average remaining term of
7.1 years.

As of March 31, 2005, the Company had interest rate swaps with notional amounts aggregating $267,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $922 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $(58) are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2005, the change in estimated fair value for these trading derivatives was an increase of $723 and is included as a reduction of loss on securities held-for-trading in the consolidated statements of operations. As of March 31, 2005, the $267,445 notional of swaps that were designated as trading derivatives had a weighted average remaining term of 7.7 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At March 31, 2005 and December 31, 2004, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $1,300 and $(4,680), respectively.

Additionally, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and an estimated fair value at March 31, 2005, of $558 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of loss on securities held-for-trading in the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       General

Anthracite Capital, Inc. (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $391,300,000 of assets under management as of March 31, 2005. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

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

The following table illustrates the mix of the Company's asset types as of March 31, 2005 and December 31, 2004:

                                                                   Carrying Value as of
                                                         March 31, 2005        December 31, 2004
                                                         Amount        %         Amount        %
                                                     -------------------------------------------------

Commercial real estate securities                        $1,624,007   45.4%      $1,628,519   44.8%
Commercial mortgage loan pools                            1,307,035   36.6        1,312,045   36.1
Commercial real estate loans(1)                             296,151   8.3           325,350   8.9
Residential mortgage-backed securities                      346,230   9.7           372,071   10.2
                                                     -------------------------------------------------

Total                                                    $3,573,423  100.0%      $3,637,985  100.0%
                                                     -------------------------------------------------


(1) Includes the Company's investments the Carbon Capital Funds and a real estate joint venture.

Commercial Real Estate Securities Portfolio Activity

Commercial real estate securities include CMBS, investment grade real estate investment trusts ("REIT") debt and collateralized debt obligation ("CDO") investments. During the three months ended March 31, 2005, the Company's commercial real estate securities portfolio remained substantially the same with an estimated fair value of $1,628,519 at December 31, 2004 compared with $1,624,007 at March 31, 2005.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is hedged to protect the Company from an increase in short-term interest rates. As of March 31, 2005, over 86% of the estimated fair value of the Company's subordinated CMBS assets are match funded in the Company's CDOs.

The Company retained 100% of the equity of CDOs I, II and III and recorded the transactions on its consolidated financial statements as secured financing.

                  Collateral as of March 31, 2005              Debt as of March 31, 2005
            -------------------------------------------------------------------------------------
                                                                        Weighted
                 Adjusted           Loss Adjusted    Adjusted Issue     Average               Net
              Purchase Price            Yield             Price       Cost of Funds *       Spread
            --------------------------------------------------------------------------------------
CDO I               $435,996           9.16%             $405,573         6.81%              2.35%
CDO II               324,865           7.94%              293,075**       5.74%              2.20%
CDO III              377,341           7.18%              369,116**       5.02%              2.13%
--------------------------------------------------------------------------------------------------
Total **          $1,138,202           8.15%           $1,067,764         5.90%              2.25%

* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $10,000 of par of CDO II debt rated BB and $13,069 of par of CDO III debt rated BB.

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of March 31, 2005:

                                                                               Adjusted
                                                      Estimated      Dollar     Purchase    Dollar   Loss Adjusted
                                     Par             Fair Value      Price       Price       Price        Yield
                               ------------------------------------------------------------------------------------
Investment grade CMBS               $157,169         $156,192        99.38      $163,280      103.89         4.71%
Investment grade REIT debt            43,885           42,696        97.29        44,264      100.86         5.34%
CMBS rated BB+ to B                   99,125           79,089        79.79        77,891       78.58         8.21%
CMBS rated B- or lower                74,565           13,912        18.66        15,903       21.33        15.28%
CDO investments                      201,125           18,512         9.20        20,293       10.09        50.28%
CMBS Interest Only securities
("IOs")                            3,667,317          119,704         3.26       118,325        3.23         7.28%
Project loans                         22,582           23,030       101.98        23,483      103.99         5.63%
                               ---------------------------------------------------------------------------------
Total                             $4,265,768         $453,135        10.62      $463,439       10.86         8.42%

The following table details the par, estimated fair value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2004:

                                                                               Adjusted
                                                      Estimated      Dollar     Purchase     Dollar   Loss Adjusted
                                     Par             Fair Value      Price       Price        Price        Yield
                               ------------------------------------------------------------------------------------
Investment grade CMBS               $145,420        $146,467        100.72      $150,612      103.57         4.59%
Investment grade REIT debt            43,885          43,291         98.65        44,274      100.89         5.34%
CMBS rated BB+ to B                   96,825          77,738         80.29        75,465       77.94         8.24%
CMBS rated B- or lower                74,740          14,833         19.85        16,120       21.57        11.00%
CDO investments                      203,182          19,837          9.76        19,450        9.57        56.65%
CMBS IOs                           3,712,604         125,246          3.37       122,379        3.30         7.31%
Project loans                         23,082          23,649        102.46        24,092      104.38         5.65%
                               ------------------------------------------------------------------------------------
Total                             $4,299,738        $451,061         10.49      $452,392       10.52         8.53%

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

During the first quarter of 2005, the Company acquired $2,300 of par of other below investment grade CMBS. The total par of the Company's other below investment grade CMBS at March 31, 2005 was $325,556; the average credit protection, or subordination level, of this portfolio is 5.29%. The total par of the Company's subordinated Controlling Class CMBS securities at March 31, 2005 was $633,774 and the total par of the loans underlying these securities was $18,252,096.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at March 31, 2005 is as follows:

                                 Estimated    Dollar       Adjusted       Dollar     Subordination
                       Par      Fair Value     Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                  $129,494       $124,553      96.18         $113,111      87.35      6.61%
BB                     78,875         67,919      86.11           64,093      81.26      4.75%
BB-                   118,144         96,345      81.55           90,823      76.87      4.30%
B+                     61,604         40,295      65.41           41,186      66.86      2.87%
B                     171,093        105,913      61.90          103,051      60.23      2.70%
B-                      7,809          4,430      56.73            4,589      58.76      1.41%
CCC                    19,326          3,495      18.08            6,580      34.05      1.47%
NR                     47,430          5,977      12.60            4,734       9.98       n/a
                  ------------------------------------------------------------------------------------
Total                $633,744       $448,927      70.83         $428,166      67.56

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2004 is as follows:

                                 Estimated    Dollar       Adjusted       Dollar     Subordination
                       Par      Fair Value     Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                    $129,493     $122,294      94.44         $112,754      87.07      6.50%
BB                       76,575       65,610      85.68           61,602      80.45      4.73%
BB-                     118,144       91,919      77.80           90,307      76.44      4.16%
B+                       61,604       40,409      65.59           40,951      66.48      2.88%
B                       171,093      106,455      62.22          102,893      60.14      2.64%
B-                        7,809        4,478      57.35            4,552      58.29      1.41%
CCC                      19,326        4,360      22.56            6,573      34.01      1.38%
NR                       47,605        5,984      12.57            4,996      10.49       n/a
                  ------------------------------------------------------------------------------------
Total                  $631,649     $441,509      69.90         $424,628      67.23

During the three months ended March 31, 2005, servicers reduced the par amount of the Company's Controlling Class CMBS in the amount of $175. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issue Task Force ("EITF") 99-20. Also during the three months ended March 31, 2005, the loan pools were paid down by $289,459. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 1.88% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 35% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring.

During the first quarter of 2005, changes in prepayment assumptions caused the expected yield on one investment grade CMBS to decline by 1 basis point. As a result, the Company recorded a loss on impairment of the asset of $159. Based on current economic conditions, the Company believes the $159 will be repaid in full and the impairment charge will be reflected in income over the remaining life of the bond.

During 2004, the Company completed a detailed re-underwriting of its 1998 vintage Controlling Class CMBS. Upon completion, the Company determined that the Company's portfolio contained six 1998 vintage CMBS in four separate CMBS transactions that required impairment charges at December 31, 2004 following the application of EITF 99-20. As a result, the Company recorded a loss on impairment of assets of $26,018 in the fourth quarter of 2004. A variety of factors influence updated yields for these securities, including magnitude of credit loss, timing of credit loss, prepayments and servicer advances. The magnitude of credit losses did not significantly change as a result of this process, as total loss expectations on the underlying loans moved from 2.06% to 2.04%. Changes in the timing of credit losses and prepayments caused updated yields on these securities to decline by a weighted average of 66 basis points (0.66%). Market dislocations in 1998 caused disproportionate unrealized losses in estimated fair value on these securities based on price quotes received from third parties. The Company had recorded these unrealized losses as other comprehensive loss on its consolidated statement of financial condition since that time.

Based on current economic conditions and updated credit assumptions, the Company believes these 1998 vintage CMBS will be repaid in full and that the impairment charge of $25,355 with respect to five of the six securities will be reflected in income over the remaining life of the bonds.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, and 2004. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of March 31, 2005 are shown in the table below:

                         Underlying      Delinquencies       Lehman Brothers
         Vintage Year    Collateral       Outstanding         Conduit Guide
         ----------------------------------------------------------------------
            1998          $6,582,145            3.24%                   1.61%
            1999             686,550            1.44%                   2.51%
            2001             895,794            0.16%                   1.71%
            2002           1,172,921            0.31%                   0.66%
            2003           2,146,791            0.24%                   0.26%
            2004           6,767,895               -%                   0.02%
                     ----------------------------------------------------------
            Total        $18,252,096           1.28%*                  0.84%*
* Weighted average based on current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criteria will generally adjust for the lower delinquencies that occur in newly originated collateral. As of March 31, 2005, the Morgan Stanley index indicated that delinquencies on 297 securitizations were 1.59%, and as of December 31, 2004, this same index indicated that delinquencies on 286 securitizations were 1.74%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 46 delinquent loans shown on the chart in Note 3 of the consolidated financial statements, 3 loans were real estate owned and being marketed for sale, 1 loan was in foreclosure, and the remaining 42 loans were in some form of workout negotiations. Aggregate realized losses of $244 were realized during the three months ended March 31, 2005. This brings cumulative realized losses to $75,220, which is 19.3% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as the portfolio mature.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of March 31, 2005 and December 31, 2004 are as follows:

                            3/31/05 Exposure           12/31/04 Exposure
     -------------------------------------------------------------------------
                                            % of                        % of
     Property Type         Loan Balance     Total        Loan Balance    Total
     -------------------------------------------------------------------------
     Retail                  $5,989,387      32.8%         $6,026,472   32.4%
     Multifamily              5,211,102       28.6          5,305,129    28.6
     Office                   4,596,786       25.2          4,617,616    24.9
     Industrial               1,264,592        6.9          1,272,583     6.8
     Lodging                    750,379        4.1            915,369     4.9
     Healthcare                 324,698        1.8            327,832     1.8
     Other                      115,152        0.6            115,728     0.6
                       -------------------------------------------------------
     Total                  $18,252,096       100%        $18,580,729    100%
                       =======================================================

As of March 31, 2005, the estimated fair value of the Company's holdings of Controlling Class CMBS is $20,761 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $31,258 and a gross unrealized loss of $10,497. The adjusted purchase price of the Company's Controlling Class CMBS portfolio as of March 31, 2005 represents approximately 67.6% of its par amount. The estimated fair value of the Company's Controlling Class CMBS portfolio as of March 31, 2005 represents approximately 70.8% of its par amount. As the portfolio matures, the Company expects to recoup the $10,497 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. As of March 31, 2005, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the three months ended March 31, 2005, the Company did not experience any rating changes on its Controlling Class CMBS.

The Company's income calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") for its CMBS securities is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through March 31, 2005, the Company's GAAP income accrued on its CMBS assets was approximately $38,156 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of March 31, 2005 and December 31, 2004:

                                    Book Value                            Weighted
                  -----------------------------------------------         Average
                      March 31, 2005         December 31, 2004             Yield
  Property        --------------------------------------------------------------------
    Type                Amount        %        Amount      Amount     2005     2004
--------------------------------------------------------------------------------------

Office                 $87,394      36.9%      $88,311      33.5%     9.7%     9.2%
Residential             13,530        5.7       13,480        5.1     12.2     12.2
Retail                  59,284       25.0       59,070       22.4      7.3      6.6
Hotel                   76,822       32.4      102,645       39.0      5.7      7.8
                  --------------------------------------------------------------------
Total                 $237,030     100.0%     $263,506     100.0%     7.7%     8.3%
                  --------------------------------------------------------------------

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

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples of these assumptions include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's reported interest income on its mortgage securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

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


II.      Results of Operations

Net income for the three months ended March 31, 2005 was $14,368 or $0.27 per share (basic and diluted). Net income for the three months ended March 31, 2004 was $9,843 or $0.20 per share (basic and diluted). Net income increased to $0.27 per share for the three months ended March 31, 2005 as compared to $0.20 per share for the three months ended March 31, 2004.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                                       For the Three Months Ended March 31,
                                                           2005                     2004
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $32,631                $29,185
Commercial mortgage loan pools                               13,552                      -
Commercial real estate loans                                  5,344                  1,479
RMBS                                                          2,880                  6,717
Cash and cash equivalents                                       237                     88
                                                 -------------------------- ----------------------
Total                                                       $54,644                $37,469
                                                 ========================== ======================

The following chart reconciles interest income and total income for the three months ended March 31, 2005 and 2004.


                                                      For the Three Months Ended March 31,
                                                           2005                   2004
                                                 ------------------------------------------------
Interest Income                                             $54,644                $37,469
Earnings from real estate joint ventures                         59                    223
Earnings from the Carbon Capital Funds                        2,605                  1,372
                                                 ------------------------------------------------
Total Income                                                $57,308                $39,064
                                                 ================================================

For the three months ended March 31, 2005, interest income from commercial real estate securities increased by $929 due to yield adjustments on the Company's CMBS IO portfolio computed in accordance with SFAS No. 91.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings. Information is based on daily average balances during the period.


                                                                 For the Three Months Ended March 31,
                                                                     2005                     2004
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $4,088                   $3,147
Commercial mortgage loan pools                                        12,777                        -
Lines of credit and term loan                                          1,852                      955
CDO liabilities                                                       15,748                   11,167
                                                           ------------------------- ------------------------
Total                                                                $34,465                  $15,269
                                                           ========================= ========================

The foregoing interest expense amounts for the three months ended March 31, 2005 do not include a $261 reduction of interest expense related to hedge ineffectiveness, as well as a $2,300 addition to interest expense related to swaps. The foregoing interest expense amounts for the three months ended March 31, 2004 do not include a $973 addition to interest expense related to hedge ineffectiveness, as well as a $4,631 addition to interest expense related to swaps. See Note 9 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

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

Net interest margin from the portfolio is annualized net interest income divided by the average estimated fair value of interest-earning assets. Net interest income is total interest income less interest expense relating to collateralized borrowings. Net interest spread equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income divided by average amortized cost of interest earning assets. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to real estate joint ventures, equity investments, hedge ineffectiveness, and the effect of the consolidation of the commercial mortgage loan pools.

                                                      For the Three Months Ended March 31,
                                                     2005                              2004
                                               -------------------------------------------------
                 Interest income                   $42,096                           $37,508
                 Interest expense                  $24,101                           $19,917
                 Net interest margin                  3.21%                             3.18%
                 Net interest spread                  2.28%                             2.48%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,579 and $2,130 for the three months ended March 31, 2005 and 2004, respectively, were solely base management fees and were lower for the quarter ended March 31, 2004 as the Manager agreed to reduce the management fees by 20%. General and administrative expense of $820 and $602 for the three months ended March 31, 2005, and 2004, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums. General and administrative fees for the quarter ended March 31, 2005 rose primarily due to an increase in professional fees related to ongoing Sarbanes-Oxley Act compliance.

Other Gains (Losses): During the three months ended March 31, 2005, the Company realized a gain of $10 on securities available-for-sale. During the three months ended March 31, 2004, the Company sold a portion of its securities available-for-sale for total proceeds of $111,790, resulting in a realized gain of $2,813. The losses on securities held-for-trading were $1,372 and $5,983 for the three months ended March 31, 2005 and 2004, respectively. The loss on impairment of asset of $159 for the three months ended March 31, 2005 was related to the Company's write down of a CMBS.

Dividends Declared: On March 10, 2005, the Company declared distributions to its stockholders of $0.28 per share, which was paid on May 2, 2005 to stockholders of record on March 31, 2005.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at March 31, 2005 and December 31, 2004:


                                                           March 31,                         December 31,
                                                             2005                               2004
                                                          Estimated                            Estimated
                                                             Fair                                Fair
                Security Description                        Value            Percentage          Value         Percentage
  ------------------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                  $119,704            6.8%          $125,246             7.1%
  Investment grade CMBS                                      406,075            23.2           389,813             22.1
  Non-investment grade rated subordinated
  securities                                                 746,986            42.6           753,388             42.6
  Non-rated subordinated securities                            5,987             0.3             5,994              0.3
  Credit tenant leases                                        24,916             1.4            25,251              1.4
  Investment grade REIT debt                                 278,797            15.9           285,341             16.2
  Project loans                                               23,030             1.3            23,650              1.3
  CDO investments                                             18,512             1.1            19,837              1.1
                                                     --------------------------------------------------------------------
       Total CMBS                                          1,624,007            92.6         1,628,520             92.1
                                                     --------------------------------------------------------------------

  Single-family residential mortgage-backed securities:
  Agency adjustable rate securities                          104,929            6.0            112,139              6.4
  Residential CMOs                                             1,307            0.1              1,407              0.1
  Hybrid arms                                                 23,702            1.3             25,606              1.5
                                                     --------------------------------------------------------------------
       Total RMBS                                            129,938            7.4            139,153              7.9
                                                     --------------------------------------------------------------------

                                                     --------------------------------------------------------------------
  Total securities available-for-sale                     $1,753,945          100.0%        $1,767,673           100.0%
                                                     ====================================================================

Borrowings: As of March 31, 2005 and December 31, 2004, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2005 and December 31, 2004, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the estimated fair value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's collateralized borrowings:


                                                                          For the Three Months Ended
                                                                                March 31, 2005
                                                       -----------------------------------------------------------------

                                                          March 31, 2005         Maximum              Range of
                                                             Balance             Balance             Maturities
                                                       --------------------- ---------------- --------------------------
CDO debt*                                                     $1,067,764       $1,067,967      6.7 to 8.8 years
Commercial mortgage loan pools                                 1,288,690       $1,294,058      3.8 to 13.7 years
Reverse repurchase agreements                                    606,435          646,335        5 to 52 days
Line of credit and term loan borrowings                          146,516          166,555       97 to 993 days
                                                       --------------------- ---------------- --------------------------
* Disclosed as adjusted issue price. Total par of the Company's CDO debt as of
March 31, 2005 was $1,080,996.

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company's assets and the cost of borrowing.

Interest rate swap agreements as of March 31, 2005 and December 31, 2004 consisted of the following:


                                                             As of March 31, 2005
                              -----------------------------------------------------------------------------------
                                                     Estimated Fair    Unamortized            Average Remaining
                                 Notional Value          Value             Cost                 Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $461,800            $6,301                 -                   5.29
Trading swaps                         44,000               808                 -                   6.87
CDO cash flow hedges                 712,159             7,954                 -                   8.26
CDO timing swaps                     223,445                55                 -                   7.83


                                                           As of December 31, 2004
                              -----------------------------------------------------------------------------------
                                                     Estimated Fair    Unamortized            Average Remaining
                                 Notional Value          Value             Cost                 Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $452,600              $253                 -                   5.44
Trading swaps                         16,000               (5)                 -                   1.94
CDO cash flow hedges                 718,120          (11,262)                 -                   8.50
CDO timing swaps                     223,445               145                 -                   8.08


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

As of March 31, 2005, $90,811 of the Company's $200,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $50,473 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company had outstanding borrowings of $12,800 under a $13,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

At March 31, 2005, the Company's collateralized borrowings had the following remaining maturities:

                                                   Reverse           Collateralized      Commercial           Total
                                  Lines of        Repurchase              Debt            Mortgage        Collateralized
                                   Credit         Agreements           Obligations       Loan Pools         Borrowings
                                ------------- ------------------ -------------------- ------------------ ------------------
Within 30 days                       $   -          $569,739              $    -             $    -           $569,739
31 to 59 days                            -            36,696                   -                  -             36,696
60 days to less than 1 year         64,527                 -                   -                  -             64,527
1 year to 3 years                   81,989                 -                   -                  -             81,989
3 year to 5 years                        -                 -                   -                  -                  -
Over 5 years                             -                 -           1,067,764          1,288,690          2,356,454
                                ------------- ------------------ -------------------- ------------------ ------------------
                                  $146,516          $606,435          $1,067,764         $1,288,690         $3,109,405
                                ============= ================== ==================== ================== ==================

* Comprised of $405,573 of CDO debt with a weighted average remaining maturity of 7.04 years as of March 31, 2005, $293,075 of CDO debt with a weighted average remaining maturity of 7.46 years as of March 31, 2005 and $369,116 of CDO debt with a weighted average remaining maturity of 8.14 years as of March 31, 2005.

The Company has no off-balance sheet financing arrangements.

The Company's operating activities provided (used) cash flows of $32,549 and $(7,578) during the three months ended March 31, 2005 and 2004, respectively, primarily through net income and sale of trading securities in 2004 and through net income offset by the purchases of trading securities in 2003.

The Company's investing activities provided (used) cash flows of $39,153 and $(11,457) during the three months ended March 31, 2005 and 2004, respectively, primarily from repayments received on securities and commercial mortgage loans, offset by purchase securities available-for-sale and commercial mortgage loan purchases.

The Company's financing activities (used) provided cash flows $(73,152) and $15,494 during the three months ended March 31, 2005 and 2004, respectively, primarily from decrease in borrowings and dividends paid, offset by issuance of collateralized debt obligations in 2003.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on GAAP of $305,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. As of March 31, 2005, the Company was in compliance with all covenants.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2005, the Installment Payment would be $6,500 payable over six years. The Company does not accrue for this contingent liability.

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

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of December 31, 2004) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 31, 2005, the Management Agreement was extended for one additional year through March 31, 2006. The terms of the extended agreement did not change.

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

The Company incurred $2,579 and $2,130 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2005 and 2004, respectively. The Company did not incur incentive fees for the three months ended March 31, 2005 and 2004. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0 and $34 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three months ended March 31, 2005 and 2004, the Company paid administration fees of $51 and $44, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of March 31, 2005 was $41,255. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On March 31, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

On October 13, 2004, the Company entered into a commitment of up to $30,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"), a private commercial real estate income opportunity fund managed by the Manager. On November 19, 2004, the Company entered into an additional $32,067 commitment to acquire shares in Carbon II. During 2004, the Company received capital call notices from Carbon II of $16,953. As of March 31, 2005, the Company's investment in Carbon II was $17,866 and the Company's remaining commitment to Carbon II is $45,114. The Company may commit up to the lower of 20% of the total of Carbon II's capital commitments or $100,000. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

REIT Status: The Company has elected to be taxed as a REIT and therefore must comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may, however, be subject to tax at corporate rates or at excise tax rates on net income or capital gains not distributed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk: Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to the dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the estimated fair value of the Company's portfolio.

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. As of March 31, 2005, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark-to-market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was 1.91 years based on net asset value as of March 31, 2005.

The Company's reported book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's book value. The fixed rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by approximately 4.84 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.44 year. The Company's GAAP book value is not reduced by the change in the estimated fair value of these liabilities and therefore is approximately 5.28 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At March 31, 2005, economic duration for the Company's entire portfolio was 3.33 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Estimated fair value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of March 31, 2005. Actual results could differ significantly from these estimates.

                        Projected Percentage Change In
                              Earnings Per Share
                             Given LIBOR Movements
                Change in LIBOR,           Projected Change in
                +/- Basis Points            Earnings per Share
          -------------------------------------------------------
                    -200                             $0.050
                    -100                             $0.025
                     -50                             $0.012
                    Base Case
                     +50                           $(0.012)
                    +100                           $(0.025)
                    +200                           $(0.050)

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

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B-rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value and interest income. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives; which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; which results in a lower or possibly negative return. Additional losses, which occur due to greater severity, will not have a significant effect as all principal is already assumed to be non-recoverable.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.31 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.05 to $0.25 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of March 31, 2005, securities with a total estimated fair value of $1,204,426 are collateralizing the CDO borrowings of $1,083,268; therefore, the Company's preferred equity interest in the three CDOs is $121,158 ($2.27 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

ITEM 4.       CONTROLS AND PROCEDURES

           Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of March 31, 2005.

           No change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At March 31, 2005 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                Shares Purchased   Paid per Share          or Programs        Under the Plans or Programs
                               -------------------------------------------------------------------------------------------
January 1, 2005 through                 -                 -                     -                          -
January 31, 2005
February 1, 2005 through
February 28, 2005                       -                 -                     -                          -
March 1, 2005 through March
31, 2005                                -                 -                     -                          -
                               ----------------------------------------------------------------
Total                                   -                 -                     -
                               ================================================================

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibits

10.1 Amendment and Extension, dated as of March 31, 2005, to the Amended and Restated Investment Advisory Agreement, dated as of March 11, 2004, between the Registrant and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K of the Registrant filed on March 31, 2005).

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




                                           ANTHRACITE CAPITAL, INC.



Dated:  May 10, 2005                       By: /s/ Christopher A. Milner
                                               --------------------------------
                                               Name: Christopher A. Milner
                                               Title: Chief Executive Officer
                                               (duly authorized representative)




Dated:  May 10, 2005                       By: /s/ James J. Lillis
                                               --------------------------------
                                               Name: James J. Lillis
                                               Title: Chief Financial Officer