Form 10-Q
period 2005-06-30
ANTHRACITE CAPITAL INC
filed 2005-08-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: ________ to ________

                        Commission File Number 001-13937

                            ANTHRACITE CAPITAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 Maryland                                      13-3978906
                 --------                                      ----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 40 East 52nd Street, New York, New York                          10022
 ---------------------------------------                          -----
 (Address of principal executive offices)                      (Zip Code)

      (Registrant's telephone number including area code):  (212) 810-3333
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

                               (1)   Yes   X      No__
                                          ---
                               (2)   Yes   X      No__
                                          ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               (1)   Yes   X      No__
                                          ---

         As of August 9, 2005, 53,313,114 shares of common stock ($.001 par value per share) were outstanding.

                            ANTHRACITE CAPITAL, INC.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----

Item 1.       Interim Financial Statements........................................................................4

              Condensed Consolidated Statements of Financial Condition
              At June 30, 2005 (Unaudited) and December 31, 2004..................................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June 30, 2005 and 2004...........................................5

              Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Six Months Ended June 30, 2005..............................................................6

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2005 and 2004.....................................................7

              Notes to Condensed Consolidated Financial Statements (Unaudited)....................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................23

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................44

Item 4.       Controls and Procedures............................................................................49

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................50

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................50

Item 3.       Defaults Upon Senior Securities....................................................................50

Item 4.       Submission of Matters to a Vote of Security Holders................................................50

Item 5.       Other Information..................................................................................50

Item 6.       Exhibits...........................................................................................50

SIGNATURES.......................................................................................................51

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

Part I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements

                                               Anthracite Capital, Inc. and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition
                                                 (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2005                 December 31, 2004
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                                   $13,251                         $23,755
Restricted cash equivalents                                                                  20,876                          19,680
Securities available-for-sale, at estimated fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")            $784,213                      $779,218
     Residential mortgage-backed securities ("RMBS")                         121,544                       139,153
     Investment grade securities                                           1,105,992                       849,302
                                                                      ---------------               ---------------
Total securities available-for-sale                                                       2,011,749                     1,767,673
Commercial mortgage loan pools, at amortized cost                                         1,302,303                     1,312,045
Securities held-for-trading, at estimated fair value
     CMBS                                                                     89,574                             -
     RMBS                                                                    202,118                       232,918
                                                                      ---------------               ---------------
Total securities held-for-trading                                                           291,692                       232,918
Commercial mortgage loans, net                                                              221,989                       263,506
Equity investment in the Carbon Capital Funds                                                60,472                        56,812
Investments in real estate joint venture                                                          -                         5,031
Other assets                                                                                 42,140                        47,714
                                                                                     ---------------               ---------------
     Total Assets                                                                        $3,964,472                    $3,729,134
                                                                                     ===============               ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                              $1,067,589                    $1,067,967
    Secured by pledge of subordinated CMBS                                    38,220                        29,358
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                        603,390                       408,832
    Secured by pledge of commercial mortgage loan pools                    1,290,206                     1,294,830
    Secured by pledge of securities held-for-trading                         265,022                       223,788
    Secured by pledge of commercial mortgage loans                            94,396                       141,601
                                                                      ---------------               ---------------
Total borrowings                                                                         $3,358,823                    $3,166,376
Payable for investments purchased                                                             5,155                             -
Distributions payable                                                                        15,823                        15,819
Other liabilities                                                                            37,803                        33,201
                                                                                     ---------------               ---------------
     Total Liabilities                                                                   $3,417,604                    $3,215,396
                                                                                     ---------------               ---------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   53,305 shares issued and outstanding in 2005;
   53,289 shares issued and outstanding in 2004                                                  53                            53
9.375% Series C Preferred Stock, liquidation preference $57,500
   in 2005 and 2004                                                                          55,435                        55,435
Additional paid-in capital                                                                  579,103                       578,919
Distributions in excess of earnings                                                        (139,855)                     (134,075)
Accumulated other comprehensive income                                                       52,132                        13,406
                                                                                     ---------------               ---------------
      Total Stockholders' Equity                                                            546,868                       513,738
                                                                                     ---------------               ---------------
      Total Liabilities and Stockholders' Equity                                         $3,964,472                    $3,729,134
                                                                                     ===============               ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               Anthracite Capital, Inc. and Subsidiaries
                                      Condensed Consolidated Statements of Operations (Unaudited)
                                                 (in thousands, except per share data)

                                                        For the Three Months Ended           For the Six Months Ended
                                                                 June 30                              June 30
                                                     ----------------------------------------------------------------------
                                                          2005              2004               2005             2004
                                                     ----------------------------------------------------------------------
Income:
    Interest from securities available-for-sale              $34,203          $32,406            $67,544           $65,132
    Interest from commercial mortgage loans                    4,937            1,979             10,281             3,458
    Interest from commercial mortgage loan pools              13,605           12,351             27,157            12,351
    Interest from securities held-for-trading                  2,090            3,146              4,260             6,323
    Earnings from real estate joint ventures                       -              542                 59               764
    Earnings from equity investments                           3,024            1,619              5,629             2,991
    Interest from cash and cash equivalents                      266              103                503               191
                                                     ----------------   --------------   ----------------  ----------------
        Total income                                          58,125           52,146            115,433            91,210
                                                     ----------------   --------------   ----------------  ----------------

Expenses:
    Interest                                                  37,418           32,279             72,561            52,370
    Interest - securities held-for-trading                     1,552              871              2,913             1,653
    Management fee                                             2,661            2,163              5,240             4,293
    General and administrative expense                           938              633              1,758             1,235
                                                     ----------------   --------------   ----------------  ----------------
        Total expenses                                        42,569           35,946             82,472            59,551
                                                     ----------------   --------------   ----------------  ----------------

Other gain (losses):
Gain (loss) on sale of securities available-for-sale              47           (4,036)                57            (1,222)
Loss on securities held-for-trading                           (1,306)          (4,046)            (2,678)          (10,030)
Foreign currency loss                                           (176)             (12)              (344)              (12)
Loss on impairment of asset                                   (3,072)                -            (3,231)                -
                                                     ----------------   --------------   ----------------  ----------------
       Total other losses                                     (4,507)          (8,094)            (6,196)          (11,264)
                                                     ----------------   --------------   ----------------  ----------------

Net income                                                    11,049            8,106             26,765            20,395
                                                     ----------------   --------------   ----------------  ----------------

Dividends on preferred stock                                   1,348            1,775              2,696             4,221
Cost to retire preferred stock in excess of
carrying value                                                     -           10,508                  -            10,508
                                                     ----------------   --------------   ----------------  ----------------

Net income (loss) available to common stockholders            $9,701          $(4,177)           $24,069            $5,666
                                                     ================   ==============   ================  ================

Net income (loss) per common share, basic:                     $0.18           $(0.08)             $0.45             $0.11
                                                     ================   ==============   ================  ================

Net income (loss) per common share, diluted:                   $0.18           $(0.08)             $0.45             $0.11
                                                     ================   ==============   ================  ================

Dividend declared per share of Common Stock                    $0.28            $0.28              $0.56             $0.56

Weighted average number of shares outstanding:
    Basic                                                     53,302           50,706             53,298            50,276
    Diluted                                                   53,311           50,706             53,307            50,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2005
(in thousands)

===================================================================================================================================
                                                   Series                            Accumulated
                                        Common       C      Additional Distributions    Other                         Total
                                        Stock,   Preferred   Paid-In    In Excess    Comprehensive  Comprehensive  Stockholders'
                                      Par Value    Stock     Capital   Of Earnings      Income          Income       Equity

Balance at January 1, 2005                  $53    $55,435   $578,919   $(134,075)      $13,406                      $513,738

Net income                                                                 26,765                       $26,765        26,765

Unrealized loss on cash flow hedges                                                      (8,538)         (8,538)       (8,538)

Reclassification adjustments from
cash flow hedges included in net
income                                                                                    3,180           3,180         3,180

Change in net unrealized gain (loss)
on securities available-for-sale,
net of reclassification adjustment                                                       44,084          44,084        44,084
                                                                                                  ---------------
Other Comprehensive income                                                                               38,726
                                                                                                  ---------------
Comprehensive Income                                                                                     65,491
                                                                                                  ===============
Dividends declared-common stock                                           (29,849)                                    (29,849)

Dividends on preferred stock                                               (2,696)                                     (2,696)

Issuance of common stock                       -                   184                                                    184
                                      ----------------------------------------------------------------------------------------

Balance at June 30, 2005                     $53    $55,435   $579,103  $(139,855)        $52,132                    $546,868
                                      ========================================================================================

Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                 $44,027

Reclassification for realized gains previously recorded as unrealized                                        57
                                                                                                  ---------------
                                                                                                        $44,084
                                                                                                  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                      For the Six             For the Six
                                                                                      Months Ended            Months Ended
                                                                                     June 30, 2005           June 30, 2004

Cash flows from operating activities:

     Net income                                                                            $26,765                $20,395

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Net purchase of trading securities                                                 (58,862)                (2,088)

        Net loss on securities                                                               2,621                 11,252

        Earnings from real estate joint ventures and Carbon Capital Funds                   (5,688)                (3,756)

        Distributions from real estate joint ventures and Carbon Capital Funds               2,767                  2,946

        Loss on impairment of assets                                                         3,231                      -

        Amortization of collateralized debt obligation issuance costs                        1,083                    964

        Premium amortization (discount accretion)                                            1,506                 (1,380)

        Unrealized net foreign currency (gain) loss                                         (1,250)                    62

        Decrease (increase) in other assets                                                 (2,292)               (14,091)

        Increase (decrease) in other liabilities                                             8,055                 (4,420)
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by operating activities                                        (22,064)                 9,884
                                                                                 -----------------------  ---------------------

Cash flows from investing activities:

     Purchase of securities available-for-sale                                            (223,081)              (190,299)

     Principal payments received on securities available-for-sale                           28,507                 47,318

       Proceeds from sales of securities available-for-sale                                      -                280,936

       Purchase of commercial loan pools                                                         -                (22,669)

     Repayments received from commercial mortgage loan pools                                 4,039                      -

     Funding of commercial mortgage loans                                                  (30,264)               (59,470)

     Repayments received from commercial mortgage loans                                     70,583                 22,184

     Increase in restricted cash equivalents                                                (1,196)                (5,525)

     Return of capital from joint ventures and Carbon Capital Funds                         16,651                  2,792

     Investment in Carbon Capital Funds                                                    (12,359)               (19,219)

     Net payments under hedging securities                                                  (1,728)                (3,727)
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by investing activities                                       (148,848)                52,321
                                                                                 -----------------------  ---------------------

Cash flows from financing activities:

     Net increase in borrowings under reverse repurchase agreements and credit
           facilities                                                                      197,771               (350,125)

     Repayments of borrowings secured by commercial mortgage loan pools                     (4,624)                     -

     Issuance of CDOs                                                                            -                384,942

     Repayments of CDOs                                                                       (378)               (12,696)

     Issuance costs for CDOs                                                                     -                 (5,472)

     Proceeds from issuance of common stock, net of offering costs                             184                 38,343

     Redemption of Series B Preferred Stock                                                      -                (43,931)

     Dividends paid on common stock                                                        (29,849)               (28,011)

     Dividends paid on preferred stock                                                      (2,696)                (4,221)
                                                                                 -----------------------  ---------------------
Net cash (used in) provided by financing activities                                        160,408                (21,171)
                                                                                 -----------------------  ---------------------

Net decrease in cash and cash equivalents                                                  (10,504)                41,034

Cash and cash equivalents, beginning of period                                              23,755                 20,805
                                                                                 -----------------------  ---------------------

Cash and cash equivalents, end of period                                                   $13,251                $61,839
                                                                                 =======================  =====================

Supplemental disclosure of cash flow information:

     Interest paid                                                                         $49,609                $41,950
                                                                                 =======================  =====================
     Investments purchased not settled                                                      $5,155                $97,017
                                                                                 =======================  =====================
     Investments sold not settled                                                            $   -                $35,218
                                                                                 =======================  =====================




Supplemental schedule of non-cash investing and financing activities:
Consolidation of the Controlling Class CMBS during the six months ended June
30, 2004:

                                                                                                                 For the Six
                                                                                                                Months Ended
                                                                                                                June 30, 2004
                                                                                                                -------------
Carrying value of assets acquired                                                                                $1,329,777
Liabilities assumed                                                                                               1,306,724



The accompanying notes are an integral part of these condensed consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per shares and share data)
------------------------------------------------

Note 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc. and its subsidiaries (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's ongoing investment activities encompass two core investment activities:
     1)  Commercial Real Estate Securities
     2)  Commercial Real Estate Loans

The accompanying June 30, 2005 unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for 2004 filed with the Securities and Exchange Commission.

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of certain of the Company's mortgage-backed securities and certain other investments.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by SEC Interpretive Release 33-8568, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment," this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning after June 15, 2005. In accordance with the SFAS No. 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company has determined that this statement will not impact the Company's condensed consolidated financial statements, as there are no unvested options as of December 31, 2004 and the Company already applies the fair value method to all newly-issued options.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a "restatement." FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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


                                                                    For the Three Months Ended       For the Six Months
                                                                             June 30,                  Ended June 30,
                                                                        2005           2004          2005           2004
                                                                    -------------- ------------- -------------- -------------
Numerator:

       Net income (loss) available to common stockholders                  $9,701      $(4,177)        $24,069        $5,666
                                                                    -------------- ------------- -------------- -------------
       Numerator for basic and diluted earnings per share                  $9,701      $(4,177)        $24,069        $5,666
                                                                    ============== ============= ============== =============

Denominator:
       Denominator for basic earnings per share-weighted
       average common shares outstanding                               53,302,298    50,706,210     53,298,184    50,275,562
       Dilutive effect of stock options                                     8,671             -          8,930         9,023
                                                                    -------------- ------------- -------------- -------------
       Denominator for diluted earnings per share--weighted
       average common shares outstanding and common share
       equivalents outstanding                                         53,310,969    50,706,210     53,307,114    50,284,585
                                                                    ============== ============= ============== =============

Basic net income (loss) per weighted average common share:                  $0.18       $(0.08)          $0.45         $0.11
                                                                    -------------- ------------- -------------- -------------
Diluted net income (loss) per weighted average common share and
common share equivalents:                                                   $0.18       $(0.08)          $0.45         $0.11
                                                                    -------------- ------------- -------------- -------------

Total anti-dilutive stock options excluded from the calculation of net income per share were 1,385,151 for the three and six months ended June 30, 2005. Total anti-dilutive stock options excluded from the calculation of net income
(loss) per share were 1,423,351 and 1,385,651 for the three and six months ended June 30, 2004, respectively.


Note 3  SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2005 are summarized as follows:

                                                                                   Gross           Gross          Estimated
                                                                Amortized        Unrealized     Unrealized          Fair
                   Security Description                           Cost              Gain           Loss             Value
------------------------------------------------------------ ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                               $114,460           $3,092        $(2,431)          $115,121
Investment grade CMBS                                                464,470           21,651         (4,231)           481,890
Non-investment grade rated subordinated securities                   682,063           83,391         (5,969)           759,485
Non-rated subordinated securities                                      4,616            1,533               -             6,149
Credit tenant leases                                                  25,259              534           (699)            25,094
Investment grade REIT debt                                           297,766           15,740           (786)           312,720
Project loans                                                        170,744              754           (331)           171,167
CDO investments                                                       20,063              276         (1,760)            18,579
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    1,779,441          126,971        (16,207)         1,890,205
                                                             ---------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                                     99,476               90           (277)            99,289
Residential CMOs                                                         999               65               -             1,064
Hybrid adjustable rate mortgages ("ARMs")                             21,714                -           (523)            21,191
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      122,189              155           (800)           121,544
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                               $1,901,630         $127,126       $(17,007)        $2,011,749
                                                             ================ ================ =============== =================

As of June 30, 2005, an aggregate of $1,993,096 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

As of June 30, 2005, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 10.8% per annum. The anticipated reported yield of the Company's other securities available-for-sale was 5.8%. The Company's anticipated yields on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS (as hereafter defined) include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

During the six months ended June 30, 2005, the Company realized a gain of $57 on securities available-for-sale. During the six months ended June 30, 2004, the Company sold securities available-for-sale for total proceeds of $280,936 resulting in a realized loss of $1,222.

The following table shows the Company's estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.


                                       Less than 12 Months             12 Months or More                    Total
                                   -------------------------------------------------------------------------------------------
                                    Estimated        Gross        Estimated        Gross         Estimated        Gross
                                      Fair        Unrealized        Fair         Unrealized        Fair         Unrealized
                                      Value         Losses          Value          Losses          Value          Losses
                                   -------------------------------------------------------------------------------------------
CMBS IOs                               $49,950         $(2,082)       $2,716            $(349)      $52,666          $(2,431)
Investment grade CMBS                   26,216            (487)      126,161           (3,744)      152,377           (4,231)
Non-investment grade rated
   subordinated securities              51,663          (1,713)       15,095           (4,256)       66,758           (5,969)
Credit tenant leases                         -                -       16,047             (699)       16,047             (699)
Investment grade REIT debt                   -                -       56,234             (786)       56,234             (786)
Project loans                           17,702            (212)          662             (119)       18,364             (331)
CDO investments                         14,700          (1,760)            -                 -       14,700           (1,760)
Agency adjustable rate securities            -                -       11,307             (277)       11,307             (277)
ARMs                                    17,871            (302)        3,320             (221)       21,191             (523)
                                   ------------ ---------------- ------------ ----------------- ------------ -----------------
Total temporarily impaired
   securities                         $178,102         $(6,556)     $231,542         $(10,451)      409,644         $(17,007)
                                   ============ ================ ============ ================= ============ =================

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2005.

As of June 30, 2005, the Company owns 18 different trusts where, through its investment in the lowest or non-rated subordinated CMBS of such trusts, the Company is in the first loss position. The Company considers the CMBS securities where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of June 30, 2005. The underlying collateral related to the Company's investment in commercial mortgage loan pools is also included in the table. See Note 4 of the consolidated financial statements, Commercial Mortgage Loan Pools, for a further description of the Company's investment in commercial mortgage loan pools.


     ----------------------------------------------------------------------------------------------------------------
                                                                                    June 30, 2005
     ----------------------------------------------------------------------------------------------------------------
                                                                               Number of                % of
                                                      Principal                  Loans               Collateral
     --------------------------------------------------------------------------------------------------------------
     Past due 30 days to 60 days                        $44,578                     12                   0.21%
     --------------------------------------------------------------------------------------------------------------
     Past due 61 days to 90 days                         32,378                      5                   0.15
     --------------------------------------------------------------------------------------------------------------
     Past due 91 days or more                           117,496                     21                   0.55
     --------------------------------------------------------------------------------------------------------------
     Real estate owned ("REO")                            5,606                      2                   0.03
     --------------------------------------------------------------------------------------------------------------
     Foreclosure                                          3,631                      1                   0.02
     --------------------------------------------------------------------------------------------------------------
     Total delinquent                                  $203,689                     41                   0.96%
     --------------------------------------------------------------------------------------------------------------
     Total principal balance                        $21,294,624
     --------------------------------------------------------------------------------------------------------------

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


Note 4  COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company negotiated for and obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46R") required the Company to consolidate the net assets and results of operations of the trust.

The CMBS acquired by the Company had a par value of $41,495 with $13,890 not rated and the balance rated BBB- to B-. During the third quarter of 2004 the Company sold the BBB- rated security, which had the impact of increasing the borrowings for the commercial loan pool by $5,848. As of June 30, 2005, the CMBS owned by the Company have a par value of $35,495.

The debt associated with this trust is non-recourse to the Company, and is secured only by the commercial mortgage loan pools. The consolidation of this trust results in an increase in the Company's total debt to capital ratio from
3.81 to 6.14, but has no effect on the Company's recourse debt to capital ratio.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of loans that are shadow rated A2 or better by Moody's Investors Service, Inc. and AA by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. For income recognition purposes, the Company considers the investment grade and unrated commercial mortgage loans in the pool as single assets reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance.

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

The Company's securities held-for-trading are carried at estimated fair value. At June 30, 2005, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $202,118 and CMBS with an estimated fair value of $89,574. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 6   IMPAIRMENTS - CMBS

In 2001, the Company adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Company is required to update its estimated cash flows for securities subject to EITF 99-20. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.

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

During the second quarter of 2005, the Company increased its underlying loan loss expectations on a 1998 vintage CMBS transaction resulting in a charge of $3,072 on one of the Company's below investment grade securities. This CMBS transaction has two underlying mortgage loans secured by assisted living facilities located in Texas that are performing below management's original expectations. The Company anticipates that these mortgage loans will be resolved in the third quarter of 2005. Based on management's current estimate of the amount recoverable from these resolutions, an impairment charge was recorded in the second quarter. The actual loss may be less than or exceed the amount recorded in the second quarter of 2005 depending upon the proceeds received upon final resolution.


Note 7   COMMON STOCK

On March 10, 2005, the Company declared dividends to its common stockholders of $0.28 per share, payable on May 2, 2005 to stockholders of record on March 31, 2005. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

On May 24, 2005, the Company declared dividends to its common stockholders of $0.28 per share, payable on August 1, 2005 to stockholders of record on June 30, 2005. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.

During the first quarter of 2004, the Company suspended its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan") for all investments after March 26, 2004, and for all future investment dates. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. During the second quarter of 2005, the optional cash purchase portion of the Dividend Reinvestment Plan was reinstated for all investment dates
July 26, 2005 with a discount of 2% to the trailing 12-business day average provided the stock price remains above threshold levels established by the Company at the time.

For the six months ended June 30, 2005, the Company issued 16,230 shares of common stock of the Company, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $184. For the six months ended June 30, 2004, the Company issued 1,077,102 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,606.

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


Note 8   PREFERRED STOCK

At the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). The second quarter of 2004 earnings includes a charge of $10,508 (or $0.21) per share for the redemption of the Company's Series B Preferred Stock. The Series B Preferred Stock was redeemed on May 6, 2004.


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

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of June 30, 2005) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 31, 2005, the Management Agreement was extended for one additional year through March 31, 2006. The terms of the extended agreement did not change.

For the three months ended March 31, 2004, the Company paid the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee was equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarters of 2003 and the first quarter of 2004. This revision resulted in $532 in savings to the Company for the three months ended March 31, 2004.

The Company incurred $2,661 and $5,240 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2005, respectively, and $2,163 and $4,293 for the three and six months ended June 30, 2004, respectively. The Company did not incur incentive fees for the three and six months ended June 30, 2005 and 2004. As of June 30, 2005 and 2004, respectively, management fees of $2,519 and $2,021 are payable to the Manager. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $40 and $80 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2005, respectively, and $20 and $54 for the three and six months ended June 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2005, the Company paid administration fees of $52 and $103, respectively, and $45 and $89, for the three and six months ended June 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of June 30, 2005 was $29,869. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On June 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company is committed to purchase up to $100,000 of Carbon Capital II, Inc. ("Carbon II" and collectively with Carbon I, the "Carbon Capital Funds"), of which $29,311 has already been funded and $70,689 is the remaining commitment. As of June 30, 2005, the carrying value of the Company's investment in Carbon II was $30,603. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.


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

The fair value of the options granted on May 25, 2004 was negligible. There were no options granted in 2005.


Note 11   BORROWINGS

Certain information with respect to the Company's collateralized borrowings at June 30, 2005 is summarized as follows:


                                                                        Commercial                               Total
                                 Lines of Credit Reverse Repurchase   Mortgage Loan       Collateralized    Collateralized
                                  and Term Loans     Agreements           Pools          Debt Obligations       Borrowings
                                 -------------------------------------------------------------------------------------------
Outstanding borrowings                  $119,019          $888,712        $1,283,503             $1,067,589       $3,358,823
Weighted average
    borrowing rate                         4.60%              3.41%            3.96%                   6.00%            4.49%
Weighted average
    remaining maturity                  595 days            22 days        2,660 days            2,659 days       1,888 days
Estimated fair value of
    assets pledged                      $182,819           $982,441        $1,302,303            $1,247,268       $3,714,830


As of June 30, 2005, the Company's collateralized borrowings had the following remaining maturities:


                                               Reverse          Commercial
                              Lines of        Repurchase      Mortgage Loan      Collateralized      Total Collateralized
                               Credit         Agreements          Pools        Debt Obligations*          Borrowings
                            ------------------------------------------------------------------------------------------------
Within 30 days                         $-        $888,712                $-                  $-                  $888,712
31 to 59 days                           -               -                 -                   -                         -
60 days to less than 1
year                               12,894               -                 -                   -                    12,894
1 year to 3 years                 106,125               -                 -                   -                   106,125
3 years to 5 years                      -               -                 -                   -                         -
Over 5 years                            -               -         1,283,503           1,067,589                 2,351,092
                            ----------------------------------------------------------------------------------------------
                                 $119,019        $888,712        $1,283,503          $1,067,589                $3,358,823
                            ==============================================================================================

* Comprised of $405,779 of CDO debt with a weighted average remaining maturity of 6.78 years as of June 30, 2005, $292,988 of CDO debt with a weighted average remaining maturity of 7.20 years as of June 30, 2005, and $368,822 of CDO debt with a weighted average remaining maturity of 7.89 years as of June 30, 2005.

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


Note 12   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements and the floating rate debt of its CDOs and as trading derivatives intended to offset changes in estimated fair value related to securities held as trading assets. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

On June 9, 2005, interest rate swaps with notional amounts of $43,000 that were classified as trading derivatives were re-designated as cash flow hedges of borrowings under reverse repurchase agreements. The reclassification was based on the Company's intent with respect to these derivatives with the principle objective of generating returns from other than short-term pricing differences.

As of June 30, 2005, the Company had interest rate swaps with notional amounts aggregating $1,352,628 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $3,962 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $25,606 are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2005, the net change in the estimated fair value of the interest rate swaps was a decrease of $9,810, of which $(1,272) was deemed ineffective and is included as an increase of interest expense and $8,538 was recorded as a reduction of OCI. As of June 30, 2005, the $1,352,628 notional of swaps designated as cash flow hedges had a weighted average remaining term of 6.97 years.

As of June 30, 2005, the Company had interest rate swaps with notional amounts aggregating $356,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $77 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $(862) are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2005, the change in estimated fair value for these trading derivatives was a decrease of $1,749 and is included as an addition to loss on securities held-for-trading in the consolidated statements of operations. As of June 30, 2005, the $356,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 7.49 years.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At June 30, 2005 and December 31, 2004, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $5,876 and $4,680, respectively.

Additionally, the Company had a forward London Interbank Offered Rate ("LIBOR") cap with a notional amount of $85,000 and an estimated fair value at June 30, 2005 of $424 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of loss on securities held-for-trading in the consolidated statements of operations.

The U.S. dollar is considered the functional currency for the Company's international subsidiaries. Foreign currency transaction gain or losses are recognized in the period incurred and are included in other gain (loss) in the consolidated statement of operations. Foreign exchange contracts may be used to hedge the Company's net foreign investments. Gains and losses on foreign exchange contracts are included in other gain (loss) in the consolidated statement of operations. The Company recorded net foreign currency transaction loss of $12 and $344 for the six months ended June 30, 2004 and 2005, respectively. At June 30, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $3,448 included in other assets on the consolidated statement of financial condition.


Note 13  SUBSEQUENT EVENTS

As previously disclosed in a Form 8-K filed August 1, 2005, on July 26, 2005, the Company issued $365,010 face amount of commercial mortgage related securities in a non-recourse financing ("CDO HY2"). $240,134 face amount of senior investment grade notes were issued and sold in a private placement. The Company retained the floating rate BBB- notes, the below investment grade notes and the preferred shares.

The total value of the underlying collateral portfolio is approximately $378,166 in aggregate principal balance, which will consist of approximately $330,281 in aggregate principal balance of CMBS and $47,885 in aggregate principal balance of unsecured debt issued by REITs. In addition, $100,000 will be deposited with the trustee for the purpose of purchasing additional collateral on or prior to April 26, 2006.

The Company will record the transaction as a financing for accounting purposes and will consolidate the assets, liabilities, income and expense of the CDO issuer. In the event of a sale of the BBB- floating rate security retained by the Company, CDO HY2 would be a qualifying special-purpose entity ("QSPE"). Accordingly, the Company would record the transaction as a sale for accounting purposes and would no longer consolidate the assets, liabilities, income and expense of the CDO issuer. If the transaction qualifies as a QSPE prior to the ramp being completed, the Company could experience a loss on the sale. If no securities were acquired for the ramp prior to sale treatment, the Company would incur a loss of approximately $32,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.   General

Anthracite Capital, Inc. and subsidiaries (the "Company"), a Maryland corporation, is a real estate finance company that generates income based on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $414,400,000 of assets under management as of June 30, 2005. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

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

The following table illustrates the mix of the Company's asset types as of June 30, 2005 and December 31, 2004:


                                                                   Carrying Value as of
                                                          June 30, 2005         December 31, 2004
                                                         Amount        %         Amount        %
                                                     -------------------------------------------------

Commercial real estate securities                        $1,979,779  50.9%       $1,628,519  44.8%
Commercial mortgage loan pools                            1,302,303  33.5         1,312,045  36.1
Commercial real estate loans(1)                             282,461   7.3           325,350   8.9
Residential mortgage-backed securities                      323,662   8.3           372,071  10.2
                                                     -------------------------------------------------

Total                                                    $3,888,205  100.0%      $3,637,985  100.0%
                                                     -------------------------------------------------

(1) Includes the Company's investments in the Carbon Capital Funds at June 30, 2005 and December 31, 2004 and a real estate joint venture at December 31, 2004.

Commercial Real Estate Securities Portfolio Activity

The Company's commercial real estate securities include CMBS, investment grade real estate investment trusts ("REIT") debt and collateralized debt obligation ("CDO") investments. During the six months ended June 30, 2005, the Company's commercial real estate securities portfolio increased by approximately 22% from an estimated fair value of $1,628,519 at December 31, 2004, compared with $1,979,779 at June 30, 2005.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets and protects the Company from increases in short-term interest rates. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. As of June 30, 2005, over 79% of the estimated fair value of the Company's subordinated CMBS assets are match funded in the Company's CDOs.

The Company retained 100% of the equity of CDOs I, II and III and recorded the transactions on its consolidated financial statements as secured financing.

                  Collateral as of June 30, 2005                Debt as of June 30, 2005
            -------------------------------------------------------------------------------------
              Adjusted Purchase   Loss Adjusted Yield   Adjusted Issue Price   Weighted Average    Net Spread
                    Price                                                      Cost of Funds *
            ------------------------------------------------------------------------------------------------
CDO I                  $437,497          9.09%                $405,779            6.95%              2.15%
CDO II                  325,506          7.93%                 292,988**          5.85%              2.08%
CDO III                 377,492          7.18%                 368,822**          5.08%              2.10%
------------------------------------------------------------------------------------------------------------
Total **             $1,140,495          8.13%              $1,067,589            6.00%              2.13%


* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.

** The Company chose not to sell $10,000 of par of CDO II debt rated BB and $13,069 of par of CDO III debt rated BB.

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of June 30, 2005:


                                                                                Adjusted      Adjusted
                                                     Estimated      Dollar      Purchase       Dollar     Loss Adjusted
                                          Par        Fair Value      Price       Price         Price          Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                  $202,828       $209,558      103.32      $211,764      104.41          5.08%
Investment grade REIT
   debt                                  70,885         71,191      100.43        70,938      100.07          5.40%
CMBS rated BB+ to B                     160,725        131,941       82.09       127,966       79.62          7.97%
CMBS rated B- or lower                  131,552         40,055       30.45        37,998       28.88         12.24%
CDO investments                         201,023         18,579        9.24        20,063        9.98         50.72%
CMBS Interest Only
   securities ("IOs")                 3,613,483        115,121        3.19       114,460        3.17          7.67%
Project loans                           159,255        171,167      107.48       170,744      107.21          4.77%
                               ----------------------------------------------------------------------------------------
Total                                $4,539,751       $757,612       16.69      $753,933       16.61          7.50%

The following table details the par, estimated fair value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2004:


                                                                                Adjusted      Adjusted
                                                     Estimated      Dollar      Purchase       Dollar     Loss Adjusted
                                          Par        Fair Value      Price       Price         Price          Yield
                               ----------------------------------------------------------------------------------------
Investment grade CMBS                  $145,420       $146,467      100.72      $150,612      103.57           4.59%
Investment grade REIT debt               43,885         43,291       98.65        44,274      100.89           5.34%
CMBS rated BB+ to B                      96,825         77,738       80.29        75,465       77.94           8.24%
CMBS rated B- or lower                   74,740         14,833       19.85        16,120       21.57          11.00%
CDO investments                         203,182         19,837        9.76        19,450        9.57          56.65%
CMBS IOs                              3,712,604        125,246        3.37       122,379        3.30           7.31%
Project loans                            23,082         23,649      102.46        24,092      104.38           5.65%
                               ----------------------------------------------------------------------------------------
Total                                $4,299,738       $451,061       10.49      $452,392       10.52           8.53%

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

During the second quarter of 2005, the Company acquired $139,552 of par of Controlling Class CMBS, $4,800 of par of other below investment grade CMBS, and $28,407 of other investment grade CMBS. The total par of the Company's other below investment grade CMBS at June 30, 2005 was $318,045; the average credit protection, or subordination level, of this portfolio is 4.85%. The total par of the Company's subordinated Controlling Class CMBS securities at June 30, 2005 was $725,135 and the total par of the loans underlying these securities was $21,294,624.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at June 30, 2005 is as follows:


                                                                         Adjusted
                                 Estimated    Dollar       Adjusted       Dollar     Subordination
                       Par      Fair Value     Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                  $137,135     $134,892      98.36       $118,088      86.11         6.20%
BB                     93,724       85,116      90.82         76,926      82.08         4.44%
BB-                   115,178       97,281      84.46         87,599      76.06         4.01%
B+                     97,429       67,162      68.93         65,221      66.94         2.72%
B                     150,117       93,871      62.53         89,542      59.65         2.67%
B-                     26,764       15,624      58.38         15,633      58.41         1.30%
CCC                    19,326        3,891      20.13          3,736      19.33         1.49%
NR                     85,462       20,530      24.02         18,628      21.80          n/a
                  ----------------------------------------------------------------------------------
Total                $725,135     $518,367      71.49       $475,373      65.56

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2004 is as follows:

                                                                         Adjusted
                                 Estimated     Dollar      Adjusted       Dollar     Subordination
                       Par      Fair Value     Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------
BB+                 $129,493      $122,294      94.44       $112,754      87.07         6.50%
BB                    76,575        65,610      85.68         61,602      80.45         4.73%
BB-                  118,144        91,919      77.80         90,307      76.44         4.16%
B+                    61,604        40,409      65.59         40,951      66.48         2.88%
B                    171,093       106,455      62.22        102,893      60.14         2.64%
B-                     7,809         4,478      57.35          4,552      58.29         1.41%
CCC                   19,326         4,360      22.56          6,573      34.01         1.38%
NR                    47,605         5,984      12.57          4,996      10.49          n/a
               ---------------------------------------------------------------------------------------
Total               $631,649      $441,509      69.90       $424,628      67.23

During the six months ended June 30, 2005, servicers reduced the par amount of the Company's Controlling Class CMBS in the amount of $4,562. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Also during the six months ended June 30, 2005, the loan pools were paid down by $422,786. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 1.73% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 35% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring.

During the second quarter of 2005, the Company increased its underlying loan loss expectations on a 1998 vintage CMBS transaction resulting in a charge of $3,072 on one of the Company's below investment grade securities. This CMBS transaction has two underlying mortgage loans secured by assisted living facilities located in Texas that are performing below management's original expectations. The Company anticipates that these mortgage loans will be resolved in the third quarter of 2005. Based on management's current estimate of the amount recoverable from these resolutions, an impairment charge was recorded in the second quarter. The actual loss may be less than or exceed the amount recorded in the second quarter of 2005 depending upon the proceeds received upon final resolution.

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

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, 2004 and 2005.
Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of June 30, 2005 are shown in the table below:


                     Underlying      Delinquencies         Lehman Brothers
     Vintage Year    Collateral       Outstanding           Conduit Guide
     ----------------------------------------------------------------------------
        1998          $6,378,835            2.30%                1.54%
        1999             671,812            1.01%                2.31%
        2001             888,737            3.95%                1.97%
        2002           1,154,653            0.31%                0.70%
        2003           2,139,830            0.48%                0.33%
        2004           6,676,865             .02%                0.08%
        2005           3,383,892               -%                   -%
                 ----------------------------------------------------------------
        Total        $21,294,624            0.96%                0.71%*

* Weighted average based on current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criteria will generally adjust for the lower delinquencies that occur in newly originated collateral. As of June 30, 2005, the Morgan Stanley index indicated that delinquencies on 314 securitizations were 1.41%, and as of December 31, 2004, this same index indicated that delinquencies on 286 securitizations were 1.74%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

Of the 41 delinquent loans shown on the chart in Note 3 of the consolidated financial statements, two loans were real estate owned and being marketed for sale, one loan was in foreclosure, and the remaining 38 loans were in some form of workout negotiations. Aggregate realized losses of $4,955 were realized during the six months ended June 30, 2005. This brings cumulative realized losses to $80,175, which is 19.3% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as the portfolio matures.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of June 30, 2005 and December 31, 2004 are as follows:

                         June 30, 2005 Exposure      December 31, 2004 Exposure
     --------------------------------------------------------------------------
                                             % of        Loan Balance      % of
      Property Type       Loan Balance       Total                        Total
     --------------------------------------------------------------------------
     Retail                  $7,028,370       33.0%        $6,026,472    32.4%
     Multifamily              5,537,718       26.0          5,305,129    28.6
     Office                   5,771,970       27.1          4,617,616    24.9
     Industrial               1,438,827        6.8          1,272,583     6.8
     Lodging                  1,048,898        4.9            915,369     4.9
     Healthcare                 322,557        1.5            327,832     1.8
     Other                      146,284        0.7            115,728     0.6
                       --------------------------------------------------------
     Total                  $21,294,624       100%        $18,580,729    100%
                       ========================================================

As of June 30, 2005, the estimated fair value of the Company's holdings of subordinated Controlling Class CMBS is $42,995 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $49,152 and a gross unrealized loss of $6,157. The adjusted purchase price of the Company's subordinated Controlling Class CMBS portfolio as of June 30, 2005 represents approximately 65.6% of its par amount. The estimated fair value of the Company's Controlling Class CMBS portfolio as of June 30, 2005 represents approximately 71.5% of its par amount. As the portfolio matures, the Company expects to recoup the $6,157 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. As of June 30, 2005, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the six months ended June 30, 2005, there were credit upgrades on three of the Company's Controlling Class CMBS and no credit downgrades.

The Company's income calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through June 30, 2005, the Company's GAAP income accrued on its CMBS assets was approximately $39,704 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of June 30, 2005 and December 31, 2004:


                                       Book Value                         Weighted
                      -----------------------------------------------      Average
                         June 30, 2005         December 31, 2004            Yield
    ------------------------------------------------------------------------------------
    Property Type          Amount        %         Amount      Amount     2005     2004
    ------------------------------------------------------------------------------------

    Office                $ 79,580      35.8%      $88,311      33.5%     9.1%      9.2%
    Residential             43,802       19.7       13,480        5.1      4.5      12.2
    Retail                  21,003        9.5       59,070       22.4      2.5       6.6
    Hotel                   77,603       35.0      102,645       39.0      7.8       7.8
                      ------------------------------------------------------------------
    Total                  221,988     100.0%     $263,506     100.0%     8.6%      8.3%
                      ------------------------------------------------------------------

During the six months ended June 30, 2005, the Company experienced repayments of $70,583 related to its U.S. dollar denominated commercial real estate loan portfolio.

Additionally, during the six months ended June 30, 2005, the Company purchased a commercial real estate loan secured by apartment buildings located throughout Germany. The loan is denominated in Euros and has a stated face of
(euro)25,000. The acquisition of this loan brings total European commercial real estate loans to $49,935 as of June 30, 2005, up from $19,991 as of December 31, 2004. The Company finances these loans by borrowing in the applicable currency and hedging the un-financed portion. The carrying value and average yields on the Company's commercial real estate loans as of June 30, 2005 were as follows:


                                                 Average         Average
                                                 Spread to       Spread to        Average
                                                to 1-month      to 3-month        Spread to
                       Carrying    Average         USD             GBP           to 3-month
                         Value      Yield         LIBOR           LIBOR           EURIBOR
                       -----------------------------------------------------------------------
Fixed Rate              $89,111     9.71%
Floating Rate            82,885                   5.48%
Floating Rate            19,671                                   6.00%
Floating Rate            30,264                                                     4.00%
                       ------------
                       $221,931
                       ============


Recent Events

As previously disclosed in a Form 8-K filed August 1, 2005, on July 26, 2005, the Company issued $365,010 face amount of commercial mortgage related securities in a non-recourse financing ("CDO HY2"). $240,134 face amount of senior investment grade notes were issued and sold in a private placement. The Company retained the floating rate BBB- notes, the below investment grade notes and the preferred shares.

The total value of the underlying collateral portfolio is approximately $378,166 in aggregate principal balance, which will consist of approximately $330,281 in aggregate principal balance of CMBS and $47,885 in aggregate principal balance of unsecured debt issued by REITs. In addition, $100,000 will be deposited with the trustee for the purpose of purchasing additional collateral on or prior to April 26, 2006.

The Company will record the transaction as a financing for accounting purposes and will consolidate the assets, liabilities, income and expense of the CDO issuer. In the event of a sale of the BBB- floating rate security retained by the Company, CDO HY2 would be a qualifying special-purpose entity ("QSPE"). Accordingly, the Company would record the transaction as a sale for accounting purposes and would no longer consolidate the assets, liabilities, income and expense of the CDO issuer. If the transaction qualifies as a QSPE prior to the ramp being completed, the Company could experience a loss on the sale. If no securities were acquired for the ramp prior to sale treatment, the Company would incur a loss of approximately $32,000.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"), using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

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

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans and are managed by the Manager. Management must periodically evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan was determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the opportunity funds.

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


II.   Results of Operations

Net income for the three and six months ended June 30, 2005 was $9,701 or $0.18 per share (basic and diluted) and $24,069 or $0.45 per share (basic and diluted), respectively. Net income (loss) for the three and six months ended June 30, 2004 was $(4,177) or $(0.08) per share (basic and diluted) and $5,666 or $0.11 per share (basic and diluted), respectively. Net income increased to $0.45 per share for the six months ended June 30, 2005 as compared to $0.11 per share for the six months ended June 30, 2004.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                                       For the Three Months Ended June 30,
                                                           2005                     2004
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $33,602                $30,166
Commercial mortgage loan pools                               13,605                 12,351
Commercial real estate loans                                  4,937                  1,979
Residential mortgage-backed securities ("RMBS")               2,691                  5,386
Cash and cash equivalents                                       266                    103
                                                 -------------------------- ----------------------
Total interest income                                       $55,101                $49,985
                                                 ========================== ======================


                                                        For the Six Months Ended June 30,
                                                           2005                     2004
                                                 -------------------------- ----------------------
                                                         Interest                 Interest
                                                          Income                   Income
                                                 -------------------------- ----------------------
Commercial real estate securities                           $66,233                $59,352
Commercial mortgage loan pools                               27,157                 12,351
Commercial real estate loans                                 10,281                  3,458
RMBS                                                          5,571                 12,103
Cash and cash equivalents                                       503                    191
                                                 -------------------------- ----------------------
Total interest income                                      $109,745                $87,455
                                                 ========================== ======================

The following chart reconciles interest income and total income for the three and six months ended June 30, 2005 and 2004.

                                                       For the Three Months Ended June 30,
                                                           2005                   2004
                                                 ------------------------------------------------
Interest Income                                             $55,101                $49,985
Earnings from real estate joint ventures                          -                    542
Earnings from the Carbon Capital Funds                        3,024                  1,619
                                                 ------------------------------------------------
Total Income                                                 58,125                $52,146
                                                 ================================================


                                                        For the Six Months Ended June 30,
                                                           2005                   2004
                                                 ------------------------------------------------
Interest Income                                            $109,745                $87,455
Earnings from real estate joint ventures                         59                   $764
Earnings from the Carbon Capital Funds                        5,629                  2,991
                                                 ------------------------------------------------
Total Income                                               $115,433                $91,210
                                                 ================================================

For the three and six months ended June 30, 2005, interest income from commercial real estate securities increased by $752 and $1,681 due to yield adjustments on the Company's CMBS IO portfolio computed in accordance with SFAS No. 91.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's collateralized borrowings and cash flow hedges. Information is based on daily average balances during the period.


                                                                  For the Three Months Ended June 30,
                                                                     2005                     2004
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $5,111                   $2,366
Commercial mortgage loan pools                                        12,732                   11,948
Lines of credit and term loan                                          1,949                      477
CDO liabilities                                                       16,018                   15,678
Cash flow hedges                                                       1,626                    3,148
                                                           ------------------------- ------------------------
Total                                                                $37,436                  $33,617
                                                           ========================= ========================


                                                                   For the Six Months Ended June 30,
                                                                     2005                     2004
                                                           ------------------------- ------------------------
                                                                   Interest                 Interest
                                                                   Expense                   Expense
                                                           ------------------------- ------------------------
Reverse repurchase agreements                                         $9,199                   $5,512
Commercial mortgage loan pools                                        25,509                   11,948
Lines of credit and term loan                                          3,801                    1,432
CDO liabilities                                                       31,766                   26,846
Cash flow hedges                                                       3,926                    7,779
                                                           ------------------------- ------------------------
Total                                                                $74,201                  $53,517
                                                           ========================= ========================

The foregoing interest expense amounts for the three and six months ended June 30, 2005, respectively, do not include a $1,534 and $1,273 addition to interest expense related to hedge ineffectiveness. The foregoing interest expense amounts for the three and six months ended June 30, 2004, respectively, do not include a $(467) and $506 of interest expense related to hedge ineffectiveness. See Note 12 of the consolidated financial statements, Derivative Instruments, for a further description of the Company's hedge ineffectiveness.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity.

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


                                                      For the Three Months Ended June 30,
                                                     2005                              2004
                                       --------------------------------- ---------------------------------
         Interest income                           $42,369                           $38,037
         Interest expense                          $24,705                           $21,669
         Net interest margin                        3.07%                             3.05%
         Net interest spread                        2.05%                             2.43%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,661 and $5,240 for the three and six months ended June 30, 2005, respectively, were solely base management fees. Management fees paid to the Manager of $2,163 and $4,293 for the three and six months ended June 30, 2004, respectively, were solely base management fees and were lower for the quarter ended March 31, 2004 as the Manager agreed to reduce the management fees by 20%. General and administrative expense of $938 and $1,757 for the three and six months ended June 30, 2005, respectively, and $633 and $1,235 for the three and six months ended June 30, 2004, respectively, were comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums. General and administrative fees for the quarter ended June 30, 2005 rose primarily due to an increase in professional fees related to ongoing Sarbanes-Oxley Act compliance and additional costs associated with Company's expanding investment activities in Europe.

Other Gains (Losses): During the six months ended June 30, 2005 and 2004, the Company realized a gain (loss) of $57 and $(1,222), respectively, on securities available-for-sale. During the six months ended June 30, 2004, the Company sold a portion of its securities available-for-sale for total proceeds of $280,936, resulting in a realized loss of $1,222. The losses on securities held-for-trading were $1,306 and $4,046 for the three months ended June 30, 2005 and 2004, respectively, and $2,678 and $10,030 for the six months ended June 30, 2005 and 2004, respectively. Foreign currency losses were $176 and $12 for the three months ended June 30, 2005 and 2004, respectively, and $344 and $12 for the six months ended June 30, 2005 and 2004, respectively. The losses on impairment of assets of $3,072 and $3,232 for the three and six months ended June 30, 2005, respectively, were related to the Company's write down of certain CMBS as required by EITF 99-20.

Dividends Declared: On May 24, 2005, the Company declared distributions to its stockholders of $0.28 per share, payable on August 1, 2005 to stockholders of record on June 30, 2005.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at June 30, 2005 and December 31, 2004:


                                                       June 30,2005                     December 31,
                                                         Estimated                     2004 Estimated
                                                           Fair                             Fair
                Security Description                       Value         Percentage         Value          Percentage
  -------------------------------------------------- ---------------- --------------- ----------------- ----------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                  $115,121            5.7%          $125,246             7.1%
  Investment grade CMBS                                      481,890            24.0           389,813             22.1
  Non-investment grade rated subordinated
  securities                                                 759,485            37.8           753,388             42.6
  Non-rated subordinated securities                            6,149             0.3             5,994              0.3
  Credit tenant leases                                        25,094             1.2            25,251              1.4
  Investment grade REIT debt                                 312,720            15.5           285,341             16.2
  Project loans                                              171,167             8.5            23,650              1.3
  CDO investments                                             18,579             0.9            19,837              1.1
                                                     ---------------- --------------- ----------------- ----------------
       Total CMBS                                          1,890,205            93.9         1,628,520             92.1
                                                     ---------------- --------------- ----------------- ----------------

  Single-family RMBS:
  Agency adjustable rate securities                           99,289            4.9            112,139              6.4
  Residential CMOs                                             1,064            0.1              1,408              0.1
  Hybrid arms                                                 21,191            1.1             25,606              1.4
                                                     ---------------- --------------- ----------------- ----------------
       Total RMBS                                            121,544            6.1            139,153              7.9
                                                     ---------------- --------------- ----------------- ----------------

                                                     ---------------- --------------- ----------------- ----------------
  Total securities available-for-sale                     $2,011,749          100.0%        $1,767,673           100.0%
                                                     ================ =============== ================= ================

Borrowings: As of June 30, 2005 and December 31, 2004, the Company's debt consisted of line-of-credit borrowings, CDO debt, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of June 30, 2005 and December 31, 2004, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's collateralized borrowings:


                                                                           For the Six Months Ended
                                                                                June 30, 2005
                                                       -----------------------------------------------------------------

                                                          June 30, 2005          Maximum              Range of
                                                             Balance             Balance             Maturities
                                                       --------------------- ---------------- --------------------------
CDO debt*                                                        $1,067,589       $1,067,967      6.4 to 8.6 years
Commercial mortgage loan pools                                    1,283,503        1,294,058      3.5 to 13.5 years
Reverse repurchase agreements                                       888,712          888,712        18 to 24 days
Line of credit and term loan borrowings                             119,019          166,555       314 to 902 days
                                                       --------------------- ---------------- --------------------------

* Disclosed as adjusted issue price. Total par of the Company's CDO debt as of June 30, 2005 was $1,080,595.

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company's assets and the cost of borrowing.

Interest rate swap agreements as of June 30, 2005 and December 31, 2004 consisted of the following:

                                                             As of June 30, 2005
                              -----------------------------------------------------------------------------------
                                                   Estimated Fair      Unamortized      Average Remaining
                                Notional value          Value             Cost             Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $643,900          $(8,211)                 -               5.82
Trading swaps                        133,000             (718)                 -               7.34
CDO cash flow hedges                 708,728          (13,432)                 -               8.01
CDO timing swaps                     223,445              (67)                 -               7.58


                                                           As of December 31, 2004
                              -----------------------------------------------------------------------------------
                                                   Estimated Fair      Unamortized      Average Remaining
                                Notional value          Value             Cost             Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $452,600              $253                 -               5.44
Trading swaps                         16,000               (5)                 -               1.94
CDO cash flow hedges                 718,120          (11,262)                 -               8.50
CDO timing swaps                     223,445               145                 -               8.08


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

During the first quarter of 2004, the Company suspended its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan") for all investments after March 26, 2004, and for all future investment dates. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. During the second quarter of 2005, the optional cash purchase portion of the Dividend Reinvestment Plan was reinstated for all investment dates after July 26, 2005 with a discount of 2% to the trailing 12-business day average provided the stock price remains above threshold levels established by the Company at the time.

For the six months ended June 30, 2004, the Company issued 1,077,102 shares of common stock of the Company, par value $0.001 per share (the "Common Stock") under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,606.

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

As of June 30, 2005, $118,309 of the Company's $200,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $50,473 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company had outstanding borrowings of $12,800 under a $13,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc.

The Company's committed credit facility with Greenwich Capital, Inc., scheduled to mature in July 2005, has been extended through July 2006, with the option for an additional one-year extension.

At June 30, 2005, the Company's collateralized borrowings had the following remaining maturities:

                                                      Reverse                               Commercial            Total
                                     Lines of        Repurchase       Collateralized       Mortgage Loan     Collateralized
                                      Credit         Agreements      Debt Obligations          Pools           Borrowings
                                -------------------------------------------------------------------------------------------
Within 30 days                            $-            $888,712                  $-                 $-           $888,712
31 to 59 days                              -                   -                   -                  -                  -
60 days to less than 1 year           12,894                   -                   -                  -             12,894
1 year to 3 years                    106,125                   -                   -                  -            106,125
3 year to 5 years                                              -                   -                  -                  -
Over 5 years                                                   -           1,067,589          1,283,503          2,351,092
                                -------------------------------------------------------------------------------------------
                                    $119,019            $888,712          $1,067,589         $1,283,503         $3,358,823
                                ===========================================================================================

* Comprised of $405,779 of CDO debt with a weighted average remaining maturity of 6.79 years as of June 30, 2005, $292,988 of CDO debt with a weighted average remaining maturity of 7.20 years as of June 30, 2005 and $368,822 of CDO debt with a weighted average remaining maturity of 7.89 years as of June 30, 2005.

The Company has no off-balance sheet financing arrangements.

The Company's operating activities (used) provided cash flows of $(22,064) and $9,884 during the six months ended June 30, 2005 and 2004, respectively, primarily through net income offset by purchases of trading securities.

The Company's investing activities (used) provided cash flows of $(148,848) and $52,321 during the six months ended June 30, 2005 and 2004, respectively, primarily from repayments received on securities and commercial mortgage loans, offset by purchases of securities available-for-sale and commercial mortgage loans.

The Company's financing activities provided (used) cash flows $160,408 and $(21,171) during the six months ended June 30, 2005 and 2004, respectively, primarily from increase (decrease) in borrowings and dividends paid, offset by issuance of collateralized debt obligation issuance in 2004.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on GAAP of $305,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. For the quarter ended June 30, 2005, the Company did not maintain the minimum recourse debt service coverage ratio of 1.75. The Company's lenders agreed to waive this requirement for the quarter ended June 30, 2005. As of June 30, 2005, the Company was in compliance with all other covenants in its lines of credit.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of June 30, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.

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

For the three months ended March 31, 2004, the Company paid the Manager an annual base management fee equal to a percentage of the average invested assets of the Company as defined in the Management Agreement. The base management fee was equal to 1% per annum of the average invested assets rated less than BB- or not rated, 0.75% of average invested assets rated BB- to BB+, and 0.20% of average invested assets rated above BB+. During the third quarter of 2003, the Manager agreed to reduce the management fees by 20% from its calculated amount for the third and fourth quarters of 2003 and the first quarter of 2004. This revision resulted in $532 in savings to the Company for the three months ended March 31, 2004.

The Company incurred $2,661 and $5,240 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2005, respectively, and $2,163 and $4,293 for the three and six months ended June 30, 2004. The Company did not incur incentive fees for the three and six months ended June 30, 2005 and 2004. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $40 and $80 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2005, respectively, and $20 and $54 for the three and six months ended June 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125 million of average net assets, 0.04% of the next $125 million of average net assets and 0.03% of average net assets in excess of $250 million subject to a minimum annual fee of $120. For the three and six months ended June 30, 2005, the Company paid administration fees of $52 and $103, respectively, and $45 and $89, for the three and six months ended June 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of June 30, 2005 was $29,869. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On June 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company is committed to purchase up to $100,000 of Carbon Capital II, Inc. ("Carbon II" and collectively with Carbon I, the "Carbon Capital Funds"), of which $29,311 has already been funded and $70,689 is the remaining commitment. As of June 30, 2005, the carrying value of the Company's investment in Carbon II was $30,603. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. As of June 30, 2005, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets are mark-to-market risk and short-term rate risk. Examples of these financing types include 30-day repurchase agreements and committed borrowing facilities. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark to market to establish or maintain a level of financing. When financed assets are subject to a mark to market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark to market margin call was 1.32 years based on net asset value as of June 30, 2005.

The Company's reported book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's book value. The fixed rate liabilities issued in CDO I, CDO II and CDO III reduce the Company's economic duration by 4.72 years. The Series C Preferred Stock reduces the Company's economic duration by approximately 0.32 years. The Company's GAAP book value is not reduced by the change in the estimated fair value of these liabilities and therefore is approximately 5.04 years longer than the economic duration. The Company's duration management strategy focuses on the economic risk and maintains economic duration within a band of 3.0 to 5.0 years. At June 30, 2005, economic duration for the Company's entire portfolio was 3.08 years. Earnings per share is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Estimated fair value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.


Regarding the table below, all changes in income and are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of June 30, 2005. Actual results could differ significantly from these estimates.

                              Projected Change In
                               Earnings Per Share
                             Given LIBOR Movements
                Change in LIBOR,           Projected Change in
                +/- Basis Points            Earnings per Share
         ------------------------------- -------------------------
                 -200                             $0.042
                 -100                             $0.021
                  -50                             $0.011
                Base Case
                  +50                            $(0.011)
                 +100                            $(0.021)
                 +200                            $(0.042)

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. Furthermore, the Company may be required to write down a portion of the adjusted purchase price of the affected assets through its consolidated statements of operations.

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.32 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.07 to $0.27 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of June 30, 2005, securities with a total estimated fair value of $1,234,193 are collateralizing the CDO borrowings of $1,083,093; therefore, the Company's preferred equity interest in the three CDOs is $151,100 ($2.83 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

ITEM 4.       CONTROLS AND PROCEDURES

           Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of June 30, 2005.

           No change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

At June 30, 2005 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                Shares Purchased   Paid per Share          or Programs        Under the Plans or Programs
                               -------------------------------------------------------------------------------------------
April 1, 2005 through April             -                 -                     -                          -
30, 2005
May 1 2005 through May 31. 2005         -                 -                     -                          -
June 1 2005 through June 30,
2005                                    -                 -                     -                          -
                               -------------------------------------------------------------
Total                                   -                 -                     -
                               =============================================================

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




                                          ANTHRACITE CAPITAL, INC.



Dated:  August 9, 2005                    By: /s/ Christopher A. Milner
                                             --------------------------------
                                             Name: Christopher A. Milner
                                             Title: Chief Executive Officer
                                             (duly authorized representative)




Dated:  August 9, 2005                    By: /s/ James J. Lillis
                                             --------------------------------
                                             Name: James J. Lillis
                                             Title: Chief Financial Officer


Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher A. Milner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthracite Capital, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 9, 2005                         /s/ Christopher A. Milner
                                            ---------------------------------
                                             Name: Christopher A. Milner
                                             Title: Chief Executive Officer

Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James J. Lillis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthracite Capital, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 9, 2005                     /s/ James J. Lillis
                                            --------------------------------
                                            Name: James J. Lillis
                                            Title: Chief Financial Officer

Exhibit 32.1


                    Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Anthracite Capital, Inc. (the "Company") for the quarter ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Christopher A. Milner, as Chief Executive Officer of the Company, and James J. Lillis, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Christopher A. Milner
---------------------------------
Name: Christopher A. Milner
Title:   Chief Executive Officer
Date:   August 9, 2005

/s/ James J. Lillis
---------------------------------
Name: James J. Lillis
Title:   Chief Financial Officer
Date:   August 9, 2005

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this certification required by ss. 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.