Form 10-Q
period 2005-09-30
ANTHRACITE CAPITAL INC
filed 2005-11-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

      (Registrant's telephone number including area code): (212) 810-3333
                                                           ---------------

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

                      (1)   Yes   X     No  __

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      (1)   Yes __      No  X


         As of November 9, 2005, 55,799,661 shares of common stock ($.001 par value per share) were outstanding.

                            ANTHRACITE CAPITAL, INC.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----

Item 1.    Financial Statements..........................................................4

           Consolidated Statements of Financial Condition
           At September 30, 2005 (Unaudited) and December 31, 2004.......................4

           Consolidated Statements of Operations (Unaudited)
           For the Three and Nine Months Ended September 30, 2005 and 2004...............5

           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
           For the Nine Months Ended September 30, 2005..................................6

           Consolidated Statements of Cash Flows (Unaudited)
           For the Nine Months Ended September 30, 2005 and 2004.........................7

           Notes to Consolidated Financial Statements (Unaudited)........................9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................25

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................51

Item 4.    Controls and Procedures......................................................56

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................57

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................57

Item 3.    Defaults Upon Senior Securities..............................................57

Item 4.    Submission of Matters to a Vote of Security Holders..........................57

Item 5.    Other Information............................................................57

Item 6.    Exhibits.....................................................................57

SIGNATURES..............................................................................59


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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                               Anthracite Capital, Inc. and Subsidiaries
                                            Consolidated Statements of Financial Condition
                                                 (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
                                                                        September 30, 2005             December 31, 2004
                                                                        ------------------             -----------------
                                                                           (Unaudited)

ASSETS
Cash and cash equivalents                                                               $63,030                     $23,755
Restricted cash equivalents                                                              89,038                      19,680
Securities available-for-sale, at estimated fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")        $806,924                     $779,218
     Residential mortgage-backed securities ("RMBS")                     109,754                      139,153
     Investment grade securities                                       1,176,588                      849,302
                                                                      -----------               --------------
Total securities available-for-sale                                                   2,093,266                   1,767,673
Securities held-for-trading, at estimated fair value
     CMBS                                                                 87,213                            -
     RMBS                                                                181,700                      232,918
                                                                      -----------               --------------
Total securities held-for-trading                                                       268,913                     232,918
Commercial mortgage loans, net                                                          294,077                     263,506
Commercial mortgage loan pools, at amortized cost                                     1,297,029                   1,312,045
Equity investment in the Carbon Capital Funds                                            59,325                      56,812
Investments in real estate joint venture                                                      -                       5,031
Other assets                                                                             74,904                      47,714
                                                                                 ---------------              --------------
     Total Assets                                                                    $4,239,582                  $3,729,134
                                                                                 ===============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                          $1,306,851                   $1,067,967
    Secured by pledge of subordinated CMBS                                 2,496                       29,358
    Secured by pledge of other securities available-for-sale
      and restricted cash equivalents                                    571,780                      408,832
    Secured by pledge of securities held-for-trading                     172,575                      223,788
    Secured by pledge of commercial mortgage loans                       126,868                      141,601
    Secured by pledge of commercial mortgage loan pools                1,278,965                    1,294,830
    Junior subordinated notes to subsidiary trust issuing
      preferred securities                                                77,380                            -
                                                                      -----------               --------------
Total borrowings                                                                     $3,536,915                  $3,166,376
Payable for investments purchased                                                        87,829                           -
Distributions payable                                                                    16,442                      15,819
Other liabilities                                                                        25,910                      33,201
                                                                                 ---------------              --------------
     Total Liabilities                                                               $3,667,096                  $3,215,396
                                                                                 ---------------              --------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares authorized;
   55,511 shares issued and outstanding in 2005;
     53,289 shares issued and outstanding in 2004                                            56                          53
9.375% Series C Preferred Stock, liquidation preference $57,500
       in 2005 and 2004                                                                  55,435                      55,435
Additional paid-in capital                                                              603,839                     578,919
Distributions in excess of earnings                                                    (140,331)                   (134,075)
Accumulated other comprehensive income                                                   53,487                      13,406
                                                                                 ---------------              --------------
      Total Stockholders' Equity                                                        572,486                     513,738
                                                                                 ---------------              --------------
      Total Liabilities and Stockholders' Equity                                     $4,239,582                  $3,729,134
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


                                               Anthracite Capital, Inc. and Subsidiaries
                                           Consolidated Statements of Operations (Unaudited)
                                                 (in thousands, except per share data)

                                                        For the Three Months Ended           For the Nine Months Ended
                                                              September 30,                        September 30,
                                                     ----------------------------------------------------------------------
                                                            2005              2004               2005             2004
                                                     ----------------------------------------------------------------------
Income:
    Interest from securities available-for-sale              $35,480          $33,611           $103,024           $98,744
    Interest from commercial mortgage loans                    5,362            2,979             15,643             6,437
    Interest from commercial mortgage loan pools              13,460           13,715             40,617            26,066
    Interest from securities held-for-trading                  3,797            2,738              8,057             9,060
    Earnings from real estate joint ventures                       -              165                 59               929
    Earnings from Carbon Capital Funds                         2,870            1,979              8,499             4,970
    Interest from cash and cash equivalents                      969              165              1,471               356
    Other income                                                   -              742                  -               742
                                                     ----------------   --------------   ----------------  ----------------
        Total income                                          61,938           56,094            177,370           147,304
                                                     ----------------   --------------   ----------------  ----------------

Expenses:
    Interest                                                  40,940           36,343            113,501            88,713
    Interest - securities held-for-trading                     1,864            1,016              4,777             2,669
    Management fee                                             2,799            2,212              8,039             6,505
    General and administrative expense                           933              886              2,691             2,120
                                                     ----------------   --------------   ----------------  ----------------
        Total expenses                                        46,536           40,457            129,008           100,007
                                                     ----------------   --------------   ----------------  ----------------

Other gain (losses):
Gain on sale of securities available-for-sale                     31            2,081                 88               857
Gain (loss) on securities held-for-trading                       897           (1,103)            (1,781)          (11,133)
Foreign currency gain (loss)                                      87             (114)              (257)             (126)
Loss on impairment of assets                                       -                -             (3,231)                -
                                                     ----------------   --------------   ----------------  ----------------
       Total other gain (loss)                                 1,015              864             (5,181)          (10,402)
                                                     ----------------   --------------   ----------------  ----------------

Net income                                                    16,417           16,501             43,181            36,895
                                                     ----------------   --------------   ----------------  ----------------

Dividends on preferred stock                                   1,348            1,348              4,044             5,568
Cost to retire preferred stock in excess of
carrying value                                                     -                -                  -            10,508
                                                     ----------------   --------------   ----------------  ----------------

Net income available to common stockholders                  $15,069          $15,153            $39,137           $20,819
                                                     ================   ==============   ================  ================

Net income per common share, basic:                            $0.28            $0.28              $0.73             $0.41
                                                     ================   ==============   ================  ================

Net income per common share, diluted:                          $0.28            $0.28              $0.73             $0.41
                                                     ================   ==============   ================  ================

Dividend declared per share of Common Stock                    $0.28            $0.28              $0.84             $0.84

Weighted average number of shares outstanding:
    Basic                                                     54,115           53,212             53,573            51,258
    Diluted                                                   54,124           53,221             53,583            51,267

The accompanying notes are an integral part of these consolidated financial statements.



Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2005
(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                   Series                              Accumulated
                                        Common       C      Additional Distributions     Other                        Total
                                        Stock,   Preferred   Paid-In    In Excess     Comprehensive  Comprehensive  Stockholders'
                                      Par Value    Stock     Capital   Of Earnings       Income          Income       Equity
                                      --------------------------------------------------------------------------------------------

Balance at January 1, 2005                   $53    $55,435   $578,919  $(134,075)        $13,406                    $513,738

Net income                                                                 43,181                        $43,181       43,181

Unrealized gain on cash flow hedges                                                        21,018         21,018       21,018

Reclassification of losses from cash
flow hedges included in net income                                                          4,622          4,622        4,622

Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment                                                             14,441         14,441       14,441
                                                                                                  ---------------
Other comprehensive income                                                                                40,081
                                                                                                  ---------------
Comprehensive income                                                                                     $83,262
                                                                                                  ===============

Dividends declared-common stock                                           (45,393)                                    (45,393)

Dividends declared - preferred stock                                       (4,044)                                     (4,044)

Issuance of common stock                       3                24,920                                                 24,923
                                      ----------------------------------------------------------------------------------------

Balance at September 30, 2005                $56    $55,435   $603,839  $(140,331)        $53,487                    $572,486
                                      ========================================================================================


Disclosure of reclassification adjustment:

Unrealized holding gain                                                                                  $14,353
Reclassification for realized gains previously recorded as unrealized                                         88
                                                                                                  ---------------
                                                                                                         $14,441
                                                                                                  ===============
The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                                      For the Nine            For the Nine
                                                                                      Months Ended            Months Ended
                                                                                   September 30, 2005      September 30, 2004
                                                                                   ------------------      ------------------

 Cash flows from operating activities:

      Net income                                                                           $43,181                 $36,895

 Adjustments to reconcile net income to net cash provided by operating activities:

      Net (purchase) sale of trading securities                                            (37,777)                 46,319

      Net loss on securities                                                                 1,693                  10,275

      Earnings from subsidiary trust                                                            (2)                      -

      Earnings from Carbon Capital Funds and real estate joint ventures                     (8,558)                 (5,899)

      Distributions from Carbon Capital Funds and real estate joint ventures                 5,512                   7,168

      Loss on impairment of assets                                                           3,231                       -

      Amortization of collateralized debt obligation issuance costs                          1,744                   1,517

      Amortization of junior subordinated notes issuance costs                                   2                       -

      Discount accretion                                                                      (645)                 (3,530)

      Unrealized net foreign currency gain                                                   1,229                      79

      Increase in other assets                                                               1,827                   6,479

      Decrease in other liabilities                                                         (6,187)                 (8,160)
                                                                                 -----------------------  ----------------------
 Net cash provided by operating activities                                                   5,250                  91,143
                                                                                 -----------------------  ----------------------

 Cash flows from investing activities:

      Purchase of securities available-for-sale                                           (321,808)               (310,526)

      Principal payments received on securities available-for-sale                          55,082                  68,083

      Proceeds from sales of securities available-for-sale                                   2,636                 318,273

      Purchase of securities related to consolidated variable interest entity                    -                 (22,669)

      Sale of securities related to consolidated variable interest entity                        -                   5,847

      Repayments received from commercial mortgage loan pools                                5,899                   3,141

      Funding of commercial mortgage loans                                                 (83,519)               (157,997)

      Repayments received from commercial mortgage loans                                    82,971                  23,053

      Increase in restricted cash equivalents                                              (69,358)                (14,198)

      Return of capital from Carbon Capital Funds and joint ventures                        26,869                   2,781

      Investment in Carbon Capital Funds                                                   (12,359)                (17,440)

      Investment in subsidiary trust                                                        (2,380)                      -
                                                                                 -----------------------  ----------------------
 Net cash used in investing activities                                                    (315,967)               (101,652)
                                                                                 -----------------------  ----------------------

 Cash flows from financing activities:

      Net increase in borrowings under reverse repurchase agreements and credit
            facilities                                                                      70,793                (328,691)

      (Repayments) borrowings secured by commercial mortgage loan pools                     (5,899)                  5,410

      Issuance of CDOs                                                                     239,660                 384,942

      Repayments of CDOs                                                                      (776)                 (1,756)

      Issuance costs for CDOs                                                               (5,025)                 (5,471)



      Issuance of junior subordinated notes to subsidiary trust                             77,380                       -

      Issuance costs of junior subordinated notes                                           (2,250)                      -

      Proceeds from issuance of common stock, net of offering costs                         24,923                  42,261

      Redemption of Series B Preferred Stock                                                     -                 (43,931)

      Dividends paid on common stock                                                       (44,770)                (42,229)

      Dividends paid on preferred stock                                                     (4,044)                 (5,568)
                                                                                 -----------------------  ----------------------
 Net cash provided by financing activities                                                 349,992                   4,967
                                                                                 -----------------------  ----------------------
                                                                                            39,275                  (5,542)
 Net increase (decrease) in cash and cash equivalents

 Cash and cash equivalents, beginning of period                                             23,755                  20,805
                                                                                 -----------------------  ----------------------
 Cash and cash equivalents, end of period                                                  $63,030                 $15,263
                                                                                 =======================  ======================

 Supplemental disclosure of cash flow information:
      Interest paid                                                                        $78,685                 $66,157
                                                                                 =======================  ======================
      Investments purchased not settled                                                    $87,829                 $15,671
                                                                                 =======================  ======================
      Investments sold not settled                                                              $-                 $37,031
                                                                                 =======================  ======================


Supplemental schedule of non-cash investing and financing activities:
Consolidation of variable interest entity during the nine months ended
September 30, 2004:

                                                                                                                For the Nine
                                                                                                                Months Ended
                                                                                                             September 30, 2004
                                                                                                             ------------------
Carrying value of assets acquired                                                                                $1,329,777
Liabilities assumed                                                                                              $1,306,724



The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the "Company") is a real estate finance company that primarily generates income based on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings used to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's ongoing investment activities primarily encompass two core investment activities:

      1)    Commercial Real Estate Securities
      2)    Commercial Real Estate Loans

The accompanying September 30, 2005 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC").

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The Company will adopt SFAS No. 123R, as amended, effective January 1, 2006. The Company has determined that this statement will not impact the Company's consolidated financial statements, as there are no unvested options as of September 30, 2005 and the Company already applies the fair value method to all newly-issued options.

In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5, Implicit Variable Interests Under FIN 46. FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 was the first reporting period beginning after March 31, 2005. The adoption of FSP FIN 46(R)-5 did not have a significant impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company's consolidated financial statements.

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


                                                                        For the Three Months            For the Nine Months
                                                                        Ended September 30,             Ended September 30,
                                                                         2005          2004             2005           2004
                                                                     ---------------------------------------------------------

 Numerator:

        Net income available to common stockholders                       $15,069       $15,153        $39,137        $20,819
                                                                     ------------- ------------- -------------- --------------
        Numerator for basic and diluted earnings per share                $15,069       $15,153        $39,137        $20,819
                                                                     ============= ============= ============== ==============

 Denominator:
        Denominator for basic earnings per share-weighted
        average common shares outstanding                              54,114,955    53,212,226     53,573,433     51,258,386
        Dilutive effect of stock options                                    9,391         8,282          9,084          8,811
                                                                     ------------- ------------- -------------- --------------
        Denominator for diluted earnings per share--weighted
        average common shares outstanding and common share
        equivalents outstanding                                         54,124,346    53,220,508     53,582,517     51,267,197
                                                                     ============= ============= ============== ==============

 Basic net income per weighted average common share:                        $0.28         $0.28          $0.73          $0.41
                                                                     ------------- ------------- -------------- --------------
 Diluted net income per weighted average common share and common
 share equivalents:                                                         $0.28         $0.28          $0.73          $0.41
                                                                     ------------- ------------- -------------- --------------


Total anti-dilutive stock options excluded from the calculation of net income per share were 1,380,151 and 1,375,151 for the three and nine months ended September 30, 2005, respectively. Total anti-dilutive stock options excluded from the calculation of net income per share were 1,407,443 for the three and nine months ended September 30, 2004.

Note 3     SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2005 are summarized as follows:


                                                                                      Gross         Gross          Estimated
                                                                Amortized          Unrealized     Unrealized         Fair
                   Security Description                           Cost                Gain           Loss            Value
------------------------------------------------------------ ---------------- ---------------- --------------- -----------------

CMBS:
CMBS interest only securities ("IOs")                              $109,465           $2,232        $(2,923)          $108,774
Investment grade CMBS                                               512,080           22,190         (8,571)           525,699
Non-investment grade rated subordinated securities                  699,158           65,534         (5,335)           759,357
Non-rated subordinated securities                                    26,179            2,420             (4)            28,595
Credit tenant leases                                                 25,129              530           (692)            24,967
Investment grade REIT debt                                          297,675           11,037         (2,447)           306,265
Project loans                                                       214,197               67         (3,381)           210,883
CDO investments                                                      17,247            1,725              -             18,972
                                                             --------------- ---------------- --------------- -----------------
     Total CMBS                                                   1,901,130          105,735        (23,353)         1,983,512
                                                             --------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                                    93,271               25         (1,030)            92,266
Residential CMOs                                                        783               56              -                839
Hybrid adjustable rate mortgages ("ARMs")                            17,041                0           (392)            16,649
                                                             --------------- ---------------- --------------- -----------------
     Total RMBS                                                     111,095               81         (1,422)           109,754
                                                             --------------- ---------------- --------------- -----------------

                                                             --------------- ---------------- --------------- -----------------
Total securities available-for-sale                              $2,012,225         $105,816       $(24,775)        $2,093,266
                                                             =============== ================ =============== =================


As of September 30, 2005, an aggregate of $2,092,907 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

During the nine months ended September 30, 2005, the Company sold a portion of its securities available-for-sale for total proceeds of $2,636 resulting in a realized gain of $88. During the nine months ended September 30, 2004, the Company sold a portion of its securities available-for-sale for total proceeds of $318,273 resulting in a realized gain of $857.

The following table shows the Company's estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005.


                                       Less than 12 Months             12 Months or More                    Total
                                   -----------------------------------------------------------------------------------------
                                    Estimated        Gross        Estimated        Gross         Estimated        Gross
                                      Fair        Unrealized        Fair         Unrealized        Fair         Unrealized
                                      Value         Losses          Value          Losses          Value          Losses
                                   -----------------------------------------------------------------------------------------

CMBS IOs                               $60,176       $(2,669)       $1,087          $(254)      $61,263          $(2,923)
Investment grade CMBS                  118,675        (1,635)      122,654         (6,936)      241,329           (8,571)
Non-investment grade rated
   subordinated securities             108,436        (2,177)       18,620         (3,158)      127,056           (5,335)
Non-rated subordinated securities       13,759            (4)            -              -        13,759               (4)
Credit tenant leases                         -             -        15,985           (692)       15,985             (692)
Investment grade REIT debt              34,612          (274)       72,271         (2,173)      106,883           (2,447)
Project loans                          181,918        (3,082)       18,235           (299)      200,153           (3,381)
Agency adjustable rate securities       78,677          (760)       11,182           (270)       89,859           (1,030)
Hybrid ARMs                             16,648          (392)            -              -        16,648             (392)
                                   ------------ -------------- ------------ --------------- ------------ -----------------
Total temporarily impaired
   securities                         $612,901      $(10,993)     $260,034       $(13,782)     $872,935         $(24,775)
                                   ============ ============== ============ =============== ============ =================

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2005.

As of September 30, 2005, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 10.9% per annum. The anticipated reported yield of the Company's other securities available-for-sale was 5.9%. The Company's anticipated yields on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS (as hereafter defined in Note 5 of the consolidated financial statements) include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

Note 4     SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At September 30, 2005, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $181,700 and CMBS with an estimated fair value of $87,213. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 5     VARIABLE INTEREST ENTITIES

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FIN 46(R)-5 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140") provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R)-5 provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The table below details the purchase date, face amount of the Company's Controlling Class CMBS and the face amount of the respective issuance:

Controlling Class          Purchase        Par Held by the      Total CMBS
   Securities               Date             Company              Issued
------------------------------------------------------------------------------
Unconsolidated
CMAC 1998-C1                Jul-98            $47,786           $1,192,239
CMAC 1998-C2                Sep-98             83,858            2,891,309
DLJCM 1998-CG1              Jun-98             65,747            1,564,253
GMAC 1998-C1                Apr-98             24,737            1,438,000
LBCMT 1998-C1               May-98            129,681            1,727,818
PNCMA 1999-CM1              Nov-99             18,059              760,414
CSFB 2001-CK6               Dec-01             48,115              939,182
LBUBS 2002-C2               Oct-04             32,357            1,210,453
CSFB 2003-CPN1              Feb-03             39,759            1,006,389
GECMC 2003-C2               Jul-03             38,450            1,183,080
BACM 2004-1                 Mar-04             27,925            1,327,183
BACM 2004-3                 Jul-04             23,103            1,180,168
BACM 2004-6                 Dec-04             47,015              956,589
GMACC 2004-C2               Aug-04             22,177              933,735
JPMCC 2004-PNC1             Jun-04             31,949            1,097,416
BACM 2005-2                 Jun-05             66,721            1,608,844
BACM 2005-5                 Sep-05             78,494            1,962,338
GECMC 2005-C3               Aug-05             68,774            2,116,111
MTMT 2005-MCP1              Jul-05             72,831            1,737,993
Total Unconsolidated                         $967,541          $26,833,516
                                    ======================================

Consolidated
LBUBS 2004-C2               Apr-04             35,495            1,237,113
                                    --------------------------------------
Total Consolidated                            $35,495           $1,237,113
                                    ======================================
Total Controlling Class CMBS               $1,003,036          $28,070,629
                                    ======================================

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $670,795 and $479,636 as of September 30, 2005 and December 31, 2004, respectively.

The financing structures that the Company offers to its borrowers on certain of its commercial mortgage loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R)-5.

Note 6     COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company negotiated for and obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R") required the Company to consolidate the net assets and results of operations of the trust.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of investment grade loans and the remaining 55% are unrated. For income recognition purposes, the Company considers the investment grade and unrated commercial mortgage loans in the pool as single assets reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions. Credit losses assumed on the entire pool are 1.40% of the principal balance, or 2.53% of the unrated principal balance.

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


Note 7     IMPAIRMENTS - CMBS

In 2001, the Company adopted Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). The Company updates its estimated cash flows for securities subject to EITF 99-20 on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.

During the first quarter of 2005, changes in prepayment assumptions caused the expected yield on one investment grade CMBS to decline. As a result, the Company recorded a loss on impairment of the asset of $159. Based on current economic conditions, the Company believes the $159 will be repaid in full and the impairment charge will be reflected in income over the remaining life of the bond.

During the second quarter of 2005, the Company increased its underlying loan loss expectations on a 1998 vintage CMBS transaction resulting in a charge of $3,072 on one of the Company's below investment grade securities. This CMBS transaction has two underlying mortgage loans secured by assisted living facilities located in Texas that were performing below management's original expectations. The two underlying mortgage loans were resolved in the fourth quarter of 2005 with lower than expected loss severities. The effect of the improved loss severity will be recognized over the remaining life of the security in the form of an increased yield.


Note 8     AFFECT OF HURRICANES ON BELOW INVESTMENT GRADE CMBS

During the third quarter of 2005, four properties which are security for mortgages in four separate CMBS transactions were severely damaged by Hurricane Katrina. The outstanding loan balances on these four properties is $24,089. Based on the Company's on-site review of the damages incurred and information available to date, the Company believes that the properties have adequate insurance coverage and the cash flows related to the four CMBS transactions should not be adversely affected. As a result, the Company has not adjusted the carrying value or the loss adjusted yields for the four CMBS transactions that include the damaged properties. However, the determinations relating to the following factors are ongoing: how the insurance companies involved will address damage with respect to wind versus flooding; what the level of deductibles will be, which is dependent upon the category determinations; and the financial resources of the insurers. In addition, the Company expects that properties underlying its CMBS transactions were affected by Hurricane Wilma during the fourth quarter of 2005. However, due to limited access and availability of information at this time, the Company has not been able to determine what affect, if any, there will be on the cash flows related to its CMBS transactions. The Company will continue to monitor the situation and will make any necessary adjustments as additional information becomes available.


Note 9     COMMON STOCK

On August 18, 2005, the Company completed a follow-on offering of 1,725,000 shares of its common stock, par value $0.001 per share ("Common Stock"), at a price of $11.59, which included a 15% over-allotment option exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were $19,199.

On June 30, 2004, the Company completed a follow-on offering of 2,415,000 shares of its Common Stock, at a price of $11.50, which included a 15% over-allotment option exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were $26,662.

During the first quarter of 2004, the Company suspended its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan") for all investment dates after March 26, 2004. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. During the second quarter of 2005, the optional cash purchase portion of the Dividend Reinvestment Plan was reinstated for all investment dates after July 26, 2005 with a discount of 2% to the trailing 12-business day average provided the stock price remains above threshold levels established by the Company at the time.

For the nine months ended September 30, 2005, the Company issued 497,188 shares of its Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,743. For the nine months ended September 30, 2004, the Company issued 1,077,102 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,606.

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

On September 14, 2005, the Company declared dividends to its common stockholders of $0.28 per share, payable on October 31, 2005 to stockholders of record on September 30, 2005. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.


Note 10    PREFERRED STOCK

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


Note 11    TRANSACTIONS WITH AFFILIATES

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

The Management Agreement was further extended for one year from March 31, 2004 through March 31, 2005. The base management fee was revised to equal 2% of the quarterly average total stockholders' equity for the applicable quarter. The incentive fee was revised to be 25% of the amount of earnings (calculated in accordance with GAAP) per share that exceeds the product of the adjusted issue price of the Company's Common Stock per share ($11.37 as of September 30, 2005) and the greater of 8.5% or 400 basis points over the ten-year Treasury note. On March 31, 2005, the Management Agreement was extended for one additional year through March 31, 2006. The terms of the extended agreement did not change.

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

The Company incurred $2,799 and $8,039 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2005, respectively, and $2,212 and $6,505 for the three and nine months ended September 30, 2004, respectively. The Company did not incur incentive fees for the three and nine months ended September 30, 2005 and 2004. As of September 30, 2005 and 2004, respectively, management fees of $2,668 and $2,070 are payable to the Manager. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $40 and $120 for certain expenses incurred on behalf of the Company for the three and nine months ended September 30, 2005, respectively, and $15 and $45 for the three and nine months ended September 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2005, the Company paid administration fees of $53 and $156, respectively, and $43 and $129, for the three and nine months ended September 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of September 30, 2005 was $19,096. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company is committed to purchase up to $100,000 of shares of Carbon Capital II, Inc., a private commercial real estate income opportunity fund managed by the Manager ("Carbon II" and collectively with Carbon I, the "Carbon Capital Funds"), of which $38,258 has already been funded and $61,742 is the remaining commitment. As of September 30, 2005, the carrying value of the Company's investment in Carbon II was $40,229. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. On September 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon II.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.


Note 12    STOCK OPTIONS

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


Note 13    BORROWINGS

Certain information with respect to the Company's collateralized borrowings at September 30, 2005 is summarized as follows:


                                                                        Commercial                               Total
                                 Lines of Credit Reverse Repurchase   Mortgage Loan       Collateralized    Collateralized
                                  and Term Loans     Agreements           Pools          Debt Obligations       Borrowings
                                 --------------- ------------------ ----------------- --------------------- ----------------


Outstanding borrowings                 $195,067           $679,425       $1,278,192           $1,306,851       $3,459,535

Weighted average
    borrowing rate                        4.98%              3.85%            3.97%                6.00%            4.77%
Weighted average
    remaining maturity               1.49 years            22 days       7.04 years           7.32 years       5.46 years
Estimated fair value of
    assets pledged                     $296,487           $718,967       $1,297,029           $1,551,820       $3,864,302


As of September 30, 2005, the Company's collateralized borrowings had the following remaining maturities:


                                                Reverse          Commercial
                                Lines of        Repurchase      Mortgage Loan      Collateralized      Total Collateralized
                                 Credit         Agreements          Pools        Debt Obligations*          Borrowings
                            -------------- ----------------- ----------------- ------------------- -------------------------

Within 30 days                    $12,900          $679,425                $-                  $-                  $692,325
31 to 59 days                           -                 -                 -                   -                         -
60 days to less
than 1 year                        76,579                 -                 -                   -                    76,579
1 year to 3 years                 105,588                 -                 -                   -                   105,588
3 years to 5 years                      -                 -                 -                   -                         -
Over 5 years                            -                 -         1,278,192           1,306,851                 2,585,043
                            -------------- ----------------- ----------------- ------------------- -------------------------
                                 $195,067          $679,425        $1,278,192          $1,306,851                $3,459,535
                            ============== ================= ================= =================== =========================

* As of September 30, 2005, collateralized debt obligations are comprised of $405,992 of CDO debt with a weighted average remaining maturity of 6.54 years, $292,900 of CDO debt with a weighted average remaining maturity of 6.94 years, $368,347 of CDO debt with a weighted average remaining maturity of 7.64 years, and $239,612 of CDO debt with a weighted average remaining maturity of 8.61 years.

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

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust (the "Trust"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month London Interbank Offered Rate for U.S. dollar deposits ("LIBOR") plus 2.9% thereafter. The trust preferred securities can be redeemed at par beginning in October 2010.

The Trust issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of the Trust to the Company for a purchase price of $2,380. The Trust used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Company's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. The Company realized net proceeds from this offering of approximately $72,740.

The Company's interest in the Trust is accounted for using the equity method and the assets and liabilities of the Trust are not consolidated into the Company's financial statements. Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the $2,380 of common securities are included as a component of other assets on the Company's consolidated statement of financial condition.

Note 14    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings.

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

As of September 30, 2005, the Company had interest rate swaps with notional amounts aggregating $1,202,868 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $21,020 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $10,256 are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2005, the net change in the estimated fair value of the interest rate swaps was an increase of $19,352, of which $1,666 was deemed ineffective and is included as an increase of interest expense and $21,018 was recorded as an addition to OCI. As of September 30, 2005, the $1,202,868 notional of swaps designated as cash flow hedges had a weighted average remaining term of 8.09 years.

As of September 30, 2005, the Company had interest rate swaps with notional amounts aggregating $356,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $2,866 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $116 are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2005, the change in estimated fair value for these trading derivatives was an increase of $1,785 and is included as a reduction of loss on securities held-for-trading in the consolidated statements of operations. As of September 30, 2005, the $356,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 7.24 years.

Additionally, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at September 30, 2005 of $1,423 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

The U.S. dollar is considered the functional currency for the Company's international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in other gain (loss) in the consolidated statement of operations. Foreign currency forward commitments may be used to hedge the Company's net foreign investments. Gains and losses on foreign currency forward commitments are included in other gain (loss) in the consolidated statement of operations. The Company recorded net foreign currency transaction loss of $257 and $126 for the nine months ended September
30, 2005 and 2004, respectively. At September 30, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $482 included in other liabilities on the consolidated statement of financial condition.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At September 30, 2005 and December 31, 2004, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $200 and $4,680, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (the "Company") is a real estate finance company that generates income based primarily on the spread between the interest income on its commercial real estate securities and commercial real estate loans and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE: BLK) asset management company with approximately $427,800,000 of assets under management as of September 30, 2005. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company's ongoing investment activities primarily encompass two core investment activities:
     1)  Commercial Real Estate Securities
     2)  Commercial Real Estate Loans

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

The following table illustrates the mix of the Company's asset types as of September 30, 2005 and December 31, 2004:


                                                                   Carrying Value as of
                                                        September 30, 2005      December 31, 2004
                                                         Amount        %         Amount        %
                                                     ------------------------------------------------

Commercial real estate securities                        $2,070,725   51.6%     $1,628,519   44.8%
Commercial mortgage loan pools                            1,297,029   32.3       1,312,045   36.1
Commercial real estate loans(1)                             353,402    8.8         325,350    8.9
Residential mortgage-backed securities                      291,454    7.3         372,071   10.2
                                                     ------------------------------------------------

Total                                                    $4,012,610  100.0%     $3,637,985  100.0%
                                                     ------------------------------------------------

(1) Includes the Company's investments in the Carbon Capital Funds at September
30, 2005 and December 31, 2004 and a real estate joint venture at December 31, 2004.


Commercial Real Estate Securities Portfolio Activity

The Company's commercial real estate securities include CMBS, investment grade real estate investment trusts ("REIT") debt and collateralized debt obligation ("CDO") investments. During the nine months ended September 30, 2005, the Company's commercial real estate securities portfolio increased by approximately 27% from an estimated fair value of $1,628,519 at December 31, 2004, compared with $2,070,725 at September 30, 2005.

As of September 30, 2005, $1,506,820 of the Company's $2,070,725 commercial real estate securities portfolios are financed using CDOs. The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets and protect the Company from increases in short-term interest rates. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO.

The Company retained 100% of the equity of CDOs I, II, III and HY2 and recorded the transactions on its consolidated financial statements as secured financing.


                 Collateral as of September 30, 2005         Debt as of September 30, 2005
               ------------------------------------------------------------------------------
               Adjusted Purchase    Loss Adjusted     Adjusted Issue    Weighted Average          Net
                     Price              Yield             Price         Cost of Funds *         Spread
               ------------------------------------------------------------------------------  --------

CDO I                $439,065          9.13%            $405,992             6.99%              2.14%
CDO II                326,165          7.93%             292,900**           6.30%              1.63%
CDO III               377,642          7.20%             368,347**           5.05%              2.15%
CDO HY2               319,472          8.54%             239,612             5.38%              3.16%
------------------------------------------------------------------------------------------------------
Total **           $1,462,344          8.24%          $1,306,851             6.00%              2.24%

*  Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $10,000 of par of CDO II debt rated BB, $13,069 of par of
   CDO III debt rated BB, $9,376 of CDO HY2 debt rated BBB-, $58,000 of CDO HY2 debt rated BB, and $57,500 of CDO HY2 debt rate B.


The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of September 30, 2005:


                                              Estimated      Dollar      Adjusted       Adjusted     Loss Adjusted
                                   Par        Fair Value      Price    Purchase Price Dollar Price       Yield
                             -------------------------------------------------------------------------------------

Investment grade CMBS            $145,139       $149,882      103.27      $156,905      108.11             4.69%
Investment grade REIT
   debt                            23,000         21,901       95.22        22,823       99.23             5.49%
CMBS rated BB+ to B                43,530         39,858       91.56        40,649       93.38             7.72%
CMBS rated B- or lower             48,789         13,635       27.95        13,108       26.87            10.25%
CDO investments                   197,536         18,972        9.60        17,247        8.73            62.30%
CMBS Interest Only
   securities ("IOs")           3,565,559        108,774        3.05       109,465        3.07             7.81%
Project loans                     200,869        210,884      104.99       214,197      106.64             4.61%
                             ------------------------------------------------------------------------------------
Total                          $4,224,422       $563,906       13.35      $574,394       13.60             7.36%


The following table details the par, estimated fair value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities outside of the CDOs as of December 31, 2004:


                                                 Estimated     Dollar     Adjusted       Adjusted      Loss Adjusted
                                     Par         Fair Value     Price  Purchase Price  Dollar Price        Yield
                               -------------------------------------------------------------------------------------

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


Affect of Hurricanes on Below Investment Grade CMBS

During the third quarter of 2005, four properties which are security for mortgages in four separate CMBS transactions were severely damaged by Hurricane Katrina. The outstanding loan balances on these four properties is $24,089. Based on the Company's on-site review of the damages incurred and information available to date, the Company believes that the properties have adequate insurance coverage and the cash flows related to the four CMBS transactions should not be adversely affected. As a result, the Company has not adjusted the carrying value or the loss adjusted yields for the four CMBS transactions that include the damaged properties. However, the determinations relating to the following factors are ongoing: how the insurance companies involved will address damage with respect to wind versus flooding; what the level of deductibles will be, which is dependent upon the category determinations; and the financial resources of the insurers. In addition, the Company expects that properties underlying its CMBS transactions were affected by Hurricane Wilma during the fourth quarter of 2005. However, due to limited access and availability of information at this time, the Company has not been able to determine what affect, if any, there will be on the cash flows related to its CMBS transactions. The Company will continue to monitor the situation and will make any necessary adjustments as additional information becomes available.


Real Estate Credit Profile of Below Investment Grade CMBS

The Company divides its below investment grade CMBS investment activity into two portfolios: Controlling Class CMBS and other below investment grade CMBS. The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to control the workout and/or disposition of defaults that occur in the underlying loans. As of September 30, 2005, the Company owns 20 different trusts where, through its investment in the lowest or non-rated subordinated CMBS of such trusts, the Company is in the first loss position. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on these securities can also be reduced for special servicer fees charged to the trust as well as the effect of realized losses. As losses are realized, the next highest rated security in the structure will then generally be downgraded to non-rated and become the first to absorb losses and expenses from that point on. The Company's other below investment grade CMBS have no rights associated with its ownership to control the workout and/or disposition of underlying loan defaults; however, these investments are not the first to absorb losses in the underlying pools.

During the nine months ended September 30, 2005, the Company acquired $265,583 of par of Controlling Class CMBS and $10,100 of par of other below investment grade CMBS. The total par of the Company's other below investment grade CMBS at September 30, 2005 was $257,284; the average credit protection, or subordination level, of this portfolio is 4.87%. The total par of the Company's subordinated Controlling Class CMBS securities at September 30, 2005 was $872,364 and the total par of the loans underlying these securities was $25,109,561. As of September 30, 2005, over 93% of the estimated fair value of the Company's subordinated CMBS assets are match funded in the Company's CDOs.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at September 30, 2005 is as follows:


                                                                         Adjusted
                                 Estimated    Dollar       Adjusted       Dollar     Subordination
                       Par      Fair Value     Price    Purchase Price     Price         Level
                  ------------------------------------------------------------------------------------

BB+                  $157,336       $149,956      95.31         $136,022      86.45      5.94%
BB                    113,924         99,932      87.72           94,245      82.73      4.19%
BB-                   130,664        107,461      82.24           99,454      76.11      3.93%
B+                    102,527         71,868      70.10           69,138      67.43      2.71%
B                     160,505        102,393      63.79           96,840      60.33      2.73%
B-                     42,059         24,713      58.76           24,917      59.24      1.28%
CCC                    19,326          3,721      19.26            3,894      20.15      1.38%
NR                    146,024         42,601      29.17           40,200      27.53       n/a
                  ------------------------------------------------------------------------------------
Total                $872,365       $602,645      69.08         $564,710      64.73

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


During the nine months ended September 30, 2005, servicers reduced the par amount of the Company's Controlling Class CMBS in the amount of $4,437. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). Also during the nine months ended September 30, 2005, the loan pools were paid down by $562,888. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company assumes that a total of 1.62% of the original loan balance will not be recoverable. This estimate was developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. This loss estimate equates to cumulative expected defaults of approximately 5% over the life of the portfolio and an average assumed loss severity of 35% of the defaulted loan balance. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

During the second quarter of 2005, the Company increased its underlying loan loss expectations on a 1998 vintage CMBS transaction resulting in a charge of $3,072 on one of the Company's below investment grade securities. This CMBS transaction has two underlying mortgage loans secured by assisted living facilities located in Texas that were performing below management's original expectations. The two underlying mortgage loans were resolved in the fourth quarter of 2005 with lower than expected loss severities. The effect of the improved loss severity will be recognized over the remaining life of the security in the form of an increased yield.

During the first quarter of 2005, changes in prepayment assumptions caused the expected yield on one investment grade CMBS to decline. As a result, the Company recorded a loss on impairment of the asset of $159. Based on current economic conditions, the Company believes the $159 will be repaid in full and the impairment charge will be reflected in income over the remaining life of the bond.

The Company monitors credit performance on a monthly basis and debt service coverage ratios on a quarterly basis. Using these and other statistics, the Company maintains watch lists for loans that are delinquent thirty days or more and for loans that are not delinquent but have issues that the Company's management believes require close monitoring.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, 2004 and 2005.
Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of September 30, 2005 are shown in the table below:

                         Underlying      Delinquencies         Lehman Brothers
         Vintage Year    Collateral       Outstanding           Conduit Guide
         ---------------------------------------------------------------------
            1998           $6,187,664            1.80%                1.37%
            1999              659,863            2.45%                2.14%
            2001              884,874            4.38%                1.98%
            2002            1,166,080            0.31%                0.75%
            2003            2,128,162            0.50%                0.37%
            2004            6,663,107            0.11%                0.12%
            2005            7,419,811               -%                   -%
                     ---------------------------------------------------------
            Total         $25,109,561            0.75%               0.56%*

* Weighted average based on current principal balance.

Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. This seasoning criteria will generally adjust for the lower delinquencies that occur in newly originated collateral. As of September 30, 2005, the Morgan Stanley index indicated that delinquencies on 324 securitizations were 1.27%, and as of December 31, 2004, this same index indicated that delinquencies on 286 securitizations were 1.74%. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion of how delinquencies and loan losses affect the Company.

Delinquencies on the Company's CMBS collateral as a percent of principal increased in line with expectations. The Company's aggregate delinquency experience is consistent with comparable data provided in the Lehman Brothers Conduit Guide.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the

Company as of September 30, 2005. The underlying collateral related to the Company's investment in commercial mortgage loan pools is also included in the table. See Note 6 of the consolidated financial statements, Commercial Mortgage Loan Pools, for a further description of the Company's investment in commercial mortgage loan pools.


     -------------------------------------------------------------------------------------
                                                                  September 30, 2005
     -------------------------------------------------------------------------------------
                                                                 Number          % of
                                           Principal           of Loans       Collateral
     -------------------------------------------------------------------------------------

     Past due 30 days to 60 days               $37,672             9             0.15%
     -------------------------------------------------------------------------------------
     Past due 61 days to 90 days                47,191             9             0.19%
     -------------------------------------------------------------------------------------
     Past due 91 days or more                   92,487            16             0.37%
     -------------------------------------------------------------------------------------
     Real estate owned ("REO")                   6,757             3             0.03%
     -------------------------------------------------------------------------------------
     Foreclosure                                 3,630             1             0.01%
     -------------------------------------------------------------------------------------
     Total delinquent                         $187,737            38             0.75%
     -------------------------------------------------------------------------------------
     Total principal balance               $25,109,561
     -------------------------------------------------------------------------------------

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

Aggregate realized losses of $10,731 were realized during the nine months ended September 30, 2005. This brings cumulative realized losses to $85,707, which is 18.8% of the Company's total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as the portfolio matures.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of September 30, 2005 and December 31, 2004 are as follows:

                               September 30, 2005        December 31, 2004
                                   Exposure                   Exposure
     -----------------------------------------------------------------------
                               Loan         % of           Loan      % of
     Property Type            Balance       Total         Balance   Total
     -----------------------------------------------------------------------
     Retail                  $7,909,426       31.5%      $6,026,472    32.4%
     Multifamily              6,331,296       25.2        5,305,129    28.6
     Office                   7,442,318       29.6        4,617,616    24.9
     Industrial               1,682,667        6.7        1,272,583     6.8
     Lodging                  1,262,323        5.1          915,369     4.9
     Healthcare                 319,855        1.3          327,832     1.8
     Other                      161,676        0.6          115,728     0.6
                       -----------------------------------------------------
     Total                  $25,109,561        100%     $18,580,729     100%
                       =====================================================

As of September 30, 2005, the estimated fair value of the Company's holdings of subordinated Controlling Class CMBS is $37,935 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $45,172 and a gross unrealized loss of $7,237. The adjusted purchase price of the Company's subordinated Controlling Class CMBS portfolio as of September 30, 2005 represents approximately 65% of its par amount. The estimated fair value of the Company's subordinated Controlling Class CMBS portfolio as of September 30, 2005 represents approximately 69% of its par amount. As the portfolio matures, the Company expects to recoup the $7,237 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. As of September 30, 2005, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the nine months ended September 30, 2005, there were credit upgrades on four of the Company's Controlling Class CMBS and no credit downgrades.

The Company's income calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through September 30, 2005, the Company's GAAP income accrued on its CMBS assets was approximately $36,721 lower than the taxable income accrued on the CMBS assets.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of September 30, 2005 and December 31, 2004:


                                    Carrying Value
                      --------------------------------------------   Weighted Average
                         September 30, 2005     December 31, 2004         Yield
------------------------------------------- ---------------------- --------------------
  Property Type           Amount        %       Amount        %        2005       2004
--------------------------------- --------- ----------- ---------- --------- ----------

Office                    $78,606      26.7%     $88,311      33.5%      9.7%       9.2%
Residential                43,612      14.8       13,480       5.1       8.0       12.2
Storage                    32,957      11.2            -         -       9.1          -
Retail                     20,962       7.1       59,070      22.4       9.8        6.6
Communication Tower        20,000       6.8            -         -       8.9          -
Hotel                      97,940      33.4     102,645       39.0       8.9        7.8
                      ----------- --------- ----------- ---------- --------- ----------
Total                    $294,077    100.0%    $263,506     100.0%      9.0%       8.3%
                      ----------- --------- ----------- ---------- --------- ----------

During the nine months ended September 30, 2005, the Company purchased $116,401 of commercial real estate loans, including a loan secured by apartment buildings located throughout Germany. The loan is denominated in Euros and has a stated face of (euro)25,000. The acquisition of this loan brings total European commercial real estate loans to $49,823 as of September 30, 2005, up from $19,991 as of December 31, 2004. The Company finances these loans by borrowing in the applicable currency and hedging the un-financed portion. During the nine months ended September 30, 2005, the Company experienced repayments of $82,971 related to its U.S. dollar denominated commercial real estate loan portfolio.

The carrying value and average yields on the Company's commercial real estate loans as of September 30, 2005 were as follows:

                                                                                           Average       Average        Average
                                                            Book Value                   Spread to       Spread         Spread to
                            Carrying         Book             (Local       Average      1-month USD    to 3-month GBP   3-month
                             Value           Value           Currency)      Yield          LIBOR          LIBOR          EURIBOR
                       ----------------------------------------------------------------------------------------------------------

Fixed Rate                  $120,902         $122,042                        9.54%
Floating Rate                123,961          124,098                                      5.29%
Floating Rate                 19,082           19,600      (pound)11,082                                6.00%
Floating Rate                 30,132           30,223      (euro)25,041                                                   4.00%
                       ----------------- ----------------
                            $294,077         $295,963
                       ================= ================


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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS No. 91"), using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

Impairment - Securities

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, under EITF 99-20, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of an impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.

Variable interest entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities ("VIEs") in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns. The Company has evaluated its investments for potential variable interests by evaluating the sufficiency of the entities equity investment at risk to absorb losses. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity ("QSPE") criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans and are managed by the Manager. Management must periodically evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan was determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the Carbon Capital Funds (as defined under Transactions with Affiliates, below).

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

II.        Results of Operations

Net income available to common stockholders for the three and nine months ended September 30, 2005 was $15,069 or $0.28 per share (basic and diluted) and $39,137 or $0.73 per share (basic and diluted), respectively. Net income available to common stockholders for the three and nine months ended September 30, 2004 was $15,153 or $0.28 per share (basic and diluted) and $20,819 or $0.41 per share (basic and diluted), respectively. Net income available to common stockholders increased to $0.73 per share for the nine months ended September 30, 2005 as compared to $0.41 per share for the nine months ended September 30, 2004.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                                         For the Three Months Ended
                                                                September 30,                        Variance
                                                        2005                 2004               Amount          %
                                                 --------------------------------------------------------------------

Commercial real estate securities                       $37,009             $32,408            $4,601          14.2%
Commercial mortgage loan pools                           13,460              13,715              (255)         (1.9)
Commercial real estate loans                              5,362               2,979             2,383          80.0
Residential mortgage-backed securities ("RMBS")           2,268               3,941            (1,673)        (42.5)
Cash and cash equivalents                                   969                 165               807         487.3
                                                 --------------------------------------------------------------------
Total interest income                                   $59,068             $53,208            $5,860          11.0%
                                                 ====================================================================

                                                         For the Nine Months Ended
                                                               September 30,                        Variance
                                                        2005               2004               Amount           %
                                                 -------------------------------------------------------------------
Commercial real estate securities                      $103,242             $92,073           $11,169          12.1%
Commercial mortgage loan pools                           40,617              26,066            14,551          55.8
Commercial real estate loans                             15,643               6,437             9,206         143.0
RMBS                                                      7,839              15,731            (7,892)        (50.2)
Cash and cash equivalents                                 1,471                 356             1,115         313.2
                                                 -------------------------------------------------------------------
Total interest income                                  $168,812            $140,663           $28,149         20.0%
                                                 ===================================================================


The following table reconciles interest income and total income for the three and nine months ended September 30, 2005 and 2004.


                                                    For the Three Months Ended September 30,
                                                           2005                   2004
                                                 ------------------------------------------------

Interest Income                                             $59,068                $53,208
Earnings from real estate joint ventures                          -                    165
Earnings from the Carbon Capital Funds                        2,870                  1,979
Other Income                                                      -                    742
                                                 ------------------------------------------------
Total Income                                                $61,938                $56,094
                                                 ================================================

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           2005                   2004
                                                 ------------------------------------------------
Interest Income                                            $168,812               $140,663
Earnings from real estate joint ventures                         59                    929
Earnings from the Carbon Capital Funds                        8,499                  4,970
Other income                                                      -                    742
                                                 ------------------------------------------------
Total Income                                               $177,370               $147,304
                                                 ================================================


For the three months ended September 30, 2005, interest income increased $5,860, or 11%, from the same three month period in 2004. The Company continued to increase its investments in commercial real estate assets, while RMBS investments declined as the Company completed the repositioning of its portfolio into commercial real estate assets. For the nine months ended September 30, 2005, interest income increased $28,149, or 20%, from the same nine month period in 2004. The consolidation of a VIE that included commercial mortgage loan pools contributed $14,551 to the increase. In addition, commercial real estate securities increased $11,169, or 12.4%, and commercial real estate loans increased $9,206, 143.0% from the same period of 2004 as the Company continued to increase its investments in commercial real estate assets.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.


                                             For the Three Months Ended
                                                    September 30,                      Variance
                                                 2005            2004           Amount           %
                                            --------------- --------------- ------------- ---------------

Collateralized debt obligations                  $18,758         $16,162        $2,596             16.1%
Commercial real estate securities                  5,371           1,945         3,426            176.1
Commercial mortgage loan pools*                   12,760          12,706            54              0.4
Commercial real estate loans                       1,273             424           849            200.2
RMBS                                               2,594           1,673           921             55.1
Junior subordinated notes - net                       66               -            66                -
Cash flow hedges                                   1,588           3,825        (2,237)           (58.5)
Hedge ineffectiveness**                              394             624          (230)           (36.9)
                                            --------------- --------------- ------------- ---------------
Total Interest Expense                           $42,804         $37,359        $5,445             14.6%
                                            =============== =============== ============= ===============

                                                 For the Nine Months Ended
                                                     September 30,                   Variance
                                                 2005            2004           Amount              %
                                            --------------- --------------- ------------- ---------------
Collateralized debt obligations                  $50,523         $43,007        $7,516              17.5%
Commercial real estate securities                 11,334           5,086         6,248             122.8
Commercial mortgage loan pools*                   38,285          24,678        13,607              55.1
Commercial real estate loans                       3,771             718         3,153             425.2
RMBS                                               7,119           5,159         1,960              38.0
Junior subordinated notes - net                       66               -            66                 -
Cash flow hedges                                   5,514          11,604        (6,090)            (52.5)
Hedge ineffectiveness**                            1,666           1,130           536              47.4
                                            --------------- --------------- ------------- ---------------
Total Interest Expense                          $118,278         $91,382       $26,896              29.4%
                                            =============== =============== ============= ===============

* Includes $62 and $79 of interest expense for the three and nine months ended September 30, 2005, respectively, and $60 and $84 for the three and nine months ended September 20, 2004, respectively, from short-term financings of securities related to the consolidation of commercial mortgage loan pools.
**See Note 14 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.


For the three months ended September 30, 2005, interest expense increased $5,445, or 14.6%, from the same three month period in 2004. Hedging expenses not related to the CDOs decreased $2,237, or 58.5%, from 2004 levels. This decrease is due to the removal of interest rate swaps upon issuance of fixed rate liabilities in connection with CDO HY1 and CDO HY2. The increase in expense related to CDOs of $2,596, or 16.1%, from the same three month period in 2004 is primarily attributable to the additional fixed rate liabilities issued in connection with CDO HY1 and CDO HY2. The financing of additional commercial real estate securities and commercial real estate loans increased interest expense $3,426 and $849, respectively, for the same three month period of 2004.

For the nine months ended September 30, 2005, interest expense increased $26,896 or 29.4%, from the same nine month period in 2004. The consolidation of a VIE that finances commercial mortgage loan pools contributed $13,607 to the increase. The VIE was consolidated for nine months of 2005 and for six months of 2004 as the entity was acquired in April 2004. Hedging expense not related to CDOs decreased $6,090, or 52.5%, from 2004 levels. The decrease is due to the removal of interest rate swaps upon the issuance of fixed rate liabilities in connection with CDOs HY1 and CDO HY2. The increase in interest expense related to CDOs of $7,516, or 17.5%, from the same nine month period in 2004, is primarily attributable to the issuance of CDO HY1 and CDO HY2. The financing of additional commercial real estate securities and commercial real estate loans increased interest expense by $6,248 and $3,165, respectively, from the same nine month period of 2004.

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

The following chart describes the interest income, interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company's net interest margin and net interest spread from the portfolio.

                                   For the Three Months Ended September 30,
                                    2005                              2004
                               ----------------------------------------------
       Interest income            $46,370                           $41,539
       Interest expense           $29,712                           $24,202
       Net interest margin          2.82%                             3.08%
       Net interest spread          2.24%                             2.32%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. Management fees paid to the Manager of $2,799 and $8,039 for the three and nine months ended September 30, 2005, respectively, were solely base management fees. Management fees paid to the Manager of $2,212 and $6,505 for the three and nine months ended September 30, 2004, respectively, were solely base management fees and were lower for the quarter ended March 31, 2004 as the Manager agreed to reduce the management fees by 20%. General and administrative expense of $933 and $2,691 for the three and nine months ended September 30, 2005, respectively, and $886 and $2,120 for the three and nine months ended September 30, 2004, respectively, were comprised of administration fees, accounting agent fees, custodial agent fees, directors' fees, fees for professional services, and insurance premiums. General and administrative expenses for the nine months ended September 30, 2005 rose primarily due to an increase in professional fees related to ongoing Sarbanes-Oxley Act compliance and additional costs associated with Company's expanding investment activities in Europe.

Other Gains (Losses): Gains on securities available-for-sale were $31 and $2,081 for the three months ended September 30, 2005 and 2004, respectively, and $88 and $857 for the nine months ended September 30, 2005 and 2004, respectively. Gains (losses) on securities held-for-trading were $897 and $(1,103) for the three months ended September 30, 2005 and 2004, respectively, and $(1,781) and $(11,133) for the nine months ended September 30, 2005 and 2004, respectively. Foreign currency gains (losses) were $87 and $(114) for the three months ended September 30, 2005 and 2004, respectively, and $(257) and $(126) for the nine months ended September 30, 2005 and 2004, respectively. The losses on impairment of assets of $0 and $3,231 for the three and nine months ended September 30, 2005, respectively, were related to the Company's write down of certain CMBS as required by EITF 99-20.

Dividends Declared: On September 14, 2005, the Company declared distributions to its stockholders of $0.28 per share, payable on October 31, 2005 to stockholders of record on September 30, 2005.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2005 and December 31, 2004:


                                                   September                      December
                                                    30, 2005                      31, 2004
                                                   Estimated                      Estimated
                                                     Fair                           Fair
                Security Description                 Value          Percentage      Value        Percentage
  ------------------------------------------------------------ --------------- ------------- --------------

  Commercial mortgage-backed securities:
  CMBS IOs                                           $108,774             4.6%     $125,246            7.1%
  Investment grade CMBS                               525,699            23.1       389,813           22.1
  Non-investment grade rated subordinated
  securities                                          759,357            34.4       753,388           42.6
  Non-rated subordinated securities                    28,595             1.8         5,994            0.3
  Credit tenant leases                                 24,967             1.1        25,251            1.4
  Investment grade REIT debt                          306,265            12.9       285,341           16.2
  Project loans                                       210,883            11.7        23,650            1.3
  CDO investments                                      18,972             0.8        19,837            1.1
                                                 ------------- --------------- ------------- --------------
       Total CMBS                                   1,983,512            90.4     1,628,520           92.1
                                                 ------------- --------------- ------------- --------------

  Single-family RMBS:
  Agency adjustable rate securities                    92,266             5.5       112,139            6.4
  Residential CMOs                                        839               -         1,408            0.1
  Hybrid adjustable rate mortgages                     16,649             4.1        25,606            1.4
                                                 ------------- --------------- ------------- -------------
       Total RMBS                                     109,754             9.6       139,153            7.9
                                                 ------------- --------------- ------------- -------------

                                                 ------------- --------------- ------------- -------------
  Total securities available-for-sale              $2,093,266           100.0%   $1,767,673          100.0%
                                                 ============= =============== ============= ==============


Borrowings: As of September 30, 2005 and December 31, 2004, the Company's debt consisted of line-of-credit borrowings, CDO debt, junior subordinated notes, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of September 30, 2005 and December 31, 2004, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's borrowings:


                                                             For the Nine Months Ended
                                                                 September 30, 2005
                                              -------------------------------------------------------------
                                                 September 30,
                                                     2005           Maximum              Range of
                                                   Balance          Balance             Maturities
                                              -------------------------------------------------------------

CDO debt*                                         $1,306,851       $1,306,963      6.5 to 9.8 years
Commercial mortgage loan pools                     1,278,192        1,294,051      3.3 to 13.2 years
Reverse repurchase agreements                        679,425          888,712        17 to 23 days
Line of credit and term loan borrowings              195,067          350,554    25 days to 2.22 years
Junior subordinated notes                             77,380           77,380         30 years**
                                              -------------------------------------------------------------

*  Disclosed as adjusted issue price. Total par of the Company's CDO debt as of September 30, 2005 was
   $1,320,090.
** The junior subordinated notes can be redeemed at par beginning in October 2010.


Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company's assets and the cost of borrowing.

Interest rate hedging instruments as of September 30, 2005 and December 31, 2004 consisted of the following:


                                                           As of September 30, 2005
                              -----------------------------------------------------------------------------------
                                    Notional      Estimated Fair       Unamortized       Average Remaining
                                     Value            Value               Cost             Term (years)
                              -----------------------------------------------------------------------------------

Cash flow hedges                    $337,850            $4,066                $-                   7.95
Trading swaps                        133,000             2,782                 -                   7.09
CDO cash flow hedges                 865,018             6,698                 -                   8.14
CDO timing swaps                     223,445               (33)                -                   7.33
CDO LIBOR cap                         85,000             1,423             1,407                   7.65

                                                           As of December 31, 2004
                              -----------------------------------------------------------------------------------
                                    Notional      Estimated Fair       Unamortized       Average Remaining
                                     Value            Value               Cost             Term (years)
                              -----------------------------------------------------------------------------------

Cash flow hedges                    $452,600              $253                $-                   5.44
Trading swaps                         16,000               (5)                 -                   1.94
CDO cash flow hedges                 718,120           (11,262)                -                   8.50
CDO timing swaps                     223,445               145                 -                   8.08
CDO LIBOR cap                         85,000               694             1,407                   8.40



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

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust (the "Trust"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par beginning in October 2010.

For the nine months ended September 30, 2005, the Company issued 497,188 shares of its Common Stock, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,743.

On August 18, 2005, the Company completed a secondary stock offering of 1,725,000 shares at a price of $11.59, which included a 15% over-allotment option exercised by the underwriter. Net proceeds were $19,199.

On July 26, 2005, the Company closed CDO HY2 and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The CDO HY2 transaction provides match-funding for a portfolio of commercial mortgage-backed securities and unsecured real estate investment trust debt with a total par of $478,050. CDO HY2 included a $100,000 ramp facility that was fully funded on October 13, 2005. Since July 26, 2005, the $100,000 ramp facility has been invested at short-term money market rates.

For the nine months ended September 30, 2004, the Company issued 1,077,102 shares of its Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,606.

For the three and nine months ended September 30, 2004, the Company issued 253,800 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $2,761.

On June 30, 2004, the Company completed a follow-on offering of 2,415,000 shares of its Common Stock, at a price of $11.50, which included a 15% over-allotment option exercised by the underwriter. Net proceeds to the Company were approximately $26,662.

During the first quarter of 2004, the Company suspended its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan") for all investment dates after March 26, 2004. During the second quarter of 2004, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after August 2, 2004, and for all future dividend payment dates with a discount of 2%. During the second quarter of 2005, the optional cash purchase portion of the Dividend Reinvestment Plan was reinstated for all investment dates after July 26, 2005 with a discount of 2% to the trailing 12-business day average provided the stock price remains above threshold levels established by the Company at the time.

As of September 30, 2005, $50,266 of the Company's $200,000 committed credit facility with Deutsche Bank, AG was available for future borrowings and $57,467 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company had outstanding borrowings of $27,800 under a committed credit facility with Morgan Stanley Mortgage Capital, Inc.

The Company's committed credit facility with Greenwich Capital, Inc., scheduled to mature in July 2005, has been extended through July 2006, with the option for an additional one-year extension.

At September 30, 2005, the Company's collateralized borrowings had the following remaining maturities:


                                               Reverse          Commercial
                              Lines of        Repurchase      Mortgage Loan      Collateralized      Total Collateralized
                               Credit         Agreements          Pools        Debt Obligations*          Borrowings
                            -------------- ----------------- ----------------- ------------------- -------------------------

Within 30 days                    $12,900          $679,425                $-                  $-                  $692,325
31 to 59 days                           -                 -                 -                   -                         -
60 days to less than 1 year        76,579                 -                 -                   -                    76,579
1 year to 3 years                 105,588                 -                 -                   -                   105,588
3 years to 5 years                      -                 -                 -                   -                         -
Over 5 years                            -                 -         1,278,192           1,306,851                 2,585,043
                            -------------- ----------------- ----------------- ------------------- -------------------------
                                 $195,067          $679,425        $1,278,192          $1,306,851                $3,459,535
                            ============== ================= ================= =================== =========================
* As of September 30, 2005, collateralized debt obligations are comprised of
$405,992 of CDO debt with a weighted average remaining maturity of 6.54 years,
$292,900 of CDO debt with a weighted average remaining maturity of 6.94 years,
$368,347 of CDO debt with a weighted average remaining maturity of 7.64 years, and $239,612 of CDO debt with a weighted average remaining maturity of 8.61 years.


The Company has no off-balance sheet financing arrangements.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company's trading securities. Operating activities provided cash flows of $5,250 and $91,143 during the nine months ended September 30, 2005 and 2004, respectively. The decline of $85,893, or 94%, is primarily attributable to the sale of $46,319 of securities held-for-trading during 2004 and purchases of $37,777 of securities held-for-trading in 2005.

The Company's investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities used cash flows of $315,967 and $101,652 during the nine months ended September 30, 2005 and 2004, respectively. In 2004, investing cash flow used was partially offset by sales of securities available for sale in 2004.

Financing cash flows consist primarily of borrowings, CDO and junior subordinated note issuances, common and preferred stock offerings offset by dividends on common and preferred stock and repayments of borrowings. The Company's financing activities provided cash flows $349,992 and $4,967 during the nine months ended September 30, 2005 and 2004, respectively. The increase in financing cash flows in 2005 was primarily attributable to CDO HY2 which provided for proceeds of $239,660, the common stock offering which provided net proceeds of $19,199 and issuance of junior subordinated notes to the subsidiary Trust for proceeds of $77,380. In 2004, the Company redeemed its Series B Preferred Stock which used $43,931 of financing cash flows. This was partially offset by a common stock offering which provided for net proceeds of $26,662.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on GAAP of $305,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. As of September 30, 2005, the Company was in compliance with all covenants in its lines of credit.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC

Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of September 30, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.

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

The Company incurred $2,799 and $8,039 in base management fees in accordance with the terms of the Management Agreement for the three and nine months ended September 30, 2005, respectively, and $2,212 and $6,505 for the three and nine months ended September 30, 2004. The Company did not incur incentive fees for the three and nine months ended September 30, 2005 and 2004. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $40 and $120 for certain expenses incurred on behalf of the Company for the three and nine months ended September 30, 2005, respectively, and $15 and $45 for the three and nine months ended September 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. The agreement can be cancelled upon 60-day written notice by either party. The Company pays the Manager a monthly administrative fee at an annual rate of 0.06% of the first $125,000 of average net assets, 0.04% of the next $125,000 of average net assets and 0.03% of average net assets in excess of $250,000 subject to a minimum annual fee of $120. For the three and nine months ended September 30, 2005, the Company paid administration fees of $53 and $156, respectively, and $ 43 and $129, for the three and nine months ended September 30, 2004, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of September 30, 2005 was $19,096. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company is committed to purchase up to $100,000 of shares of Carbon Capital II, Inc., a private commercial real estate income opportunity fund managed by the Manager ("Carbon II" and collectively with Carbon I, the "Carbon Capital

Funds"), of which $38,258 has already been funded and $61,742 is the remaining commitment. As of September 30, 2005, the carrying value of the Company's investment in Carbon II was $40,229. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. On September 30, 2005, the Company owned approximately 20% of the outstanding shares in Carbon II.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. As of September 30, 2005, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or rising interest rates. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 30-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 1.66 years based on net asset value as of September 30, 2005. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $9,000.

The Company's reported book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock will generally reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 3.0 to 5.0 years. At September 30, 2005, economic duration for the Company's entire portfolio was 3.28 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 3.28%. At September 30, 2005 the Company estimates its economic value, or net asset value of its common stock to be $478,776.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's common stock is as follows:

Duration - GAAP book value at September 30, 2005                     9.71
Less:
           Duration contribution of CDO I liabilities               (1.62)
           Duration contribution of CDO II liabilities              (1.42)
           Duration contribution of CDO III liabilities             (1.32)
           Duration contribution of CDO HY2 liabilities             (1.34)
           Duration contribution of Series C Preferred Stock        (0.22)
           Duration contribution of Junior subordinated notes       (0.51)
Economic duration at September 30, 2005                              3.28

The reported book value of the Company's common stock is $9.31 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 9.2%. Also, as indicated above, approximately $9,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.

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

Regarding the table below, all changes in income are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates as of September 30, 2005. Actual results could differ significantly from these estimates.

                    Projected Change In
                    Earnings Per Share
                   Given LIBOR Movements
       Change in LIBOR,           Projected Change in
       +/- Basis Points            Earnings per Share
------------------------------- -------------------------
        -200                             $0.03
        -100                             $0.02
         -50                             $0.01
      Base Case
         +50                            $(0.01)
        +100                            $(0.02)
        +200                            $(0.03)

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B- or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses and timing of cash flows.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce reportable income going forward by approximately $0.27 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.01 to $0.21 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. As of September 30, 2005, securities with a total estimated fair value of $1,559,909 are collateralizing the CDO borrowings of $1,367,856; therefore, the Company's preferred equity interest in the three CDOs is $192,053 ($3.46 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities. It is the Company's objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets by issuing CDOs. This is less important for those assets in the Company's portfolio considered liquid, as there is a very stable market for the financing of these securities.

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

ITEM 4.    Controls and Procedures

           Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of September 30, 2005.

           No change in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings

At September 30, 2005 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds


                                                                     Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares
                                 Total Number of    Average Price   Publicly Announced Plans   that May Yet Be Purchased
                                 Shares Purchased  Paid per Share          or Programs        Under the Plans or Programs
                                ------------------------------------------------------------------------------------------

July 1, 2005 through
July 31, 2005                           -                 -                     -                          -
August 1 2005 through August
31, 2005                                -                 -                     -                          -
September 1 2005 through
September 30, 2005                      -                 -                     -                          -
                                ---------------------------------------------------------------
Total                                   -                 -                     -
                                ===============================================================



Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.      Description
-----------      -----------

10.1 Junior Subordinated Indenture, dated as of September 26, 2005, between Anthracite Capital, Inc. and Wells Fargo Bank, National Association, as trustee

10.2 Amended and Restated Trust Agreement, dated as of September 26, 2005, among Anthracite Capital, Inc., as depositor, Wells Fargo Bank, National Association, as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and the Administrative Trustees Named Therein

31.1             Certification of Chief Executive Officer

31.2             Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANTHRACITE CAPITAL, INC.


Dated:  November 9, 2005                     By: /s/ Christopher A. Milner
                                                  -------------------------
                                             Name:  Christopher A. Milner
                                             Title: Chief Executive Officer
                                             (duly authorized representative)


Dated:  November 9, 2005                     By: /s/ James J. Lillis
                                                 -----------------------------
                                             Name:  James J. Lillis
                                             Title: Chief Financial Officer