Form 10-K
period 2005-12-31
ANTHRACITE CAPITAL INC
filed 2006-03-16
CIK 1050112

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: ________ to ________

                         Commission File No. 001-13937

                            ANTHRACITE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

             MARYLAND                                     13-3978906
---------------------------------------          -----------------------------
  (State or other jurisdiction of                     (I.R.S.  Employer
  incorporation or organization)                     Identification No.)

        40 East 52nd Street
        New York, New York                                    10022
---------------------------------------          -----------------------------
(Address of principal executive office)                     (Zip Code)


                                 (212) 810-3333
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE                    NEW YORK STOCK EXCHANGE

9.375% SERIES C CUMULATIVE REDEEMABLE             NEW YORK STOCK EXCHANGE
  PREFERRED STOCK, $.001 PAR VALUE
        (Title of each class)        (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 on the Exchange Act Rule). Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act). Yes |_| No |X|

The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $11.85 as reported on the New York Stock Exchange on June 30, 2005, was $628,487,632 (for purposes of this calculation, affiliates include only directors and executive officers of the registrant).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 16, 2006 was 56,928,756 shares.

Documents Incorporated by Reference: The registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into Part III.

===============================================================================


                                      ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                                            2005 FORM 10-K ANNUAL REPORT
                                                  TABLE OF CONTENTS

                                                                                                               PAGE
                                                    PART I
Item 1.       Business............................................................................................4
Item 1A.      Risk Factors  .....................................................................................20
Item 1B.      Unresolved Staff Comments  ........................................................................26
Item 2.       Properties  .......................................................................................26
Item 3.       Legal Proceedings .................................................................................26
Item 4.       Submission of Matters to a Vote of
              Security Holders ..................................................................................26

                                                    PART II

Item 5.       Market for the Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities..........................................................27
Item 6.       Selected Financial Data ...........................................................................28
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .....................................................29
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk .......................................................................................54
Item 8.       Financial Statements and Supplementary Data .......................................................58
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...........................................................104
Item 9A.      Controls and Procedures.......................................................................... 104
Item 9B.      Other Information................................................................................ 104

                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant ...............................................105
Item 11.      Executive Compensation ...........................................................................105
Item 12.      Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters ............................................105
Item 13.      Certain Relationships and Related Transactions ...................................................105
Item 14.      Principal Accounting Fees and Services............................................................105

                                                    PART IV

Item 15.      Exhibits and Financial Statement Schedules .......................................................106
              Signatures........................................................................................107

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

     (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
     (2) changes in political, economic or industry conditions, the interest rate environment or financial, capital markets and real estate markets which could result in changes in the value of the Company's assets;
     (3) the relative and absolute investment performance and operations of the Company's manager, BlackRock Financial Management, Inc. (the "Manager");
     (4)  the impact of increased competition;

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

General

The Company, a Maryland corporation, and its subsidiaries, is a real estate finance company that generates income primarily based on the spread between the interest income on its securities investments and mortgage loans and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate assets. The Company combines traditional real estate underwriting and capital markets expertise to exploit the opportunities arising from the continuing integration of these two disciplines. The Company primarily focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company commenced operations on March 24, 1998.

The Company's primary investment activities are conducted in three investment sectors:
1)       Commercial Real Estate Securities
2)       Commercial Real Estate Loans
3)       Commercial Real Estate Equity

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans and equity provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions.

The Company's common stock, par value $0.001 per share ("Common Stock"), is traded on the New York Stock Exchange under the symbol "AHR". The Company's primary long-term objective is to distribute dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with over $453 billion of assets under management at December 31, 2005. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

Commercial Real Estate Securities

The following table indicates the amounts of each category of commercial real estate securities the Company owned at December 31, 2005. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.



                                                  Estimated                   Adjusted                     Loss
                                                    Fair         Dollar       Purchase       Dollar       Adjusted
              Assets               Par              Value        Price         Price*        Price        3 Yield
-------------------------------------------------------------------------------------------------------------------
Controlling Class CMBS              $674,850        $487,109       72.18        $451,539       66.91        9.17%
Investment Grade
   Commercial Real
   Estate Related
   Securities                      1,052,791       1,073,146      101.93       1,058,601      100.55        5.86%
CMBS interest only
   securities ("IOs")              3,505,646         103,363        2.95         103,120        2.94        6.58%
Other Below Investment
   Grade CMBS                        218,383         217,215       99.47         199,908       91.54        8.50%
Collateralized debt
   obligation ("CDO")
   investments                       321,585         124,550       38.73         112,577       35.01       17.29%
                                ----------------------------------------------------------------------------------
        Total                     $5,773,255      $2,005,383       34.74      $1,925,745       33.36         7.61%
                                ==================================================================================

* The adjusted purchase price represents the amortized cost of the Company's investments.

The Company's principal activity is to underwrite and acquire high yield CMBS that are rated below investment grade, most of which are held as collateral for the Company's high yield CDOs. The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate throughout the United States and Europe. The commercial real estate securing the first mortgages consist of income producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties, and hotels, among others. The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and a large interest rate increase if not paid off at the ten-year maturity. The loans are originated by various lenders and pooled together in trusts which issue securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trusts are rated by one or more nationally recognized credit rating organizations and are rated AAA down to CCC. The security that is affected first by loan losses is not rated. The principal amount of the pools of loans securing the CMBS securities varies.

The Company focuses on acquiring the securities rated below investment grade (BB+ or lower). The most subordinated CMBS classes are the first to absorb realized losses in the loan pools. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination. If a loss of face value, or par, is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing the cash flow entitlement. The majority owner of the first loss position has the right to influence the workout process and therefore designate the trust's special servicer. The Company will generally seek to influence the workout process in each of its CMBS transactions by purchasing the majority of the trust's non-rated securities and sequentially rated securities as high as BB+. Typically, the par amount of all securities that are rated below investment grade represents 2.75% - 6.0% of the par of the underlying loans of newly issued CMBS transactions. This is known as the subordination level because 2.75% - 6.0% of the loan balance is subordinated to the senior, investment grade rated securities.

The Company does not typically purchase a BB- or lower rated security unless the Company is involved in the new issue due diligence process and has a clear pari-passu alignment of interest with the special servicer, or we can appoint the special servicer. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having influence over the workout process. BB+ and BB rated CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

Owning commercial real estate loans in these forms allows the Company to earn its loss-adjusted returns over a period of time while achieving significant diversification across geographic areas and property types.

Controlling Class CMBS

At December 31, 2005, the Company owns 22 different trusts ("Controlling Class") where the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company influences the workout process on $29,668,349 of underlying loans. The total par amount owned of these subordinated Controlling Class securities is $674,850. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans. The special servicer on 18 of the 22 trusts is Midland Loan Services, Inc., the special servicer on two trusts is GMAC Commercial Mortgage Management, Inc., and the special servicer on the remaining two trusts is Lennar Partners, Inc. Midland Loan Services, Inc. is an affiliate of the Manager.

Each trust has a designated special servicer. Special servicers are responsible for carrying out loan loss mitigation strategies. In addition, a special servicer will advance funds to a trust to maintain principal and interest cash flows on the trust's securities provided it believes there is a significant probability of recovering those advances from the underlying borrowers. The special servicer is paid interest on advanced funds and a fee for its efforts in carrying out loss mitigation strategies.

Prior to acquiring Controlling Class securities, the Company performs a significant amount of due diligence on the underlying loans to ensure their risk profiles meet the Company's criteria. Loans that do not meet the Company's criteria are either removed from the pool or price adjustments occur. The debt service coverage and loan to value ratios are evaluated to determine if they are appropriate for each asset class.

As part of the underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 22 Controlling Class trusts, the Company estimates that specific losses totaling $478,168 related to principal of the underlying loans will not be recoverable, of which $171,233 is expected to occur over the next five years. The total loss estimate of $478,168 represents 1.45% of the total underlying loan pools. Additionally, the Company assumes a constant default rate of approximately ten to forty basis points with a 35% loss severity and a one year recovery period. These loss assumptions are used to compute a loss adjusted yield, which is then used to record income on the Company's consolidated financial statements. The weighted average loss adjusted yield for all subordinated Controlling Class securities at December 31, 2005 is 9.2%. For all Controlling Class securities with a rating of BB- and below, the weighted average loss adjusted yield is 9.9% at December 31, 2005. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write down of the adjusted purchase price or write up of loss adjusted yields of the security may be required. (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

Once acquired, the Company uses a performance monitoring system to track the credit experience of the mortgages in the pools securing both the Controlling Class and the other below investment grade CMBS. The Company receives remittance reports monthly from the trustees and monitors any delinquent loans or other issues that may affect the performance of the loans. The special servicer of a loan pool also assists in this process. The Company reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

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

Investment Grade CMBS

The Company also purchases investment grade commercial real estate related securities in the form of CMBS and unsecured debt of commercial real estate companies. The addition of these higher rated securities is intended to add greater stability to the long-term performance of the Company's portfolio as a whole and to provide greater diversification to optimize secured financing alternatives. The Company generally seeks to assemble a portfolio of high quality issues that will maintain consistent performance over the life of the security.

CMBS IOs

The Company also acquires CMBS IOs. These securities represent a portion of the interest coupons paid by the underlying loans. The Company views this portfolio as possessing attractive relative value versus other alternatives. These securities do not have significant prepayment risk because the underlying loans generally have prepayment restrictions. Furthermore, the credit risk is also mitigated because the IO represents a portion of all underlying loans, not solely the first loss.

Commercial Real Estate Loans

The Company's loan activity is focused on providing mezzanine capital to the commercial real estate industry. The Company targets real estate operators with strong track records and compelling business plans designed to enhance the value of their real estate. These loans generally are subordinated to a senior lender or first mortgage and are priced to reflect a higher return. The Company has significant experience in closing large, complex loan transactions and believes it can deliver a timely and competitive financing package.

The types of investments in this class include subordinated participations in first mortgages, loans secured by partnership interests, preferred equity interests in real estate limited partnerships and loans secured by second mortgages. The weighted average life of these investments is generally two to three years and the investments have fixed or floating rate coupons.

The Company performs significant due diligence before making investments to evaluate risks and opportunities in this sector. The Company generally focuses on strong sponsorship, attractive real estate fundamentals, and pricing and structural characteristics that provide significant influence over the underlying asset.

The following table summarizes the loan investments held by the Company at December 31, 2005 and 2004.


                                        # of Loans           Par at
                                      --------------------------------------
Type of           Underlying
Investment       Property Type         2005    2004      2005        2004
----------------------------------------------------------------------------

                Residential/Office
                Hotel/Retail
Subordinate     Communication
Mortgages       Tower                   9       8      $125,728     $87,273

                Residential/Office
Mezzanine       Hotel/Retail/
Loans           Storage                 7       9      $117,946    $164,294

                Residential/Office
                Hotel/Retail/
                Industrial/Other
Non-US Loans    Mixed-Use               4       1      $129,951     $21,119

                                      --------------------------------------

Total                                  20      18      $373,625    $272,686
                                      ======================================


Table continued--

                Book Value at
             ---------------------

Type of        2005       2004     Scheduled    Interest           Yield
Investment                         Maturity
-----------------------------------------------------------------------------


                                    2006 -
Subordinate   $117,952    $77,915   2018      6.7% - 11.0%    F   6.7% - 11.9%
Mortgages                                     7.4% - 9.1%     L   7.4% - 9.4%

                                    2006 -
Mezzanine     $117,903   $164,472   2015      9.1% - 17.0%    F   9.1% - 17.0%
Loana                                         8.9% - 13.4%    L   8.9% - 13.4%

Non-US Loans  $129,951    $21,119   2006-        8.10%        F      8.10%
                                    2012      6.5% - 10.6%    L   6.5% - 10.6%
             ---------------------

Total         $365,806   $263,506
             =====================

F - Fixed Rate; L - LIBOR-based floating rate


Since 2001, the Company's activity in this sector generally has been conducted through Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Capital Funds"), private commercial real estate income opportunity funds. The Company believes the use of the Carbon Capital Funds allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include its share of the net assets and income of the Carbon Capital Funds. At December 31, 2005, the Company owned approximately 20% of Carbon I as well as approximately 26% of Carbon II. The yield on the Company's investments in the Carbon Capital Funds was 22.1% for the year ended December 31, 2005. The Company's investments in the Carbon Capital Funds at December 31, 2005 were $59,646, as compared to $56,812 at December 31, 2004.

The following table summarizes the loan investments held by the Carbon Capital Funds at December 31, 2005 and 2004.


                                  # of Loans               Par at
                                                   -----------------------
Type of         Underlying
                 Property
Investment         Type         2005       2004        2005        2004
--------------------------------------------------------------------------

Senior
Mortgages       Office             1          -      $21,183         $-

Subordinate     Residential/
Mortgages       Office/Hotel/
                /Retail/Land      14        16       260,936      256,686

                Residential/
                Office/Hotel/
Mezzanine       Retail/
Loans           Storage           18        15       317,063      274,706
                             ---------------------------------------------

Total                             33        31      $599,182     $531,392
                             =============================================


[Table - continued]


                 Book Value at
              ---------------------
Type of         2005       2004      Scheduled      Interest            Yield
Investment                            Maturity
--------------------------------------------------------------------------------

Senior
Mortgages    $21,183         $-          2006         7.4%       L      7.4%

Subordinate
Mortgages    257,668    245,154   2006 - 2012    6.7% - 18.0%    F  8.0% - 11.6%
                                                 8.6% - 17.6%    L  7.4% - 25.9%


Mezzanine    282,227    273,754   2006 - 2012    6.4% - 22.0%    F  8.8% - 23.6%
Loans                                            8.9% - 18.4%    L  8.9% - 21.3%
            --------------------

Total       $561,078   $518,908
            ====================



F - Fixed Rate; L - LIBOR-based floating rate

Commercial Real Estate Equity

In December 2005, the Company invested an aggregate of $50,704 in the BlackRock Diamond Property Fund ("BlackRock Diamond"). BlackRock Diamond is a private real estate investment trust ("REIT") managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. BlackRock Diamond's investment objective is to seek current income and capital appreciation from a portfolio of equity real estate assets while preserving capital. The Company had a 27% ownership in BlackRock Diamond at December 31, 2005 and recorded $299 of income during the fourth quarter of 2005 with respect to this investment under the equity method. At December 31, 2005, the Company had $24,296 of remaining capital commitments to BlackRock Diamond which was called in February 2006. Additionally, during February 2006, the Company increased it capital commitments by an additional $25,000.

In March 2006, the Company purchased a multifamily property in Texas at a cost of $5,435.

Financing and Leverage

The Company has financed its assets with the net proceeds of its stock offerings, the issuance of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"), the issuance of preferred stock, long-term secured and unsecured borrowings, short-term borrowings under reverse repurchase agreements and the lines of credit discussed below. In the future, operations may be financed by offerings of equity securities, as well as unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits its recourse debt to equity ratio to a maximum of 3.0 to 1. The Company's recourse debt-to-equity ratio of 2.0 to 1 at December 31, 2005 was in compliance with the policy. The Company anticipates that it will maintain recourse debt-to-equity ratios between 1.0 to 1 and 3.0 to 1 in the foreseeable future, although this ratio may be higher or lower at any time. The Board of Directors may change the Company's indebtedness policy at any time.

Reverse Repurchase Agreements and Lines of Credit

The Company has entered into reverse repurchase agreements to finance its securities that are not financed under its lines of credit or CDOs. The reverse repurchase agreements collateralized by most of these securities bear interest at rates that historically have moved in close relationship to the London Interbank Offered Rate for U.S. dollar deposits ("LIBOR").

The Company has a $200,000 committed multicurrency credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility"), which matures on December 20, 2007. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments, and investments in real estate joint ventures. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR-based variable rate. At December 31, 2005 and 2004, the outstanding borrowings under this facility were $181,875 and $126,349, respectively. At December 31, 2005, $16,555 of the Company's $200,000 committed multicurrency credit facility with Deutsche Bank, AG was available for future borrowings.

On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate. At December 31, 2005 and 2004, respectively, outstanding borrowings under this facility were $75,000 and $24,527. At December 31, 2005, none of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available.

At December 31, 2005, the Company had outstanding borrowings of $27,800 under a $28,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

On February 17, 2006, the Company entered into a $200,000 committed multicurrency credit facility with Morgan Stanley Bank that matures on February 16, 2008. Extensions of credit under this facility will be secured by certain loans and securities. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on a book value of $305,000 in accordance with generally accepted accounting principles in the United States of America ("GAAP"), a maximum recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. At December 31, 2004, the Company received authorization from its lenders to permit debt to equity and debt service coverage ratios in excess of existing covenants. At December 31, 2005 and 2004, the Company was in compliance with all other covenants.

Under the lines of credit and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets could require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. The Company maintains adequate liquidity to meet such calls.

Long-Term Secured Borrowings

The Company finances the majority of its commercial real estate assets with match funded, secured term debt through CDO offerings. To accomplish this, the Company forms a special purpose entity ("SPE") and contributes a portfolio primarily consisting of below investment grade CMBS, investment grade CMBS, and unsecured debt of commercial real estate companies in exchange for the preferred equity interest in the SPE. With the exceptions of the Company's fourth and fifth CDOs ("CDO HY1" and "CDO HY2", respectively), these transactions are considered financings and the SPEs are fully consolidated on the Company's consolidated financial statements. The SPE then will issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio. The SPE will enter into an interest rate swap agreement to convert the floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio. The structure of the CDO debt also eliminates the mark to market requirement commonly associated with of other types of financing, thus eliminating the need to provide additional collateral if the value of the underlying portfolio declines. The debt issued by the SPE generally is rated AAA down to BB. Due to its preferred equity interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO. CDO debt is the Company's preferred capital structure to maximize returns on these types of portfolios on a non-recourse basis. Other forms of financing used for these types of assets include multi-year committed financing facilities and 30-day reverse repurchase agreements.

Further information with respect to the Company's collateralized borrowings at December 31, 2005 is summarized as follows:


                                               Reverse                 Commercial    Collateralized        Total
                                             Repurchase   Lines of      Mortgage          Debt         Collateralized
                                             Agreements    Credit      Loan Pools      Obligations       Borrowings
                                           ------------------------------------------------------------------------------
Commercial Real Estate Securities
  Outstanding Borrowings                      $567,519     $6,242              $-      $1,115,035*        $1,688,591
  Weighted average borrowing rate                4.53%      4.28%               -            5.86%             5.41%
  Weighted average remaining
  maturity                                     28 days   1.97 years             -       10.8 years        5.27 years
  Estimated fair value of assets
  pledged                                     $639,116     $8,530              $-       $1,227,222        $1,874,868

Residential Mortgage-Backed Securities
  Outstanding Borrowings                      $249,122         $-              $-               $-          $249,122
  Weighted average borrowing rate                4.34%          -               -                -             4.34%
  Weighted average remaining
  maturity                                     24 days          -               -                -           24 days
  Estimated fair value of assets
  pledged                                     $258,770         $-              $-               $-          $258,770

Commercial Mortgage Loan Pools
  Outstanding Borrowings                            $-       $722      $1,272,931               $-        $1,273,703
  Weighted average borrowing rate                    -      5.80%           3.97%                -             3.97%
  Weighted average remaining
  maturity                                           -    1.53 years   6.89 years                -        6.98 years
  Estimated fair value of assets
  pledged                                           $-     $1,285      $1,292,407               $-        $1,293,692

Commercial Real Estate Loans
  Outstanding Borrowings                            $-   $229,556              $-               $-          $229,556
  Weighted average borrowing rate                    -      5.29%               -                -             5.29%
  Weighted average remaining
  maturity                                           - 1.61 years               -                -        1.61 years
  Estimated fair value of assets
  pledged                                           $-   $337,447              $-               $-          $337,447



*$48,105 of the Company's CDO debt is the financing of CDO bonds that the Company has chosen not to sell and financed under its lines of credit.

Certain information with respect to the Company's collateralized borrowings at December 31, 2004 is summarized as follows:

                                               Reverse                 Commercial    Collateralized        Total
                                             Repurchase   Lines of      Mortgage          Debt         Collateralized
                                             Agreements    Credit      Loan Pools      Obligations       Borrowings
                                           ------------------------------------------------------------------------------

   Commercial Real Estate Securities
     Outstanding Borrowings                  $284,224       $5,798                $-      $1,083,471*        $1,373,493
     Weighted average borrowing rate            2.62%        3.76%                 -            6.04%             5.32%
     Weighted average remaining
     maturity                                 30 days     192 days                 -       8.06 years        6.38 years
     Estimated fair value of assets
     pledged                                 $339,073       $9,217                $-       $1,202,760        $1,551,050

   Residential Mortgage-Backed Securities
     Outstanding Borrowings                  $356,452            -                $-                -          $356,452
     Weighted average borrowing rate            2.36%            -                 -                -             2.36%
     Weighted average remaining
     maturity                                 23 days            -                 -                -           23 days
     Estimated fair value of assets                                                                 -
     pledged                                 $372,071            -                $-                           $372,071

   Commercial Mortgage Loan Pools
     Outstanding Borrowings                         -         $773        $1,294,058                -        $1,294,830
     Weighted average borrowing rate                -        3.61%             3.76%                -             3.76%
     Weighted average remaining                                                                     -
     maturity                                       -     189 days        7.09 years                         7.09 years
     Estimated fair value of assets                                                                 -
     pledged                                        -       $1,339        $1,312,045                         $1,313,384

   Commercial Real Estate Loans
     Outstanding Borrowings                         -     $141,601                 -                -          $141,601
     Weighted average borrowing rate                -        3.47%                 -                -             3.47%
     Weighted average remaining                     -                              -                -
     maturity                                             222 days                                             222 days
     Estimated fair value of assets                 -                              -                -
     pledged                                              $211,566                                             $211,566


*$15,504 of the Company's CDO debt is the financing of CDO bonds that the Company has chosen not to sell and financed under its lines of credit.

Unsecured Borrowings

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust ("Trust I"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in October 2010. Trust I issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust I to the Company for a purchase price of $2,380. The Company realized net proceeds from this offering of approximately $72,618.

On February 2, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust ("Trust II"). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.

On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust ("Trust III" and collectively with Trust I and Trust II, the "Trusts"). The trust preferred securities have a thirty-year term ending March 30, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

Equity Issuances

In 2005, the Company issued 1,725,000 shares of Common Stock in a follow-on offering at $11.59 per share. In 2004, the Company issued 2,415,000 shares of Common Stock in a follow-on offering at $11.50 per share. Additionally, for the years ended December 31, 2005 and 2004, respectively, the Company issued 1,318,568 and 1,084,619 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds under the Dividend Reinvestment Plan to the Company were approximately $14,327 and $12,691, respectively.

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. The Company will enter into these transactions only with counterparties with long-term debt rated A or better by at least one nationally recognized credit rating organization. The business failure of a counterparty with which the Company has entered into a hedging transaction most likely will result in a default, which may result in the loss of unrealized profits. Although the Company generally will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

The Company's hedging activities are intended to address both income and capital preservation. Income preservation refers to maintaining a stable spread between yields from mortgage assets and the Company's borrowing costs across a reasonable range of adverse interest rate environments. Capital preservation refers to maintaining a relatively steady level in the estimated fair value of the Company's capital across a reasonable range of adverse interest rate scenarios. However, no strategy can insulate the Company completely from changes in interest rates.

Interest rate hedging instruments at December 31, 2005 and 2004 consisted of the following:

                                                             At December 31, 2005
                              -----------------------------------------------------------------------------------
                                Notional Value     Estimated Fair    Unamortized Cost   Average Remaining Term
                                                        Value                                  (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $500,350            $6,234                 -                   8.42
CDO cash flow hedges                 701,603            10,616                 -                   7.51
Trading swaps                        133,000             4,032                 -                   6.83
CDO timing swaps                     223,445               (37)                -                   7.08
CDO LIBOR cap                         85,000             1,419             1,407                   7.40

                                                             At December 31, 2004
                              -----------------------------------------------------------------------------------
                                Notional Value     Estimated Fair    Unamortized Cost   Average Remaining Term
                                                        Value                                  (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $452,600              $253                 -                   5.44
CDO cash flow hedges                 718,120           (11,262)                -                   8.50
Trading swaps                         16,000                (5)                -                   1.94
CDO timing swaps                     223,445               145                 -                   8.08
CDO LIBOR cap                         85,000               694             1,407                   8.40


The counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Morgan Stanley Capital Services Capital, Inc. with ratings of AA-, A+, A+, AA-, and A+, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

Operating Policies


The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to ensure that the Company meets the requirements for qualification as a REIT under the United States Internal Revenue Code of 1986, as amended (the "Code") and is excluded from regulation as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT provisions of the Code. The Company regularly monitors purchases of mortgage assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act.

In order to maintain the Company's REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year. The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

The Company's unaffiliated directors review all transactions on a quarterly basis and ratify all transactions with the Manager and its affiliates. The unaffiliated directors rely substantially on information and analysis provided by the Manager to evaluate the Company's operating policies, compliance therewith, and other matters relating to the Company's investments.

Regulation

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive, and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests. Substantially all of the Company's interests in residential mortgage-backed securities ("RMBS") are Qualifying Interests.

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the Company can monitor the performance of the underlying mortgage loans through loan management, servicing rights and workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act. In such event, modification of the Company's business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of the Company's Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and mortgage-backed securities, which are Qualifying Interests and modification of the Company's business plan to register as an investment company could result in increased operating expenses and could entail reducing the Company's indebtedness, which also could require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

Management Agreement

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company's assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.38 per common share at December 31, 2005).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2007 at the Board's February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized the Company to seek shareholders' approval of a compensatory deferred stock plan.

During the third quarter of 2003, the Manager voluntarily reduced its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

The Manager primarily engages in four activities in its capacity as Manager on behalf of the Company: (i) acquiring and originating mortgage loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; (iii) surveillance and restructuring of real estate loans and (iv) capital management, structuring, analysis, capital raising, and investor relations activities. In conducting these activities, the Manager formulates operating strategies for the Company, arranges for the acquisition of assets by the Company, arranges for various types of financing and hedging strategies for the Company, monitors the performance of the Company's assets, and provides certain administrative and managerial services in connection with the operation of the Company. At all times, the Manager is subject to the direction and oversight of the Company's Board of Directors.

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

During 2000, the Company completed the acquisition of CORE Cap, Inc. The merger was a stock for stock acquisition where the Company issued 4,180,552 shares of its Common Stock and 2,261,000 shares of its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). At the time of the CORE Cap acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow for the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with the Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At December 31, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.

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

If in any taxable year the Company fails to qualify as a REIT and, as a result, incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the Company's REIT election.

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

In accordance with New York Stock Exchange ("NYSE") Rules, on June 23, 2005, the Company filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by the Company of the NYSE's corporate governance listing standards at the time of the certification.

ITEM 1A. RISK FACTORS

Risks

Risk is an inherent part of investing in high yielding commercial real estate debt and equity. Risk management is considered to be of paramount importance to the Company's day-to-day operations. Consequently, the Company devotes significant resources across all its operations to the identification, measurement, monitoring, management and analysis of risk.

Risks related to the Manager

     Conflicts of interest of the Manager may result in decisions that do not fully reflect stockholders' best interests.

     The Company and the Manager have common officers and directors, which may present conflicts of interest in the Company's dealings with the Manager and its affiliates, including the Company's purchase of assets originated by such affiliates. For example, the Company may purchase certain mortgage assets from PNC Bank, an affiliate of PNC Bancorp, Inc. which owned approximately 70% of the outstanding capital stock of the Manager's parent company, BlackRock, Inc. at December 31, 2005.

     The Manager and its employees may engage in other business activities that could reduce the time and effort spent on the management of the Company. The Manager also provides services to REITs not affiliated with the Company. As a result, there may be a conflict of interest between the operations of the Manager and its affiliates in the acquisition and disposition of mortgage assets. In addition, the Manager and its affiliates may from time to time purchase mortgage assets for their own account and may purchase or sell assets from or to the Company. For example, BlackRock Realty Advisors, Inc., a subsidiary of the Manager, provides real estate equity and other real estate related products and services in a variety of strategies to its institutional investor client base. In doing so, it purchases real estate on behalf of its clients that may underlie the real estate loans and securities the Company acquires, and consequently depending on the factual circumstances involved, there may be conflicts between the Company and those clients. Such conflicts may result in decisions and allocations of mortgage assets by the Manager, or decisions by the Manager's affiliates, that are not in the Company's best interests.

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

Risks related to the Company's business

     Interest rate fluctuations will affect the value of the Company's mortgage assets, net income and common stock.


     Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. Interest rate fluctuations can adversely affect the income and value of the Company's common stock in many ways and present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve, changing prepayment rates and margin calls.

     The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and borrowing costs. The Company funds a substantial portion of its assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. The Company anticipates that, in most cases, the income from its floating-rate assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company's net income. Increases in these rates tend to decrease the Company's net income and estimated fair value of the Company's net assets. Interest rate fluctuations that result in the Company's interest expense exceeding interest income would result in the Company incurring operating losses.

     The Company also invests in fixed-rate mortgage-backed securities. In a period of rising interest rates, the Company's interest payments could increase while the interest the Company earns on its fixed-rate mortgage-backed securities would not change. This would adversely affect the Company's profitability.

     The relationship between short-term and long-term interest rates often is referred to as the "yield curve." Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), the Company's borrowing costs may increase more rapidly than the interest income earned on the Company's assets. Because the Company's borrowings primarily will bear interest at short-term rates and the Company's assets primarily will bear interest at medium-term to long-term rates, a flattening of the yield curve tends to decrease the Company's net income and estimated fair value of the Company's net assets. Additionally, to the extent cash flows from long-term assets that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new assets and available borrowing rates may decline and also may tend to decrease the net income and estimated fair value of the Company's net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, the Company's borrowing costs may exceed the Company's interest income and operating losses could be incurred.

     A portion of the Company's mortgage assets are financed under 30-day repurchase agreements and committed borrowing facilities which are subject to mark-to-market risk. Such secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed.

     Interest rate caps on the Company's RMBS may adversely affect the Company's profitability.

     The Company's adjustable-rate RMBS typically are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. The Company's borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the Company could experience a decrease in net income or a net loss because the interest rates on its borrowings could increase without limitation while the interest rates on its adjustable-rate mortgage-backed securities would be limited by caps.

     The Company's assets include subordinated CMBS which are subordinate in right of payment to more senior securities.

     The Company's assets include a significant amount of subordinated CMBS, which are the most subordinate class of securities in a structure of securities secured by a pool of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. The Company may not recover the full amount or, in extreme cases, any of its initial investment in such subordinated interests. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior interests. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquidity of investment.

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

     The Company's ownership of non-investment grade commercial mortgage assets subjects the Company to an increased risk of loss which could adversely affect yields on the Company's investments.

     The Company acquires mortgage loans and non-investment grade mortgage-backed securities, which are subject to greater risk of credit loss on principal and non-payment of interest in contrast to investments in senior investment grade securities.

     The Company's commercial mortgage assets are subject to certain risks.

     The Company acquires, accumulates and securitizes mortgage assets as part of its investment strategy. While exposed to such mortgage assets, either as collateral for a real estate security or directly, the Company is subject to risks of borrower defaults, bankruptcies, fraud and special hazard losses that are not covered by standard hazard insurance. Insurance on owned real estate, mortgage loans and real estate securities collateral may not cover all losses.

     The Company's commercial mortgage loans are subject to certain risks.

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

     A substantial portion of the mortgage loans the Company acquires may contain limitations on the mortgagee's recourse against the borrower. In other cases, the mortgagee's recourse against the borrower is limited by applicable provisions of the laws of the jurisdictions in which the mortgaged properties are located or by the mortgagee's selection of remedies and the impact of those laws on that selection. In those cases, in the event of a borrower default, recourse may be limited to only the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan. As to those mortgage loans that provide for recourse against the borrower and their assets generally, such recourse may not provide a recovery in respect of a defaulted mortgage loan equal to the liquidation value of the mortgaged property securing that mortgage loan.

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

     Many of the Company's assets are relatively illiquid. In addition, certain of the mortgage-backed securities that the Company has acquired or will acquire will include interests that have not been registered under the relevant securities laws, resulting in a prohibition against transfer, sale, pledge or other disposition of those mortgage-backed securities except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. The Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited. The estimated fair value of any of the Company's assets could decrease in the future.

     The Company's hedging transactions can limit the Company's gains and increase the Company's exposure to losses.

     The Company uses hedging strategies that involve risk and that may not be successful in insulating the Company from exposure to changing interest and prepayment rates. A liquid secondary market may not exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

     The Company's non-U.S. investments are subject to currency rate exposure and the uncertainty of foreign laws and markets which could adversely affect the Company's income.

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

         If in any taxable year the Company fails to qualify as a REIT:

     o the Company would be subject to Federal and state income tax on its taxable income at regular corporate rates;
     o the Company would not be allowed to deduct distributions to stockholders in computing its taxable income; and
     o unless the Company were entitled to relief under the Code, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost qualification.

     If the Company fails to qualify as a REIT, the Company might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or distribution to the Company's stockholders would be reduced for each of the years involved.

     Qualification as a REIT involves the application of highly technical and complex provisions of the Code to the Company's operations and the determination of various factual matters and circumstances not entirely within the Company's control. There are only limited judicial or administrative interpretations of these provisions. Although the Company operates in a manner consistent with the REIT qualification rules, the Company may not remain so qualified.

     In addition, the rules dealing with Federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Department of the Treasury. Changes to the tax law could adversely affect the Company's stockholders.

     Increased competition in the marketplace may adversely affect the Company's ability to acquire assets.

     Because of increased competition in the marketplace, the Company may not be able to acquire mortgage-backed securities at favorable yields.

     Failure to maintain an exemption from the Investment Company Act would restrict the Company's operating flexibility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     The Company does not maintain an office. The Company owns a building in Texas as described in Item I Business. It does not pay rent and utilizes the offices of the Manager, located at 40 East 52nd Street, New York, New York 10022.


ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 2005 there were no pending legal proceedings of which the Company was a defendant or of which any of its property was subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                                       Dividends
2004                           High           Low        Last Sale     Declared
----                           ----           ---        ---------     --------

First Quarter.............    13.01          10.52         12.73          .28
Second Quarter............    13.00          10.51         11.98          .28
Third Quarter.............    12.14          10.50         11.12          .28
Fourth Quarter............    12.69          11.05         12.36          .28

2005
First Quarter.............    12.21          10.85         11.14          .28
Second Quarter............    12.40          10.50         11.85          .28
Third Quarter.............    12.19          11.33         11.58          .28
Fourth Quarter............    11.28          10.16         10.53          .28


On March 3, 2006, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $10.72. At March 3, 2006, there were approximately 1,143 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                                         Weighted
                                                                      Average
                                                  Shares          Exercise Price
                                              ----------------------------------

Outstanding at January 1, 2005                      1,417,851            $14.87
Granted                                                     -                 -
Exercised                                                   -                 -
Cancelled                                                   -                 -
                                              ----------------

Outstanding at December 31, 2005                    1,417,851            $14.87
                                              ================
Options exercisable at December 31, 2005            1,417,851 *          $14.87
                                              ================
*1,000 options expired in February 2006.

Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2005 were 774,502.

The Company made no purchases of equity securities in 2005.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data set forth below at and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item
1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                  For the Year ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                    2005           2004           2003            2002           2001
------------------------------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share data)
Operating Data:
Total income                                      $243,914       $203,866       $163,778        $162,445       $131,220
Interest expense                                   163,458        128,166         83,249          65,018         59,400
Other operating expenses                            19,181         12,383         11,707          14,850         12,736
Other gains (losses) (1)                             9,322        (20,125)       (77,464)        (28,949)          (910)
Cumulative transition adjustment (2)                     -              -              -           6,327         (1,903)
Net income (loss)                                   70,597         43,192         (8,642)         59,955         56,271
Net income (loss) available to common
stockholders                                        65,205         25,768        (16,386)         54,793         47,307

Per Share Data:
Net income (loss):
    Basic                                             1.20           0.50          (0.34)           1.18           1.41
    Diluted                                           1.20           0.50          (0.34)           1.18           1.35
Dividends declared per common share                   1.12           1.12           1.26            1.40           1.29

Balance Sheet Data:
Total assets                                     4,164,259      3,729,134      2,398,846       2,640,558      2,627,203
Total liabilities                                3,566,241      3,215,396      1,981,416       2,234,342      2,244,088
Total stockholders' equity                         598,018        513,738        417,430         406,216        383,115


(1) Other gains (losses) for the year ended December 31, 2005 of $9,322 consist primarily of a loss of $(5,088) related to impairments on assets and a gain of $16,543 related to securities available-for-sale. Other gains (losses) for the year ended December 31, 2004 of $(20,125) consist primarily of a gain of $17,544 related to securities available-for-sale, a loss of $(26,018) related to impairments on assets and a loss of $(11,464) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2003 of $(77,464) consist primarily of a loss of $(32,426) related to impairments on assets and a loss of $(38,206) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2002 of $(28,949) consist primarily of a loss of $(10,273) related to impairments on assets, a loss of $(29,255) related to securities held-for-trading, and a gain of $11,391 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2001 of $(910) consist primarily of a loss of $(5,702) related to impairments on assets, a loss of $(2,604) related to securities held-for-trading, and a gain of $7,401 related to the sale of securities available-for-sale.
(2) The cumulative transition adjustment represents the Company's adoption of SFAS No. 142 and SFAS No. 133 for the years ended December 31, 2002 and 2001, respectively.

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

The Company's common stock is traded on the New York Stock Exchange under the symbol "AHR". The Company's primary long-term objective is to distribute dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs.

The Company's principal focus is to invest in a diverse portfolio of primarily high yield commercial real estate loans and commercial mortgage-backed securities ("CMBS"). The CMBS that the Company purchases are fixed income instruments similar to bonds that carry an interest coupon and stated principal. The cash flow used to pay the interest and principal on the CMBS comes from a designated pool of first mortgage loans on commercial real estate (the "Underlying Loans"). Underlying Loans usually are originated by commercial banks or investment banks and are secured by a first mortgage on office buildings, retail centers, apartment buildings, hotels and other types of commercial real estate. A typical loan pool may contain several hundred loans with principal amounts of as little as $1,000 to over $100,000. The pooling concept permits significant geographic diversification. Converting loans into CMBS in this fashion allows investors to purchase these securities in global capital markets and to participate in the commercial real estate sector with significant diversification among property types, sizes and locations in one fixed income investment.

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

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower.) As the last to receive principal these CMBS are also the first to absorb any credit losses incurred in the Underlying Loan pool. The principal amount of these below investment grade classes generally represents 3.0-5.0% of the principal of the Underlying Loan pools. The investor that owns the lowest rated, or non-rated, CMBS class is designated as the controlling class representative for the underlying loan pool. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures of defaulted Underlying Loans. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class which is the first to absorb losses.

The Company's high yield commercial real estate loan strategy encompasses B notes (defined below) and mezzanine loans. B notes and mezzanine loans are based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In the case of B notes the principal amount of a single loan is separated into a senior interest ("A note") and a junior interest ("B note"). Prior to a borrower default, the A note and the B note receive principal and interest pari passu; however after a borrower default, the A note would receive its principal and interest first and the B note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B note holder generally has certain rights to influence workouts or foreclosures. The Company invests in B notes as they provide relatively high yields with a degree of influence over dispositions. Mezzanine loans are secured by ownership interests in an entity that owns real estate. These loans are generally subordinated to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $453 billion of assets under management at December 31, 2005. The Company believes that the trend toward highly structured investment products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with the Manager, the Company can source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

The table below is a summary of the Company's investments by asset class for the last five years:


                                                             Carrying Value at December 31,
                               2005                  2004                  2003                 2002                 2001
                           Amount       %        Amount       %        Amount      %       Amount        %      Amount       %
                      ------------------------------------------------------------------------------------------------------------
Commercial real
estate securities         $2,005,383   49.7%    $1,623,939   44.6%    $1,393,010  62.8%    $ 894,345    35.9%   $453,953    20.8%
Commercial mortgage
loan pools(1)              1,292,407    32.0     1,312,045    36.1             -      -            -        -          -        -
Commercial real
estate loans((2))            425,453    10.6       329,930     9.1        97,984    4.4       88,926      3.6    159,738      7.3
Commercial real
estate equity                 51,003     1.3             -       -             -      -            -        -          -        -
Residential
mortage-backed
securities ("RMBS")          259,026     6.4       372,071    10.2       726,717   32.8    1,506,450     60.5  1,570,009     71.9
                      ------------------------------------------------------------------------------------------------------------

Total                     $4,033,272   100.0%  $ 3,637,985   100.0%   $2,217,711  100.0%  $2,489,721   100.0% $2,183,700    100.0%
                      ============================================================================================================


     (1)   Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.

     (2)   Includes equity investments and real estate joint ventures.


Commercial Real Estate Securities Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities included in as well as outside of the Company's collateralized debt obligations ("CDOs") at December 31, 2005. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

                                                                               Adjusted                    Loss
                                                     Estimated       Dollar    Purchase       Dollar     Adjusted
                                          Par        Fair Value      Price       Price        Price        Yield
                               ----------------------------------------------------------------------------------
Investment grade CMBS                  $150,128       $151,889      101.17      $161,314      107.45       4.00%
Investment grade real estate
investment trust ("REIT") debt           23,000         21,828       94.90        22,828       99.25       5.49%
CMBS rated BB+ to B                     104,784         90,289       86.17        92,931       88.69       7.77%
CMBS rated B- or lower                  132,242         47,854       36.19        45,070       34.08       9.17%
CDO Investments                         321,585        124,549       38.73       112,577       35.01      17.29%
CMBS Interest Only securities
("IOs")                               3,505,646        103,363        2.95       103,120        2.94       6.58%
Multifamily agency securities           256,398        263,362      102.72       268,319      104.65       4.77%
                               ----------------------------------------------------------------------------------
Total commercial real estate          4,493,783        803,134       17.87       806,159       17.94       7.21%
securities outside CDOs
                               ----------------------------------------------------------------------------------

Investment grade CMBS                   375,502        377,291      100.48       354,561       94.42       7.37%
Investment grade REIT debt              223,445        233,939      104.70       226,583      101.40       6.15%
CMBS rated BB+ to B                     656,207        566,181       86.28       513,446       78.24       9.16%
Credit tenant lease                      24,317         24,837      102.14        24,995      102.79       5.68%
                               ----------------------------------------------------------------------------------
Total commercial real estate          1,279,472      1,202,248       93.96     1,119,585       87.50       7.91%
securities included in CDOs
                               ----------------------------------------------------------------------------------
Total commercial real estate
securities                           $5,773,255     $2,005,383       34.74    $1,925,744       33.34       7.61%
                               ==================================================================================



During the year ended December 31, 2005, the Company increased its commercial real estate securities portfolio by 23% from $1,628,519 to $2,005,383. This increase was primarily attributable to the purchase of multifamily agency securities, subordinated CMBS and investment grade CMBS that have an estimated fair value at December 31, 2005 of $247,820, $265,387 and $82,687,
respectively. The purchase of the aforementioned securities was offset by the sale of assets with an estimated fair value of $323,103 in CDO HY2. (See "Securitizations" below.)

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At December 31, 2004, over 86% of the estimated fair value of the Company's subordinated CMBS is match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II and III (as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company's CDO debt and collateral at December 31, 2005.


                  Collateral at December 31, 2005              Debt at December 31, 2005
            ------------------------------------------ ------------------------------------------
              Adjusted Purchase   Loss Adjusted Yield   Adjusted Issue Price   Weighted Average    Net Spread
                    Price                                                      Cost of Funds *
            -------------------------------------------------------------------------------------  -----------
 CDO I             $440,481                8.67%             $406,208                7.21%            1.47%
CDO II             326,757                 7.67%              292,807**              5.79%            1.88%
CDO III            377,812                 7.21%              369,915**              5.03%            2.18%
--------------------------------------------------------------------------------------------------------------
Total **        $1,145,050                 7.91%           $1,066,930                6.07%            1.84%


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

On March 30, 2004 the Company issued its third collateralized debt obligation ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. Included in CDO III was a $50,000 ramp facility that was fully utilized at December 31, 2004.

Securitizations

On July 26, 2005, the Company closed its fifth CDO ("CDO HY2") and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in December 2005, at which point CDO HY2 qualified as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140").

The Company received cash proceeds of $244,212 as well as all of the retained interests that had an estimated fair value of $105,025 at December 31, 2005. The transaction raised investable proceeds of $56,226. The following table summarizes the impact of this transaction on 2005 results:

Net realized gain related to sale of CDO HY2                         $16,523

Increase in accumulated other comprehensive income                     9,611
                                                               --------------
Total stockholders' equity impact                                    $26,134
                                                               ==============

On November 9, 2004, the Company closed its fourth collateralized debt obligation ("CDO HY1") secured by a portfolio of below investment grade CMBS with an average rating of CCC. The CMBS portfolio was carried at its estimated fair value of $109,933 on the Company's consolidated statement of financial condition based on price quotes received from third parties. The transaction was accounted for as a sale under SFAS No. 140. The Company received cash proceeds of $140,425 as well as all of the CDO HY1 preferred shares that had an estimated fair value of $15,885 at December 31, 2004. The transaction raised investable proceeds of $95,799. The following table summarizes the impact of this transaction on 2004 results:

Realized gain at closing of CDO HY1                                  $14,769
Realized gain from subsequent sale of A- tranche                       1,825
Increase in accumulated other comprehensive income                    29,782
                                                           ------------------
Total stockholders' equity impact                                    $46,376
                                                           ==================

Real Estate Credit Profile of Below Investment Grade CMBS

The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At December 31, 2005, the Company owns 22 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $29,668,349. At December 31, 2005, subordinated Controlling Class CMBS with a par of $674,850 were included on the Company's consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $713,442 were held as collateral for CDOs HY1 and HY2.

The Company's other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company's other below investment grade CMBS at December 31, 2005 was $218,383; the average credit protection, or subordination level, of this portfolio is 4.76%.

The Company's investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2005 is as follows:

                                                                                     Weighted
                                                        Adjusted                     Average
                             Estimated     Dollar       Purchase      Dollar      Subordination
                  Par        Fair Value     Price         Price        Price           Level
            -----------------------------------------------------------------------------------
BB+             $139,541      $131,676      94.36        $120,541      86.38             5.64%
BB                92,583        81,469      88.00          76,527      82.66             4.43%
BB-              110,514        92,116      83.35          85,829      77.66             4.15%
B+                79,564        56,651      71.20          52,828      66.40             2.60%
B                132,247        84,201      63.37          77,784      58.82             2.81%
B-                23,775        13,216      55.59          12,303      51.75             1.24%
NR                96,626        27,777      28.75          25,727      26.63               n/a
            -----------------------------------------------------------------------------------
Total           $674,850      $487,106      72.18        $451,539      66.91


The Company's investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2004 is as follows:


                                                                                     Weighted
                                                          Adjusted                    Average
                              Estimated    Dollar         Purchase      Dollar     Subordination
                    Par      Fair Value     Price           Price       Price          Level
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


During 2005, the par amount of the Company's Controlling Class CMBS was reduced by $15,600; of this amount, $8,529 of the par reductions were related to Controlling Class CMBS held in CDO HY1 and CDO HY2. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issue Task Force ("EITF") 99-20. Also during 2005, the loan pools were paid down by $734,330. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company follows a policy of assigning estimated losses to specific loans as well as adding a general loss assumption that is not loan specific. Overall the Company assumes that a total of 1.45% of the original loan balance will not be recoverable on specific loans. The general loss assumption varies by transactions but is in a range of ten to forty basis points per year of defaults with a 35% loss severity which takes one year to recover. These estimates were developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. All estimated workout expenses including special servicer fees are included in these assumptions. Actual results could differ materially from these estimated results. See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of how differences between estimated and actual losses could affect Company earnings.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, 2004, and 2005.
Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at December 31, 2005 are shown in the table below:

                    Underlying      Delinquencies     Lehman Brothers Conduit
Vintage Year        Collateral        Outstanding               Guide
----------------------------------------------------------------------------
   1998             $6,012,402             1.61%                     1.56%
   1999                644,329             0.42%                     1.89%
   2001                878,566             3.54%                     1.58%
   2002              1,148,668             0.69%                     0.88%
   2003              2,121,179             0.50%                     0.52%
   2004              6,683,358             0.63%                     0.24%
   2005             12,179,847             0.00%                     0.07%
            ----------------------------------------------------------------
   Total           $29,668,349             0.64%*                    0.56%*
* Weighted average based on current principal balance.

Delinquencies on the Company's CMBS collateral as a percent of principal are in line with expectations and are consistent with comparable data provided in the Lehman Brothers Conduit Guide. Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. At December 31, 2004, the Morgan Stanley index indicated that delinquencies on 286 securitizations were 1.74%, and at December 31, 2005, this same index indicated that delinquencies on 338 securitizations were 1.21%. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company at December 31, 2005 and 2004:

                                                2005                                          2004
                              ------------------------------------------------------------------------------------------
                                               Number of       % of                          Number of        % of
                                Principal        Loans      Collateral       Principal         Loans       Collateral
                              ------------------------------------------------------------------------------------------
Past due 30 days to 60 days       $50,751            7         0.17%            $20,288           10            0.11%
Past due 60 days to 90 days        37,155            5          0.13             67,902           12             0.37
Past due 90 days or more           79,758           20          0.27             93,453           17             0.50
Real Estate owned                  19,666            4          0.07              5,310            2             0.03
Foreclosure                         3,625            1          0.01                  -            -                -
                              ------------------------------------------------------------------------------------------
Total Delinquent                 $190,954           37         0.64%           $186,953           41            1.01%
                              ==========================================================================================

Total Collateral Balance      $29,668,349        3,596                      $18,580,729        2,864


Of the 37 delinquent loans at December 31, 2005, four loans were real estate owned and being marketed for sale, one loan was in foreclosure and the remaining 32 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.64%, which is consistent with industry averages. During 2005, the underlying collateral experienced early payoffs of $734,330 representing 2.48% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $15,194 were realized during year ended December 31, 2005. This brings cumulative realized losses to $90,170, which is 18.9% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

To the extent that realized losses differ from the Company's original loss estimates, it may be necessary to reduce or increase the projected yield on the applicable CMBS investment to better reflect such investment's expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields remain appropriate.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type at December 31, 2005 and for the two prior years are as follows:

                        12/31/05 Exposure          12/31/04 Exposure           12/31/03 Exposure
-------------------------------------------------------------------------------------------------------
                            Loan         % of                        % of                        % of
Property Type              Balance       Total        Loan Balance   Total     Loan Balance     Total
-------------------------------------------------------------------------------------------------------
Multifamily              $6,874,450      23.2%         $5,305,129   28.6%        $3,770,944      33.2%
Retail                    9,195,747       31.0          6,026,472    32.4         3,446,371       30.4
Office                    9,406,148       31.7          4,617,616    24.9         2,266,160       20.0
Lodging                   1,670,436        5.6            915,369     4.9           786,920        6.9
Industrial                2,060,953        7.0          1,272,583     6.8           713,942        6.3
Healthcare                  299,692        1.0            327,832     1.8           337,333        3.0
Other                       160,923        0.5            115,728     0.6            25,611        0.2
                   ------------------------------------------------------------------------------------
Total                   $29,668,349       100%        $18,580,729    100%       $11,347,281       100%
                   ====================================================================================

At December 31, 2005 and 2004, the mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties at the locations identified below:

                                 Percentage (1)
   ----------------------------------------------------
    Geographic Location       2005           2004
   ----------------------------------------------------
   California                 16.7%          13.7%
   Texas                       8.7           10.1
   New York                   14.5           11.7
   Florida                     8.1            8.4
   Other (2)                  52.0           56.1
                          -------------- --------------
   Total                     100.0%         100.0%
                          ============== ==============

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other individual category comprises more than 5% of the total.

At December 31, 2005, the estimated fair value of the Company's holdings of Controlling Class CMBS is $43,541 higher than the adjusted cost for these securities which consists of gross unrealized gains of $49,853 and gross unrealized losses of $6,312. The adjusted purchase price of the Company's Controlling Class CMBS portfolio at December 31, 2005 represents approximately 69% of its par amount. The estimated fair value of the Company's Controlling Class CMBS portfolio at December 31, 2005 represents approximately 75% of its par amount. As the portfolio matures, the Company expects to recoup the $6,312 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At December 31, 2005, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value will negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During 2005 the Company experienced ten rating upgrades on four of the Company's Controlling Class CMBS and no downgrades. Additionally, the Company experienced 35 upgrades and four downgrades related to non-Controlling Class commercial real estate securities during 2005.

The Company's income calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") for its CMBS securities is computed based upon a yield, which assumes credit losses would occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through December 31, 2005, the Company's GAAP income accrued on its CMBS assets was approximately $28,120 lower than the taxable income accrued on the CMBS assets.

Affect of Hurricanes on Below Investment Grade CMBS

During the third quarter of 2005, four properties which are security for mortgages in four separate Controlling Class CMBS transactions were severely damaged by Hurricane Katrina. The outstanding loan balances on these four properties is $21,995. Based on the Company's on-site review of the damage incurred and information available to date, the Company believes that three properties have adequate insurance coverage and the cash flows related to those Controlling Class CMBS transactions should not be adversely affected. As a result, the Company has not adjusted the carrying value or the loss adjusted yields for the Controlling Class CMBS transactions that include those three properties. The fourth property suffered significant damage, and the anticipated loss for this property has been adjusted. As more information about reconstruction costs is received, losses may be adjusted further.

In addition, the Company has concluded that no properties in its Controlling Class CMBS transactions were substantially affected by Hurricane Wilma.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2005, 2004, and 2003:


                                                    Loan Outstanding
                        -------------------------------------------------------------------------       Weighted Average
                           December 31, 2005        December 31, 2004        December 31, 2003               Coupon
-------------------------------------------------------------------------------------------------------------------------------
   Property Type              Amount        %          Amount         %        Amount         %       2005     2004     2003
-------------------------------------------------------------------------------------------------------------------------------

Office                       $94,432       25.8%       $88,311       33.5%     $50,410       81.7%     8.9%     9.2%     8.9%
Residential                   57,466       15.7         13,480        5.1           52         .1      8.6     12.2      3.8
Retail                        76,502       20.9         59,070       22.4            -          -      7.3      6.6        -
Hotel                         79,840       21.8        102,645       39.0       11,206       18.2      8.6      7.2      6.6
Storage                       32,913        9.0              -          -            -          -      9.1        -        -
Communication
Tower                         20,000        5.5              -          -            -          -      9.4        -        -
Industrial                     2,423        0.7              -          -            -          -      8.1        -        -
Other Mixed Use                2,230        0.6              -          -            -          -      8.1        -        -
                        ----------------------------------------------------------------------------------------------------
Total                       $365,806      100.0%      $263,506      100.0%     $61,668      100.0%     8.5%     8.0%     8.5%
                        ----------------------------------------------------------------------------------------------------


For the year ended December 31, 2005, the Company purchased $243,557 of commercial real estate loans. These acquisitions include commercial real estate loans denominated in British pounds of (pound)22,375 ($39,535) and loans denominated in Euros of (euro)70,124 ($83,586). The Company finances these loans by borrowing in the applicable currency and hedging the portion which is not financed. For the year ended December 31, 2005, the Company experienced repayments of $112,830 related to its commercial real estate loan portfolio.

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

The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with Emerging Issues Task Force ("EITF") Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). Accordingly, on a quarterly basis, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.

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

Variable interest entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities ("VIEs") in which the Company is the primary beneficiary under FASB Interpretation No. 46,

Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's expected losses and/or the majority of the expected returns. The Company has evaluated its investments for potential variable interests by evaluating the sufficiency of the entity's equity investment at risk to absorb losses. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans that are managed by the Manager. Management periodically must evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the opportunity funds.

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

Recent Accounting Pronouncements

Accounting Changes and Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company's consolidated financial statements.

Variable Interest Entities

In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5, Implicit Variable Interests Under FIN 46. FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a VIE or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 was the first reporting period beginning after March 31, 2005. The adoption of FSP FIN 46(R)-5 did not have a significant impact on the Company's consolidated financial statements.

Share Based Payment

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The Company will adopt SFAS No. 123R, as amended, effective January 1, 2006. The Company has determined that this statement will not impact the Company's consolidated financial statements, as there are no unvested options at December 31, 2005 and the Company already applies the fair value method to all newly-issued options.

Other-Than-Temporary-Impairments

In March 2004, the EITF reached a consensus on the Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF No. 03-1"). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued FSP EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF No. 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP does not have a material effect on the Company's consolidated financial statements.

Reverse Repurchase Agreements

The Company understands that the FASB is considering placing an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on our balance sheet and should instead be treating our net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At December 31, 2005, the Company has identified available-for-sale securities with a fair value of $59,292 which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $59,292.

Interest Income: The following tables set forth information regarding income from certain of the Company's interest-earning assets.

                                                                                              Variance
                                                                          -------------------------------------------------
                                        Years Ended December 31,               2005 vs. 2004            2004 vs. 2003
                                     2005          2004         2003       Variance        %        Variance        %
                                 ------------------------------------------------------------------------------ -----------
Commercial real estate
securities                           $142,634      $123,860      $98,113      $18,774       15.2%      $25,747       26.2%
Commercial mortgage loan pools
                                       54,025        39,672            -       14,353        36.2       39,672     n/a
Commercial real estate loans
                                       23,183        11,896        5,875       11,287        94.9        6,021       102.5
RMBS                                    9,849        18,901       54,504      (9,052)      (47.9)     (35,603)      (65.3)
Cash and cash equivalents
                                        2,077           638          964        1,439       225.5        (326)      (33.8)
                                 ------------- ------------- ------------ ------------ ----------- ------------ -----------
Total                                $231,768      $194,967     $159,456      $36,801       18.9%      $35,511       22.3%
                                 ============= ============= ============ ============ =========== ============ ===========

The following chart reconciles interest income and total income for the years ended December 31, 2005, 2004 and 2003.


                                                                                               Variance
                                                                            -----------------------------------------------
                                          Years Ended December 31,              2005 vs. 2004           2004 vs. 2003
                                      2005          2004          2003       Variance       %       Variance        %
                                   ------------ ------------- ------------- ------------ --------- ------------ -----------
Interest income                       $231,768      $194,967      $159,456      $36,801     18.9%      $35,511       22.3%
Earnings from real estate joint
ventures                                    59         1,097           955      (1,038)    (94.6)          142        14.9
Earnings from the equity
investments                             12,087         7,060         3,367        5,027      71.2        3,693       109.7
Other income
                                             -           742             -        (742)       n/a          742         n/a
                                   ------------ ------------- ------------- ------------ --------- ------------ -----------
Total Income                          $243,914      $203,866      $163,778      $40,048     19.6%      $40,088       24.5%
                                   ============ ============= ============= ============ ========= ============ ===========


For the year ended December 31, 2005 versus 2004, interest income increased $36,801, or 18.9%. For the year ended December 31, 2004 versus 2003, interest income increased $35,511, or 22.3%. The Company continued to increase its investments in commercial real estate assets, while RMBS investments declined as the Company completed the repositioning of its portfolio into commercial real estate assets. Commercial real estate securities and commercial real estate loans increased 23.1% and 30.8%, respectively, during 2005. Commercial real estate securities and commercial real estate loans increased 16.9% and 232.0%, respectively, during 2004. The consolidation of a VIE that included commercial mortgage loan pools contributed $14,353 to the increase during 2005 and $36,672 to the increase during 2004. The VIE was consolidated for twelve months of 2005 and for nine months of 2004 as the entity was acquired in April 2004.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.

                                                                                          Variance
                                                                     ---------------------------------------------------
                                    Years Ended December 31,              2005 vs. 2004             2004 vs. 2003
                                 2005         2004         2003       Variance        %        Variance         %
                             -------------------------------------------------------------------------------------------
Collateralized debt             $69,794      $58,986      $44,226      $10,808       18.3%      $14,760         33.4%
obligations
Commercial mortgage loan
pools*                           50,988       37,527            -       13,461       35.9%       37,527          n/a
Commercial real estate
securities                       17,107        7,398        4,341        9,709      131.2%        3,057         70.4%
Commercial real estate
loans                             5,907        1,790          526        4,117      230.0%        1,264        240.3%
RMBS                              9,821        7,016       16,072        2,805       40.0%       (9,056)       (56.3)%

Junior subordinated notes
- net                             1,543            -            -        1,543       n/a              -           n/a
Cash flow hedges                  7,110       14,434       18,790       (7,324)     (50.7)%      (4,356)       (23.2)%
Hedge ineffectiveness**           1,188        1,015         (706)         173       17.0%        1,721       (243.8)%

                             -------------------------------------------------------------------------------------------
Total Interest Expense         $163,458     $128,166      $83,249      $35,292       27.5%      $44,917         54.0%
                             ===========================================================================================

* Includes $124 and $119 of interest expense for the years ended December 31, 2005 and 2004, respectively, from short-term financings of securities related to the consolidation of commercial mortgage loan pools.
**See Note 15 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.

Interest expense increased $35,292, or 27.5%, from 2004 to 2005, as well as $44,917, or 54.0%, from 2003 to 2004. The consolidation of a VIE (see Note 5 of the consolidated financial statements) that included commercial mortgage loan pools contributed $13,461 to the 2005 increase and $37,527 to the 2004 increase. The VIE was consolidated for twelve months of 2005 and for nine months of 2004 as the entity was acquired in April 2004. The growth of the portfolio along with the increase in LIBOR over the year contributed to the majority of the increase in expense related to commercial real estate securities as well as commercial real estate loans. Hedging expense not related to CDOs decreased $7,324, or 50.7%, during 2005 and $4,356, or 23.2%, during 2004. The decrease is due to the removal of interest rate swaps upon the issuance of fixed rate liabilities in connection with CDOs HY1 and CDO HY2. The increase in interest expense related to CDOs of $10,808, or 18.3% during 2005 and $14,760, or 33.4%, during 2004, is primarily attributable to the issuance of CDO III and CDO HY2 which was accounted for as a secured financing from July 2005 through December 2006.

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

Net interest margin from the portfolio is annualized net interest income divided by the average estimated fair value of interest-earning assets. Net interest income is total interest income less interest expense related to collateralized borrowings. Net interest spread equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income divided by average amortized cost of interest earning assets. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

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

                                            For the Year Ended December 31,
                                           2005          2004           2003
                                       ------------- -------------- -----------
     Interest income                    $181,134       $159,036       $159,456
     Interest expense                    111,517        $88,942        $83,930
     Net interest margin                  2.98%          3.16%          3.08%
     Net interest spread                  2.29%          2.45%          2.68%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The table below summarized those expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

                                                                                             Variance
                                                                        ----------------------------------------------------
                                  For the Years ended December 31,          2005 vs. 2004               2004 vs. 2003
                                    2005         2004        2003       Variance          %          Variance         %
                                 -------------------------------------------------------------------------------- ----------
Management fee                       $10,974      $8,956      $9,411         $6,308        70.4%          $(455)     (4.8%)
Incentive fee                          4,290           -           -          4,290          n/a               -        n/a
General and administrative
expense                                3,917       3,427       2,296            490        14.3%           1,131      49.3%
Total other expenses                 $19,181     $12,383     $11,707         $6,798        54.9%            $676       5.8%


Commencing in March 2004, management fees are based on 2% of average quarterly stockholders' equity. The increase of $6,308, 70.4%, is primarily due to the increase in the Company's stockholders' equity. Additionally, during the 2003, the Manager voluntarily reduced its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively. The Manager earned an incentive fee of $4,290 in 2005 as the Company achieved the necessary performance goals specified in the Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the year ended December 31, 2005 is primarily attributable to costs associated with the Company's global expansion. General and administrative expense for the year ended December 31, 2004 rose primarily due to an increase in professional fees related to Sarbanes-Oxley Act compliance and legal fees in connection with the Company's claim for a supplemental fee on a repaid commercial mortgage loan.

Other Gains (Losses): During the years ended December 31, 2005, 2004 and 2003, respectively, the Company sold a portion of its securities available-for-sale resulting in realized gains (losses) of $16,543, $17,544 and $(6,832). The gain on sales of securities available-for-sale during 2004 and 2005, respectively, primarily are attributable to CDOs HY1 and HY2. The loss on securities held-for-trading of $1,999, $11,464 and $38,206 for the years ended December 31, 2005, 2004 and 2003, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and Agency securities, forward commitments to purchase or sell agency RMBS and hedges. The foreign currency loss of $134 and $187 for the years ended December 31, 2005 and 2004, respectively, relates to the Company's hedging of its net investment in commercial mortgage loans denominated in pounds sterling and euros. The losses on impairment of assets of $5,088, $26,018 and $32,426, for the years ended December 31, 2005, 2004 and 2003, respectively, were related to the impairment charges of Controlling Class CMBS and franchise loan backed securities under EITF 99-20. (See Note 3 of the consolidated financial statements.)

Results of Operations

Net income for the year ended December 31, 2005 was $70,597, or $1.20 per share (basic and diluted).
Net income for the year ended December 31, 2004 was $43,192, or $0.50 per share (basic and diluted).
Net loss for the year ended December 31, 2003 was $(8,642), or $(0.34) per share (basic and diluted).

Dividends Declared: During the year ended December 31, 2005, the Company declared dividends to stockholders totaling $61,168, or $1.12 per share, of which $45,394 was paid during the 2005 calendar year and $15,774 was paid on February 1, 2006. During the year ended December 31, 2004, the Company declared dividends to stockholders totaling $58,208, or $1.12 per share, of which $43,287 was paid during the year and $14,920 was paid on February 1, 2005. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at December 31, 2005 and December 31, 2004:

                                                            December                           December
                                                            31, 2005                           31, 2004
                                                           Estimated                          Estimated
                                                             Fair                               Fair
                Security Description                         Value          Percentage          Value        Percentage
  ----------------------------------------------------------------------------------------------------------------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                  $103,363            5.0%          $125,246             7.1%
  Investment grade CMBS                                      509,835            24.5           389,813             22.1
  Non-investment grade rated subordinated
  securities                                                 675,995            32.5           753,387             42.6
  Non-rated subordinated securities                           26,411             1.3             5,994              0.3
  Credit tenant lease                                         24,837             1.2            25,251              1.4
  Investment grade REIT debt                                 255,767            12.3           285,342             16.2
  Project loans                                              263,362            12.7            23,650              1.3
  CDO investments                                            124,549             6.0            19,837              1.1
                                                     -------------------------------------------------------------------
       Total CMBS                                          1,984,119            95.5         1,628,520             92.1
                                                     -------------------------------------------------------------------

  Single-family residential mortgage-backed
    securities:
  Agency adjustable rate securities                           76,491             3.7           112,139              6.4
  Residential CMOs                                               725             0.1             1,408              0.1
  Hybrid adjustable rate mortgages ("ARMs")                   15,601             0.7            25,606              1.5
                                                     -------------------------------------------------------------------
       Total RMBS                                             92,817             4.5           139,153              7.9
                                                     -------------------------------------------------------------------

                                                     -------------------------------------------------------------------
  Total securities available-for-sale                     $2,076,936          100.0%        $1,767,673           100.0%
                                                     ===================================================================

The decrease in RMBS is attributable to the Company's strategic reduction of the RMBS portfolio.

Borrowings: At December 31, 2005 and 2004, the Company's debt consisted of lines of credit, CDOs, trust preferred securities, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At December 31, 2005 and 2004, the Company obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the lines of credit and reverse repurchase agreements the lender retains the right to mark the underlying collateral to its estimated fair value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table sets forth information regarding the Company's borrowings:

                                                                          For the Year Ended
                                                                           December 31, 2005
                                                 ----------------------------------------------------------------------
                                                  December 31, 2005
                                                       Balance             Maximum                 Range of
                                                                           Balance                Maturities
                                                 ----------------------------------------------------------------------
CDO debt*                                                  $1,066,930       $1,306,963              5.9 to 8.1 years
Commercial mortgage loan pools                              1,278,908        1,294,058             3.0 to 13.0 years
Reverse repurchase agreements                                 816,641          888,712         16 days to 20.0 years
Lines of credit and term loan borrowings                      284,675          350,554         130 days to 2.0 years
Junior subordinated notes                                      77,380           77,380                  29.7 years**
                                                 ----------------------------------------------------------------------


                                                                              For the Year Ended
                                                                               December 31, 2004
                                                      --------------------------------------------------------------------
                                                       December 31, 2004
                                                            Balance              Maximum                Range of
                                                                                 Balance               Maturities
                                                      --------------------------------------------------------------------
CDO debt*                                                    $1,067,967        $1,068,210         6.9 to 9.1 years
Commercial mortgage loan pools                                1,294,058        $1,298,984         3.1 to 9.8 years
Reverse repurchase agreements                                   640,675         1,148,306            4 to 143 days
Lines of credit and term loan borrowings                        163,676           391,511          188 to 496 days
                                                      --------------------------------------------------------------------


* Disclosed as adjusted issue price. Total par of the Company's CDO debt at December 31, 2005 and 2004 was $1,079,463 and $1,081,418, respectively. ** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

Hedging Instruments: From time to time, the Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company's assets and the cost of borrowing.

Interest rate hedging instruments at December 31, 2005 and 2004 consisted of the following:

                                                             At December 31, 2005
                              -----------------------------------------------------------------------------------
                                                   Estimated Fair        Unamortized        Average Remaining
                                Notional Value          Value                Cost              Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $500,350            $6,234                 -                   8.42
CDO cash flow hedges                 701,603            10,616                 -                   7.51
Trading swaps                        133,000             4,032                 -                   6.83
CDO timing swaps                     223,445              (37)                 -                   7.08
CDO LIBOR cap                         85,000             1,419             1,407                   7.40

                                                             At December 31, 2004
                              -----------------------------------------------------------------------------------
                                                   Estimated Fair        Unamortized        Average Remaining
                                Notional Value          Value                Cost              Term (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $452,600              $253                 -                   5.44
CDO cash flow hedges                 718,120          (11,262)                 -                   8.50
Trading swaps                         16,000               (5)                 -                   1.94
CDO timing swaps                     223,445               145                 -                   8.08
CDO LIBOR cap                         85,000               694             1,407                   8.40

The counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Morgan Stanley Capital Services Capital, Inc. with ratings of AA-, A+, A+, AA-, and A+, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

Capital Resources and Liquidity

The Company requires capital to fund its investment activities and operating expenses. The Company has sufficient access to capital resources to fund its existing business plan. The Company's capital sources include cash flow from operations, borrowings under reverse repurchase agreements, lines of credit, CDOs, and the issuance of preferred and common equity securities.

The distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.

The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Reverse Repurchase Agreements and Lines of Credit

Reverse repurchase agreements are secured loans generally with a term of 30 days. The interest rate is based on 30-day LIBOR plus a spread that is determined based on the asset pledged as security. The terms include a daily mark to market provision that requires the posting of additional collateral if the value of the pledged asset declines. After the 30-day period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing generally is available only for more liquid securities. The interest rate charged on reverse repurchase agreements is usually the lowest relative to the alternatives due to the lower risk inherent in these transactions.

Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a mark to market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of the threshold amount. A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing. A committed facility provider generally is required to provide financing for the full term of the agreement, usually two to three years, rather than thirty days as generally used in the reverse repurchase market. This longer term makes the financing of less liquid assets viable.

CDOs

Issuance of secured term debt is generally done through a CDO offering. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. Asset cash flows generally are matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as "match funding" or "term financing" the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer; and therefore permanent reductions in value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

At December 31, 2005, the Company's collateralized borrowings had the following remaining maturities:

                                    Reverse                       Commercial                                 Total
                                  Repurchase       Lines of      Mortgage Loan     Collateralized       Collateralized
                                  Agreements        Credit           Pools       Debt Obligations*        Borrowings
                               ------------------------------------------------------------------------------------------
Within 30 days                        $796,365             $-               $-                  $-              $796,365
31 to 59 days                           20,276              -                -                   -                20,276
60 days to less than 1 year                  -        113,009                -                   -               113,009
1 year to 3 years                            -        171,666                -                   -               171,666
3 years to 5 years                           -              -                -                   -                     -
Over 5 years                                 -              -        1,272,931           1,066,930             2,339,861
                               ------------------------------------------------------------------------------------------
                                      $816,641       $284,675       $1,272,931          $1,066,930            $3,441,177
                               ==========================================================================================

* Comprised of $406,208 of CDO debt with a weighted average remaining maturity of 6.29 years at December 31, 2005 and $292,807 of CDO debt with a weighted average remaining maturity of 6.68 years at December 31, 2005, and $367,915 of CDO debt with a weighted average remaining maturity of 7.39 years at December 31, 2005.

Trust Preferred

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust ("Trust I"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in October 2010. Trust I issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust I to the Company for a purchase price of $2,380. The Company realized net proceeds from this offering of approximately $72,618.

On February 2, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust ("Trust II"). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.

On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust ("Trust III" and collectively with Trust I and Trust II, the "Trusts"). The trust preferred securities have a thirty-year term ending March 30, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

Equity Issuances

The Company may issue preferred stock from time to time as a source of long-term or permanent capital. Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion features. The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidity proceeds.

Another source of permanent capital is the issuance of common stock through a follow-on offering. This allows investors to purchase a large block of common stock in one transaction. A common stock issuance can be accretive to the Company's book value per share if the issue price per share exceeds the Company's book value per share. It also can be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company's existing assets. Furthermore, earnings accretion also can be achieved at reinvestment rates that are lower than the return on existing assets if common stock is issued at a premium to book value.

The Company continuously evaluates the market for follow-on Common Stock offerings as well as the available opportunities to deploy new capital on an accretive basis. In 2005, the Company issued 1,725,000 shares of Common Stock in a follow-on offering at $11.59 per share. In 2004, the Company issued 2,415,000 shares of Common Stock in a follow-on offering at $11.50 per share. Additionally, for the years ended December 31, 2005 and 2004, respectively, the Company issued 1,318,568 and 1,084,619 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $14,327 and $12,691, respectively.

Off Balance Sheet Arrangements

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FIN

46(R)-5 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

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

At December 31, 2005, the Company owned securities of 22 Controlling Class CMBS trusts with a par of $814,369. The total par amount of CMBS issued by the 22 trusts was $32,853,254. One of the Company's 22 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 5 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $565,231 and $479,636 at December 31, 2005 and 2004, respectively.

In addition, the Company has completed two securizations that qualify as QSPE's under SFAS No. 140. Through CDO HY1 and HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPE's, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company's total maximum exposure to loss as a result of its investment in CDOs HY1 and HY2 at December 31, 2005 and 2004, respectively, is $109,003 and 15,851.

At December 31, 2005, the Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities.

At December 31, 2005 and 2004, the Company's total maximum exposure to loss as a result of its investment in Leaf is $3,573 and $3,599, respectively.

Cash Flows

Cash provided by the Company's operating activities totaled $105,451, $125,756 and $554,031 for the years ended December 31, 2005, 2004 and 2003, respectively, primarily through net income, and sale of trading securities.

Net cash flow used in investing activities was $419,992, $95,022 and $222,023 for the years ended December 31, 2005, 2004 and 2003, respectively, primarily to purchase securities available for sale and to fund commercial mortgage loans, offset by sales of securities.

Net cash flow provided by (used in) financing activities was $329,420, $(27,784) and $(335,901) for the years ended December 31, 2005, 2004 and 2003 respectively, primarily due to borrowings and repayments under reverse repurchase agreements and credit facilities and dividends payments, offset by common stock issuances, and in 2004, collateralized debt obligations issuances. In addition, at the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") for $43,930. The Series B Preferred Stock was redeemed on May 6, 2004.

Transactions with Affiliates

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company's assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.38 per common share at December 31, 2005).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2007 at the Board's February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized the Company to seek shareholders' approval of a compensatory deferred stock plan.

The Company incurred $10,974, $8,956 and $9,411 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2005, 2004 and 2003, respectively. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $350, $120 and $66 for certain expenses incurred on behalf of the Company during 2005, 2004 and 2003, respectively.

During the third quarter of 2003, the Manager voluntarily reduced its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2005, 2004 and 2003, the Company paid administration fees of $209, $174 and $173, respectively, which are included in general and administrative expense on the accompanying statement of operations. No payments were made each of the three years in the period ended December 31, 2005.

The special servicer on 18 of the Company's 22 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. The Company's fees for Midland's services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At December 31, 2005, 67% of the commitment has been called and the Company owns approximately 27% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2005 was $51,004. During February 2006, the Company increased it capital commitments by an additional $25,000 and received an additional capital call of $24,296. The Company's unaffiliated directors approved this transaction in September 2006.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at December 31, 2005 was $18,458. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On December 31, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At December 31, 2005, the Company's investment in Carbon II was $41,188 and the Company's remaining commitment to Carbon II is $61,742. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At December 31, 2005, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 30-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 0.93 years based on net asset value at December 31, 2005. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $5,000.

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

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates at December 31, 2005. Actual results could differ significantly from these estimates.

                 Projected Percentage Change In
                       Earnings Per Share
                     Given LIBOR Movements
       Change in LIBOR,           Projected Change in
       +/- Basis Points            Earnings per Share
-------------------------------------------------------
             -200                         $0.04
             -100                         $0.02
             -50                          $0.01
            Base Case
             +50                        $(0.01)
             +100                       $(0.02)
             +200                       $(0.04)

The Company's GAAP book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from a pure economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At December 31, 2005, economic duration for the Company's entire portfolio was 2.45 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.5%. At December 31, 2005 the Company estimates its economic value, or net asset value of its common stock to be $513,226.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's common stock is as follows:

Duration - GAAP book value at December 31, 2005                7.4
Less:

           Duration contribution of CDO I liabilities                  (1.5)
           Duration contribution of CDO II liabilities                 (1.3)
           Duration contribution of CDO III liabilities                (1.3)
           Duration contribution of Series C Preferred Stock           (0.3)
           Duration contribution of Junior subordinated notes          (0.5)
Economic duration at December 31, 2005                                   2.5

The GAAP book value of the Company's common stock is $9.59 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 7.4%, or $44,000. As indicated above, approximately $5,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.13 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.40 to $0.60 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At December 31, 2005, securities with a total estimated fair value of $1,239,220 are collateralizing the CDO borrowings of $1,082,435; therefore, the Company's preferred equity interest in the three CDOs is $156,785 ($2.78 per share). The CDO borrowings are not marked to market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                PAGE

   Management's Responsibility for Financial Reporting ...........................................59

   Management's Report on Internal Control Over Financial Reporting...............................60

   Report of Independent Registered Public Accounting Firm........................................61

   Consolidated Financial Statements:

   Consolidated Statements of Financial Condition at December 31, 2005 and 2004...................64

   Consolidated Statements of Operations
   For the Years Ended December 31, 2005, 2004 and 2003...........................................65

   Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December 31 2005, 2004 and 2003............................................66

   Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2005, 2004 and 2003...........................................68

   Notes to Consolidated Financial Statements.....................................................70


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

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by the Manager's internal audit staff. The internal audit staff reports to the Audit Committee of the Manager's parrent, and, for Anthracite Capital-related matters, to the Company's Audit Committee. Internal auditors test the operation of the internal control system and report findings to the Manager, management as well as the Manager's and the Company's Audit Committees, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the internal control system. The Audit Committees, composed solely of outside directors, provide oversight to the financial reporting process.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, at December 31, 2005, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York

We have audited management's accompanying assessment, included in the December 31, 2005 Form 10-K of Anthracite Capital, Inc. and subsidiaries (the "Company") under the heading Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting at December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting at December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition at December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/
Deloitte & Touche LLP
New York, New York

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") at December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting at December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2006


                            Anthracite Capital, Inc.
                 Consolidated Statements of Financial Condition
                     (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------


                                                                        December 31, 2005              December 31, 2004
                                                                        -----------------              -----------------

ASSETS
Cash and cash equivalents                                                              $40,556                           $23,755
Restricted cash equivalents                                                              1,246                            19,680
Securities available-for-sale, at fair value
     CMBS                                                              $826,955                        $779,218
     Investment grade CMBS                                            1,157,164                         849,302
     RMBS                                                                92,817                         139,153
                                                                   -------------               -----------------
Total securities available-for-sale                                                  2,076,936                         1,767,673
Commercial mortgage loan pools, at amortized cost                                    1,292,407                         1,312,045
Securities held-for-trading, at estimated fair value
     CMBS                                                                21,264
     RMBS                                                               166,209                         232,918
                                                                   -------------               -----------------
Total securities held-for-trading                                                      187,473                           232,918
Commercial mortgage loans, net                                                         365,806                           263,506
Equity investments                                                                     110,650                            56,812
Investments in real estate joint ventures                                                    -                             5,031
Other assets                                                                            89,185                            47,714
                                                                                ---------------                    --------------
     Total Assets                                                                   $4,164,259                        $3,729,134
                                                                                ===============                    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    CDOs                                                             $1,066,930                      $1,067,967
    Secured by pledge of subordinated CMBS                               83,213                          29,358
    Secured by pledge of other securities available-for-sale            606,209                         408,832
    Secured by pledge of commercial mortgage loan pools               1,278,908                       1,294,830
    Secured by pledge of securities held-for-trading                    176,361                         223,788
    Secured by pledge of commercial mortgage loans                      229,556                         141,601
    Junior subordinated notes to subsidiary trust issuing
         preferred Securities                                            77,380                               -
                                                                   -------------                  -------------
Total borrowings                                                                    $3,518,557                        $3,166,376
Distributions payable                                                                   16,673                            15,819
Other liabilities                                                                       31,011                            33,201
                                                                                ---------------                    --------------
     Total Liabilities                                                              $3,566,241                        $3,215,396
                                                                                --------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares
authorized;
   56,339 shares issued and outstanding in 2005;
   53,289 shares issued and outstanding in 2004                                             56                                53
9.375% Series C Preferred stock, liquidation preference $57,500                         55,435                            55,435
Additional paid-in capital                                                             612,368                           578,919
Distributions in excess of earnings                                                  (130,038)                         (134,075)
Accumulated other comprehensive income                                                  60,197                            13,406
                                                                                ---------------                 -----------------
      Total Stockholders' Equity                                                       598,018                           513,738
                                                                                ---------------                 -----------------
      Total Liabilities and Stockholders' Equity                                    $4,164,259                        $3,729,134
                                                                                ===============                 =================

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except per share data)


                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                          2005                 2004                2003
                                                                          ----                 ----                ----
Income:
Interest from securities available-for-sale                           $141,113             $131,342            $120,430
Interest from commercial mortgage loans                                 23,183               11,896               5,875
Interest from commercial mortgage loan pools                            54,025               39,672                   -
Interest from securities held-for-trading                               11,370               11,419              32,187
Earnings from equity investments                                        12,087                7,060               3,367
Earnings from real estate joint ventures                                    59                1,097                 955
Interest from cash and cash equivalents                                  2,077                  638                 964
Other income                                                                 -                  742                   -
                                                                    ----------           ----------            ---------
         Total income                                                  243,914              203,866             163,778
                                                                    ----------           ----------            ---------

Expenses:
Interest                                                               156,865              124,289              76,093
Interest - securities held-for-trading                                   6,593                3,877               7,156
Management and incentive fee                                            15,264                8,956               9,411
General and administrative expense                                       3,917                3,427               2,296
                                                                    ----------           ----------            ---------
        Total expenses                                                 182,639              140,549              94,956
                                                                    ----------           ----------            ---------

Other gains (losses):
Sale of securities available-for-sale                                   16,543               17,544             (6,832)
Securities held-for-trading                                            (1,999)             (11,464)            (38,206)
Foreign currency loss                                                    (134)                (187)                   -
Loss on impairment of assets                                           (5,088)             (26,018)            (32,426)
                                                                    ----------           ----------            ---------
        Total other gains (losses)                                       9,322             (20,125)            (77,464)
                                                                    ----------           ----------            ---------

Net income (loss)                                                       70,597               43,192             (8,642)
                                                                    ----------           ----------            ---------

Dividends on Preferred Stock                                             5,392                6,916               7,744
Cost to retire preferred stock in excess of carrying                         -               10,508
value                                                                                                            -
                                                                    ----------           ----------            ---------
                                                                                                                 -
Net income (loss) available to Common Stockholders                     $65,205              $25,768            $(16,386)
                                                                    ==========           ==========            =========

Net income (loss) per common share, basic                                $1.20                $0.50              $(0.34)

Net income (loss) per common share, diluted                              $1.20                $0.50              $(0.34)

Weighted average number of shares outstanding:
   Basic                                                                54,144               51,767              48,246
   Diluted                                                              54,153               51,776              48,246

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003 (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                Series     Series                              Accumulated               Total
                                      Common      B          C        Additional Distributions     Other      Compre-   Stock-
                                      Stock,   Preferred  Preferred    Paid-In    In Excess    Comprehensive  hensive   holders'
                                     Par Value   Stock      Stock      Capital   Of Earnings   Income (Loss)  Income    Equity

Balance at January 1, 2003               $47    $36,379              $515,180    $(24,161)     $(121,229)             $406,216
Net Loss                                                                           (8,642)                   $(8,642)   (8,642)
Unrealized gain on cash flow hedges                                                               12,474      12,474    12,474
Reclassification adjustments from
cash flow hedges included in net loss                                                              7,704       7,704     7,704
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                                    (5,132)     (5,132)   (5,132)
                                                                                                           ---------
Other comprehensive income                                                                                    15,046
                                                                                                           ---------
Comprehensive income                                                                                         $ 6,404
                                                                                                           =========
Dividends declared-common stock                                                   (61,088)                             (61,088)
Dividends on preferred stock                                                       (7,744)                              (7,744)
Issuance of common stock                   2                           22,079                                           22,081
Issuance of Series C preferred stock                      $55,435                                                       55,435
Redemption of Series B preferred
stock                                            (2,948)                 (926)                                          (3,874)

                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2003              49     33,431    55,435     536,333    (101,635)      (106,183)              417,430
Net Income                                                                         43,192                    $43,192    43,192
Unrealized gain on cash flow hedges                                                                1,078       1,078     1,078
Reclassification adjustments from
cash flow hedges included in net
income                                                                                             6,133       6,133     6,133
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment                                                                   112,378     112,378   112,378
                                                                                                          ----------
Other comprehensive income                                                                                   119,589
                                                                                                          ----------
Comprehensive income                                                                                      $  162,781
                                                                                                          ==========
Dividends declared-common stock                                                   (58,208)                             (58,208)
Dividends on preferred stock                                                       (6,916)                              (6,916)
Issuance of common stock                   4                           42,577                                           42,581
Conversion of Series B preferred
stock to common stock                                (9)                    9                                                -
Redemption of Series B preferred
stock                                           (33,422)                          (10,508)                             (43,930)

                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2004               53         -    55,435     578,919    (134,075)        13,406               513,738
Net Income                                                                         70,597                    $70,597    70,597
Unrealized gain on cash flow hedges                                                               26,626      26,626    26,626
Reclassification adjustments from
cash flow hedges included in net
income                                                                                             6,129       6,129     6,129
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment                                                                    14,036      14,036    14,036
                                                                                                           ---------
Other comprehensive income                                                                                    46,791
                                                                                                           ---------
Comprehensive income                                                                                        $117,388
                                                                                                           =========
Dividends declared-common stock                                                   (61,168)                             (61,168)
Dividends on preferred stock                                                       (5,392)                              (5,392)
Issuance of common stock                     3                         33,449                                           33,452

                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2005               $56       $-   $55,435    $612,368   $(130,038)       $60,197               $598,018
                                     ---------------------------------------------------------------------------------------------



Disclosure of reclassification adjustment:                     Years ended December 31,
                                                    -----------------------------------------------
                                                         2005            2004           2003
                                                    -----------------------------------------------
Unrealized holding gain (loss) on                       (2,507)         94,834          1,700
   securities available-for-sale
Reclassification for realized
   gains previously recorded
   as unrealized                                        16,543          17,544         (6,832)
                                                    -----------------------------------------------
                                                        14,036         112,378         (5,132)
                                                    ===============================================

The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)

                                                                                            Years Ended December 31,
                                                                                            ------------------------
                                                                                         2005         2004         2003
                                                                                    --------------------------------------

Cash flows from operating activities:

     Net income (loss)                                                                  $70,597      $43,192    $ (8,642)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Decrease in trading securities                                                   43,447       69,345     502,577
        Net (gain) loss on sale of securities                                           (14,544)      (6,080)     45,038
        Earnings from subsidiary trust                                                      (47)           -           -
        Distributions from subsidiary trust                                                  45            -           -
        Earnings from equity investments and real estate joint ventures                 (12,146)      (8,157)     (4,322)
        Distributions of earnings from equity investments and real
          estate joint ventures                                                           8,483        9,290       2,907
        Amortization of collateralized debt obligation issuance costs                     2,214        2,083       1,607
        Amortization of junior subordinated note issuance costs                              34            -           -
        Premium amortization (discount accretion), net                                    5,426       (3,202)     (1,562)
        Loss on impairment of assets                                                      5,088       26,018      32,426
        Unrealized net foreign currency loss                                                632            6           -
        (Increase) decrease in other assets                                              (2,359)       4,103         253
        Increase (decrease) in other liabilities                                            503      (10,842)     (16,251)
                                                                                    ----------------------------------------
Net cash provided by operating activities                                               107,373      125,756      554,031
                                                                                    ----------------------------------------
Cash flows from investing activities:

        Purchase of securities available-for-sale                                      (517,022)    (411,920)  (2,043,765)
        Proceeds from sale of securities available-for-sale                             172,737      486,942    1,466,552
        Principal payments received on securities available-for-sale                     53,779       79,157      299,858
        Purchase of securities related to consolidated variable interest entity               -      (22,669)           -
        Sale of securities related to consolidated variable interest entity                   -        5,847            -
        Repayments received from commercial mortgage loan pools                           7,876        4,829            -
        Funding of commercial mortgage loans                                           (243,557)    (226,997)     (18,520)
        Repayments received from commercial mortgage loans                              112,830       23,285       13,851
        Sale of commercial mortgage loans                                                20,072            -            -
        Decrease (increase) in restricted cash equivalents                               18,434       (6,835)      71,640
        Return of capital from equity investments and joint ventures                     26,868        9,510          442
        Investment in equity investments                                                (72,009)     (36,171)     (12,081)
                                                                                    ----------------------------------------
Net cash used in investing activities                                                  (419,992)     (95,022)    (222,023)
                                                                                    ----------------------------------------

Cash flows from financing activities:

        Net increase (decrease) in borrowings under reverse repurchase
          agreements and credit facilities                                              293,683     (334,219)    (338,500)
        Repayments of borrowings secured by commercial mortgage loan pools               (2,672)      (4,829)           -
        Issuance of collateralized debt obligations                                           -      385,579            -
        Repayments of collateralized debt obligations                                    (1,955)      (3,440)        (371)
        Issuance costs for collateralized debt obligations                                    -       (5,472)           -
        Issuance of junior subordinated notes to subsidiary trust                        75,000            -            -
        Issuance costs of junior subordinated notes                                      (2,382)           -            -
        Proceeds from issuance of Series C preferred stock, net of offering costs             -            -       55,435
        Redemption of Series B preferred stock                                                -      (43,930)      (3,874)
        Dividends paid on preferred stock                                                (5,392)      (6,916)      (6,846)
        Proceeds from issuance of common stock, net of offering costs                    33,452       42,581       22,081
        Dividends paid on common stock                                                  (60,314)     (57,138)     (63,826)
                                                                                    ----------------------------------------
Net cash provided by (used in) financing activities                                     329,420      (27,784)    (335,901)
                                                                                    ----------------------------------------

Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands) (Continued)

                                                                                              Years Ended December 31,
                                                                                    ----------------------------------------
                                                                                            2005         2004        2003
                                                                                    ----------------------------------------
Net increase (decrease) in cash and cash equivalents                                       16,801        2,950      (3,893)

Cash and cash equivalents, beginning of year                                               23,755       20,805      24,698
                                                                                    ----------------------------------------
Cash and cash equivalents, end of year                                               $     40,556     $ 23,755    $ 20,805
                                                                                    =============     ========     =========


                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                         2005         2004           2003
                                                                                     ------------- ------------ ------------
Supplemental disclosure of cash flow information:
    Interest paid                                                                    $    105,615     $   89,733    $ 83,159
                                                                                     =======================================
    Investments sold not settled                                                     $          -     $        -    $ 99,056
                                                                                     =======================================

Supplemental disclosure of non-cash investing and financing activities:
    Securitizations:
        Available-for-sale securities retained                                       $     75,844     $        -    $      -
                                                                                     ========================================
        Residual interests                                                           $     20,317     $   16,956    $      -
                                                                                     ========================================
Investment in subsidiary trust                                                       $      2,380     $        -    $      -
                                                                                     ========================================
Consolidated variable interest entity:
        Carrying value of assets acquired                                            $          -     $1,329,777    $      -
                                                                                     ========================================
        Liabilities assumed                                                          $          -     $1,306,724    $      -
                                                                                     ========================================



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

A summary of the Company's significant accounting policies follows:

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated statements of financial condition and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of the Company's securities and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries, and those VIEs in which the Company is the primary beneficiary under FIN 46R. All significant inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FIN 46(R) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R) as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

At December 31, 2005, the Company owned securities of 22 Controlling Class CMBS trusts with a par of $814,369. However, portions of the non-rated securities of 17 of the 22 Controlling Class CMBS transactions are included in CDO HY1 and CDO HY2 which reduces the Company's exposure to the credit risk in these transactions. The total par amount of CMBS issued by the 22 trusts was $32,853,254. One of the Company's 22 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 5 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $565,231 and $479,636 at December 31, 2005 and 2004, respectively.

In addition, the Company has completed two securizations that qualify as QSPE's under SFAS No. 140. Through CDO HY1 and HY2 the Company issued non-recourse liabilities primarily secured by non-investment grade commercial real estate assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPE's, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company's total maximum exposure to loss as a result of its investment in CDOs HY1 and HY2 at December 31, 2005 and 2004, respectively, is $109,003 and $15,851.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions, to which the Company is exposed to credit risk.

Deferred Financing Costs

Deferred financing costs, which are included in other assets on the Company's consolidated statements of financial condition, includes issuance costs related to the Company's debt. These costs are amortized by applying the effective interest rate method and the amortization is reflected in interest expense.

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

Revenue Recognition

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, by applying the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated and amounts actually received plus anticipated future prepayments and credit losses.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, by applying the market yield used in establishing the write-down.

Securities Held-for-Trading

Securities held-for-trading are carried at estimated fair value with net realized and unrealized gains or losses included in the consolidated statements of operations.

Short Sales

As part of its short-term trading strategies, the Company may sell securities that it does not own ("short sales"). To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The broker retains the proceeds received by the Company from the short sale until the Company replaces the borrowed securities, generally within a period of less than one month. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under short sales is recorded at fair value, with unrealized gains or losses included in net gain or loss on securities held-for-trading in the consolidated statement of operations.

Any broker that holds a deposit as collateral for securities borrowed exposes the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by any broker.

Forward Commitments - Trading

As part of its short-term trading strategies, the Company may enter into forward commitments to purchase or sell U.S. Treasury securities or securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA") (collectively "Agency Securities"), which obligate the Company to purchase or sell such securities at a specified date at a specified price. When the Company enters into such a forward commitment, it will, generally within sixty days or less, enter into a matching forward commitment with the same or a different counterparty which entitles the Company to sell (in instances where the original transaction was a commitment to purchase) or purchase (in instances where the original transaction was a commitment to sell) the same or similar securities on or about the same specified date as the original forward commitment. Any difference between the specified price of the original and matching forward commitments will result in a gain or loss to the Company. Changes in the fair value of open commitments are recognized on the consolidated statement of financial condition and included in other assets (if there is an unrealized gain) or in other liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net gain or loss on securities held-for-trading in the consolidated statement of operations.

The Company is exposed to interest rate risk on these commitments, as well as to credit loss in the event of nonperformance by any other party to the Company's forward commitments. However, the Company does not anticipate nonperformance by any counterparty.

Financial Futures Contracts - Trading

As part of its short-term trading strategies, the Company may enter into financial futures contracts, which are agreements between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period that the futures contract is open, changes in the value of the contract are recognized as gains or losses on securities held-for-trading by "marking-to-market" on a daily basis to reflect the estimated fair value of the contract at the end of each day's trading. Variation margin payments are received or made, depending upon whether gains or losses are incurred.

Securitizations

When the Company sells assets in securitizations, it can retain certain tranches which are considered retained interests in the securitization. Gain or loss on the sale of assets depends in part on the previous carrying amount of the financial assets securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of securitization. To obtain fair values, quoted market prices are used. Gain or loss on securitizations of financial assets is reported as a component of sale of securities available-for-sale on the consolidated statement of operations. Retained interests are carried at estimated fair value on the consolidated statement of financial condition. Adjustments to estimated fair value for retained interests classified as securities available-for-sale are included in accumulated other comprehensive income on the consolidated statement of financial condition.

Commercial Mortgage Loans and Loan Pools

The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, commercial mortgage loans and loan pools are classified as long term investments because the Company has the ability and the intent to hold these loans to maturity. Loans are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income and application fee income, net of direct costs, associated with originating or purchasing commercial mortgage loans are deferred and included in the basis of the loans on the consolidated statements of financial condition. The net fees are amortized over the life of the loans using the effective interest method. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Equity Investments and Real Estate Joint Ventures


For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The Company recognizes its share of each investee's income or loss, and reduces its investment balance by distributions received. The Company owns an equity method investment in a privately held REIT that maintains its financial records on a fair value basis. The Company has retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income in stockholders' equity. The estimated fair value of all swaps is included in other assets (if there is an unrealized gain) or in other liabilities (if there is an unrealized loss). Changes in fair value are included as a component of accumulated other comprehensive income in stockholders' equity, to the extent effective, and are collateralized with cash or cash equivalents and recorded in the consolidated statements of financial condition as restricted cash. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred and amortized over the shorter of the remaining term of the original swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to securities held-for-trading in other gain (loss) on the accompanying consolidated statement of operations. During the term of the interest rate swap agreement, changes in fair value are recognized in the consolidated statements of operations and included in other assets (if there is an unrealized gain) or in other liabilities (if there is an unrealized loss). Changes in fair value are collateralized with cash or cash equivalents and are recorded in the consolidated statements of financial condition as restricted cash. A corresponding amount is included as loss on securities held for trading in the consolidated statement of operations.

Gains and losses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss in the consolidated statement of operations. During the term of the forward currency exchange contracts, changes in fair value are recognized in the consolidated statement of financial condition and included in other assets (if there is an unrealized gain) or in other liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss in the consolidated statement of operations.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. All awards under the Company's stock-based compensation plans were fully vested at January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is the same as that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123 (R).

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. At December 31, 2005, the Company had a Federal capital loss carryover of approximately $60,500 available to offset future capital gains.

Recent Accounting Pronouncements

Accounting Changes and Corrections

In June 2005, the FASB issued SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company's consolidated financial statements.

Variable Interest Entities

In March 2005, the FASB issued FSP FIN 46(R)-5, Implicit Variable Interests under FIN 46. FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a VIE or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 was the first reporting period beginning after March 31, 2005. The adoption of FSP FIN 46(R)-5 did not have an impact on the Company's consolidated financial statements.

Share Based Payment

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The Company adopted SFAS No. 123R, as amended, effective January 1, 2006 with no impact to the consolidated financial statements as there are no unvested options as of December 31, 2005 and the Company applied the fair value method to all options issued after January 1, 2003.

Other-Than-Temporary-Impairments

In March 2004, the EITF reached a consensus on EITF No. 03-1. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued FSP EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF No. 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP does not have a material effect on the Company's consolidated financial statements.

Reverse Repurchase Agreements

The Company understands that the FASB is considering placing an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on our balance sheet and should instead be treating our net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At December 31, 2005, the Company has identified available-for-sale securities with a fair value of $59,292 which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $59,292.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year's presentation.


Note 2        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2005 are summarized as follows:

                                                                                  Gross            Gross           Estimated
                                                                Amortized      Unrealized        Unrealized           Fair
                      Security Description                         Cost           Gain              Loss             Value
   --------------------------------------------------------------------------------------------------------------------------
   CMBS:
   CMBS IOs                                                        $103,120          $1,784        $(1,541)         $103,363
   Investment grade CMBS                                            495,555          24,757        (10,477)          509,835
   Non-investment grade rated subordinated securities               625,132          55,693         (4,830)          695,995
   Non-rated subordinated securities                                 24,436           2,303           (328)           26,411
   Credit tenant leases                                              24,995             526           (684)           24,837
   Investment grade REIT debt                                       249,412           8,887         (2,532)          255,767
   Multifamily agency securities                                    268,319             490         (5,447)          263,362
   CDO investments                                                  112,571          12,155           (183)          124,549
                                                            -----------------------------------------------------------------
        Total CMBS                                                1,903,546         106,595        (26,022)        1,984,119
                                                            -----------------------------------------------------------------

   RMBS:
   Agency adjustable rate securities                                 77,629               -         (1,138)           76,491
   Residential CMOs                                                     667              58               -              725
   Hybrid ARMs                                                       16,012               -           (411)           15,601
                                                            -----------------------------------------------------------------
        Total RMBS                                                   94,308              58         (1,549)           92,817
                                                            -----------------------------------------------------------------
        Total securities available-for-sale                      $1,997,854        $106,653       $(27,571)       $2,076,936
                                                            =================================================================

At December 31, 2005, an aggregate of $1,940,734 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2004 are summarized as follows:


                                                                                Gross           Gross           Estimated
                                                              Amortized      Unrealized       Unrealized           Fair
                      Security Description                       Cost           Gain             Loss             Value
   ------------------------------------------------------------------------------------------------------------------------
   CMBS:
   CMBS IOs                                                      $122,379          $4,304        $(1,437)         $125,246
   Investment grade CMBS                                          380,673          14,302         (5,162)          389,813
   Non-investment grade rated subordinated securities             714,539          49,022        (10,174)          753,387
   Non-rated subordinated securities                                4,996             998              -             5,994
   Credit tenant leases                                            25,517             448           (714)           25,251
   Investment grade REIT debt                                     271,344          15,456         (1,458)          285,342
   Project loans                                                   24,092               -           (442)           23,650
   CDO investments                                                 19,450             387              -            19,837
                                                           ----------------------------------------------------------------
        Total CMBS                                              1,562,990          84,917        (19,387)        1,628,520
                                                           ----------------------------------------------------------------

   RMBS:
   Agency adjustable rate securities                              112,010             318           (189)          112,139
   Residential CMOs                                                 1,342              66              -             1,408
   Hybrid ARMs                                                     25,934               -           (328)           25,606
                                                           ----------------------------------------------------------------
        Total RMBS                                                139,286             384           (517)          139,153
                                                           ----------------------------------------------------------------
        Total securities available-for-sale                    $1,698,140         $84,857       $(19,904)       $1,767,673
                                                           ================================================================

At December 31, 2004, an aggregate of $1,695,097 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

At December 31, 2005 and 2004, the aggregate estimated fair values by underlying credit rating of the Company's securities available-for-sale are as follows:

                                    December 31, 2005             December 31, 2004
                                Estimated                      Estimated
         Security Rating       Fair Value      Percentage      Fair Value    Percentage
----------------------------------------------------------------------------------------

Agency and agency insured
  securities                       $359,044       17%              $159,892         9%
AAA                                 192,482        9                222,203        13
AA-                                   2,580        -                  1,886         -
A+                                   11,612        1                  9,155         1
A                                    26,725        1                 22,283         1
A-                                   57,733        3                 23,354         1
BBB+                                145,066        7                119,214         7
BBB                                 209,763       10                217,968        12
BBB-                                228,406       11                195,050        11
BB+                                 287,308       14                372,347        21
BB                                  173,110        8                124,140         7
BB-                                  97,883        5                100,831         6
B+                                   56,934        3                 40,660         2
B                                   126,711        6                106,571         6
B-                                   16,884        1                  4,478         1
CCC                                       -        -                  4,360         -
Not rated                            84,695        4                 43,281         2
                              -----------------------------------------------------------
Total securities
  available-for-sale             $2,076,936      100%            $1,767,673       100%
                              ===========================================================

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

                                       Less than 12 Months              12 Months or More               Total
                                  ------------------------------------------------------------------------------------

                                                    Gross                         Gross                       Gross
                                       Fair       Unrealized        Fair        Unrealized      Fair       Unrealized
                                       Value       (Losses)         Value        (Losses)       Value       (Losses)
                                  ------------------------------------------------------------------------------------
CMBS IOs                              $35,719        $(1,012)      $11,506          $(529)    $47,225        $(1,541)
Investment grade CMBS                 107,478         (2,950)      118,941         (7,527)    226,419        (10,477)
Investment grade REIT debt             19,757           (244)       58,830         (2,288)     78,587         (2,532)
Non-investment grade rated
   subordinated securities             99,207         (2,941)       22,269         (1,889)    121,476         (4,830)
Non-rated subordinated
   securities                           9,233           (328)            -              -       9,233           (328)
Credit tenant leases                        -              -        15,923           (684)     15,923           (684)
Multifamily agency securities         181,072         (5,084)       22,320           (363)    203,392         (5,447)
CDO investments                         3,391           (183)            -                      3,391           (183)
Agency adjustable rate
   securities                          76,491         (1,138)            -              -      76,491         (1,138)
Hybrid ARMS                                 -              -        15,601           (411)     15,601           (411)
                                  ------------------------------------------------------------------------------------
Total temporarily impaired
   securities                        $532,348       $(13,880)     $265,390       $(13,691)   $797,738       $(27,571)
                                  ====================================================================================

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                                       Less than 12 Months             12 Months or More             Total
                                   --------------------------------------------------------------------------------------

                                                      Gross                         Gross                    Gross
                                       Fair         Unrealized        Fair        Unrealized     Fair      Unrealized
                                       Value         (Losses)         Value         Losses       Value       Losses
                                   --------------------------------------------------------------------------------------
CMBS IOs                               $19,120       $(1,117)       $2,061          $(320)      $21,181        $(1,437)
Investment grade CMBS                   52,754          (654)       98,952         (4,508)      151,706         (5,162)
Investment grade REIT debt              35,290          (311)       37,794         (1,147)       73,084         (1,458)
Non-investment grade rated
   subordinated securities              37,098          (604)       60,548         (9,570)       97,646        (10,174)
Credit tenant leases                         -             -        16,168           (714)       16,168           (714)
Multifamily agency securities           22,367          (340)        1,282           (102)       23,649           (442)
Agency adjustable rate securities       11,692          (189)            -              -        11,692           (189)
ARMs                                    25,606          (328)            -              -        25,606           (328)
                                   -------------------------------------------------------------------------------------
Total temporarily impaired
   securities                         $203,927       $(3,543)     $216,805       $(16,361)     $420,732       $(19,904)
                                   =====================================================================================

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management possesses both the intent and the ability to hold the securities until the Company has recovered the amortized cost. As such, management does not believe any of the securities are other than temporarily impaired.

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The CMBS provide credit support to the more senior classes of the related commercial securitization. The Company generally does not own the senior classes of its below investment grade CMBS. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At December 31, 2005 and 2004, the anticipated weighted average unleveraged yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.2% and 10.4% per annum, respectively, and of the Company's other securities available-for-sale was 5.8% and 5.8% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. Agency RMBS were issued by FHLMC, FNMA or GNMA. Privately issued RMBS were issued by entities other than FHLMC, FNMA or GNMA. The Company's securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company is subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At December 31, 2005 and 2004, adjustable rate RMBS with an estimated fair value of $92,817 and $139,513, respectively, is included in securities available-for-sale on the consolidated statements of financial condition.

During 2005, the Company sold securities available-for-sale for total proceeds of $264,999, resulting in a realized gain of $16,543. During 2004, the Company sold securities available-for-sale for total proceeds of $503,898, resulting in a realized gain of $17,544. During 2003, the Company sold securities available-for-sale for total proceeds of $1,466,552, resulting in a realized loss of $6,832.


Note 3        IMPAIRMENTS - CMBS

In 2001, the Company adopted EITF 99-20. The Company updates its estimated cash flows for securities subject to EITF 99-20 on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has an estimated fair value less than its adjusted purchase price. The Company carries all these securities at their estimated fair value on its consolidated statement of financial condition.

2005

During 2005, the Company had six CMBS that required impairment charges of $5,088. For one below investment grade CMBS, the Company increased its underlying loan loss expectations on a 1998 vintage CMBS transaction resulting in a charge of $3,072. This CMBS transaction has two underlying mortgage loans secured by assisted living facilities located in Texas that were performing below management's original expectations. The two underlying mortgage loans were resolved in the fourth quarter of 2005 with lower than expected loss severities. The effect of the improved loss severity will be recognized over the remaining life of the security in the form of an increased yield. For the remaining five securities, changes in the timing of credit losses and prepayments caused yields to decline.

2004

During 2004, six 1998 vintage CMBS securities in four separate CMBS transactions required impairment charges of $26,018. A variety of factors influenced updated yields for these securities including magnitude of credit loss, timing of credit loss, prepayments and servicer advances. The Company completed a re-evaluation of credit assumptions of its 1998 vintage CMBS portfolio in the fourth quarter of 2004. The magnitude of credit losses did not significantly change as a result of this process, as total loss expectations on the underlying loans moved from 2.06% to 2.04%. Changes in the timing of credit losses and prepayments caused updated yields on these securities to decline by a weighted average of 66 basis points. Market dislocations in 1998 caused disproportionate unrealized losses in the estimated fair value of these securities based on price quotes received from third parties. The Company had recorded these unrealized losses as other comprehensive loss on its consolidated statement of financial condition since that time. In addition, the Company increased underlying loan loss expectations on one non-rated security resulting in an impairment charge of $663.

2003

During 2003, the Company increased underlying loan loss expectations on five CMBS securities. As a result of the increase in loss expectations, the Company recorded an impairment charge of $32,426 during 2003.


Note 4        SECURITIZATION TRANSACTIONS

During 2005, the Company closed CDO HY2 and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in the fourth quarter of 2005, at which point CDO HY2 qualified as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In exchange for a portfolio of CMBS and investment grade REIT debt with an estimated fair value of $323,103, the Company received cash proceeds of $244,212 as well as all of the retained interests that had an estimated fair value of $105,025 at December 31, 2005. The total gain from CDO HY2 of $16,523 is included in sale of securities available-for-sale on the consolidated statement of operations.

During 2004, the Company sold non-investment grade CMBS with an estimated fair value of $109,933 to a qualifying special purpose entity ("CDO HY1"). These CMBS were securitized into various classes of non-recourse bonds and preferred equity. CDO HY1 sold the investment grade rated bonds to unrelated third parties for net proceeds of $121,547. In accordance with SFAS No. 140, a gain of $14,769 was recognized on the sale of the CMBS collateral to CDO HY1. At closing, the Company retained the A- rated bond and the preferred equity in CDO HY1. Subsequently, the A- rated bond was sold at a gain of $1,825 during the fourth quarter of 2004.

The table below summarizes the cash flows received from securitizations during the year ended December 31, 2005 and 2004, respectively.

                                               2005             2004
                                            ------------------------------
Proceeds from securitizations                 $235,197         $121,547
Sale of retained interest                       $9,015          $18,879
Cash flow on retained interests                $11,347               $0(1)

(1) For 2004, the retained interest's first scheduled quarterly payment was in January 2005.

Key economic assumptions used in measuring the fair value of the retained interest at the date of the securitization was as follows:

Preferred Equity
                                                     2005           2004
                                                -----------------------------
Weighted average life                               18.2 years     11.5 years
Preferred equity discount rate                           4.93%          67.4%

Subordinated Debt
                                                     2005           2004
                                                -----------------------------
Weighted average life                                9.9 years            n/a
Subordinated discount rate                               12.1%            n/a

When subsequently measuring the fair value of the preferred equity, the Company applies certain loss assumptions to after-loss cash flows. The Company estimated credit losses and the timing of losses for each loan underlying the CMBS collateral, and accordingly does not apply a constant default rate to the portfolio. At December 31, 2005 and 2004, respectively, the amortized costs of the retained interests were $119,003 and $15,851, with an estimated fair value of $121,159 and $15,885, based on key economic assumptions. The sensitivity of the retained interest to immediate adverse changes in those assumptions follows:

                                                           2005        2004
                                                       -----------------------
Reduction of income per share:
              50% adverse change in credit losses          $0.09      $0.02
              100% adverse change in credit losses         $0.18      $0.04
Impairment per share:
              50% adverse change in credit losses          $0.03      $0.04
              100% adverse change in credit losses         $0.03      $0.07

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in key assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. This non-linear relationship exists because we apply our key assumptions on a loan-by-loan basis to the assets underlying the CMBS collateral. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest was calculated without changing any other assumption; in reality, changes in one factor may result in changes to another, which might magnify or counteract the sensitivities. The Company reviews all major assumptions periodically using the most recent empirical and market data available, and makes adjustments where warranted.


Note 5        COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company negotiated for and obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FIN 46R required the Company to consolidate the net assets and results of operations of the trust.

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


Note 6        SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At December 31, 2005, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $166,209 and CMBS with an estimated fair value of $21,264. At December 31, 2004, the Company's securities held-for-trading consisted of FNMA and FHLMC mortgage pools with an estimated fair value of $232,918. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 7        COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's loan investments at December 31, 2005 and 2004:


    Date of
    Initial      Scheduled    Property           Property            Par            Book Value    Interest Rate        Yield
  Investment     Maturity     Location             Type
                                                                  2005      2004       2005    2004     2005  2004      2005   2004
------------------------------------------------------------------------------------------------------------------------------------
    11/7/01      11/11/07  San Francisco, CA (2) Office          $10,618   $10,724   $10,245   $10,434   7.2%  7.2% F    7.2%   7.2%
    11/7/01      11/11/07  San Francisco, CA (2) Office            9,556     9,651     9,422     9,694   6.7   6.7  F    6.7    6.7
    5/17/02      12/11/05  Southwest United      Residential           -     2,479         -         -     -   2.6  L      -      -
                           States (3)
    6/30/03       6/1/10   United States         Hotel            14,437    14,678    11,943    12,645   6.6   6.6  F   11.8   11.8
                           -Multiple(1)(4)
   10/28/03      03/09/05  New York, NY (5)      Office                -     7,000         -     7,000     -  16.8  L      -   16.8
   03/31/04      01/01/11  Pittsburgh, PA (1)(6) Office           19,595    19,814    19,593    19,992  11.8  11.8  F   12.0   12.0
   04/07/04      12/11/18  Smyma, GA             Retail              192       192       192       192  11.0  11.0  F   11.0   11.0
   04/20/04      08/05/18  United States         Retail           16,925    17,124    15,285    14,878   6.3   6.3  F    9.0    9.0
                           -Multiple(1)(7)
   07/14/04      12/27/05  New York, NY          Office                -    22,425         -    20,072     -   7.3  F      -    7.5
   08/03/04      06/30/06  United Kingdom(9)     Office           18,502    21,119     18,502   21,119  10.6   8.1  L   10.6    8.1
    8/26/04       8/9/06   United States-        Hotel            25,000    25,000     25,000   25,000  10.1   8.7  L   10.1    8.7
                           Multiple(1)(10)(11)
   09/15/04      09/09/05  United States-        Hotel                 -    30,000          -   30,000     -   6.4  L      -    6.4
                           Multiple (1)(11)(12)
   09/29/04      05/11/08  San Francisco, CA(1)  Residential       9,980     9,980      9,980    9,980  10.5  10.5  F   10.5   10.5
   09/29/04      03/11/09  San Francisco, CA     Residential       3,500     3,500      3,500    3,500  17.0  17.0  F   17.0   17.0
   09/30/04      10/09/05  West Palm Beach,      Retail            6,020    10,000      5,979   10,000  13.4  11.8  L   13.4   11.8
                           FL(1)(13)
   10/19/04      07/12/06  Henderson, NV(1)(14)  Hotel            10,000    10,000     10,000   10,000   7.4   5.4  L    7.4    5.4
   10/28/04      12/09/05  San Diego, CA(1)      Hotel                 -    25,000          -   25,000     -   7.7  L      -    7.7
   10/28/04      11/09/05  Portland,             Retail                -    34,000          -   34,000     -   5.2  L      -    5.2
                           Me(1)(11)(15)
   06/15/05      03/15/10  Germany(16)           Residential      25,794         -     25,794        -   6.5     -  L    6.5      -
   08/01/05      05/26/07  United States-        Communication    20,000         -     20,000        -   9.4     -  L    9.4      -
                           Multiple(17)          Tower
   09/28/05      09/11/07  Multiple(11)(18)      Hotel            20,938         -     20,938        -   8.9     -  L    8.9      -
   10/05/05      08/01/15  United States-        Storage          32,913         -     32,913        -   9.1     -  F    9.1      -
                           Multiple(19)
   10/21/05      1/20/10   United Kingdom(20)    Various          38,453         -     38,453        -   8.1     -  F    8.1      -
   11/15/05      04/11/15  Sunnyvale, CA(21)     Office           29,000         -     25,865        -   7.2     -  F    7.2      -
   11/03/05      05/01/15  Albany, NY(22)        Residential      15,000         -     15,000        -   9.1     -  F    9.1      -
   12/07/05      10/20/12  Germany(8)            Retail           47,202         -     47,202        -   6.7     -  L    6.5      -
                                                 ----------------------------------------------------------------------------------
                                                 Totals         $373,625  $272,686   $365,806 $263,506


F - Fixed Rate; L - LIBOR-based floating rate

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

(6) Represents a junior participation in a $59,000 mezzanine note. The mezzanine note is secured by 100% of the partnership interests in the entity that owns a 1.5 million square foot office complex, known as PPG Place.

(7) Represents a junior participation in an $115,000 first mortgage loan secured by three regional malls. The properties are located in Bowling Green, Kentucky, Springfield, Oregon, and Jefferson City, Missouri.

(8)  Represents a (euro)40,000 pari-passu interest in a C Note of a
     (euro)672,000 loan to finance the acquisition of a portfolio of 268 retail outlets and five office/logistics properties in Germany.

(9) Represents a subordinate interest in a first mortgage on a portfolio of seven office buildings located in London and Edinburgh and Aberdeen, Scotland. The loan may be extended at the borrower's options for an additional three-year term.

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

(13) Represents a mezzanine loan, secured by a pledge of 100% of the equity interests in the owner of the Palladium at CityPlace, a 626 square foot open-air entertainment/retail center with 110 residential/commercial units in the downtown area of West Palm Beach, Florida. The loan is also collateralized by two additional parcels it the CityPlace development.

(14) May be extended at the borrower's option for three additional twelve-month periods, subject to certain performance hurdles and an extension fee for the second and third extension.

(15) Represents a $34,000 mezzanine loan, secured by a pledge in the ownership interests in the owners of The Maine Mall, a four-anchor super-regional mall located in South Portland, Maine. The total mall size is approximately 1,005 square feet, of which 759 square feet is collateral for the loan.

(16) Represents a pari-passu interest in a (euro)40,000 B-Note on a portfolio consisting primarily of residential, commercial, and parking buildings located in Germany.

(17) Represents a $20,000 subordinate position interest in Morgan Stanley's pari-passu interest in a $850,000 bridge loan provided to finance the acquisition of a portfolio of 6,573 communication towers from Sprint. May be extended at the borrowers's option for two additional six-month periods, subject to an extension fee and certain performance hurdles. This loan was repaid in February of 2006.

(18) Represents a junior participation interest in a $330,000 mezzanine loan, secured by a portfolio of 29 full-service hotel and resort properties with 11,076 rooms and one related retail property located in twelve states, the District of Columbia, Puerto Rico, Jamaica, and Canada.

(19) Represents a $33,000 ten-year fixed rate mezzanine loan originated as part of a $264,000 whole-loan on a pool of 60 self storage facilities located throughout the southern United States.

(20) The Deco B-Note Portfolio represents investment in a portfolio of subordinate interests in 20 loans secured by 38 properties in the UK.

(21) Represents a junior participation in a 139,000, ten-year, fixed rate first mortgage originated to fund the acquisition of Mathilda Research Centre, a Class A, three building, 424,824 square foot campus located in Silicon Valley in Sunnyvale, CA.

(22) Represents a subordinated interest in a $155,000 first mortgage, secured by a portfolio of 12 multifamily properties with 2,760 units in or around Albany, NY.


Reconciliation of commercial mortgage loans:                     Par                    Book Value
                                                          -------------------    ---------------------
Balance at January 1, 2004                                          $62,688                 $ 57,088

Adjustment for discount accretion and foreign currency                    -                    2,706
Proceeds from repayment of mortgage loans                           (23,285)                 (23,285)
Reduction in notional par value                                        (316)                       -
Investments in commercial mortgage loans                             233,599                 226,997
                                                          -------------------    ---------------------
Balance at December 31, 2004                                        $272,686                $263,506

Adjustment for discount accretion and foreign currency                     -                  (4,456)
Proceeds from repayment of mortgage loans                           (112,830)               (112,830)
Principal receivable                                                  (3,899)                 (3,899)
Reduction in notional par value                                       (2,479)                      -
Sale of commercial mortgage loans                                    (22,425)                (20,072)
Investments in commercial mortgage loans                              242,572                243,557
                                                          --------------------    ---------------------
Balance at December 31, 2005                                         $373,625               $365,806
                                                          ====================    =====================


There were no loans subject to delinquent principal or interest at December 31, 2005 and 2004.

Note 8       EQUITY INVESTMENTS AND REAL ESTATE JOINT VENTURES

At December 31, 2005 and 2004, the Company owned approximately 20% of Carbon I. The Company also owned approximately 26% and 20% of Carbon II at December 31, 2005 and 2004, respectively. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see
Note 13 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon I. On July 12, 2004, the investment period expired. The Company's investment in Carbon I at December 31, 2005 and 2004 was $18,458 and $39,563, respectively.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II. The Company's investment in Carbon II at December 31, 2005 and 2004 was $41,188 and $17,249, respectively. The Company's remaining commitment at December 31, 2005 was $61,742.

The following table summarizes the loan investments held by the Carbon Capital Funds at December 31, 2005 and 2004.


                            # of Loans          Par at         Book Value at
                           --------------  ----------------  -----------------
              Underlying
Type of       Property                                                           Scheduled
Investment      Type       2005    2004     2005     2004      2005     2004      Maturity     Interest           Yield
-----------------------------------------------------------------------------------------------------------------------------

Senior
Mortgages    Office          1       -   $21,183       $-    $21,183       $-       2006               7.4%  L           7.4%

Subordinate Residential/
Mortgages   Office/Hotel/   14      16   260,936  256,686    257,668  245,154    2006 - 2012   6.7% - 18.0%  F   8.0% - 11.6%
            Retail/Land                                                                        8.6% - 17.6%  L   7.4% - 25.9%

Mezzanine   Residential/
Loans       Office/Hotel/
            Retail/
            Storage         18      15   317,063  274,706    282,227  273,754    2006 - 2012   6.4% - 22.0%  F   8.8% - 23.6%
                                                                                               8.9% - 18.4%  L   8.9% - 21.3%
                         -----------------------------------------------------
Total                       33      31  $599,182 $531,392   $561,078 $518,908
                         =====================================================


F - Fixed Rate; L - LIBOR-based floating rate

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. At December 31, 2005, 67% of the commitment has been called and the Company owned approximately 27% of BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2005 was $51,004. During February 2006, the Company increased it capital commitments by an additional $25,000 and received an additional capital call of $24,296.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. On February 13, 2006, the Company received a notice, calling 16.5% of its commitment.

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

Combined summarized financial information of the unconsolidated equity investments and real estate joint ventures of the Company is as follows:


                                                                               December 31,
                                                                -------------------------------------------
                                                                         2005                     2004
                                                                ------------------    ---------------------

Combined Balance Sheets:
     Real estate property                                                $273,432                  $31,163
     Commercial mortgage loans, net                                       561,078                  518,908
     Other assets                                                         101,947                   21,235
                                                                ------------------    ---------------------

          Total Assets                                                   $936,457                 $571,306
                                                                ==================    =====================

     Mortgage debt                                                        $46,801                  $15,977
     Other liabilities                                                    461,582                  259,313
     Partners', members' and stockholders' equity                         428,074                  296,016
                                                                ------------------    ---------------------

          Total liabilities, partners', members', and
                stockholders' equity                                     $936,457                 $571,306
                                                                ==================    =====================

The Company's share of equity                                            $110,650                  $61,843
                                                                ==================    =====================


                                                                      For the years ended December 31,
                                                                -------------------------------------------
                                                                     2005           2004            2003
                                                                -----------    ------------    ------------
Combined Statements of Operations:
     Revenues                                                      $82,973         $49,107         $30,767
                                                                -----------    ------------    ------------

     Expenses
          Interest expense                                          21,834           7,731           7,043
          Depreciation and amortization                                  -           1,274           1,824
          Operating expenses                                        16,250           6,752           5,711
                                                                -----------    ------------    ------------

               Total expenses                                       38,084          15,757          14,578
                                                                -----------    ------------    ------------

     Net Income                                                    $44,889         $33,350          16,189
                                                                ===========    ============    ============

The Company's share of net income                                  $12,146          $8,157          $4,322
                                                                ===========    ============    ============


Note 9         BORROWINGS

The Company's borrowings consist of lines of credit, CDOs, trust preferred securities, reverse repurchase agreements, and commercial mortgage loan pools.

Reverse Repurchase Agreements and Lines of Credit

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its lines of credit or from the issuance of its CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the lines of credit and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. At December 31, 2005, more than ten percent of the Company's net assets were held as collateral for reverse repurchase agreements with Citigroup Global Markets, Inc. and Lehman Brothers, Inc.

The Company has a $200,000 committed multicurrency credit facility with Deutsche Bank, AG (the "Deutsche Bank Facility") that matures December 20, 2007. The Deutsche Bank Facility can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities, loan investments and investments in real estate joint ventures. At December 31, 2005 and 2004, the outstanding borrowings under this facility were $181,875 and $126,349, respectively. Outstanding borrowings under the Deutsche Bank Facility bear interest at a LIBOR-based variable rate On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. The facility initially provided the Company with the ability to borrow only through July 17, 2004 with the repayment of principal not due until July 7, 2005. On such date, this facility was extended through July 7, 2006. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate. At December 31, 2005, outstanding borrowings under this facility were $75,000. At December 31, 2004, outstanding borrowings under this facility were $24,527.

At December 31, 2005, the Company had outstanding borrowings of $27,800 under a $28,000 committed credit facility with Morgan Stanley Mortgage Capital, Inc. The Morgan Stanley Mortgage Capital, Inc. facility matures May 11, 2006.

On February 17, 2006, the Company entered into a $200,000 committed multicurrency credit facility with Morgan Stanley Bank that matures on February 16, 2008. Extensions of credit under this facility will be secured by certain loans and securities. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate.

The Company is subject to various covenants in its lines of credit, including maintaining a minimum net worth measured on a GAAP book value of $305,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. At December 31, 2004, the Company received authorization from its lenders to permit debt to equity and debt service coverage ratios in excess of existing covenants. At December 31, 2005 and 2004, the Company was in compliance with all other covenants.

CDOs

On May 29, 2002, the Company issued ten tranches of secured debt through CDO I. In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, at December 31, 2005, is $406,208. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 6.29 years at December 31, 2005. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.21%. The Company incurred $9,890 of issuance costs that will be amortized over the weighted average life of CDO I. CDO I was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2005 of the collateral securing CDO I consists of 78% CMBS rated B or higher and 22% REIT debt rated BBB or higher. At December 31, 2005, the collateral securing CDO I has a fair value of $490,745.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $280,783 secured by the subsidiary's assets. In July 2004, the Company sold a CDO II bond with a par of $12,850 that it had previously retained. Before the sale of this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. The adjusted issue price of the CDO II debt at December 31, 2005 is $292,807. Five tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 6.68 years at December 31, 2005. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO II of approximately 5.79%. The Company incurred $6,004 of issuance costs that will be amortized over the weighted average life of CDO II. CDO II was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2004 of the collateral securing CDO II consists of 84% CMBS rated B or higher and 16% REIT debt rated BBB or higher. At December 31, 2005, the collateral securing CDO II has a fair value of $348,768.

On March 30, 2004, the Company issued eleven tranches of secured debt through CDO III. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $372,456 secured by the subsidiary's assets. The adjusted issue price of the CDO III debt, at December 31, 2005, is $367,915. Five tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.39 years at December 31, 2005. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO III of approximately 5.03%. The Company incurred $2,006 of issuance costs that will be amortized over the weighted average life of CDO
III. CDO III was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT. The par amount at December 31, 2005 of the collateral securing CDO III consists of 88% CMBS rated B or higher and 12% REIT debt rated BBB or higher. At December 31, 2005, the collateral securing CDO III has a fair value of $387,708.

Information with respect to the Company's collateralized borrowings at December 31, 2005 is summarized as follows:


                                       Reverse          Lines of         Commercial       Collateralized           Total
                                      Repurchase       Credit and      Mortgage Loan           Debt           Collateralized
                                      Agreements       Term Loans          Pools            Obligations         Borrowings
                                 -------------------------------------------------------------------------------------------


Outstanding borrowings              $816,641         $284,675         $1,272,931          $1,066,930          $3,441,177
Weighted average
borrowing rate                         4.47%            5.27%              3.97%               5.96%               4.81%
Weighted average
remaining maturity                   27 days       1.37 years         6.80 years          6.78 years          4.75 years
Estimated fair value of
assets pledged                      $897,886         $415,501         $1,292,407          $1,227,222          $3,833,016


At December 31, 2005, the Company's collateralized borrowings had the following remaining maturities:


                                   Reverse                       Commercial                                 Total
                                  Repurchase       Lines of     Mortgage Loan     Collateralized       Collateralized
                                  Agreements        Credit          Pools       Debt Obligations*        Borrowings
                               ------------------------------------------------------------------------------------------
Within 30 days                         $796,365            $-               $-                  $-              $796,365
31 to 59 days                            20,276             -                -                   -                20,276
60 days to less than 1 year                   -       113,009                -                   -               113,009
1 year to 3 years                             -       171,666                -                   -               171,666
3 years to 5 years                            -             -                -                   -                     -
Over 5 years                                  -             -        1,272,931           1,066,930             2,339,861
                               ------------------------------------------------------------------------------------------
                                       $816,641      $284,675       $1,272,931          $1,066,930            $3,441,177
                               ==========================================================================================


* Comprised of $406,208 of CDO debt with a weighted average remaining maturity of 6.29 years at December 31, 2005 and $292,807 of CDO debt with a weighted average remaining maturity of 6.68 years at December 31, 2005, and $367,915 of CDO debt with a weighted average remaining maturity of 7.39 years at December 31, 2005.

Certain information with respect to the Company's collateralized borrowings at December 31, 2004 is summarized as follows:

                                     Reverse          Lines of         Commercial       Collateralized           Total
                                    Repurchase       Credit and      Mortgage Loan           Debt           Collateralized
                                    Agreements       Term Loans          Pools            Obligations         Borrowings
                                 ----------------------------------------------------------------------------------------------
Outstanding borrowings              $640,675         $163,676         $1,294,058          $1,067,967          $3,166,376
Weighted average
borrowing rate                         2.47%            3.52%              3.76%               6.07%               4.27%
Weighted average
remaining maturity                   26 days         218 days         7.09 years          8.04 years          5.65 years
Estimated fair value of
assets pledged                      $701,913         $222,122         $1,312,045          $1,202,760          $3,438,839


At December 31, 2004, the Company's collateralized borrowings had the following remaining maturities:

                                    Reverse                        Commercial                                 Total
                                  Repurchase        Lines of      Mortgage Loan     Collateralized       Collateralized
                                  Agreements         Credit           Pools       Debt Obligations*        Borrowings
                             --------------------------------------------------------------------------------------------
Within 30 days                        $605,944             $-               $-                  $-              $605,944
31 to 59 days                            7,925              -                -                   -                 7,925
60 days to less than 1 year             26,806        150,876                -                   -               177,682
1 year to 3 years                            -         12,800                -                   -                12,800
3 years to 5 years                           -              -                -                   -                     -
Over 5 years                                 -              -        1,294,058           1,067,967             2,362,025
                             --------------------------------------------------------------------------------------------
                                      $640,675       $163,676       $1,294,058          $1,067,967            $3,166,376
                             ============================================================================================

* Comprised of $405,377 of CDO debt with a weighted average remaining maturity of 7.29 years at December 31, 2004 and $293,168 of CDO debt with a weighted average remaining maturity of 7.72 years at December 31, 2004, and $369,422 of CDO debt with a weighted average remaining maturity of 8.39 years at December 31, 2004.

Trust Preferred

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust ("Trust I"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in October 2010. Trust I issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust I to the Company for a purchase price of $2,380. The Company realized net proceeds from this offering of approximately $72,618.

On February 2, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust ("Trust II"). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.

On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust ("Trust III" and collectively with Trust I and Trust II, the "Trusts"). The trust preferred securities have a thirty-year term ending March 30, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

The Trusts used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Company's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

The Company's interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company's financial statements. Interest on the junior subordinated notes is included in interest expense on the consolidated income statements while the common securities are included as a component of other assets on the Company's consolidated statement of financial condition.

Note 10       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at December 31, 2005 and 2004:

                                                     2005                                               2004
                                 -------------------------------------------------------------------------------------------------
                                 Notional         Carrying         Estimated       Notional         Carrying         Estimated
                                   Amount          Value           Fair Value        Amount          Value           Fair Value
                                 -------------------------------------------------------------------------------------------------
Securities available-for-sale       $    -       $2,076,936        $2,076,936         $    -       $1,767,673         $1,767,673
Securities held-for-trading              -          187,473           187,473              -          232,918            232,918
Commercial mortgage loans                -          365,806           365,806              -          263,506            263,506
Secured borrowings                       -        1,101,316         1,101,316              -          804,351            804,351
CDO borrowings                           -        1,066,930         1,090,927              -        1,067,967          1,079,243
Commercial mortgage loan
pool borrowings                          -        1,272,931         1,272,931              -        1,294,058          1,294,058
Junior subordinated notes                -           77,380            77,380              -                -                  -
Currency forward contracts               -          (55,390)          (55,390)              -         (25,807)           (25,807)
Interest rate swap agreements     1,558,398          20,845            20,845       1,410,165         (10,869)           (10,869)

Notional amounts are a unit of measure specified in a derivative instrument. The estimated fair values of the Company's securities available-for-sale, securities held-for-trading, currency forward contracts and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The estimated fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Commercial mortgage loans and secured borrowings are floating rate instruments, and based on these terms, their carrying value approximates fair value.


Note 11       PREFERRED STOCK

The Series B Preferred Stock was redeemed on May 6, 2004. The consolidated statement of operations for 2004 includes a charge of $10,508 for the redemption of the Company's Series B Preferred Stock.

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

At December 31, 2005, the Company has 94,394,003 authorized and un-issued shares of preferred stock.


Note 12       COMMON STOCK

On August 18, 2005, the Company completed a follow-on offering of 1,725,000 shares of its Common Stock, at a price of $11.59 per share, which included a 15% over-allotment option exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were $19,125.

On June 30, 2004, the Company completed a follow-on offering of 2,415,000 shares of its Common Stock, at a price of $11.50 per share, which included a 15% over-allotment option exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were $26,662.

For the year ended December 31, 2005, the Company issued 1,318,568 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $14,327. For the year ended December 31, 2004, the Company issued 1,084,619 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $12,691. For the year ended December 31, 2003, the Company issued 1,955,919 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $21,134. As of February 24, 2006, the Company suspended the Dividend Reinvestment Plan for all future investments dates.

For the year ended December 31, 2004 and 2003, respectively, the Company issued 294,400 and 45,000 shares of Common Stock under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $3,210 and $497, respectively.

During the year ended December 31, 2005, the Company declared dividends to stockholders totaling $61,168, or $1.12 per share, of which $45,394 was paid during the year and $15,774 was paid on February 1, 2006. During the year ended December 31, 2004, the Company declared dividends to stockholders totaling $58,208, or $1.12 per share, of which $43,287 was paid during the year and $14,920 was paid on February 1, 2005. During the year ended December 31, 2003, the Company declared dividends to stockholders totaling $61,088, or $1.26 per share, of which $47,238 was paid during the year and $13,850 was paid on February 2, 2004.


Note 13  TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. and the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company's assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.38 per common share at December 31, 2005).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2007 at the Board's February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized the Company to seek shareholders' approval of a compensatory deferred stock plan.

The Company incurred $10,974, $8,956, and $9,411 in base management fees in accordance with the terms of the Management Agreement for the years ended December 31, 2005, 2004, and 2003, respectively. The Company incurred $4,290 in incentive fees in accordance with the terms of the Management Agreement for the year ended December 31, 2005. The Company did not incur any incentive fees for the years ended December 31, 2004 and 2003. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $350, $120, and $66 for certain expenses incurred on behalf of the Company during 2005, 2004, and 2003, respectively, which are included in general and administrative expense on the accompanying statement of operations.

During the third quarter of 2003, the Manager voluntarily reduced its management fees by 20% from its calculated amount for the third and fourth quarter of 2003 and the first quarter of 2004. This revision resulted in $1,046 in savings to the Company during 2003 and $532 during 2004, respectively.

The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2005, 2004, and 2003, the Company paid administration fees of $209, $174, and $173, respectively, which are included in general and administrative expense on the accompanying statement of operations. No payments were made each of the three years in the period ended December 31, 2005.

The special servicer on 18 of the Company's 22 Controlling Class trusts is Midland, a wholly owned indirect subsidiary of PNC Bank, and therefore an affiliate of the Manager. The Company's fees for Midland's services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At December 31, 2005, 67% of the commitment has been called and the Company owned approximately 27% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2005 was $51,004. During February 2006, the Company increased it capital commitments by an additional $25,000 and received an additional capital call of $24,296. The Company's unaffiliated directors approved this transaction in September 2006.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at December 31, 2005 was $18,458. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On December 31, 2005, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At December 31, 2005, the Company's investment in Carbon II was $41,188 and the Company's remaining commitment to Carbon II is $61,742. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the

Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At December 31, 2005, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.


Note 14       STOCK OPTIONS

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

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                               2005                         2004                       2003
                                      -------------------------   -------------------------    ------------------------
                                                     Weighted-                  Weighted-                    Weighted-
                                                     Average                    Average                       Average
                                                     Exercise                   Exercise                      Exercise
                                         Shares       Price         Shares       Price          Shares         Price
                                      ------------------------    -------------------------    ------------------------
Outstanding at January 1               1,417,851      $14.87      1,468,351      $14.75         1,560,542      $14.49

Granted                                        -           -          5,000       11.81                 -           -

Exercised                                      -           -        (30,000)       8.44           (65,400)       8.45

Cancelled                                      -           -        (25,500)      15.00           (26,791)      15.00

Outstanding at December 31             1,417,851      $14.87       1,417,851     $14.87         1,468,351      $14.75
                                      ============                ============                 ============

Options exercisable at December 31     1,417,851*     $14.87       1,417,851     $14.87         1,468,351      $14.75
                                      ============                ============                 ============

         *1,000 options expired in February 2006.


The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2005:

                                                         Remaining
                         Options Outstanding at     Contractual Life        Options Exercisable at
      Exercise Price        December 31, 2005            (Years)              December 31, 2005
--------------------------------------------------------------------------------------------------
            $   7.82                 3,850                4.1                       3,850
                8.44                25,000                3.2                      25,000
                9.11                 3,850                3.2                       3,850
               11.81                 5,000                8.4                       5,000
               15.00             1,310,851                2.2                   1,310,851
               15.58                57,750                1.7                      57,750
               15.83                11,550                2.2                      11,550
-------------------------------------------------------------------------------------------------
        $7.82-$15.83             1,417,851                3.3                   1,417,851
=================================================================================================

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

                                                   2004
                                                ----------
         Estimated volatility                      22.6%
         Expected term                           7 years
         Risk-free interest rate                    1.2%
         Expected dividend yield                    9.5%

There were no options granted in 2005 or 2003. Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2005 were 774,502.


Note 15      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings.

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

The reverse repurchase agreements bear interest at a LIBOR-based variable rate. Increases in the LIBOR rate could negatively impact earnings. The interest rate swap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements. The Company minimizes its risk exposure by entering into agreements with parties rated at least A or better by nationally recognized credit rating organizations. Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty. Management does not expect any counterparty to default on their obligations. At December 31, 2005, the counterparties for the Company's swaps are Deutsche Bank, AG, Merrill Lynch Capital Services, Inc., Goldman Sachs Capital Markets, L.P., Lehman Special Financing Inc., and Morgan Stanley Capital Services Capital, Inc. with ratings of AA-, A+, A+, AA-, and A+, respectively. The Company continually monitors the rating and overall credit quality of its swap counterparties.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At December 31, 2005, the balance of such net margin deposits held by the Company as collateral under these agreements totaled $1,246. At December 31, 2004, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $4,680.

2005

On June 9, 2005, interest rate swaps with notional amounts of $43,000 that were classified as trading derivatives were re-designated as cash flow hedges of borrowings under reverse repurchase agreements. The reclassification was based on the Company's intent with respect to these derivatives with the principle objective of generating returns from other than short-term pricing differences.

At December 31, 2005, the Company had interest rate swaps with notional amounts aggregating $1,201,953 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $25,632 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $8,782 are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2005, the net change in the estimated fair value of the interest rate swaps was an increase of $25,436, of which $1,190 was deemed ineffective and is included as an increase of interest expense and $26,626 was recorded as an addition to OCI. At December 31, 2005, the $1,201,953 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.89 years.

During the year ended December 31, 2005, the Company terminated nine of its interest rate swaps with a notional amount of $204,300 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify the $2,034 loss in value incurred from OCI to interest expense over 8.86 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2005, $103 was reclassified as an increase to interest expense and $252 will be reclassified as an increase to interest expense for the next 12 months. As of December 31, 2005, the Company has, in aggregate, $35,530 of losses related to terminated swaps in OCI. For the year ended December 31, 2005, $6,129 was reclassified as an increase to interest expense for the next twelve months.

At December 31, 2005, the Company had interest rate swaps with notional amounts aggregating $356,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $4,119 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $125 are included in other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2005, the change in estimated fair value for these trading derivatives was an increase of $3,030 and is included as a reduction of loss on securities held-for-trading in the consolidated statements of operations. At December 31, 2005, the $356,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 6.99 years.

At December 31, 2005, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $1,491 that is included in other assets. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

2004

On July 6, 2004, interest rate swaps with a notional of $264,000 classified as trading derivatives were re-designated as cash flow hedges of borrowings under reverse repurchase agreements. The reclassification was based on the Company's intent with respect to these derivatives with the principle objective of generating returns from other than short-term pricing differences.

At December 31, 2004, the Company had interest rate swaps with notional amounts aggregating $1,170,720 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $10,252 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $21,261 are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2004, the net change in the estimated fair value of the interest rate swaps was a decrease of $2,793, of which $1,015 was deemed ineffective and is included as an increase of interest expense and $1,078 was recorded as an increase of OCI and $2,856 was included as an addition to loss on trading securities due to a period of ineffectiveness. At December 31, 2004, the $1,170,720 notional of swaps that were designated as cash flow hedges had a weighted average remaining term of 7.32 years.

During the year ended December 31, 2004, the Company terminated fifteen of its interest rate swaps with a notional amount of $623,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify the $18,978 loss in value incurred from OCI to interest expense over 5.54 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2004, $2,016 was reclassified as an increase to interest expense and $2,471 will be reclassified as an increase to interest expense for the next 12 months.

At December 31, 2004, the Company had interest rate swaps with notional amounts aggregating $239,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $145 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $5 are included in other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2004, the change in fair value for these trading derivatives was a decrease of $54 and is included as an addition to loss on securities held-for-trading in the consolidated statement of operations. At December 31, 2004, the $239,445 notional of swaps, which were designated as trading derivatives, had a weighted average remaining term of 7.67 years.

At December 31, 2004, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $694 that is included in other assets. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

Foreign Currency

Changes in fair value of foreign currency forward commitments are included in net foreign currency gain or loss in the consolidated statement of operations.

The U.S. dollar is considered the functional currency for the Company's international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in other gain (loss) in the consolidated statement of operations. Foreign currency forward commitments may be used to hedge the Company's net foreign investments. Gains and losses on foreign currency forward commitments are included in other gain (loss) in the consolidated statement of operations. The Company recorded net foreign currency transaction loss of $134 and $187 for the year ended December 31, 2005 and 2004, respectively. The Company did not incur any foreign currency gain (loss) for the year ended December 31, 2003. At December 31, 2005 and 2004, the Company also had foreign currency forward commitments with an estimated fair value of $(55,390) and $(25,807), respectively, included in other liabilities on the consolidated statement of financial condition.

Note 16       NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128"). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

                                                                                      For the year ended December 31,
                                                                                    2005            2004           2003
                                                                               ----------------------------------------------
Numerator:
      Net income (loss) available to common stockholders                             $65,205         $25,768     $(16,386)
                                                                               ----------------------------------------------
      Numerator for basic and diluted earnings (loss) per share                      $65,205         $25,768     $(16,386)
                                                                               ==============================================

 Denominator:
      Denominator for basic earnings per share--weighted average
         common shares outstanding                                                54,144,243      51,766,877   48,245,927
      Dilutive effect of stock options                                                 8,577           8,903            -
                                                                               ----------------------------------------------
      Denominator for diluted earnings per share--weighted average common shares outstanding and common stock equivalents
         outstanding                                                              54,152,820      51,775,780   48,245,927
                                                                               ==============================================
 Basic net income (loss) per weighted average common share:                            $1.20           $0.50       $(0.34)
                                                                               ----------------------------------------------

 Diluted net income (loss) per weighted average common stock and common stock
 equivalents:                                                                          $1.20           $0.50       $(0.34)
                                                                               ----------------------------------------------

Total anti-dilutive stock options and warrants excluded from the calculation of net income (loss) per share were 1,375,151, 1,385,151 and 1,468,351 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 17       SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:

                                                                      Quarters Ending
                                         March 31               June 30             September 30              December 31
                                     2005        2004      2005        2004       2005        2004          2005        2004
                                 --------------------------------------------------------------------------------------------
Interest Income                     $57,308     $39,064   $58,125     $52,146    $61,938      $56,094     $66,543     $56,560
                                 ---------------------------------------------------------------------------------------------
Expenses:
   Interest                          36,504      20,873    38,970      33,150     42,804       37,359      45,180      36,784
   Management fee and
      Other                           3,399       2,732     3,599       2,796      3,732        3,098       8,451       3,757
                                 ---------------------------------------------------------------------------------------------
         Total Expenses              39,903      23,605    42,569      35,946     46,536       40,457      53,631      40,541
                                 ---------------------------------------------------------------------------------------------
Gain (loss) on sale of
  securities available-for-sale          10       2,813        47      (4,036)        31        2,081      16,455      16,687
Gain (loss) on securities
  held-for-trading                   (1,372)     (5,983)   (1,306)     (4,046)       897       (1,103)       (218)       (331)
Foreign currency gain (loss)           (168)          -      (176)        (12)        87         (114)        123         (61)
Loss on impairment of assets           (159)          -    (3,072)          -          -            -      (1,857)    (26,018)
                                 ---------------------------------------------------------------------------------------------
Net income                          $15,716     $12,289   $11,049      $8,106    $16,417      $16,501     $27,415      $6,295
                                 ---------------------------------------------------------------------------------------------

Cost to retire preferred stock
  in excess of carrying value             -           -         -      10,508          -            -           -           -
Dividends and accretion on
  redeemable convertible
  preferred stock                     1,348       2,446     1,348       1,775      1,348        1,348       1,348       1,348
                                 ---------------------------------------------------------------------------------------------
Net income (loss) available
  to common stockholders            $14,368      $9,843    $9,701     $(4,177)   $15,069      $15,153     $26,067      $4,948
                                 =============================================================================================

Net income (loss) per share,
  basic:                              $0.27       $0.20     $0.18      $(0.08)     $0.28        $0.28       $0.47       $0.09
                                 =============================================================================================

Net income (loss) per share,
  diluted:                            $0.27       $0.20     $0.18      $(0.08)     $0.28        $0.28       $0.47       $0.09
                                 =============================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.      CONTROLS AND PROCEDURES

              Under the direction and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective at December 31, 2005.

              No change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

              (a) On December 9, 2005, the Company entered into an investment accounting agreement with BlackRock Financial Management, Inc., which in a separate capacity acts as the Company's Manager. See description above under Item 1 Business.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Incorporated by reference to the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

              Incorporated by reference to the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              Incorporated by reference to the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Incorporated by reference to the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

              Incorporated by reference to the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                    PART IV


ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)     Financial statements.
                   See index to Financial statements at item 8 of this report.
        (a)(3)     Exhibit Index.
        *3.1       Articles of Amendment and Restatement of the Registrant
        *3.2       Bylaws of the Registrant.
        *3.3       Form of Articles Supplementary of the Registrant
                   establishing 10% Cumulative Convertible Series B Preferred
                   Stock.
        *3.4       Articles Supplementary of the Registrant establishing 9.375%
                   Series C Cumulative Redeemable Preferred Stock.
         4.1       Junior Subordinated Indenture, dated as of September 26,
                   2005, between the Registrant and Wells Fargo Bank, National
                   Association, as Trustee.
         4.2       Junior Subordinated Indenture, dated as of January 31, 2006, between the Registrant and JPMorgan Chase Bank, National
                   Association, as Trustee.
         4.3       Junior Subordinated Indenture, dated as of March 16, 2006, between the Registrant and Wilmington Trust Company, as
                   Trustee.
         4.4       Amended and Restated Trust Agreement, dated as of September
                   26, 2005, among the Registrant, Wells Fargo Bank, National
                   Association, as property trustee, Wells Fargo Delaware Trust
                   Company, as Delaware trustee and the three administrative
                   trustees, each of whom is an officer of the Company.
         4.5       Amended and Restated Trust Agreement, dated as of January
                   31, 2006, among the Registrant, as depositor, JPMorgan Chase
                   Bank, National Association, as property trustee, Chase Bank
                   USA, National Association, as Delaware trustee and the three administrative trustees, each of whom is an officer of the
                   Company.
         4.6       Amended and Restated Trust Agreement, dated as of March 16,
                   2006 among the Registrant, as depositor, Wilmington Trust
                   Company, as property trustee, Wilmington Trust Company, as
                   Delaware trustee and the three administrative trustees, each of whom is an officer of the Company.
       *10.1       Investment Advisory Agreement between the Registrant and
                   BlackRock Financial Management, Inc.
       *10.2       Amendment No. 1 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
       *10.3       Amendment No. 2 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
       *10.4       Amendment No. 3 to the Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
       *10.5       Amended and Restated Investment Advisory Agreement between the Registrant and BlackRock Financial Management, Inc.
       *10.7       Form of 1998 Stock Option Incentive Plan.
       *10.8       Annex I to Master Repurchase Agreement, dated as of July 8,
                   2002, between Anthracite Funding LLC and Deutsche Bank AG,
                   Cayman Islands.
        10.9       Accounting Services Agreement, dated as of December 9, 2005, between the Registrant and BlackRock Financial Management,
                   Inc.
        10.10      Multicurrency Revolving Facility Agreement, dated as of
                   February 14, 2006, among AHR Capital MS Limited, as
                   borrower, Morgan Stanley Mortgage Servicing Inc., as security trustee and Morgan Stanley Bank, as initial lender and agent.
        21.1       Subsidiaries of the Registrant
        23.1       Consent of Deloitte & Touche LLP
        24.1       Power of Attorney (included on signature page hereto)
        31.1       Certification of Chief Executive Officer
        31.2       Certification of Chief Financial Officer
        32.1       Section 1350 Certification of Chief Executive Officer and
                   Chief Financial Officer
_______________________________________________________________________________
     *   Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANTHRACITE CAPITAL, INC.

Date:  March 16, 2006                  By:  /s/ Christopher A. Milner
                                            -------------------------
                                            Christopher A. Milner
                                            Chief Executive Officer
                                            (duly authorized representative)


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

Date: March 16, 2006                 By: /s/ Christopher A. Milner
                                         ----------------------------
                                         Christopher A. Milner
                                         Chief Executive Officer


Date: March 16, 2006                 By: /s/ James J. Lillis
                                         ----------------------------
                                         James J. Lillis
                                         Chief Financial Officer


Date: March 16, 2006                 By: /s/ Ralph L. Schlosstein
                                         ----------------------------
                                         Ralph L. Schlosstein
                                         Chairman of the Board of Directors


Date: March 16, 2006                 By:
                                          ---------------------------
                                          Scott Amero
                                          Director

Date: March 16, 2006                 By:  /s/ Hugh R. Frater
                                          ---------------------------
                                          Hugh R. Frater
                                          Director


Date: March 16, 2006                 By:  /s/ Donald G. Drapkin
                                          ---------------------------
                                          Donald G. Drapkin
                                          Director


Date: March 16, 2006                 By:  /s/ Carl F. Geuther
                                          ---------------------------
                                          Carl F. Geuther
                                          Director


Date: March 16, 2006                 By:  /s/ Jeffrey C. Keil
                                          ---------------------------
                                          Jeffrey C. Keil
                                          Director


Date: March 16, 2006                 By:  /s/ Leon T. Kendall
                                          ---------------------------
                                          Leon T. Kendall
                                          Director


Date: March 16, 2006                 By:  /s/ Deborah J. Lucas
                                          ---------------------------
                                          Deborah J. Lucas
                                          Director