Form 10-Q
period 2006-03-31
ANTHRACITE CAPITAL INC
filed 2006-05-10
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: ________ to ________

                        Commission File Number 001-13937

                            ANTHRACITE CAPITAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 Maryland                                       13-3978906
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 40 East 52nd Street, New York, New York                           10022
 ---------------------------------------                     ----------------
 (Address of principal executive offices)                       (Zip Code)


       (Registrant's telephone number including area code):   (212) 810-3333
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer__      Accelerated filer X      Non-accelerated filer__

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            (1)     Yes _             No X

         As of May 10, 2006, 57,053,435 shares of common stock ($.001 par value per share) were outstanding.


                                           ANTHRACITE CAPITAL, INC.
                                                   FORM 10-Q
                                                     INDEX

PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

Item 1.       Financial Statements.................................................................4

              Consolidated Statements of Financial Condition (Unaudited)
              At March 31, 2006 and December 31, 2005..............................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2006 and 2005...................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Three Months Ended March 31, 2006............................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2006 and 2005...................................7

              Notes to Consolidated Financial Statements (Unaudited)...............................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................25

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..........................53

Item 4.       Controls and Procedures.............................................................58

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................59

Item 1A.      Risk Factors........................................................................59

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.........................59

Item 3.       Defaults Upon Senior Securities.....................................................59

Item 4.       Submission of Matters to a Vote of Security Holders.................................59

Item 5.       Other Information...................................................................59

Item 6.       Exhibits............................................................................59

SIGNATURES    ....................................................................................61

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

      (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
      (2) changes in political, economic or industry conditions, the interest rate environment or financial, capital and real estate markets, which could result in changes in the value of the Company's assets;
      (3) the relative and absolute investment performance and operations of the Company's manager, BlackRock Financial Management, Inc. (the "Manager");
      (4)   the impact of increased competition;
      (5)   the impact of capital improvement projects;
      (6)   the impact of future acquisitions and divestitures;
      (7)   the unfavorable resolution of legal proceedings;
      (8)   the extent and timing of any share repurchases;
      (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
      (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Manager or The PNC Financial Services Group, Inc. ("PNC Bank");
      (11) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Manager;
      (12) the ability of the Manager to attract and retain highly talented professionals.
      (13)  fluctuations in foreign currency exchange rates; and
      (14) the impact of changes to tax legislation and, generally, the tax position of the Company.

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


Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   Anthracite Capital, Inc. and Subsidiaries
                                Consolidated Statements of Financial Condition
                                     (in thousands, except per share data)
                                                  (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 2006             December 31, 2005
                                                                                --------------             -----------------
ASSETS
Cash and cash equivalents                                                                     $27,590                     $40,556
Restricted cash equivalents                                                                     1,069                       1,246
Securities available-for-sale, at fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")              $829,678                     $826,955
     Investment grade CMBS                                                   1,364,681                    1,157,164
     Residential mortgage-backed securities ("RMBS")                           187,551                       92,817
                                                                            -----------               --------------
Total securities available-for-sale                                                         2,381,910                   2,076,936
Commercial mortgage loan pools, at amortized cost                                           1,287,277                   1,292,407
Securities held-for-trading, at estimated fair value
     CMBS                                                                       21,260                       21,264
     RMBS                                                                      155,259                      166,209
                                                                            -----------               --------------
Total securities held-for-trading                                                             176,519                     187,473
Commercial mortgage loans, net                                                                361,723                     365,806
Equity investments                                                                            155,063                     110,650
Real estate, held-for-sale                                                                      5,435                           -
Other assets                                                                                  117,595                      89,185
                                                                                       ---------------              --------------
     Total Assets                                                                          $4,514,181                  $4,164,259
                                                                                       ===============              ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                                $1,066,574                   $1,066,930
    Secured by pledge of subordinated CMBS                                     113,899                       83,213
    Secured by pledge of other securities available-for-sale                   860,154                      606,209
    Secured by pledge of commercial mortgage loan pools                      1,273,796                    1,278,908
    Secured by pledge of securities held-for-trading                           132,760                      176,361
    Secured by pledge of commercial mortgage loans                             201,347                      229,556
    Junior subordinated notes to subsidiary trust issuing preferred
    securities                                                                 180,477                       77,380
                                                                            -----------               --------------
Total borrowings                                                                           $3,829,007                  $3,518,557
Payable for investments purchased                                                              20,660                           -
Distributions payable                                                                          16,873                      16,673
Other liabilities                                                                              26,629                      31,011
                                                                                       ---------------              --------------
     Total Liabilities                                                                     $3,893,169                  $3,566,241
                                                                                       ---------------              --------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares authorized;
   57,053 shares issued and outstanding in 2006;
     56,339 shares issued and outstanding in 2005                                                  57                          56
9.375% Series C Preferred stock, liquidation preference $57,500                                55,435                      55,435
Additional paid-in capital                                                                    619,984                     612,368
Distributions in excess of earnings                                                         (127,219)                   (130,038)
Accumulated other comprehensive income                                                         72,755                      60,197
                                                                                       ---------------              --------------
      Total Stockholders' Equity                                                              621,012                     598,018
                                                                                       ---------------              --------------
      Total Liabilities and Stockholders' Equity                                           $4,514,181                  $4,164,259
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


                                   Anthracite Capital, Inc. and Subsidiaries
                               Consolidated Statements of Operations (Unaudited)
                                     (in thousands, except per share data)

                                                                         For the Three     For the Three
                                                                         Months Ended      Months Ended
                                                                        March 31, 2006    March 31, 2005
                                                                       ------------------------------------
Income:
    Interest from securities available-for-sale                                  $38,897           $33,341
    Interest from commercial mortgage loans                                        8,015             5,344
    Interest from commercial mortgage loan pools                                  13,227            13,552
    Interest from securities held-for-trading                                      1,925             2,170
    Earnings from equity investments                                               9,342             2,605
    Earnings from real estate joint ventures                                           -                59
    Interest from cash and cash equivalents                                          337               237
                                                                       ------------------------------------
        Total income                                                              71,743            57,308
                                                                       ------------------------------------

Expenses:
    Interest                                                                      44,632            35,143
    Interest - securities held-for-trading                                         1,893             1,361
    Management and incentive fee                                                   4,219             2,579
    General and administrative expense                                             1,104               820
                                                                       ------------------------------------
        Total expenses                                                            51,848            39,903
                                                                       ------------------------------------

Other gains (losses):
Sale of securities available-for-sale                                                 34                10
Securities held-for-trading                                                          950           (1,372)
Foreign currency gain (loss)                                                          44             (168)
Loss on impairment of assets                                                       (781)             (159)
                                                                       ------------------------------------
       Total other gains (losses)                                                    247           (1,689)
                                                                       ------------------------------------

Net income                                                                        20,142            15,716
                                                                       ------------------------------------

Dividends on preferred stock                                                       1,348             1,348
                                                                       ------------------------------------

Net income available to common stockholders                                      $18,794           $14,368
                                                                       ====================================

Net income per common share, basic:                                                $0.33             $0.27
                                                                       ====================================

Net income per common share, diluted:                                              $0.33             $0.27
                                                                       ====================================

Dividend declared per share of Common Stock                                        $0.28             $0.28

Weighted average number of shares outstanding:
    Basic                                                                         56,672            53,294
    Diluted                                                                       56,678            53,303

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2006
(in thousands)



-------------------------------------------------------------------------------------------------------------------------------
                                                   Series                             Accumulated
                                        Common       C      Additional Distributions     Other                        Total
                                        Stock,   Preferred   Paid-In    In Excess    Comprehensive  Comprehensive  Stockholders'
                                      Par Value    Stock     Capital   Of Earnings      Income          Income       Equity
                                      -----------------------------------------------------------------------------------------
Balance at January 1, 2006                 $56    $55,435   $612,368  $(130,038)        $60,197                      $598,018

Net income                                                               20,142                          $20,142       20,142

Unrealized gain on cash flow hedges                                                      34,543           34,543       34,543

Reclassification of losses from cash
flow hedges included in net income                                                        1,503            1,503        1,503

Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                          (23,488)         (23,488)     (23,488)
                                                                                                  ---------------
                                                                                                          12,558
Other comprehensive income
                                                                                                  ---------------
                                                                                                         $32,700
Comprehensive income
                                                                                                  ===============

Dividends declared-common stock                                         (15,975)                                      (15,975)

Dividends declared - preferred stock                                     (1,348)                                       (1,348)

Issuance of common stock                     1                 7,616                                                    7,617
                                      ----------------------------------------------------------------------------------------

Balance at March 31, 2006                  $57    $55,435   $619,984  $(127,219)        $72,755                      $621,012
                                      ========================================================================================


Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                 $(23,522)
Reclassification for realized gains previously recorded as unrealized                                         34
                                                                                                  ---------------
                                                                                                        $(23,488)
                                                                                                  ===============
The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                                     For the Three            For the Three
                                                                                      Months Ended            Months Ended
                                                                                     March 31, 2006          March 31, 2005
                                                                                     --------------          --------------

 Cash flows from operating activities:

      Net income                                                                           $20,142                 $15,716

 Adjustments to reconcile net income to net cash provided by operating activities:

         Decrease in trading securities                                                     11,904                  15,254

         Net (gain) loss on sale of securities                                                (984)                  1,362

         Earnings from subsidiary trust                                                        (79)                      -

         Distributions from subsidiary trust                                                    51                       -

         Earnings from equity investments and real estate joint ventures                    (9,342)                 (2,664)

         Distributions of earnings from equity investments and real estate
         joint ventures                                                                      6,862                     355

         Amortization of collateralized debt obligation issuance costs                         553                     524

         Amortization of junior subordinated note issuance costs                                30                       -

         Premium amortization (net)                                                            136                     888

         Loss on impairment of assets                                                          781                     159

         Unrealized net foreign currency gain                                                 (390)                   (787)

         Decrease in other assets                                                           16,329                  12,892

        Decrease in other liabilities                                                       (3,094)                (12,136)
                                                                                 -----------------------  ----------------------
                                                                                            42,899                  31,563
 Net cash provided by operating activities
                                                                                 -----------------------  ----------------------

 Cash flows from investing activities:
                                                                                         (322,642)                 (6,075)
      Purchase of securities available-for-sale
                                                                                            12,538                  11,034
      Principal payments received on securities available-for-sale
                                                                                             2,115                   2,208
      Repayments received from commercial mortgage loan pools
                                                                                          (48,883)                       -
      Funding of commercial mortgage loans
                                                                                            48,385                  25,361
      Repayments received from commercial mortgage loans
                                                                                           (5,435)                       -
      Purchase of real estate held-for-sale
                                                                                               177                   2,580
      Decrease in restricted cash equivalents

      Return of capital from equity investments and joint ventures                          11,857                   5,031

      Investment in equity investments                                                     (48,216)                      -
                                                                                 -----------------------  ----------------------
 Net cash (used in) provided by investing activities                                      (350,104)                 40,139
                                                                                 -----------------------  ----------------------

 Cash flows from financing activities:

      Net increase (decrease) in borrowings under reverse repurchase agreements            210,619                 (51,401)
            and credit facilities

      Repayments of borrowings secured by commercial mortgage loan pools                    (1,908)                 (5,367)

      Repayments of collateralized debt obligations                                          (603)                   (203)

      Issuance of junior subordinated notes to subsidiary trust                            100,000                       -

      Issuance costs of junior subordinated notes                                           (3,075)                      -

      Dividends paid on preferred stock                                                     (1,348)                 (1,348)

      Proceeds from issuance of common stock, net of offering costs                          6,329                      91

      Dividends paid on common stock                                                       (15,775)                (14,924)
                                                                                 -----------------------  ----------------------
 Net cash provided (used in) by financing activities                                       294,239                 (73,152)

                                                                                 -----------------------  ----------------------
 Net decrease in cash and cash equivalents                                                 (12,966)                 (1,450)

 Cash and cash equivalents, beginning of period                                             40,556                  23,755
                                                                                 -----------------------  ----------------------

 Cash and cash equivalents, end of period                                                  $27,590                 $22,305
                                                                                 =======================  ======================


 Supplemental disclosure of cash flow information:
      Interest paid                                                                        $31,509                 $23,563
                                                                                 =======================  ======================

      Investments purchased not settled                                                    $20,660                $  9,072
                                                                                 =======================  ======================


 Supplemental disclosure of non-cash investing and financing activities:

 Investments in subsidiary trusts                                                          $ 3,097            $          -
                                                                                 =======================  ======================


The accompanying notes are an integral part of these consolidated financial statements.


Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------

Note 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the "Company") is a real estate finance company that primarily generates income based on the spread between the interest income on its commercial real estate assets and the interest expense from borrowings used to finance those investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust ("REIT") under the United States Internal Revenue Code of 1986, as amended (the "Code") and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's ongoing investment activities primarily encompass three core investment activities:
    1)   Commercial Real Estate Securities
    2)   Commercial Real Estate Loans
    3)   Commercial Real Estate Equity

The accompanying March 31, 2006 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

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

Recent Accounting Developments

Accounting Changes and Corrections

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 154"). SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 had no impact on the Company's consolidated financial statements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The Company adopted SFAS No. 123R, as amended, effective January 1, 2006 with no impact to the consolidated financial statements as there are no unvested options as of December 31, 2005 and the Company applied the fair value method to all options issued after January 1, 2003.

Reverse Repurchase Agreements

The FASB has placed an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on the Company's balance sheet and should instead be treating the Company's net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At March 31, 2006, the Company has identified available-for-sale securities with a fair value of $120,999 which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at March 31, 2006, total assets and total liabilities would each be reduced by approximately $120,999.

Impairment of Investments

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB Opinion No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company's condensed consolidated financial statements.

Recent Accounting Developments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that: (1) companies that have embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133 may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (2) clarifies that concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity's first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company is currently evaluating the potential impact of SFAS No. 155 and intends to adopt the Statement on January 1, 2007.

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


                                                                                         For the Three       For the Three
                                                                                         Months Ended         Months Ended
                                                                                        March 31, 2006       March 31, 2005
                                                                                      ------------------  -------------------
 Numerator:

        Net income available to common stockholders                                              $18,794              $14,368
                                                                                       ------------------  -------------------
        Numerator for basic and diluted earnings per share                                       $18,794              $14,368
                                                                                       ==================  ===================

 Denominator:
        Denominator for basic earnings per share--weighted average common shares
        Outstanding                                                                           56,671,961           53,294,024
        Dilutive effect of stock options                                                           5,718                9,195
                                                                                       ------------------  -------------------
        Denominator for diluted earnings per share--weighted average common shares             56,677,679           53,303,219
        outstanding and common stock equivalents outstanding
                                                                                       ==================  ===================

 Basic net income per weighted average common share:                                               $0.33                $0.27
                                                                                       ------------------  -------------------
 Diluted net income per weighted average common share and common share equivalents:                $0.33                $0.27
                                                                                       ------------------  -------------------

Total anti-dilutive stock options excluded from the calculation of net income per share were 1,384,151 and 1,385,151 for the three months ended March 31, 2006 and 2005, respectively.

Note 3   SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2006 are summarized as follows:


                                                                                   Gross           Gross          Estimated
                                                                Amortized     Unrealized Gain    Unrealized          Fair
                   Security Description                           Cost                              Loss            Value
------------------------------------------------------------ ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                                $98,721             $750        $(4,055)           $95,416
Investment grade CMBS                                                647,427           39,274        (13,064)           673,637
Non-investment grade rated subordinated securities                   581,452           54,925         (7,552)           628,825
Non-rated subordinated securities                                     41,343            3,295           (174)            44,464
Credit tenant leases                                                  24,857              522           (677)            24,702
Investment grade REIT debt                                           249,297            6,130         (4,196)           251,231
Multifamily agency securities                                        372,092                -        (11,426)           360,666
CDO investments                                                      117,259            1,731         (3,572)           115,417
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    2,132,448          106,627        (44,716)         2,194,359
                                                             ---------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                                     73,950               16         (1,476)            72,490
Residential CMOs                                                     102,829               59         (2,291)           100,597
Hybrid adjustable rate mortgages ("ARMs")                             14,945                -           (481)            14,464
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      191,724               75         (4,248)           187,551
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                               $2,324,172         $106,702       $(48,964)        $2,381,910
                                                             ================ ================ =============== =================


As of March 31, 2006, the Company's securities available-for-sale included non-dollar denominated assets with an estimated fair value of $60,555.

As of March 31, 2006, an aggregate of $2,197,394 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

During the three months ended March 31, 2006 and 2005, respectively, the Company realized gains of $34 and $10 on securities available-for-sale.

The following table shows the Company's estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.


                                       Less than 12 Months             12 Months or More                    Total
                                   ------------ ---------------- ------------ ----------------- ------------- -----------------
                                    Estimated        Gross        Estimated        Gross         Estimated         Gross
                                      Fair        Unrealized        Fair         Unrealized         Fair         Unrealized
                                      Value         Losses          Value          Losses          Value           Losses
                                   ------------ ---------------- ------------ ----------------- ------------- -----------------
CMBS IOs                               $52,903         $(2,869)      $22,852          $(1,186)       $75,755          $(4,055)
Investment grade CMBS                  151,373          (3,584)      114,660           (9,480)       266,033          (13,064)
Non-investment grade rated
   subordinated securities             180,242          (5,360)       23,998           (2,192)       204,240           (7,552)
Non-rated subordinated securities        2,371            (174)            -                 -         2,371             (174)
Credit tenant leases                         -                -       15,859             (677)        15,859             (677)
Investment grade REIT debt              38,191          (1,145)       48,858           (3,051)        87,049           (4,196)
Multifamily agency securities          338,627         (10,975)       22,039             (451)       360,666          (11,426)
CDO investments                         56,862          (3,572)            -                 -        56,862           (3,572)
Agency adjustable rate securities            -                -       70,436           (1,476)        70,436           (1,476)
Residential CMOs                        99,984          (2,291)            -                 -        99,984           (2,291)
Hybrid ARMs                                  -                -       14,464             (481)        14,464             (481)
                                   ------------ ---------------- ------------ ----------------- ------------- -----------------
Total temporarily impaired
   securities                         $920,553        $(29,970)     $333,166         $(18,994)    $1,253,719         $(48,964)
                                   ============ ================ ============ ================= ============= =================


The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2006.

As of March 31, 2006, the anticipated weighted average yield to maturity based upon the amortized cost of the subordinated CMBS ("reported yield") was 10.6% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 5.9%. The Company's anticipated yields on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.


Note 4    IMPAIRMENTS - CMBS

The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20") on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.

As of March 31, 2006, the Company had two CMBS that required an impairment of $781. As of March 31, 2005, the Company had one CMBS that required an impairment of $159. The decline in the updated yields that caused the impairments is not related to increases in losses but rather changes in the timing of credit losses and prepayments. Based on current economic conditions, the Company believes the impairments will be recovered over the remaining life of the bonds.


Note 5   COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company negotiated for and obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a qualifying special-purpose entity ("QSPE") and FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R") required the Company to consolidate the net assets and results of operations of the trust.

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


Note 6  SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At March 31, 2006, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $155,259 and CMBS with an estimated fair value of $21,260. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 7   EQUITY INVESTMENTS

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund ("BlackRock Diamond"). At March 31, 2006, 80.6% of the commitment has been called and the Company owned approximately 34.6% of BlackRock Diamond. The Company's investment in BlackRock Diamond at March 31, 2006 was $86,415.

The Company recorded $5,542 of income related to its ownership in BlackRock Diamond for the three months ended March 31, 2006, as reported by BlackRock Diamond. Of the $5,542 in income, $370 represented current income and $5,172 represented unrealized capital appreciation. The Company's investment represents a 34.6% interest in a portfolio of fifteen assets with a total market value of approximately $367,000. BlackRock Diamond carries its real estate investments at estimated fair values based upon valuations performed internally and upon appraisal reports prepared annually by independent real estate appraisers. The estimated fair values of real estate may differ significantly from those that could be realized if the real estate were actually offered for sale in the market place.

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon Capital, Inc. ("Carbon I"). On July 12, 2004, the investment period expired. The Company's investment in Carbon I at March 31, 2006 was $6,634. At March 31, 2006, the Company owned approximately 20% of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"). The Company's investment in Carbon II at March 31, 2006 was $60,364. The Company's remaining commitment at March 31, 2006 was $39,472. At March 31, 2006, the Company owned approximately 26% of Carbon II.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. On March 13, 2006, the Company funded a capital call for 16.5% of its commitment. The Company's investment in Dynamic India Fund IV at March 31, 2006 was $1,650.


Note 8   REAL ESTATE, HELD-FOR-SALE

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets specifies that long-lives assets to be disposed by sale, which meet certain criteria, should be classified as real estate held-for-sale and measured at the lower of its carrying amount or fair value less costs of sale. In addition, depreciation is not recorded for real estate held-for-sale.

During the quarter, the Company purchased a defaulted loan from a Controlling Class CMBS trust. The loan was secured by a first mortgage on a multi-family property in Texas. Subsequent to the loan purchase, the property was acquired by the Company at foreclosure. The Company's plan is to enhance leasing activity and increase occupancy rates. Subsequently, the performance of the asset has improved and the Company has entered into a contract to sell the property for an amount in excess of the Company's basis. The sale is contingent on due diligence and other closing matters. The multi-family property acquired during the quarter meets the requirement of SFAS No. 144 and is carried at its acquisition cost of $5,435 and no depreciation was recorded during the quarter.


Note 9    BORROWINGS

The Company's borrowings consist of credit facilities, reverse repurchase agreements, CDOs, trust preferred securities, and commercial mortgage loan pools.

Reverse Repurchase Agreements and Credit Facilities

On February 16, 2006, the Company entered into a $200,000 committed non-dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of March 31, 2006, there were no borrowings under this facility.

On March 17, 2006, the Company entered into a $100,000 committed non-dollar credit facility with Bank of America, N.A. which matures in September 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of March 31, 2006, there were no borrowings under this facility.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the estimated fair value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

CDOs

On May 2, 2006, the Company announced the pricing of its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt. The debt will be secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, will be privately placed, and the Company will receive additional CDO debt rated BB and 100% of the preferred shares issued by the CDO. The transaction is expected to close on May 23, 2006.

The terms of the offering permit the Company to contribute to the CDO up to $50,000 of additional CMBS during a ramp-up period. These CMBS assets will be contributed at par value. The debt issuance is intended to match fund existing Company assets to be contributed to the CDO at closing, and the assets to be purchased during the ramp-up period, with long-term liabilities. The Company intends to account for this transaction on its balance sheet as a financing. All debt placed will either carry a fixed rate or will be hedged to create a current cost of funds of approximately 6.3% after issuance expenses and will have a weighted average life of 8.1 years. The Company will use the net proceeds of the offering to pay down existing debt on the CDO collateral. Since the CDO collateral was not fully levered, the Company expects excess cash of $93,000 after the pay down of existing debt in addition to the $50,000 ramp facility. Following the closing of CDO HY3, approximately 93% of the Company's subordinated CMBS will be match funded in CDOs.

Certain information with respect to the Company's collateralized borrowings at March 31, 2006 is summarized as follows:


                                     Reverse         Credit         Commercial        Collateralized        Total
                                    Repurchase                    Mortgage Loan                         Collateralized
                                    Agreements     Facilities         Pools          Debt Obligations      Borrowings
                                 --------------- -------------- ----------------- -------------------- -----------------
Outstanding borrowings               $1,060,329       $254,016        $1,267,611           $1,066,574        $3,648,530

Weighted average
    borrowing rate                        4.89%          5.75%             3.97%                6.01%             4.96%
Weighted average
    remaining maturity                  25 days      1.15 years       6.57 years           6.53 years         4.29 years
Estimated fair value of
    assets pledged                   $1,099,519        $397,002       $1,287,277           $1,236,602         $4,020,400

As of March 31, 2006, the Company's collateralized borrowings had the following remaining maturities:


                                Reverse                        Commercial Mortgage                                Total
                              Repurchase          Credit            Loan Pools         Collateralized        Collateralized
                              Agreements        Facilities                            Debt Obligations*        Borrowings
                            ---------------- ----------------- --------------------- -------------------- ----------------------
Within 30 days                   $1,027,784                $-                    $-                   $-             $1,027,784
31 to 59 days                         4,244            12,698                     -                    -                 16,942
60 days to less than 1
year                                 28,301            86,445                     -                    -                114,746
1 year to 3 years                         -           154,873                     -                    -                154,873
3 years to 5 years                        -                 -                     -                    -                      -
Over 5 years                              -                 -             1,267,611            1,066,574              2,334,185
                            ---------------- ----------------- --------------------- -------------------- ----------------------
                                 $1,060,329          $254,016            $1,267,611           $1,066,574             $3,648,530
                            ================ ================= ===================== ==================== ======================


* As of March 31, 2006, collateralized debt obligations are comprised of $418,834 of CDO debt with a weighted average remaining maturity of 6.04 years, $292,585 of CDO debt with a weighted average remaining maturity of 6.42 years, and $367,440 of CDO debt with a weighted average remaining maturity of 7.14 years.

Trust Preferred

On January 31, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust ("Trust II"). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.

On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust ("Trust III" and collectively with Trust II, the "Trusts"). The trust preferred securities have a thirty-year term ending March 15, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

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

The Company's interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company's financial statements. Interest on the junior subordinated notes is included in interest expense on the consolidated statement of operations while the common securities are included as a component of other assets on the Company's consolidated statement of financial condition.


Note 10   COMMON STOCK

Pursuant to its 2006 Management Agreement (defined below), 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock. On March 20, 2006 the Company issued 117,679 shares of Common Stock related to $1,287 of fourth quarter 2005 incentive fees. See Note 11 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company's Management Agreement.

For the three months ended March 31, 2006, the Company issued 590,216 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $6,270. For the three months ended March 31, 2005, the Company issued 7,706 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $91. As of February 24, 2006, the Company suspended the Dividend Reinvestment Plan for all future investments dates.

During the three months ended March 31, 2006, 7,000 stock options with an exercise price of $8.44 per share were exercised pursuant to the Company's stock option plan (the "1998 Stock Option Plan"). Net proceeds to the Company were $59.

On February 24, 2006, the Company declared dividends to its common stockholders of $0.28 per share, payable on May 1, 2006 to stockholders of record on March 31, 2006. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.


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

To provide an incentive, the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.36 per common share at March 31, 2006).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors' February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized the Company to seek stockholder approval of a compensatory deferred stock plan. Pending stockholder approval, the Company would establish a stock based incentive plan where one half of one percent of common shares outstanding will be paid to the Manager in 2006.

The Company incurred $3,050 and $2,579 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2006 and 2005, respectively. The Company incurred $1,169 in incentive fees for the three months ended March 31, 2006. The Company did not incur incentive fees for the three months ended March 31, 2005. As of March 31, 2006 and 2005, respectively, management and incentive fees of $4,095 and $2,438 are payable to the Manager. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $40 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration and investment accounting agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2006 and 2005, the Company recorded administration and investment accounting fees of $182 and $51, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 20 of the Company's 24 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank, and therefore an affiliate of the Manager. The Company's fees for Midland's services are at market rates.

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At March 31, 2006, 80.6% of the commitment has been called and the Company owned approximately 34.6% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at March 31, 2006 was $86,116. The Company's unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of March 31, 2006 was $6,634. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On March 31, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At March 31, 2006, the Company's investment in Carbon II was $60,364 and the Company's remaining commitment to Carbon II is $39,472. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2006, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.


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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At March 31, 2006 and December 31, 2005, respectively, the balance of such net margin deposits held by the Company as collateral under these agreements totaled $1,069 and $1,246.

As of March 31, 2006, the Company had interest rate swaps with notional amounts aggregating $1,446,091 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $53,096 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $2,914 are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2006, the net change in the estimated fair value of the interest rate swaps was an increase of $35,158, of which $615 was deemed ineffective and is included as a decrease of interest expense and $34,543 was recorded as an addition to OCI. As of March 31, 2006, the $1,446,091 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.65 years.

During the quarter ended March 31, 2006, the Company terminated one of its interest rate swaps with a notional amount of $36,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $1,733 gain in value incurred from OCI to interest expense over 7.19 years, which was the remaining term of the swap at the time it was closed out. For the quarter ended March 31, 2006, $20 was reclassified as a decrease to interest expense and $241 will be reclassified as a decrease to interest expense for the next 12 months. As of March 31, 2006 the Company has, in aggregate, $31,962 of losses related to terminated swaps in OCI. For the quarter ended March 31, 2006, $1,503 was reclassified as an increase to interest expense and $5,693 will be reclassified as an increase to interest expense for the next twelve months.

As of March 31, 2006, the Company had interest rate swaps with notional amounts aggregating $323,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $4,994 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $105 are included in other liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2006, the change in estimated fair value for these trading derivatives was an increase of $2,304 and is included as a reduction of loss on securities held-for-trading in the consolidated statements of operations. As of March 31, 2006, the $323,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 6.49 years.

At March 31, 2006, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at March 31, 2006 of $370 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for the Company's international subsidiaries. Foreign currency transaction gains or losses related to the Company's non-dollar denominated assets and liabilities are recognized in the period incurred and are included in other gain (loss) in the consolidated statement of operations. The Company uses foreign currency forward commitments to hedge the Company's net foreign investments. Gains and losses on foreign currency forward commitments are included in other gain (loss) in the consolidated statement of operations. The Company recorded net foreign currency transaction gain (loss) of $44 and $(168) for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $(84,495) and $(55,390) included in other liabilities on the consolidated statement of financial condition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.   General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (the "Company") is a commercial real estate company that invests in commercial real estate opportunities in the United States and Europe. The company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also recently began investing in diversified portfolios of commercial real estate in the United States. The Company commenced operations on March 24, 1998.

The Company's common stock is traded on the New York Stock Exchange under the symbol "AHR". The Company's primary long-term objective is to distribute consistent dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates, projected hedging costs and the estimated return potential of its real estate investments.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $463 billion of assets under management, including more than $10 billion in real estate equity and debt as of March 31, 2006. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.

The Company's ongoing investment activities primarily encompass three core investment activities:
     1)  Commercial Real Estate Securities
     2)  Commercial Real Estate Loans
     3)  Commercial Real Estate Equity

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company's equity strategy is to invest in a diverse portfolio of commercial real estate with the objective of repositioning the property to maximize its value. The return objective is to provide strong returns over a medium term period of 4 to 7 years through a combination of real estate operating income and capital gains. It is expected that, over the short term, current returns will fluctuate as gains and losses are reported based on a valuation process each quarter. The Company believes that the combination of these activities will result in a strong, sustainable dividend stream for our shareholders.

The Company's fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company's asset types as of March 31, 2006 and December 31, 2005:


                                                     Carrying Value as of
                                            March 31, 2006        December 31, 2005
                                           Amount        %         Amount        %
                                       -------------------------------------------------
Commercial real estate securities          $2,215,620  50.8%       $2,005,383  49.7%
Commercial mortgage loan pools(1)           1,287,277  29.5         1,292,407  32.0
Commercial real estate loans((2))             428,720   9.8           425,453  10.6
Commercial real estate equity                  88,065   2.0            51,003   1.3
Residential mortgage-backed securities        342,810   7.9           259,026   6.4
                                       -------------------------------------------------

Total                                      $4,362,492    100.0%    $4,033,272    100.0%
                                       -------------------------------------------------

    (1) Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
    (2) Includes the Company's investments in the Carbon Capital Funds at March 31, 2006 and December 31, 2005.

During the first quarter of 2006, the Company purchased a total of $313,142 of commercial real estate assets. Included in this amount is $40,317 of non-dollar denominated assets as the Company continues to expand its non-U.S. investment activities. Commercial real estate assets purchased were comprised of: $128,032 of CMBS, $105,092 of multifamily agency securities, $48,637 of commercial real estate loans and $31,381 of real estate equity. In addition, the Company purchased $98,225 of investment grade residential mortgage-backed securities.



Commercial Real Estate Securities Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities included in as well as outside the CDOs as of March 31, 2006:


                                                                                 Adjusted                   Loss
                                                      Estimated       Dollar     Purchase      Dollar      Adjusted
                                             Par      Fair Value      Price       Price        Price        Yield
                                     ------------------------------------------------------------------------------
Investment grade CMBS                     $182,474       $180,421       98.87      $190,926      104.63        4.42%
Investment grade real estate
investment trust ("REIT") debt              23,000         21,516       93.55        22,834       99.28        5.49%
CMBS rated BB+ to B                        198,689        164,771       82.93       169,373       85.25        7.99%
CMBS rated B- or lower                     188,359         65,683       34.87        61,934       32.88        8.53%
CDO Investments                            423,349        115,418       27.26       117,259       27.70       17.62%
CMBS Interest Only securities ("IOs")    3,461,113         95,415        2.76        98,721        2.85        6.56%
Multifamily agency securities              361,931        360,666       99.65       372,092      102.81        4.87%
                                     --------------------------------------------------------------------------------
Total commercial real estate
securities outside CDOs                  4,838,915      1,003,890       20.75     1,033,139       21.35        7.14%
                                     --------------------------------------------------------------------------------

Investment grade CMBS                      515,555        512,565       99.42       476,849       92.49        7.69%
Investment grade REIT debt                 223,445        229,715      102.81       226,463      101.35        6.15%
CMBS rated BB+ to B                        510,302        440,602       86.34       389,022       76.23       10.11%
CMBS rated B- or lower                       5,439          4,145       76.21         4,292       78.91       12.84%
Credit tenant lease                         24,187         24,703      102.13        24,857      102.77        5.68%
                                     --------------------------------------------------------------------------------
Total commercial real estate
securities included in CDOs              1,278,928      1,211,730       94.75     1,121,483       87.69        8.20%
                                     --------------------------------------------------------------------------------
Total commercial real estate
securities                              $6,117,843     $2,215,620       36.22    $2,154,622       35.22        7.69%
                                     ================================================================================

The following table details the par, estimated fair value, adjusted purchase price and loss adjusted yield of the Company's commercial real estate securities included in as well as outside the CDOs as of December 31, 2005:

                                                                                Adjusted                   Loss
                                                     Estimated       Dollar     Purchase      Dollar      Adjusted
                                            Par      Fair Value      Price       Price        Price        Yield
                                     ------------------------------------------------------------------------------
Investment grade CMBS                  $150,128       $151,889      101.17      $161,314      107.45        4.00%
Investment grade real estate
investment trust ("REIT") debt           23,000         21,828       94.90        22,828       99.25        5.49%
CMBS rated BB+ to B                     104,784         90,289       86.17        92,931       88.69        7.77%
CMBS rated B- or lower                  132,242         47,854       36.19        45,070       34.08        9.17%
CDO Investments                         423,349        124,549       29.42       112,577       26.59       17.29%
CMBS Interest Only securities("IOs")  3,505,646        103,363        2.95       103,120        2.94        6.58%
Multifamily agency securities           256,398        263,362      102.72       268,319      104.65        4.77%
                                     ------------------------------------------------------------------------------
Total commercial real estate          4,595,547        803,134       17.48       806,159       17.54        7.21%
securities outside CDOs
                                     ------------------------------------------------------------------------------

Investment grade CMBS                   375,502        377,291      100.48       354,561       94.42        7.37%
Investment grade REIT debt              223,445        233,939      104.70       226,583      101.40        6.15%
CMBS rated BB+ to B                     656,207        566,181       86.28       513,446       78.24        9.16%
Credit tenant lease                      24,317         24,837      102.14        24,995      102.79        5.68%
                                     ------------------------------------------------------------------------------
Total commercial real estate          1,279,472      1,202,248       93.96     1,119,585       87.50        7.91%
securities included in CDOs
                                     ------------------------------------------------------------------------------
Total commercial real estate
securities                           $5,875,019     $2,005,383       34.13    $1,925,744       32.78        7.61%
                                     ==============================================================================

During the three months ended March 31, 2006, the Company's commercial real estate securities portfolio increased by approximately 10.5% from an estimated fair value of $2,005,383 at December 31, 2005, compared with $2,215,620 at March 31, 2006.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At March 31, 2006, over 65% of the estimated fair value of the Company's subordinated CMBS is match funded in the Company's CDOs in this manner. Following the closing of CDO HY3, approximately 93% of the Company's subordinated CMBS will be match funded in CDOs.

The Company retained 100% of the equity of CDOs I, II and III (as defined below) and recorded the transactions on its consolidated financial statements as secured financing. The table below summarizes the Company's CDO debt and collateral at March 31, 2006.


                   Collateral as of March 31, 2006             Debt as of March 31, 2006
               -------------------------------------------------------------------------------
               Adjusted Purchase  Loss Adjusted Yield     Adjusted Issue    Weighted Average
                     Price                                     Price         Cost of Funds *   Net Spread
               ------------------------------------------------------------------------------- -----------
CDO I                    $442,181          9.19%                $406,429             7.05%          2.14%
CDO II                    326,861          7.96%                 292,708**           5.80%          2.16%
CDO III                   377,881          7.22%                 367,437**           5.03%          2.19%
----------------------------------------------------------------------------------------------------------
Total **               $1,146,923          8.19%              $1,066,575             6.01%          2.18%


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
                                                             ==================


Real Estate Credit Profile of Below Investment Grade CMBS

The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At March 31, 2006, the Company owns 24 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $33,598,059. At March 31, 2006, subordinated Controlling Class CMBS with a par of $708,070 were included on the Company's consolidated statement of financial condition. Subordinated Controlling Class CMBS with a par of $711,644 were held as collateral for CDOs HY1 and HY2.

The Company's other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company's other below investment grade CMBS at March 31, 2006, was $194,718; the average credit protection, or subordination level, of this portfolio is 3.92%.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at March 31, 2006 is as follows:


                                                         Adjusted      Adjusted
                              Estimated     Dollar       Purchase       Dollar     Subordination
                  Par         Fair Value     Price         Price         Price         Level
             ------------------------------------------------------------------------------------
BB+             $119,110       $105,829      88.85         $101,434      85.16        4.08%
BB               130,902        111,688      85.32           95,089      72.64        3.14%
BB-              122,786         94,939      77.32           88,471      72.05        3.40%
B+                84,788         60,281      71.10           56,696      66.87        2.60%
B                 62,125         41,768      67.23           35,658      57.40        2.07%
B-                36,771         19,848      53.98           19,359      52.65        1.27%
NR               151,588         45,833      30.24           14,574      28.09         n/a
             ------------------------------------------------------------------------------------
Total           $708,070       $480,186      67.82         $439,281      62.04

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2005 is as follows:


                                                                                       Weighted
                                                           Adjusted                     Average
                                Estimated     Dollar       Purchase       Dollar     Subordination
                    Par         Fair Value     Price         Price         Price         Level
               ------------------------------------------------------------------------------------
BB+               $139,541      $131,676      94.36        $120,541        86.38           5.64%
BB                  92,583        81,469      88.00          76,527        82.66           4.43%
BB-                110,514        92,116      83.35          85,829        77.66           4.15%
B+                  79,564        56,651      71.20          52,828        66.40           2.60%
B                  132,247        84,201      63.37          77,784        58.82           2.81%
B-                  23,775        13,216      55.59          12,303        51.75           1.24%
NR                  96,626        27,777      28.75          25,727        26.63             n/a
               ------------------------------------------------------------------------------------
Total             $674,850      $487,106      72.18        $451,539      66.91


Future delinquencies and losses may cause par reductions and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issue Task Force ("EITF") 99-20. During the three months ended March 31, 2006, the loan pools were paid down by $153,842. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

For all of the Company's Controlling Class securities, the Company follows a policy of assigning estimated losses to specific loans as well as adding a general loss assumption that is not loan specific. In performing continuing credit reviews on the 24 Controlling Class trusts, the Company estimates that specific losses totaling $497,635 related to principal of the underlying loans will not be recoverable, of which $186,335 is expected to occur over the next five years. The total loss estimate of $497,638 represents 1.48% of the total current underlying loan pools at March 31, 2006. Additionally, the Company assumes a constant default rate of approximately ten to forty basis points with a 35% loss severity and a one year recovery period. These estimates were developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. All estimated workout expenses including special servicer fees are included in these assumptions. These loss assumptions are then used to compute a loss adjusted yield, which is then used to record income on the Company's consolidated financial statements. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write down of the adjusted purchase price or write up of loss adjusted yields of the security may be required. (See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding as of March 31, 2006 are shown in the table below:

                         Underlying      Delinquencies         Lehman Brothers
         Vintage Year    Collateral       Outstanding           Conduit Guide
         ---------------------------------------------------------------------
            1998             $5,804,361            1.42%              1.49%
            1999                629,114            1.51%              1.73%
            2001                869,555            2.99%              1.29%
            2002              1,144,715            0.32%              0.53%
            2003              2,112,823            0.67%              0.47%
            2004              6,699,032            0.56%              0.24%
            2005             12,160,658            0.00%              0.16%
            2006              4,177,801            0.00%              0.00%
                     ---------------------------------------------------------
            Total           $33,598,059            0.51%             0.48%*

* Weighted average based on current principal balance.

Delinquencies on the Company's CMBS collateral as a percent of principal are in line with expectations and are consistent with comparable data provided in the Lehman Brothers Conduit Guide. Morgan Stanley also tracks CMBS loan delinquencies for the specific CMBS transactions with more than $200,000 of collateral and that have been seasoned for at least one year. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. At March 31, 2006, the Morgan Stanley index indicated that delinquencies on 350 securitizations were 0.92%, and at December 31, 2005, this same index indicated that delinquencies on 338 securitizations were 1.21%.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company as of March 31, 2006.

 -------------------------------------------------------- ---------------------------------------
                                                                      March 31, 2006
 -------------------------------------------------------- ---------------------------------------
                                                                                     % of
                                        Principal           Number of Loans        Collateral
 -------------------------------- ----------------------- ------------------- -------------------
 Past due 30 days to 60 days               $39,532                   5                 0.12%
 -------------------------------- ----------------------- ------------------- -------------------
 Past due 61 days to 90 days                10,240                   4                 0.03%
 -------------------------------- ----------------------- ------------------- -------------------
 Past due 91 days or more                   60,096                  16                 0.18%
 -------------------------------- ----------------------- ------------------- -------------------
 Real estate owned ("REO")                  59,514                   7                 0.18%
 -------------------------------- ----------------------- ------------------- -------------------
 Foreclosure                                 3,617                   1                 0.01%
 -------------------------------- ----------------------- ------------------- -------------------
 Total delinquent                         $172,999                  33                 0.51%
 -------------------------------- ----------------------- ------------------- -------------------
 Total principal balance               $33,598,059
 -------------------------------- ----------------------- ------------------- -------------------

Of the 33 delinquent loans at March 31, 2006, 7 loans were real estate owned and being marketed for sale, 1 loan was in foreclosure and the remaining 25 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.51%, which is consistent with industry averages. During the three months ended March 31, 2006, the underlying collateral experienced early payoffs of $153,842 representing 0.46% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $3,398 were realized during the three months ended March 31, 2006. This brings cumulative realized losses to $93,568, which is 18.8% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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


The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type as of March 31, 2006 and December 31, 2005 are as follows:

                         March 31, 2006 Exposure    December 31, 2005 Exposure
     -------------------------------------------------------------------------
                                           % of                          % of
     Property Type       Loan Balance      Total          Loan Balance   Total
     -------------------------------------------------------------------------
     Retail               $10,577,237      31.5%           $9,195,747    31.0%
     Office                10,359,572       30.8            9,406,148     31.7
     Multifamily            7,391,306       22.0            6,874,450     23.2
     Industrial             2,510,225        7.5            2,060,953      7.0
     Lodging                2,119,098        6.3            1,670,436      5.6
     Healthcare               297,530        0.9              299,692      1.0
     Other                    343,092        1.0              160,923      0.5
                       -------------------------------------------------------
     Total                $33,598,059       100%          $29,668,349     100%
                       =======================================================

As of March 31, 2006, the estimated fair value of the Company's holdings of subordinated Controlling Class CMBS is $40,904 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $48,153 and a gross unrealized loss of $7,249. The adjusted purchase price of the Company's subordinated Controlling Class CMBS portfolio as of March 31, 2006 represents approximately 62% of its par amount. The estimated fair value of the Company's subordinated Controlling Class CMBS portfolio as of March 31, 2006 represents approximately 68% of its par amount. As the portfolio matures, the Company expects to recoup the $7,249 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. As of March 31, 2006, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively effect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively effect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the three months ended March 31, 2006, there were eight credit upgrades on four of the Company's Controlling Class CMBS and no credit downgrades. Additionally, the Company experienced 23 upgrades and no downgrades related to non-Controlling Class commercial real estate securities during the three months ended March 31, 2006.

The Company's interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. As a result, for the years 1998 through March 31, 2006, the Company's GAAP income accrued on its CMBS assets was approximately $33,626 lower than the taxable income accrued on the CMBS assets.

Effect of Hurricanes on Below Investment Grade CMBS

During 2005, four properties which are security for mortgages in four separate Controlling Class CMBS transactions were damaged by Hurricane Katrina. The Company believes that two properties have adequate insurance coverage and the cash flows related to those Controlling Class CMBS transactions should not be adversely affected. As a result, the Company has not adjusted the loss assumed for these properties. However, two properties with aggregate outstanding loan balances of $14,640 have suffered significant damage. Based on the Company's on-site review of the damage incurred and information available to date, the anticipated loss for these properties has been adjusted and reflected in the Company's EITF 99-20 calculations. As more information is received, losses may be adjusted further.

In addition, the Company has concluded that no properties in its Controlling Class CMBS transactions were substantially affected by Hurricane Wilma.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type as of March 31, 2006 and December 31, 2005:


                                            Carrying Value
                             --------------------------------------------  Weighted Average
                                March 31, 2006       December 31, 2005           Yield
---------------------------- --------------------- ---------------------- --------------------
      Property Type             Amount        %       Amount        %        2006       2005
---------------------------- ----------- --------- ----------- ---------- --------- ----------

Office                           $94,087     26.0%     $94,432      25.8%      8.9%       8.9%
Residential                       49,481      13.7      57,466       15.7       8.9        8.6
Retail                           113,152      31.3      76,502       20.9       7.8        7.3
Hotel                             54,541      15.1      79,840       21.8       9.1        8.6
Storage                           32,833       9.1      32,913        9.0       9.1        9.1
Communication Tower                    -         -      20,000        5.5         -        9.4
Industrial                        15,462       4.2       2,423        0.7       8.8        8.1
Other Mixed Use                    2,167        .6       2,230        0.6       8.1        8.1
                             ----------- --------- ----------- ---------- --------- ----------
Total                           $361,723    100.0%    $365,806     100.0%      8.6%       8.5%
                             ----------- --------- ----------- ---------- --------- ----------

During the quarter ended March 31, 2006, the Company purchased $35,600 U.S. dollar denominated commercial real estate loans with a total principal balance of $40,000 and a British Pound denominated commercial real estate loan with a cost of (pound)7,474 ($13,283) and a principal balance of (pound)7,500. During the quarter ended March 31, 2006, the Company experienced repayments in the aggregate amount of $48,385 related to its U.S. dollar denominated commercial real estate loan portfolio. The Company finances its non-dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

The carrying value and average yields on the Company's commercial real estate loans as of March 31, 2006 were as follows:


                                          Carrying                    Average Spread      Average Spread        Average Spread
                          Carrying      Value (Local     Average      to 1-month USD      to 3-month GBP         to 3-month
                           Value         Currency)        Yield           LIBOR               LIBOR                EURIBOR
                     ----------------- --------------- ------------- ----------------- -------------------- -------------------
Fixed Rate                $177,346                        8.88%
Floating Rate               48,905                                         5.85%
Floating Rate               69,189      (pound)39,777                                         4.34%
Floating Rate               66,283      (euro)54,588                                                                 3.45%
                     ================
                          $361,723
                     ================


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

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans and are managed by the Manager. Management periodically evaluates each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan was determined to be impaired, the Company will establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the Carbon Capital Funds (as defined under Transactions with Affiliates, below).


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

II.  Results of Operations

Net income available to common stockholders for the three months ended March 31, 2006 was $18,794 or $0.33 per share (basic and diluted). Net income available to common stockholders for the three months ended March 31, 2005 was $14,368 or $0.27 per share (basic and diluted). Net income available to common stockholders increased to $0.33 per share for the three months ended March 31, 2006 as compared to $0.27 per share for the three months ended March 31, 2005.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.


                                                      For the Three Months Ended                   Variance
                                                               March 31,
                                                        2006               2005               Amount          %
                                                 ------------------- ----------------------------------- ------------
Commercial real estate securities                       $37,791             $32,631            $5,160         15.8%
Commercial mortgage loan pools                           13,227              13,552             (325)         (2.4)
Commercial real estate loans                              8,015               5,344             2,671          49.9
Residential mortgage-backed securities ("RMBS")           3,030               2,880               150           5.2
Cash and cash equivalents                                   337                 237               100          42.8
                                                 ------------------- ----------------- --- ------------- ------------
Total interest income                                   $62,400             $54,644            $7,756         14.2%
                                                 =================== ================= === ============= ============

The following table reconciles interest income and total income for the three months ended March 31, 2006 and 2005.


                                                      For the Three Months Ended March 31,
                                                           2006                   2005
                                                 ------------------------------------------------
Interest Income                                             $62,400                $54,644
Earnings from BlackRock Diamond Property Fund
("BlackRock Diamond")                                         5,542                      -
Earnings from the Carbon Capital Funds                        3,801                  2,605
Earnings from real estate joint ventures                          -                     59
                                                 ------------------------------------------------
Total Income                                                $71,743                $57,308
                                                 ================================================


For the three months ended March 31, 2006, interest income increased $7,756, or 14.2%, from the same three month period in 2005. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $5,160, or 15.8%, and $2,671, or 49.9%, respectively. Income from BlackRock Diamond was $5,542 for the quarter ended March 31, 2006. The Company began investing in BlackRock Diamond in the fourth quarter of 2005, as a result, there was no income related to BlackRock Diamond during the quarter ended March 31, 2005. The $5,542 of income consists of $370 of income and $5,172 of unrealized gains on the underlying portfolio assets.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.

                                        For the Three Months Ended              Variance
                                                March 31,
                                           2006            2005          Amount           %
                                      --------------- --------------- ------------- ---------------
Collateralized debt obligations            $16,134         $15,747          $387              2.5%%
Commercial real estate securities            8,077           2,586         5,491            212.3%
Commercial mortgage loan pools*             12,666          12,780          (114)            (0.9)%
Commercial real estate loans                 2,964           1,335         1,629            122.0%
RMBS                                         3,596           2,129         1,467             68.9%
Junior subordinated notes - net              2,220               -         2,220               n/a
Cash flow hedges                             1,483           2,300          (817)           (35.5)%
Hedge ineffectiveness**                       (615)           (261)         (354)          (135.6)%
                                      --------------- --------------- ------------- ---------------
Total Interest Expense                     $46,525         $36,616        $9,909             27.1%
                                      =============== =============== ============= ===============

* Includes $44 and $3 of interest expense for the three months ended March 31, 2006 and 2005 from short-term financings of securities related to the consolidation of commercial mortgage loan pools. **See Note 12 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.

For the three months ended March 31, 2006, interest expense increased $9,909, or 27.1%, from the same three month period in 2005. The financing of additional commercial real estate securities and commercial real estate loans along with higher short-term borrowing rates increased interest expense $5,491 and $1,629, respectively, for the same three month period of 2005. The issuance of $175,000 of trust preferred securities increased interest expense $2,220 for the three months ended March 31, 2006. Hedging expenses not related to the CDOs decreased $816, or 35.5%, from 2005 levels. This decrease is due to the cash flow hedges offsetting higher short-term interest rates.

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


                                     For the Three Months Ended March 31,
                                    2006                              2005
                                ------------------------------------------------
  Interest income                 $49,781                           $42,096
  Interest expense                $34,521                           $24,101
  Net interest margin               2.2%                              3.2%
  Average yield                     7.2%                              7.5%
  Cost of funds                     6.1%                              5.2%
  Net interest spread               1.1%                              2.3%


Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The table below summarizes those expenses for the three months ended March 31, 2006 and 2005.

                                 For the Three Months Ended
                                          March 31,                Variance
                                   2006            2005         Amount      %
                              --------------------------------------------------
Management fee                    $3,050         $2,579           $471     18.3%
Incentive fee                      1,169              -          1,169         -
General and administrative
  expense                          1,104            820            284      34.6
                              --------------------------------------------------
Total other expenses              $5,323         $3,399         $1,924     56.6%
                              ==================================================


Management fees are based on 2% of average quarterly stockholders' equity. The increase of $471, 18.3%, is due to the increase in the Company's stockholders' equity. The Manager earned an incentive fee of $1,169 for the quarter ended March 31, 2006 as the Company achieved the necessary performance goals specified in the Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the quarter ended March 31, 2006 is primarily attributable to the Company's new investment accounting system and cost associated and increased professional fees.

Other Gains (Losses): Gains on securities available-for-sale were $34 and $10 for the three months ended March 31, 2006 and 2005, respectively. Gains (losses) on securities held-for-trading were $950 and $(1,372) for the three months ended March 31, 2006 and 2005, respectively. Foreign currency gains (losses) were $44 and $(168) for the three months ended March 31, 2006 and 2005, respectively, which represent the net impact of the Company's foreign currency exposure for the applicable quarters. The losses on impairment of assets of $781 and $159 for the three months ended March 31, 2006 and 2005, respectively, were related to the Company's write down of certain CMBS as required by EITF 99-20.

Dividends Declared: On March 24, 2006, the Company declared distributions to its stockholders of $0.28 per share, payable on May 1, 2006 to stockholders of record on March 31, 2006.


Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at March 31, 2006 and December 31, 2005:


                                                      March 31, 2006                    December 31,
                                                        Estimated                      2005 Estimated
                                                          Fair                              Fair
                Security Description                      Value        Percentage           Value          Percentage
  -------------------------------------------------- ---------------- --------------- ----------------- ----------------
  Commercial mortgage-backed securities:
  CMBS IOs                                                   $95,416            4.0%          $103,363             5.0%
  Investment grade CMBS                                      673,637            28.3           509,835             24.5
  Non-investment grade rated subordinated
  securities                                                 628,825            26.4           675,995             32.5
  Non-rated subordinated securities                           44,464             1.9            26,411              1.3
  Credit tenant leases                                        24,702             1.0            24,837              1.2
  Investment grade REIT debt                                 251,231            10.6           255,767             12.3
  Multifamily agency securities                              360,666            15.2           263,362             12.7
  CDO investments                                            115,417             4.8           124,549              6.0
                                                     ---------------- --------------- ----------------- ----------------
       Total CMBS                                          2,194,359            92.2         1,984,119             95.5
                                                     ---------------- --------------- ----------------- ----------------


  Single-family RMBS:
  Agency adjustable rate securities                           72,490            3.0             76,491              3.7
  Residential CMOs                                           100,597            4.2                725              0.1
  Hybrid adjustable rate mortgages                            14,464             .6             15,601              0.7
                                                     ---------------- --------------- ----------------- ----------------
       Total RMBS                                            187,551            7.8             92,817              4.5
                                                     ---------------- --------------- ----------------- ----------------

                                                     ---------------- --------------- ----------------- ----------------
  Total securities available-for-sale                     $2,381,910          100.0%        $2,076,936           100.0%
                                                     ================ =============== ================= ================


During the quarter ended March 31, 2006, the Company purchased $322,642 of securities available-for-sale. In addition, the Company received principal payments of $12,538 related to securities available-for-sale.

Borrowings: As of March 31, 2006 and December 31, 2005, the Company's debt consisted of line-of-credit borrowings, CDO debt, junior subordinated notes, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As of March 31, 2006 and December 31, 2005, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the credit facilities, and the reverse repurchase agreements, the lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the estimated fair value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's borrowings:


                                                           For the Three Months Ended
                                                                 March 31, 2006
                                        -------------------------------------------------------------
                                             March 31,
                                                2006              Maximum              Range of
                                              Balance             Balance             Maturities
                                        --------------------- ---------------- ----------------------
CDO debt*                                      $1,066,574       $1,066,930      5.7 to 7.8 years
Commercial mortgage loan pools                  1,267,611        1,272,931      2.8 to 12.7 years
Reverse repurchase agreements                   1,060,329        1,060,329        2 to 274 days
Credit facilities                                 254,015          301,923    40 days to 1.7 years
Junior subordinated notes                         180,477          180,477        29.9 years**
                                        --------------------- ---------------- ----------------------

* Disclosed as adjusted issue price. Total par of the Company's CDO debt as of March 31, 2006 was $1,078,860.
** $77,380 of the Company's junior subordinated notes can be redeemed at par beginning in October 2010, $51,550 can be redeemed at par beginning in March 2011 and $51,547 can be redeemed at par beginning in April 2011.

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company's assets and the cost of borrowing.


Interest rate hedging instruments as of March 31, 2006 and December 31, 2005 consisted of the following:


                                                             As of March 31, 2006
                              -----------------------------------------------------------------------------------
                                Notional Value     Estimated Fair      Unamortized        Average Remaining Term
                                                        Value             Cost                   (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $751,050           $25,254                $-                   8.00
CDO cash flow hedges                 695,041            24,929                 -                   7.27
Trading swaps                        100,000             4,865                 -                   5.71
CDO timing swaps                     223,445                24                 -                   6.83
CDO LIBOR cap                         85,000               370             1,407                   7.15

                                                           As of December 31, 2005
                              -----------------------------------------------------------------------------------
                                Notional Value     Estimated Fair      Unamortized        Average Remaining Term
                                                        Value              Cost                  (years)
                              -----------------------------------------------------------------------------------
Cash flow hedges                    $500,350            $6,234                $-                   8.42
CDO cash flow hedges                 701,603            10,616                 -                   7.51
Trading swaps                        133,000             4,032                 -                   6.83
CDO timing swaps                     223,445              (37)                 -                   7.08
CDO LIBOR cap                         85,000             1,419             1,407                   7.40


Capital Resources and Liquidity

The Company requires capital to fund its investment activities and operating expenses. The Company has sufficient access to capital resources to fund its existing business plan. The Company's capital sources include cash flow from operations, borrowings under reverse repurchase agreements, credit facilities, CDOs, junior subordinated notes and the issuance of preferred and common equity securities.

The distribution requirements under the REIT provisions of the United States Internal Revenue Code of 1986, as amended (the "Code") limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.

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

Reverse Repurchase Agreements and Credit Facilities

As of March 31, 2006, $26,716 of the Company's $200,000 committed multicurrency credit facility with Deutsche Bank, AG was available for future borrowings and $6,966 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was available. The Company had outstanding borrowings of $12,697 under a committed credit facility with Morgan Stanley Mortgage Capital, Inc.

On February 16, 2006, the Company entered into a $200,000 committed non-dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of March 31, 2006, there were no borrowings under this facility.

On March 17, 2006, the Company entered into a $100,000 committed non-dollar credit facility with Bank of America, N.A. which matures in September 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. As of March 31, 2006, there were no borrowings under this facility.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on GAAP of $400,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. As of March 31, 2006, the Company was in compliance with all covenants in its credit facilities.

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

On May 2, 2006, the Company announced the pricing of its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt. The debt will be secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, will be privately placed, and the Company will receive additional CDO debt rated BB and 100% of the preferred shares issued by the CDO. The transaction is expected to close on May 23, 2006.

The terms of the offering permit the Company to contribute to the CDO up to $50,000 of additional CMBS during a ramp-up period. These CMBS assets will be contributed at par value. The debt issuance is intended to match fund existing Company assets to be contributed to the CDO at closing, and the assets to be purchased during the ramp-up period, with long-term liabilities. The Company intends to account for this transaction on its balance sheet as a financing. All debt placed will either carry a fixed rate or will be hedged to create a current cost of funds of approximately 6.3% after issuance expenses and will have a weighted average life of 8.1 years. The Company will use the net proceeds of the offering to pay down existing debt on the CDO collateral. Since the CDO collateral was not fully levered, the Company expects excess cash of $93,000 after the pay down of existing debt in addition to the $50,000 ramp facility. Following the closing of CDO HY3, approximately 93% of the Company's subordinated CMBS will be match funded in CDOs.

At March 31, 2006, the Company's collateralized borrowings had the following remaining maturities:


                                Reverse                           Commercial
                              Repurchase          Credit         Mortgage Loan     Collateralized       Total Collateralized
                              Agreements        Facilities           Pools        Debt Obligations*         Borrowings
                            ---------------- ----------------- ------------------ ------------------ --------------------------
Within 30 days                   $1,027,784                $-                 $-                 $-                 $1,027,784
31 to 59 days                         4,244            12,698                  -                  -                     16,942
60 days to less than 1
year                                 28,301            86,445                  -                  -                    114,746
1 year to 3 years                         -           154,873                  -                  -                    154,873
3 years to 5 years                        -                 -                  -                  -                          -
Over 5 years                              -                 -          1,267,611          1,066,574                  2,334,185
                            ---------------- ----------------- ------------------ ------------------ --------------------------
                                 $1,060,329          $254,016         $1,267,611         $1,066,574                 $3,648,530
                            ================ ================= ================== ================== ==========================

* As of March 31, 2006, collateralized debt obligations are comprised of $418,834 of CDO debt with a weighted average remaining maturity of 6.04 years, $292,585 of CDO debt with a weighted average remaining maturity of 6.42 years, and $367,440 of CDO debt with a weighted average remaining maturity of 7.14 years.

Trust Preferred

On January 31, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust ("Trust II"). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.

On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust ("Trust III"). The trust preferred securities have a thirty-year term ending March 15, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

Equity Issuances

For the three months ended March 31, 2006, the Company issued 590,216 shares of its Common Stock, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $6,270. For the three months ended March 31, 2005, the Company issued 7,706 shares of its Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $91.

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

At March 31, 2006, the Company owned securities of 24 Controlling Class CMBS trusts with a par of $965,275. The total current par amount of CMBS issued by the 24 trusts was $33,598,059. One of the Company's 24 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $656,509 and $565,231 at March 31, 2006 and December 31, 2005, respectively.

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

The Company's total maximum exposure to loss as a result of its investment in CDOs HY1 and HY2 at March 31, 2006 and December 31, 2005, respectively, is $113,655 and 109,003.

At March 31, 2006, the Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities.

At March 31, 2006 and December 31, 2005, the Company's total maximum exposure to loss as a result of its investment in Leaf is $3,603 and $3,573, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company's trading securities. Operating activities provided cash flows of $42,899 and $31,563 during the three months ended March 31, 2006 and 2005, respectively.

The Company's investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities (used) provided cash flows of $(350,104) and $40,139 during the three months ended March 31, 2006 and 2005, respectively. The variance in investing cash flows is primarily attributable to significant purchases of securities and commercial mortgage loans.

Financing cash flows consist primarily of borrowings, CDO and junior subordinated note issuances, common and preferred stock offerings offset by dividends on common and preferred stock and repayments of borrowings. The Company's financing activities provided (used) cash flows $294,239 and $(73,152) during the three months ended March 31, 2006 and 2005, respectively. The increase in financing cash flows in 2006 was primarily attributable to increases in borrowings under reverse repurchase agreements and credit facilities as well as the issuance of junior subordinated notes.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. As of March 31, 2006, the Installment Payment would be $5,000 payable over five years. The Company does not accrue for this contingent liability.

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

To provide an incentive, the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.36 per common share at March 31, 2006).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors' February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized the Company to seek stockholders' approval of a compensatory deferred stock plan. Pending stockholder approval, the Company would establish a stock based incentive plan where one half of one percent of common shares outstanding will be paid to the Manager in 2006.

The Company incurred $3,050 and $2,579 in base management fees in accordance with the terms of the Management Agreement for the three months ended March 31, 2006 and 2005, respectively. The Company incurred $1,169 in incentive fees for the three months ended March 31, 2006. The Company did not incur incentive fees for the three months ended March 31, 2005. As of March 31, 2006 and 2005, respectively, management and incentive fees of $4,095 and $2,438 are payable to the Manager. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $40 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has an administration and investment accounting agreement with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2006 and 2005, the Company recorded administration and investment accounting fees of $182 and $51, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 20 of the Company's 24 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank, and therefore an affiliate of the Manager. The Company's fees for Midland's services are at market rates.

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At March 31, 2006, 80.6% of the commitment has been called and the Company owned approximately 34.6% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at March 31, 2006 was $86,116. The Company's unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon Capital, Inc. ("Carbon I"), a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I as of March 31, 2006 was $6,634. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On March 31, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon Capital II, Inc., a private commercial real estate income opportunity fund managed by the Manager. At March 31, 2006, the Company's investment in Carbon II was $60,364 and the Company's remaining commitment to Carbon II is $39,472. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.


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

During the first quarter, Anthracite and certain subsidiaries have elected to have the subsidiaries treated as taxable REIT subsidiaries. This election permits the subsidiaries to enter into activities that may not have constituted qualifying assets generating qualifying income for the REIT tests.

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

The majority of the Company's assets are fixed-rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At March 31, 2006, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 30-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.01 years based on net asset value at March 31, 2006. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $12,000.

Earnings per share sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Estimated fair value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long- and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates at March 31, 2006. Actual results could differ significantly from these estimates.

                         Projected Percentage Change In
                               Earnings Per Share
                              Given LIBOR Movements

                   Change in LIBOR,           Projected Change in
                   +/- Basis Points            Earnings per Share
           -----------------------------------------------------------
                    -200                              $0.04
                    -100                              $0.02
                     -50                              $0.01
                  Base Case
                     +50                             $(0.01)
                    +100                             $(0.02)
                    +200                             $(0.04)

The Company's GAAP book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed-rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At March 31, 2006, economic duration for the Company's entire portfolio was 2.6 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.6%. At March 31, 2006, the Company estimates its economic value, or net asset value of its common stock to be $545,361.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's common stock is as follows:

Duration - GAAP book value at March 31, 2006                             7.3
Less:
           Duration contribution of CDO I liabilities                   (1.2)
           Duration contribution of CDO II liabilities                  (1.1)
           Duration contribution of CDO III liabilities                 (1.1)
           Duration contribution of Series C Preferred Stock            (0.2)
           Duration contribution of Junior subordinated notes           (1.1)
Economic duration at March 31, 2006                                      2.6

The GAAP book value of the Company's common stock is $9.88 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 7.3%, or $45,000. As indicated above, approximately $12,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.

Credit Risk: The Company's portfolios of commercial real estate assets are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the global economies, and other factors beyond the control of the Company.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.19 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.31 to $0.51 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At March 31, 2006, securities with a total estimated fair value of $1,261,925 are collateralizing the CDO borrowings of $1,082,078; therefore, the Company's preferred equity interest in the three CDOs is $179,847 ($3.15 per share). The CDO borrowings are not marked-to-market in accordance with GAAP even though their economic value will change in response to changes in interest rates and/or credit spreads.

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

Currency Risk: The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company's principal currency exposures are to the Euro and British pound. Changes in currency rates can adversely impact the fair values and earnings of the Company's non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure.

ITEM 4.    Controls and Procedures

           Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

           No change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At March 31, 2006 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.

Item 1A.   Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to Part I, "Item 1A., Risk Factors", included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities Exchange Commission on March 16, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.       Description

         4.1 Junior Subordinated Indenture, dated as of March 16, 2006, between the Registrant and Wilmington Trust Company, as Trustee

         4.2 Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee and the three administrative trustees, each of whom is an officer of the Company.

         10.1 Multicurrency Revolving Facility Agreement, dated as of March 17, 2006, among AHR Capital BofA Limited, as Borrower, Anthracite Capital, Inc. as Borrower Agent and Bank of America, N.A. as Lender.

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



                                   ANTHRACITE CAPITAL, INC.



Dated:  May 10, 2006               By: /s/ Christopher A. Milner
                                      ----------------------------------------
                                      Name:  Christopher A. Milner
                                      Title: Chief Executive Officer
                                             (duly authorized representative)




Dated:  May 10, 2006               By: /s/ James J. Lillis
                                      ---------------------------------------
                                        Name: James J. Lillis
                                       Title: Chief Financial Officer