Form 10-Q
period 2006-06-30
ANTHRACITE CAPITAL INC
filed 2006-08-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                         (1) Yes X          No
                         (2) Yes X          No


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         (1)     Yes _      No X _

         At August 9, 2006, 57,096,618 shares of common stock ($.001 par value per share) were outstanding.


                            ANTHRACITE CAPITAL, INC.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----

Item 1.       Financial Statements................................................................................4

              Consolidated Statements of Financial Condition (Unaudited)
              At June 30, 2006 and December 31, 2005..............................................................4

              Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June 30, 2006 and 2005...........................................5

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              For the Six Months Ended June 30, 2006..............................................................6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2006 and 2005.....................................................7

              Notes to Consolidated Financial Statements (Unaudited)..............................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................25

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................53

Item 4.       Controls and Procedures............................................................................58

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................59

Item 1A.      Risk Factors.......................................................................................59

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................59

Item 3.       Defaults Upon Senior Securities....................................................................59

Item 4.       Submission of Matters to a Vote of Security Holders................................................59

Item 5.       Other Information..................................................................................59

Item 6.       Exhibits...........................................................................................59

SIGNATURES.......................................................................................................61

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Anthracite Capital, Inc. is a real estate finance company focused on investments in high yield commercial real estate loans and related securities. Anthracite is externally managed by BlackRock Financial Management, Inc., which is a subsidiary of BlackRock, Inc. ("BlackRock") (NYSE:BLK), one of the largest publicly traded investment management firms in the United States with approximately $464.1 billion in global assets under management at June 30, 2006. BlackRock Realty Advisors, Inc., another subsidiary of BlackRock, provides real estate equity and other real estate-related products and services in a variety of strategies to meet the needs of institutional investors. BlackRock is a member of The PNC Financial Services Group, Inc. ("PNC") (NYSE:PNC), a diversified financial services organization. Through its affiliates, PNC originates commercial, multifamily and residential real estate loans, and services $173.7 billion in commercial mortgage loans for third parties through its Midland Loan Services, Inc. subsidiary at June 30, 2006.

 Forward-Looking Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. Anthracite cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and Anthracite assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

             (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
             (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of Anthracite's assets;
             (3) the relative and absolute investment performance and operations of BlackRock;
             (4)  the impact of increased competition;
             (5)  the impact of capital improvement projects;
             (6)  the impact of future acquisitions or divestitures;
             (7)  the unfavorable resolution of legal proceedings;
             (8)  the extent and timing of any share repurchases;
             (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
             (10) the impact of legislative and regulatory actions
                  and reforms and regulatory, supervisory or enforcement actions of government agencies relating to Anthracite, BlackRock or PNC;
             (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and Anthracite;
             (12) the ability of BlackRock to attract and retain highly talented professionals;

             (13) fluctuations in foreign currency exchange rates;
             (14) the impact of changes to tax legislation and, generally, the tax position of the Company;
             (15) the ability of BlackRock to successfully integrate the business of Merrill Lynch Investment Managers (MLIM) with its existing business following the closing of its pending transaction with Merrill Lynch;
             (16) the ability of BlackRock to effectively manage the former
                  MLIM assets along with its historical assets under management; and
             (17) the ability of BlackRock to complete the transaction with
                  Merrill Lynch.

Anthracite's Annual Report on Form 10-K for the year ended December 31, 2005 and Anthracite's subsequent reports filed with the SEC, accessible on the SEC's website at www.sec.gov, identify additional factors that can affect forward-looking statements.


Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               Anthracite Capital, Inc. and Subsidiaries
                                            Consolidated Statements of Financial Condition
                                                             (in thousands)
                                                              (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2006              December 31, 2005
                                                                            -------------              -----------------

ASSETS
Cash and cash equivalents                                                             $31,211                         $40,556
Restricted cash equivalents                                                            53,647                           1,246
Securities available-for-sale, at fair value:
     Subordinated commercial mortgage-backed securities ("CMBS")          $802,625                     $826,955
     Investment grade CMBS                                               1,464,642                    1,157,164
     Residential mortgage-backed securities ("RMBS")                       155,751                       92,817
                                                                     --------------               --------------
Total securities available-for-sale                                                  2,423,018                      2,076,936
Commercial mortgage loan pools, at amortized cost                                    1,281,946                      1,292,407
Securities held-for-trading, at estimated fair value
     CMBS                                                                   21,079                       21,264
     RMBS                                                                  146,201                      166,209
                                                                     --------------               --------------
Total securities held-for-trading
                                                                                          167,280                      187,473
Commercial mortgage loans, net                                                            435,713                     365,806
Equity investments                                                                        167,951                     110,650
Interest rate swap agreements, at fair value                                               68,631                      31,172
Receivable for investments sold                                                            21,372                           -
Other assets                                                                               53,973                      58,013
                                                                                   ---------------              --------------
     Total Assets                                                                      $4,704,742                  $4,164,259
                                                                                   ===============              ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
    Collateralized debt obligations ("CDOs")                            $1,483,078                   $1,066,930
    Secured by pledge of subordinated CMBS                                  36,366                       83,213
    Secured by pledge of other securities available-for-sale               800,749                      606,209
    Secured by pledge of commercial mortgage loan pools                  1,268,315                    1,278,908
    Secured by pledge of securities held-for-trading                       140,808                      176,361
    Secured by pledge of commercial mortgage loans                         119,259                      229,556
    Junior subordinated notes to subsidiary trust issuing preferred
    securities                                                             180,477                       77,380
                                                                     --------------               --------------
Total borrowings                                                                       $4,029,052                  $3,518,557
Payable for investments purchased                                                          11,996                           -
Distributions payable                                                                      17,456                      16,673
Interest rate swap agreements, at fair value                                                   67                       8,907
Other liabilities                                                                          25,725                      22,104
                                                                                   ---------------              --------------
     Total Liabilities                                                                  4,084,296                  $3,566,241
                                                                                   ---------------              --------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, par value $0.001 per share; 400,000 shares authorized;
   57,097 shares issued and outstanding in 2006;
   56,339 shares issued and outstanding in 2005                                                57                          56
9.375% Series C Preferred stock, liquidation preference $57,500                            55,435                      55,435
Additional paid-in capital                                                                620,419                     612,368
Distributions in excess of earnings                                                      (127,424)                   (130,038)
Accumulated other comprehensive income                                                     71,959                      60,197
                                                                                   ---------------              --------------
      Total Stockholders' Equity                                                          620,446                     598,018
                                                                                   ---------------              --------------
      Total Liabilities and Stockholders' Equity                                       $4,704,742                  $4,164,259
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


                                               Anthracite Capital, Inc. and Subsidiaries
                                           Consolidated Statements of Operations (Unaudited)
                                                 (in thousands, except per share data)

                                                        For the Three Months Ended           For the Six Months Ended
                                                                 June 30                              June 30
                                                     ----------------------------------------------------------------------
                                                          2006              2005               2006             2005
                                                     ----------------------------------------------------------------------
Income:
    Interest from securities available-for-sale              $43,080          $34,203            $81,977           $67,544
    Interest from commercial mortgage loans                    8,973            4,937             16,989            10,281
    Interest from commercial mortgage loan pools              13,287           13,605             26,513            27,157
    Interest from securities held-for-trading                  1,847            2,090              3,771             4,260
    Earnings from equity investments                           9,674            3,024             19,016             5,629
    Earnings from real estate joint ventures                       -                -                  -                59
    Interest from cash and cash equivalents                      580              266                918               503
                                                     ----------------   --------------   ----------------  ----------------
        Total income                                          77,441           58,125            149,184           115,433
                                                     ----------------   --------------   ----------------  ----------------

Expenses:
    Interest                                                  49,529           37,418             94,160            72,561
    Interest - securities held-for-trading                     1,829            1,552              3,722             2,913
    Management and incentive fees                              5,503            2,661              9,724             5,240
    General and administrative expense                         1,135              938              2,238             1,758
                                                     ----------------   --------------   ----------------  ----------------
        Total expenses                                        57,996           42,569            109,844            82,472
                                                     ----------------   --------------   ----------------  ----------------

Other gains (losses):
Gain (loss) on sale of securities                               (93)               47               (60)                57
available-for-sale, net
Gain (loss) on securities held-for-trading, net                1,365          (1,306)              2,315           (2,678)
Foreign currency gain (loss)                                     271            (176)                315             (344)
Loss on impairment of assets                                 (4,653)          (3,072)            (5,434)           (3,231)
                                                     ----------------   --------------   ----------------  ----------------
       Total other losses                                    (3,110)          (4,507)            (2,864)           (6,196)
                                                     ----------------   --------------   ----------------  ----------------

Income from Continuing Operations                             16,335           11,049             36,476            26,765
                                                     ----------------   --------------   ----------------  ----------------

Income from Discontinued Operations                            1,366                -              1,366                 -
                                                     ----------------   --------------   ----------------  ----------------

Net income                                                    17,701           11,049             37,842            26,765
                                                     ----------------   --------------   ----------------  ----------------

Dividends on preferred stock                                   1,348            1,348              2,696             2,696
                                                     ----------------   --------------   ----------------  ----------------

Net income available to common stockholders                  $16,353           $9,701            $35,146           $24,069
                                                     ================   ==============   ================  ================

Net income per common share, basic:                            $0.29            $0.18              $0.62             $0.45
                                                     ================   ==============   ================  ================

Net income per common share, diluted:                          $0.29            $0.18              $0.62             $0.45
                                                     ================   ==============   ================  ================

Income from continuing operations per share
   of common stock, after preferred dividends
   Basic                                                       $0.26            $0.18              $0.60             $0.45
   Diluted                                                     $0.26            $0.18              $0.60             $0.45

Income from discontinued operations per share
   of common stock
   Basic                                                       $0.03                -              $0.02                 -
   Diluted                                                     $0.03                -              $0.02                 -

Weighted average number of shares outstanding:
    Basic                                                     57,066           53,302             56,870            53,298
    Diluted                                                   57,355           53,311             57,016            53,307

Dividend declared per share of Common Stock                    $0.29            $0.28              $0.57             $0.56


The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2006
(in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                   Series                           Accumulated
                                        Common       C      Additional Distributions   Other                        Total
                                        Stock,   Preferred   Paid-In    In Excess  Comprehensive  Comprehensive  Stockholders'
                                      Par Value    Stock     Capital   Of Earnings     Income          Income       Equity
                                      ----------------------------------------------------------------------------------------
Balance at January 1, 2006                 $56    $55,435   $612,368     $(130,038)      $60,197                     $598,018

Net income                                                                  37,842                       $37,842       37,842

Unrealized gain on cash flow hedges                                                       58,855          58,855       58,855

Reclassification of losses from cash
flow hedges included in net income                                                         2,770           2,770        2,770

Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment                                                           (49,863)        (49,863)     (49,863)
                                                                                                  ---------------
                                                                                                          11,762
Other comprehensive income
                                                                                                  ---------------
Comprehensive income                                                                                      $49,604
                                                                                                  ===============

Dividends declared-common stock                                           (32,532)                                   (32,532)

Dividends declared - preferred stock                                       (2,696)                                    (2,696)

Issuance of common stock                       1                 8,051                                                  8,052
                                      ----------------------------------------------------------------------------------------

Balance at June 30, 2006                     $57    $55,435   $620,419  $(127,424)        $71,959                    $620,446
                                      ========================================================================================

Disclosure of reclassification adjustment:

Unrealized holding loss                                                                                $(49,803)
Reclassification for realized gains previously recorded as unrealized                                       (60)
                                                                                                  ---------------
                                                                                                       $(49,863)
                                                                                                  ===============
The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                      For the Six              For the Six
                                                                                      Months Ended            Months Ended
                                                                                     June 30, 2006            June 30, 2005
                                                                                     -------------            -------------
 Cash flows from operating activities:
                                                                                      $     37,842            $     26,765
      Net income

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Net decrease (purchase) in trading securities                                      22,509                 (58,862)

         Net (gain) loss on sale of securities                                              (2,255)                  2,621

         Gain on sale of real estate held for sale                                          (1,366)                      -

         Earnings from subsidiary trust                                                       (201)                      -

         Distributions from subsidiary trust                                                   171                       -

         Earnings from equity investments and real estate joint ventures                   (19,016)                 (5,688)

         Distributions of  earnings from equity investments and real estate
                 joint ventures                                                              8,659                   2,767

         Amortization of collateralized debt obligation issuance costs                       1,171                   1,083

         Amortization of junior subordinated note issuance costs                                76                       -

         Discount accretion (net)                                                           (2,613)                 (5,009)

         Loss on impairment of assets                                                        5,434                   3,231

         Unrealized net foreign currency gain                                               (7,772)                 (1,250)

         Proceeds from sale of interest rate swap agreements                                15,102                       -

         Decrease (increase) in other assets                                                22,333                  (4,020)

         (Decrease) increase in other liabilities                                           (3,931)                  8,055
                                                                                 -----------------------  ----------------------
 Net cash provided by (used in) operating activities                                        76,143                 (30,307)
                                                                                 -----------------------  ----------------------

 Cash flows from investing activities:

      Purchase of securities available-for-sale                                           (506,068)               (223,081)

      Proceeds from sale of securities available-for-sale                                   73,563                       -

      Principal payments received on securities available-for-sale                          24,643                  28,507

      Funding of commercial mortgage loans                                                (123,779)                (30,264)

      Repayments received from commercial mortgage loans                                    65,981                  70,583

      Repayments received from commercial mortgage loan pools                                4,344                   4,039

      Purchase of real estate held-for-sale                                                 (5,435)                      -

      Proceeds from sale of real estate held-for-sale                                        6,801                       -

      Increase in restricted cash equivalents                                              (52,401)                 (1,196)

      Return of capital from equity investments and joint ventures                          14,742                  16,651

      Investment in equity investments                                                     (55,990)                (12,359)
                                                                                 -----------------------  ----------------------
 Net cash used in investing activities                                                    (553,599)               (147,120)
                                                                                 -----------------------  ----------------------
 Cash flows from financing activities:

      Net (decrease) increase in borrowings under reverse repurchase agreements
            and credit facilities                                                           (5,659)                197,771

                                       9

      Repayments of borrowings secured by commercial mortgage loan pools                    (3,994)                  1,891

      Issuance of collateralized debt obligations                                          417,000                       -

      Issuance costs for collateralized debt obligations                                    (7,057)                      -

      Repayments of collateralized debt obligations                                         (1,353)                   (378)

      Issuance of junior subordinated notes to subsidiary trust                            100,000                       -

      Issuance costs of junior subordinated notes                                           (3,146)                      -

      Dividends paid on preferred stock                                                     (2,695)                 (2,696)

      Proceeds from issuance of common stock, net of offering costs                          6,764                     184

      Dividends paid on common stock                                                       (31,749)                (29,849)
                                                                                 -----------------------  ----------------------
 Net cash provided by financing activities                                                 468,111                 166,923
                                                                                 -----------------------  ----------------------
                                                                                            (9,345)                (10,504)
 Net decrease in cash and cash equivalents

 Cash and cash equivalents, beginning of period                                             40,556                  23,755
                                                                                 -----------------------  ----------------------
 Cash and cash equivalents, end of period                                             $     31,211            $     13,251
                                                                                 =======================  ======================


 Supplemental disclosure of cash flow information:
      Interest paid                                                                   $     93,843            $     75,117
                                                                                 =======================  ======================
      Investments purchased not settled                                               $     11,996            $      5,155
                                                                                 =======================  ======================
      Investments sold  not settled                                                   $     21,372            $          -
                                                                                 =======================  ======================

 Supplemental disclosure of non-cash investing and financing activities:

 Investments in subsidiary trusts                                                     $      3,097            $          -
                                                                                 =======================  ======================
 Incentive fees paid by the issuance of common stock                                  $      1,287            $          -
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

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------

Note 1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the "Company") is a real estate finance company that primarily generates income based on the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust ("REIT") under the United States Internal Revenue Code of 1986, as amended (the "Code") and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company's ongoing investment activities primarily encompass three core investment activities:
1)       Commercial Real Estate Securities
2)       Commercial Real Estate Loans
3)       Commercial Real Estate Equity

The accompanying June 30, 2006 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

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

Recent Accounting Developments

Accounting Changes and Corrections

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS

No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 had no impact on the Company's consolidated financial statements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The Company adopted SFAS No. 123R, as amended, effective January 1, 2006 with no impact on the consolidated financial statements as there are no unvested options as of December 31, 2005 and the Company applied the fair value method to all options issued after January 1, 2003.

Reverse Repurchase Agreements

The FASB has placed an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on the Company's balance sheet and should instead be treating the Company's net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At June 30, 2006, the Company has identified available-for-sale securities with a fair value of approximately $207,985 which had been purchased from and financed with reverse repurchase agreements totaling approximately $142,719 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at June 30, 2006, total assets and total liabilities would be reduced by approximately $142,719.

Impairment of Investments

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB Opinion No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company's consolidated financial statements.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that:

         o Permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

         o Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

         o Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity's first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company intends to adopt the Statement on January 1, 2007 and does not expect the impact of adoption to be material to its consolidated financial statements.

Determining the Variability in a Potential VIE

The FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46(R)-6") in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), Consolidation of Variable Interest Entities, in determining whether certain contracts or arrangements with a variable interest entity ("VIE") are variable interests by requiring companies to base such evaluations on an analysis of the VIE's purpose and design, rather than its legal form or accounting classification.

FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. While the Company is still evaluating the impact of this FSP, the adoption of FIN 42(R)-6 is not expected to result in material differences from the Company's existing accounting policies regarding the consolidation of VIEs.

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


                                                                        For the Three Months          For the Six Months
                                                                           Ended June 30,               Ended June 30,
                                                                         2006          2005          2006           2005
                                                                     ------------- ------------- -------------- --------------
 Numerator:

        Net income available to common stockholders                       $16,353        $9,701        $35,146        $24,069
                                                                     ------------- ------------- -------------- --------------
        Numerator for basic and diluted earnings per share                $16,353        $9,701        $35,146        $24,069
                                                                     ============= ============= ============== ==============

 Denominator:
        Denominator for basic earnings per share--weighted average common shares
        Outstanding                                                    57,065,593    53,302,298     56,869,865     53,298,184
        Dilutive effect of stock options                                    3,741         8,671          3,616          8,930
        Dilutive effect of stock based incentive fee                      285,483             -        142,741              -
                                                                     ------------- ------------- -------------- --------------
        Denominator for diluted earnings per share--weighted average common shares outstanding and common stock equivalents
          outstanding                                                  57,354,817    53,310,969     57,016,222     53,307,114
                                                                     ============= ============= ============== ==============

 Basic net income per weighted average common share:                        $0.29         $0.18          $0.62          $0.45
                                                                     ------------- ------------- -------------- --------------
 Diluted net income per weighted average common share and common
 share equivalents:                                                         $0.29         $0.18          $0.62          $0.45
                                                                     ------------- ------------- -------------- --------------



Total anti-dilutive stock options excluded from the calculation of net income per share were 1,384,151 for the three and six months ended June 30, 2006. Total anti-dilutive stock options excluded from the calculation of net income per share were 1,384,151 for the three and six months ended June 30, 2005.


Note 3        SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at June 30, 2006 are summarized as follows:

                                                                                   Gross           Gross          Estimated
                                                                Amortized     Unrealized Gain    Unrealized          Fair
                   Security Description                           Cost                              Loss            Value
------------------------------------------------------------ ---------------- ---------------- --------------- -----------------
CMBS:
CMBS interest only securities ("IOs")                                $90,315             $737        $(3,251)           $87,801
Investment grade CMBS                                                708,573           36,764        (15,624)           729,713
Non-investment grade rated subordinated securities                   598,849           51,630        (12,327)           638,152
Non-rated subordinated securities                                     46,798            3,208         (1,621)            48,385
Credit tenant leases                                                  24,720              518           (668)            24,570
Investment grade REIT debt                                           229,497            3,162         (6,291)           226,368
Multifamily agency securities                                        413,876                -        (17,686)           396,190
CDO investments                                                      116,752            2,545         (3,209)           116,088
                                                             ---------------- ---------------- --------------- -----------------
     Total CMBS                                                    2,229,380           98,564        (60,677)         2,267,267
                                                             ---------------- ---------------- --------------- -----------------

Single-family RMBS:
Agency adjustable rate securities                                      2,006               21               -             2,027
Residential CMOs                                                     143,687               67         (3,420)           140,334
Hybrid adjustable rate mortgages ("ARMs")                             13,893                -           (503)            13,390
                                                             ---------------- ---------------- --------------- -----------------
     Total RMBS                                                      159,586               88         (3,923)           155,751
                                                             ---------------- ---------------- --------------- -----------------

                                                             ---------------- ---------------- --------------- -----------------
Total securities available-for-sale                               $2,388,966          $98,652       $(64,600)        $2,423,018
                                                             ================ ================ =============== =================

At June 30, 2006, the Company's securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $105,828.

At June 30, 2006, an aggregate of $2,284,860 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

During the six months ended June 30, 2006, the Company sold three securities classified as available for sale. Total proceeds from the sales were $73,563. The sales resulted in a gain of $1,142 from two securities and a loss of $1,202 on the third security sold. During the six months ended June 30, 2005, the Company realized a gain of $57 on securities available-for-sale.

The following table shows the Company's estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

                                       Less than 12 Months             12 Months or More                      Total
                                   ------------ ---------------- ------------ ----------------- ---------------- -----------------
                                    Estimated        Gross        Estimated        Gross           Estimated          Gross
                                      Fair        Unrealized        Fair         Unrealized          Fair           Unrealized
                                      Value         Losses          Value          Losses            Value            Losses
                                   ------------ ---------------- ------------ ----------------- ---------------- -----------------
CMBS IOs                               $30,181         $(1,263)      $29,221          $(1,988)          $59,402          $(3,251)
Investment grade CMBS                  165,953          (4,660)      112,854          (10,964)          278,807          (15,624)
Non-investment grade rated
   subordinated securities             215,202         (10,025)       19,742           (2,302)          234,944          (12,327)
Non-rated subordinated securities       17,934          (1,621)            -                 -           17,934           (1,621)
Credit tenant leases                         -                -       15,794             (668)           15,794             (668)
Investment grade REIT debt              57,554          (1,949)       47,541           (4,342)          105,095           (6,291)
Multifamily agency securities          207,198          (6,959)      188,992          (10,727)          396,190          (17,686)
CDO investments                         34,959          (3,209)            -                 -           34,959           (3,209)
Agency adjustable rate securities            -                -            -                 -                -                 -
Residential CMOs                       139,808          (3,420)            -                 -          139,808           (3,420)
Hybrid ARMs                                  -                -       13,390             (503)           13,390             (503)
                                   ------------ ---------------- ------------ ----------------- ---------------- -----------------
Total temporarily impaired            $868,789        $(33,106)     $427,534         $(31,494)       $1,296,323         $(64,600)
   securities
                                   ============ ================ ============ ================= ================ =================

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2006.

At June 30, 2006, the anticipated weighted average yield to maturity based upon the amortized cost of the Company's securities available-for-sale ("reported yield") was 7.6% per annum. At June 30, 2006, the anticipated weighted average yields of the Company's subordinated CMBS and investment grade securities available-for-sale were 10.8% and 6.1%, respectively. The Company's anticipated yields on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans to be its controlling class CMBS ("Controlling Class"). Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.


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

For the six months ended June 30, 2006, the Company had eight CMBS that required an impairment charge of $5,434, of which $4,226 was attributed to higher prepayment rates on a pool of Small Business Administration commercial mortgages. The decline in the updated yields that caused the remaining impairment charge of $1,208 is not related to increases in losses but rather accelerated prepayments and changes in the timing of credit losses.

For the six months ended June 30, 2005, the Company had two CMBS that required an impairment charge of $3,231, of which $3,072 was attributable to the Company increasing its underlying loan loss expectations on a 1998 vintage CMBS. The remaining impairment charge of $159 was not related to an increase in losses but rather a change in prepayment assumptions.

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


Note 6        SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At June 30, 2006, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $146,201 and subordinated CMBS with an estimated fair value of $21,079. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.


Note 7        EQUITY INVESTMENTS

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund ("BlackRock Diamond"). At June 30, 2006, 86.3% of the commitment has been called and the Company owned approximately 25.5% of BlackRock Diamond. The Company's investment in BlackRock Diamond at June 30, 2006 was $96,962.

The Company recorded $11,697 of income related to its ownership in BlackRock Diamond for the six months ended June 30, 2006, as reported by BlackRock Diamond. Of the $11,697 in income, $652 represented current income and $11,045 represented unrealized capital appreciation. To date, the Company has invested an aggregate of $86,272, which represents a 25.5% interest in BlackRock Diamond, and has remaining capital commitments totaling $13,728. At June 30, 2006, BlackRock Diamond's portfolio consisted of nineteen assets with a total market value of approximately $460,400. BlackRock Diamond carries its real estate investments at estimated fair values based upon valuations performed internally and upon appraisal reports prepared annually by independent real estate appraisers. The estimated fair values of real estate may differ significantly from those that could be realized if the real estate were actually offered for sale in the marketplace.

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon Capital, Inc. ("Carbon I"). On July 12, 2004, Carbon I's investment period expired. The Company's investment in Carbon I at June 30, 2006 was $3,265. At June 30, 2006, the Company owned approximately 20% of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon Capital II, Inc. ("Carbon II"). The Company's investment in Carbon II at June 30, 2006 was $63,874. The Company's remaining commitment at June 30, 2006 was $39,472. At June 30, 2006, the Company owned approximately 26% of Carbon II.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. At June 30, 2006, 35% of the commitment has been called. The Company's investment in Dynamic India Fund IV at June 30, 2006 was $3,850. The Company's remaining commitment at June 30, 2006 was $7,150.


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

On March 6, 2006, the Company purchased a defaulted loan from a Controlling Class CMBS trust. The loan was secured by a first mortgage on a multi-family property in Texas. Subsequent to the loan purchase, the property was acquired by the Company at foreclosure. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.


Note 9        BORROWINGS

The Company's borrowings consist of reverse repurchase agreements, credit facilities, commercial mortgage loan pools, CDOs and trust preferred securities.

Certain information with respect to the Company's borrowings at June 30, 2006 is summarized as follows:

                                Reverse                 Commercial   Collateralized      Trust           Total
                              Repurchase     Credit      Mortgage         Debt         Preferred     Collateralized
                              Agreements   Facilities   Loan Pools     Obligations     Securities       Borrowings
                             ------------ ------------ ------------- ---------------- ------------- ----------------
Outstanding borrowings          $895,236     $208,272    $1,261,989       $1,483,078      $180,477       $4,029,052

Weighted average
    borrowing rate                 5.27%        5.11%         3.79%            6.04%         7.64%            5.07%
Weighted average remaining
    maturity                     25 days   1.53 years    6.33 years       7.37 years   29.60 years       5.01 years
Estimated fair value of
    assets pledged              $948,602     $277,168    $1,281,946       $1,628,189             -       $4,135,905


At June 30, 2006, the Company's borrowings had the following remaining maturities:


                             Reverse                     Commercial                                             Total
                           Repurchase       Credit      Mortgage Loan    Collateralized  Trust Preferred   Collateralized
                           Agreements     Facilities        Pools      Debt Obligations*    Securities       Borrowings
                        ---------------- ------------ ---------------- ----------------- --------------- ------------------
Within 30 days                 $861,520           $-             $-                $-              $-           $861,520
31 to 59 days                    22,164            -              -                 -               -             22,164
60 days to less than 1 year      11,552       39,772              -                 -               -             51,324
1 year to 3 years                     -      168,500              -                 -               -            168,500
3 years to 5 years                    -            -              -                 -               -                  -
Over 5 years                          -            -      1,261,989         1,483,078         180,477          2,925,544
                        ---------------- ------------ ---------------- ----------------- --------------- ------------------
                               $895,236     $208,272     $1,261,989        $1,483,078        $180,477         $4,029,052
                        ================ ============ ================ ================= =============== ==================

* At June 30, 2006, collateralized debt obligations are comprised of $418,809 of CDO debt with a weighted average remaining maturity of 5.79 years, $292,358 of CDO debt with a weighted average remaining maturity of 6.16 years, $367,007 of CDO debt with a weighted average remaining maturity of 6.89 years, and $416,935 of CDO debt with a weighted average remaining maturity of 10.18 years.

Reverse Repurchase Agreements and Credit Facilities

On February 16, 2006, the Company entered into a $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. At June 30, 2006, there were $35,604 of borrowings under this facility.

On March 17, 2006, the Company entered into a $100,000 committed non-U.S. dollar credit facility with Bank of America, N.A. which matures in September 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. At June 30, 2006, there were $34,838 of borrowings under this facility.

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

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on GAAP of $400,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. At June 30, 2006, the Company was in compliance with all covenants in its credit facilities.

CDOs

On May 23, 2006, the Company closed its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, was privately placed, and the Company retained additional CDO debt rated BB and 100% of the preferred shares issued by the CDO.

In accordance with the terms of this offering, the Company is expected to contribute to the CDO up to $50,000 of additional CMBS during a ramp-up period ending in October 2006. The additional CMBS will be contributed at face value. The debt issuance match funded existing Company assets that were contributed to the CDO at closing as well as the assets to be purchased during the ramp-up period, with long-term liabilities. The Company accounts for this transaction as a financing. All debt placed has legal final maturity of May 2051 but an assumed weighted average life of 8.1 years. Including interest rate hedges, this debt had a cost of funds of approximately 6.3% for the second quarter of 2006 after issuance expenses.

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


Note 10       COMMON STOCK

Pursuant to its 2006 Management Agreement (defined below), 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock. On March 20, 2006 the Company issued 117,679 shares of Common Stock related to $1,287 of fourth quarter 2005 incentive fees. On June 7, 2006, the Company issued 33,183 shares of Common Stock related to $351 of first quarter 2006 incentive fees. See Note 11 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company's Management Agreement.

For the six months ended June 30, 2006, the Company issued 590,216 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $6,270. For the six months ended June 30, 2005, the Company issued 16,230 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $184. As of February 24, 2006, the Company suspended the Dividend Reinvestment Plan for all future investments dates.

During the six months ended June 30, 2006, 17,000 stock options with an exercise price of $8.44 per share were exercised pursuant to the Company's stock option plan (the "1998 Stock Option Plan"). Net proceeds to the Company were $143.

On May 18, 2006, the Company declared dividends to its common stockholders of $0.29 per share, payable on July 31, 2006 to stockholders of record on June 30, 2006. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company's stockholders.


Note 11       TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement with the Manager, a majority owned indirect subsidiary of

The PNC Financial Services Group, Inc. and the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors ("Management Agreement"). Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company's assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive, the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.35 per common share at June 30, 2006).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors' February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one half of one percent of common shares outstanding will be paid to the Manager in 2006. The Company recognized an expense of $856 related to the deferred shares of Common Stock to be issued under the stock-based incentive plan.

The Company incurred $3,109 and $6,160 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2006, respectively, and $2,661 and $5,240 for the three and six months ended June 30, 2005, respectively. The Company incurred $1,538 and $2,708 in incentive fees for the three and six months ended June 30, 2006. The Company did not incur incentive fees for the three and six months ended June 30, 2005. At June 30, 2006 and 2005, respectively, management and incentive fees of $4,422 and $2,477 are payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $200 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2006, respectively, and $40 and $80 for the three and six months ended June 30, 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the six months ended June 30, 2006 and 2005, the Company recorded administration and investment accounting fees of $140 and $115 respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 20 of the Company's 25 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank, and therefore an affiliate of the Manager. The Company's fees for Midland's services are at market rates.

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At June 30, 2006, 86.3% of the commitment has been called and the Company owned approximately 25.5% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at June 30, 2006 was $96,962. The Company's unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at June 30, 2006 was $3,265. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On June 30, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At June 30, 2006, the Company's investment in Carbon II was $63,874 and the Company's remaining commitment to Carbon II is $39,472. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2006, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At June 30, 2006 and December 31, 2005, the balance of such net margin deposits held by the Company as collateral under these agreements totaled $3,647 and $1,246, respectively.

At June 30, 2006, the Company had interest rate swaps with notional amounts aggregating $1,552,808 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $61,993 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $21 are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2006, the net change in the estimated fair value of the interest rate swaps was an increase of $59,430, of which $575 was deemed ineffective and is included as a decrease of interest expense and $58,855 was recorded as an addition to OCI. At June 30, 2006, the $1,552,808 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.54 years.

During the six months ended June 30, 2006, the Company terminated nine of its interest rate swaps with a notional amount of $260,650 that were designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $14,357 gain in value incurred from OCI to interest expense over 9.1 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the six months ended June 30, 2006, $306 was reclassified as a decrease to interest expense and $1,480 will be reclassified as a decrease to interest expense for the next twelve months. At June 30, 2006 the Company has, in aggregate, $18,070 of net losses related to terminated swaps in OCI. For the quarter ended June 30, 2006, $1,267 was reclassified as an increase to interest expense and $4,603 will be reclassified as an increase to interest expense for the next twelve months.

At June 30, 2006, the Company had interest rate swaps with notional amounts aggregating $323,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $6,269 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $46 are included in other liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2006, the change in estimated fair value for these trading derivatives was an increase of $3,637 and is included as a reduction of loss on securities held-for-trading on the consolidated statement of operations. At June 30, 2006, the $323,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 6.24 years.

At June 30, 2006, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at June 30, 2006 of $369 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for the Company's international subsidiaries. Foreign currency transaction gains or losses related to the Company's non-U.S. dollar denominated assets and liabilities are recognized in the period incurred and are included in other gain (loss) on the consolidated statement of operations. The Company uses foreign currency forward commitments to hedge the Company's net foreign investments. Gains and losses on foreign currency forward commitments are included in other gain (loss) on the consolidated statement of operations. The Company recorded net foreign currency transaction gain of $271 and $315 for the three and six months ended June 30, 2006, respectively, and $(176) and $(344) for the three and six months ended June 30, 2005, respectively. At June 30, 2006 and December 31, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $(156,580) and $(55,390) included in other liabilities on the consolidated statements of financial condition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.

I.       General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (the "Company") is a commercial real estate company that invests in commercial real estate opportunities on a global basis. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also began investing in diversified portfolios of commercial real estate in the United States during December 2005. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $464 billion of assets under management, including more than $10 billion in real estate equity and debt at June 30, 2006. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.

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

The return objective is to provide strong returns over a medium term period of four to seven years through a combination of real estate operating income and capital gains. It is expected that, over the short term, current returns will fluctuate as gains and losses are reported based on a valuation process each quarter. The Company believes that the combination of these activities will result in a strong, sustainable dividend stream for its shareholders.

The Company's fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company's asset types at June 30, 2006 and December 31, 2005:

                                                      Carrying Value at
                                             June 30, 2006         December 31, 2005
                                            Amount        %         Amount        %
                                        -------------------------------------------------
Commercial real estate securities           $2,288,346   51.1%      $2,005,383   49.7%
Commercial mortgage loan pools(1)            1,281,946   28.6        1,292,407   32.0
Commercial real estate loans((2))              502,852   11.2          425,453   10.6
Commercial real estate equity                  100,812    2.3           51,003    1.3
                                        -------------------------------------------------
Total commercial real estate assets          4,173,956   93.2        3,774,246   93.6
                                        -------------------------------------------------
Residential mortgage-backed securities         301,952    6.8          259,026    6.4
                                        -------------------------------------------------

Total                                       $4,475,908  100.0%      $4,033,272  100.0%
                                        -------------------------------------------------

(1) Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
(2) Includes the Company's investments in Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Capital Funds") at June 30, 2006 and December 31, 2005.

During the six months ended June 30, 2006, the Company purchased a total of $527,169 of commercial real estate assets. Included in this amount is $158,665 of non-U.S. dollar denominated assets as the Company continues to expand its global investment activities. Commercial real estate assets purchased were comprised of: $209,724 of CMBS, $148,743 of multifamily agency securities, $4,939 of investment grade real estate investment trust ("REIT") debt, $124,484 of commercial real estate loans and $39,279 of real estate equity. In addition, the Company purchased $142,767 of investment grade residential mortgage-backed securities.

Summary of Commercial Real Estate Assets

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at June 30, 2006 is as follows:


                                                                                 Total           Total
                  Commercial Real  Commercial   Commercial     Commercial     Commercial        Commercial
                       Estate      Real Estate  Real Estate     Mortgage      Real Estate      Real Estate
                     Securities     Loans(1)       Equity      Loan Pools       Assets         Assets (USD)
                  -------------------------------------------------------------------------------------------
USD                   $2,182,518      $293,445      $96,962    $1,281,946     $3,854,871        $3,854,871
GBP                (pound)21,122 (pound)50,355            -             -  (pound)71,477          $132,143
EURO                (euro)52,259  (euro)91,022            -             -  (euro)143,281          $183,092
Indian Rupees                  -             -    Rs179,669             -      Rs179,669            $3,850
                  -------------------------------------------------------------------------------------------
Total USD
Equivalent            $2,288,346      $502,852     $100,812    $1,281,946     $4,173,956        $4,173,956
                  -------------------------------------------------------------------------------------------
(1) Includes the Company's investments in the Carbon Capital Funds at June 30, 2006.

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at December 31, 2005 is as follows:

                                                                                 Total           Total
                  Commercial Real  Commercial   Commercial     Commercial     Commercial        Commercial
                       Estate      Real Estate  Real Estate     Mortgage      Real Estate      Real Estate
                     Securities     Loans(1)       Equity      Loan Pools       Assets         Assets (USD)
                  -------------------------------------------------------------------------------------------
USD                   $1,968,063      $295,499      $51,003    $1,292,407     $3,606,972        $3,606,972
GBP                (pound)16,334 (pound)33,139            -             -  (pound)49,473           $85,027
EURO                 (euro)7,809  (euro)61,642            -             -   (euro)69,451           $82,247
                  -------------------------------------------------------------------------------------------
Total USD
Equivalent            $2,005,383      $425,453      $51,003    $1,292,407     $3,774,246        $3,774,246
                  -------------------------------------------------------------------------------------------
(1) Includes the Company's investments in the Carbon Capital Funds at December 31, 2005.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company's primary currency exposures are to the Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company's non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure. Foreign currency gain (loss) was $315 and $(344) for the six months ended June 30, 2006 and 2005, respectively.

Commercial Real Estate Securities Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price, and expected yield of the Company's commercial real estate assets included in as well as outside its collateralized debt obligations ("CDO") at June 30, 2006:

                                                                               Adjusted
Commercial real estate                             Estimated       Dollar      Purchase      Dollar         Expected
securities outside CDOs                Par         Fair Value      Price        Price        Price            Yield
-----------------------------------------------------------------------------------------------------------------------
Investment grade CMBS                  $133,735       $141,113       94.88      $150,769      102.26             4.58%
Investment grade real estate
investment trust ("REIT") debt           23,000         20,508       89.17        22,839       99.30             5.49%
CMBS rated BB+ to B                      90,113         96,983       87.41        94,982       85.91             8.02%
CMBS rated B- or lower                   48,053         14,693       30.58        14,000       29.13             6.76%
CDO Investments                         423,268        116,089       27.43       116,752       26.95            17.95%
CMBS Interest Only securities
("IOs")                               3,373,991         87,801        2.60        90,315        2.68             6.85%
Multifamily agency securities           404,571        396,190       97.93       413,876      102.30             4.98%
Commercial mortgage loan pools        1,216,744      1,281,946      105.36     1,281,946      105.36             4.14%
                               ----------------------------------------------------------------------------------------
Total commercial real estate
assets outside CDOs                   5,713,475      2,155,323       18.70     2,185,479       19.39             5.37%
                               ----------------------------------------------------------------------------------------

Commercial real estate loans and equity outside CDOs
-----------------------------------------------------------------------------------------------------------------------
Commercial real estate loans            267,609        295,010                   281,971
Commercial real estate                   90,122        100,812                    90,122
                               ----------------------------------------------------------------------------------------
Total commercial real estate
loans and equity outside CDOs           357,731        395,822                   372,093
                               ----------------------------------------------------------------------------------------

Commercial real estate assets included in CDOs
-----------------------------------------------------------------------------------------------------------------------
Investment grade CMBS                   624,231        607,887       97.38       578,173       92.62             7.64%
Investment grade REIT debt              204,255        205,860      100.79       206,658      101.18             6.06%
CMBS rated BB+ to B                     625,276        510,040       81.57       473,261       75.69             9.94%
CMBS rated B- or lower                  179,275         66,612       37.16        65,147       36.34             9.07%
Credit tenant lease                      24,059         24,570      102.13        24,720      102.75             3.64%
Commercial real estate loans            219,478        207,842       94.70       208,013       94.78             9.29%
                               ----------------------------------------------------------------------------------------
Total commercial real estate
assets included in CDOs               1,657,096      1,622,811       86.48     1,555,972       82.92             8.35%
                               ----------------------------------------------------------------------------------------
Total commercial real estate
assets                               $7,947,782     $4,173,956                $4,113,544
                               ========================================================================================

The following table details the par, estimated fair value, adjusted purchase price and expected yield of the Company's commercial real estate assets included in as well as outside its CDOs at December 31, 2005:

                                                                               Adjusted
Commercial real estate                             Estimated       Dollar      Purchase      Dollar         Expected
securities outside CDOs                Par         Fair Value      Price        Price        Price            Yield
-----------------------------------------------------------------------------------------------------------------------
Investment grade CMBS                  $150,128       $151,889       96.22      $161,314      102.17             4.00%
Investment grade real estate
investment trust ("REIT") debt           23,000         21,828       94.90        22,828       99.25             5.49%
CMBS rated BB+ to B                     104,784         90,289       78.38        92,931       80.69             7.77%
CMBS rated B- or lower                  132,242         47,854       34.05        45,070       31.59             9.17%
CDO Investments                         423,349        124,549       29.42       112,577       26.59            17.29%
CMBS Interest Only securities
("IOs")                               3,505,646        103,363        2.95       103,120        2.94             6.58%
Multifamily agency securities           256,398        263,362      102.72       268,319      104.65             4.77%
Commercial mortgage loan pools        1,221,302      1,292,407      105.82     1,292,407      105.82             4.14%
                               ----------------------------------------------------------------------------------------
Total commercial real estate
securities outside CDOs               5,816,849      2,095,541       17.19     2,098,566       17.24             5.43%
                               ----------------------------------------------------------------------------------------

Commercial real estate loans and equity outside CDOs
-----------------------------------------------------------------------------------------------------------------------
Commercial real estate loans            368,433        405,782                   404,217
Commercial real estate                   50,704         51,004                    50,704
                               ----------------------------------------------------------------------------------------
Total commercial real estate            419,137        456,786                   454,921
loans and equity outside CDOs
                               ----------------------------------------------------------------------------------------

Commercial real estate securities included in CDOs
-----------------------------------------------------------------------------------------------------------------------
Investment grade CMBS                   375,502        377,291      100.48       354,561       94.42             7.37%
Investment grade REIT debt              223,445        233,939      104.70       226,583      101.40             6.15%
CMBS rated BB+ to B                     656,207        566,181       86.28       513,446       78.24             9.16%
Credit tenant lease                      24,317         24,837      102.14        24,995      102.79             5.68%
Commercial real estate loans             20,175         19,671       97.49        20,160       99.93             6.96%
                               ----------------------------------------------------------------------------------------
Total commercial real estate          1,299,647      1,221,919       94.02     1,139,745       87.70             8.17%
securities included in CDOs
                               ----------------------------------------------------------------------------------------
Total commercial real estate
securities                           $7,535,633     $3,774,246                $3,693,232
                               ========================================================================================

During the six months ended June 30, 2006, the Company's commercial real estate asset portfolio increased by approximately 11% from an estimated fair value of $3,774,246 at December 31, 2005, compared with $4,173,956 at June 30, 2006.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company;

therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At June 30, 2006, over 83% of the estimated fair value of the Company's subordinated CMBS is match funded in the Company's CDOs in this manner.

The Company retained 100% of the equity of CDOs I, II, III and HY3 (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing. The table below summarizes the Company's CDO debt and collateral at June 30, 2006.

                     Collateral at June 30, 2006             Debt at June 30, 2006
               ------------------------------------  ----------------------------------------------
                                                                         Weighted
                       Adjusted       Loss Adjusted   Adjusted Issue   Average Cost     Net
                    Purchase Price        Yield            Price         of Funds *   Spread
               ------------------------------------  ----------------------------------------------
CDO I                    $432,836          9.32%        $406,662          7.02%         2.30%
CDO II                    319,123          7.91%         292,477**        5.76%         2.14%
CDO III                   378,103          7.28%         367,004**        4.83%         2.44%
CDO HY3                   431,287          8.66%         416,935**        6.33%         2.33%
---------------------------------------------------  ----------------------------------------------
Total                  $1,561,349          8.35%      $1,483,078          6.04%         2.32%


* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $10,000 of par of CDO II debt rated BB, $13,069 of par of CDO III debt rated BB and $47,000 par of CDO HY3 debt rated BB.


Securitizations

On July 26, 2005, the Company closed its fifth CDO ("CDO HY2") and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in December 2005, at which point CDO HY2 qualified as a sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140").

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
                                                                ==============


Real Estate Credit Profile of Below Investment Grade CMBS

The Company divides its below investment grade CMBS investment activity into two portfolios; Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans to be its controlling class CMBS ("Controlling Class"). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will have its rating withdrawn and will then be non-rated. This non-rated security will become the first to absorb losses and expenses from that point on. At June 30, 2006, the Company owns 25 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $35,224,119. At June 30, 2006, subordinated Controlling Class CMBS with a par of $775,466 were included on the Company's consolidated statement of financial condition. Subordinated Controlling Class CMBS with a par of $753,043 were held as collateral for CDOs HY1 and HY2.

The Company's other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company's other below investment grade CMBS at June 30, 2006 was $167,251; the average credit protection, or subordination level, of this portfolio is 2.67%.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at June 30, 2006 is as follows:

                                                                                      Weighted
                                                               Adjusted                Average
                                  Estimated      Dollar        Purchase      Dollar  Subordination
                       Par        Fair Value      Price          Price       Price      Level
                  ------------------------------------------------------------------------------------
BB+                  $126,363       $110,416      87.38         $108,220      85.64      4.10%
BB                    138,155        115,954      83.93          101,869      73.73      3.15%
BB-                   130,039         99,047      76.17           94,458      72.64      3.42%
B+                     89,623         65,738      73.35           60,416      67.41      2.63%


B                      69,378         46,253      66.67           40,564      58.47      2.05%
B-                     44,023         23,825      54.12           23,174      52.64      1.29%
CCC                     9,671          3,728      38.54            3,727      38.54      0.88%
NR                    168,214         46,638      29.51           47,941      28.50       n/a
                  ------------------------------------------------------------------------------------
Total                $775,466       $514,599      66.36         $480,369     61.95

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2005 was as follows:

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

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the six months ended June 30, 2006, ten securities in six of the Company's Controlling Class CMBS were upgraded by at least one rating agency and none were downgraded. Additionally, at least one rating agency upgraded 46 of the Company's non-Controlling Class commercial real estate securities. None were downgraded during the six months ended June 30, 2006.

For all of the Company's Controlling Class securities, the Company follows a policy of assigning estimated losses to specific loans as well as adding a general loss assumption that is not loan specific. In performing continuing credit reviews on the 25 Controlling Class trusts, the Company estimates that specific losses totaling $423,100 related to principal of the underlying loans will not be recoverable, of which $201,459 is expected to occur over the next five years. The total loss estimate of $423,100 represents 1.20% of the total current underlying loan pools at June 30, 2006. Additionally, the Company assumes a constant default rate of approximately ten to forty basis points with a 35% loss severity and a one-year recovery period. These estimates were developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. All estimated workout expenses including special servicer fees are included in these assumptions. These loss assumptions are then used to compute a loss adjusted yield, which is then used to record interest income on the Company's consolidated financial statements. If the loss assumptions prove to be consistent with actual loss experience, the yield will be consistent over the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write down of the adjusted purchase price or write up of loss adjusted yields of the security may be required. (See Item 3 -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at June 30, 2006 are shown in the table below:

                         Underlying      Delinquencies       Lehman Brothers
         Vintage Year    Collateral       Outstanding         Conduit Guide
         -----------------------------------------------------------------------
            1998           $5,631,173            1.14%                   1.44%
            1999              622,718            1.53%                   1.46%
            2001              866,687            2.99%                   1.36%
            2002            1,154,537            0.31%                   0.57%
            2003            2,105,613            0.44%                   0.39%
            2004            6,582,916            0.11%                   0.25%
            2005           12,147,370            0.00%                   0.13%
            2006            6,113,105            0.00%                   0.01%
                     -----------------------------------------------------------
            Total         $35,224,119            0.34%                  0.42%*
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

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company at June 30, 2006.

 ------------------------------------------------- -----------------------------
                                                              June 30, 2006
 ------------------------------- ----------------- -------------- --------------
                                                     Number of          % of
                                     Principal         Loans         Collateral
 ------------------------------- ----------------- -------------- --------------
 Past due 30 days to 60 days              $892              3          0.01%
 ------------------------------- ----------------- -------------- --------------
 Past due 61 days to 90 days             8,491              3          0.02%
 ------------------------------- ----------------- -------------- --------------
 Past due 91 days or more               15,580             11          0.04%
 ------------------------------- ----------------- -------------- --------------
 Real estate owned ("REO")              90,849              9          0.26%
 ------------------------------- ----------------- -------------- --------------
 Foreclosure                             3,608              1          0.01%
 ------------------------------- ----------------- -------------- --------------
 Total delinquent                     $119,420             27          0.34%
 ------------------------------- ----------------- -------------- --------------
 Total principal balance           $35,224,119
 ------------------------------- ----------------- -------------- --------------

Of the 27 delinquent loans at June 30, 2006, nine loans were real estate owned and being marketed for sale, one loan was in foreclosure and the remaining 17 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.34%, which is consistent with industry averages. During the six months ended June 30, 2006, the underlying collateral experienced early payoffs of $314,320, representing 0.89% of the quarter-end pool balance. These loans were paid off at par with no loss. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category. Aggregate losses related to the underlying collateral of $7,784 were realized during the six months ended June 30, 2006. This brings cumulative realized losses to $97,954, which is 23.2% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type at June 30, 2006 and December 31, 2005 are as follows:

                         June 30, 2006 Exposure    December 31, 2005 Exposure
     -------------------------------------------------------------------------
                                             % of                        % of
     Property Type         Loan Balance      Total        Loan Balance   Total
     -------------------------------------------------------------------------
     Retail                 $11,306,942      32.1%         $9,195,747   31.0%
     Office                  10,556,688       23.3          9,406,148    31.7
     Multifamily              8,214,265       30.0          6,874,450    23.2
     Industrial               2,462,166        7.0          2,060,953     7.0
     Lodging                  1,969,028        5.6          1,670,436     5.6
     Healthcare                 450,869        1.3            299,692     1.0
     Other                      264,181        0.7            160,923     0.5
                       -------------------------------------------------------
     Total                  $35,224,119       100%        $29,668,349    100%
                       =======================================================

At June 30, 2006, the estimated fair value of the Company's holdings of subordinated Controlling Class CMBS is $34,229 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $47,765 and a gross unrealized loss of $13,536. The adjusted purchase price of the Company's subordinated Controlling Class CMBS portfolio at June 30, 2006 represents approximately 61% of its par amount. The estimated fair value of the Company's subordinated Controlling Class CMBS portfolio at June 30, 2006 represents approximately 66% of its par amount. As the portfolio matures, the Company expects to recoup the $13,536 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At June 30, 2006, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.

The Company's interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company's income in accordance with accounting principles generally accepted in the United States of America ("GAAP") and taxable income. As a result, for the years 1998 through June 30, 2006, the Company's GAAP income was approximately $37,300 lower than the taxable income.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type at June 30, 2006 and December 31, 2005:

                         Carrying Value
                       --------------------------------------------    Weighted Average
                           June 30, 2006       December 31, 2005            Yield
---------------------- --------------------- ---------------------- --------------------
  Property Type           Amount        %       Amount        %        2006       2005
---------------------- ----------- --------- ----------- ---------- --------- ----------
Office                    $131,722     30.2%     $94,432      25.8%      8.7%       8.9%
Retail                     124,608      28.6      76,502       20.9       8.3        7.3
Hotel                       54,186      12.4      79,840       21.8       9.1        8.6
Residential                 50,733      11.6      57,466       15.7       9.0        8.6
Industrial                  36,742       8.5       2,423        0.7       8.0        8.1
Storage                     32,768       7.5      32,913        9.0       9.1        9.1
Other Mixed Use              4,959       1.2       2,230        0.6       7.8        8.1
Communication Tower              -         -      20,000        5.5         -        9.4
                       ----------- --------- ----------- ---------- --------- ----------
Total                     $435,713    100.0%    $365,806     100.0%      8.6%       8.5%
                       ----------- --------- ----------- ---------- --------- ----------

Included in the chart above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $209,406 and $129,951 at June 30, 2006 and December 31, 2005, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

During the six months ended June 30, 2006, the Company purchased $35,600 U.S. dollar denominated commercial real estate loans with a total principal balance of $40,000, two British pound denominated commercial real estate loans with a total cost of (pound)21,835 ($38,982) and a principal balance of (pound)22,389 and three Euro denominated commercial real estate loans for a total cost of
(euro)39,186 ($49,801) and with a principal balance totaling (euro)39,586. During the six months ended June 30, 2006, the Company experienced repayments in the aggregate amount of $65,980.

The average yields on the Company's commercial real estate loans for the quarters ended June 30, 2006 and 2005 were as follows:

                                                       For the quarters ended
                                                              June 30,
                                                        2006           2005
                                                     -------------------------
Fixed-rate commercial real estate loans                9.1%           9.5%
Floating-rate commercial real estate loans             8.1%           8.1%
All commercial real estate loans                       8.5%           8.7%

Also included in commercial real estate loans are the Company's investments in the Carbon Capital Funds. The annualized yield on the Carbon Capital Funds was 23.7% for the quarter ended June 30, 2006 as compared with 18.8% for the quarter ended June 30, 2005. The increase in the annualized yield is primarily attributable to prepayment penalties received on underlying assets in Carbon Capital II. For the quarter ended June 30, 2006, Carbon Capital II acquired $143,541 of commercial mortgage loans and received repayments of $34,567. As loans are repaid, Carbon Capital II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon Capital I investment period has expired and as repayments occur, capital will be returned to investors.

The Company's investments in the Carbon Capital Funds are as follows:

                           June 30, 2006         December 31, 2005
                           --------------------- -------------------------
Carbon Capital I                 $ 3,265                $18,458
Carbon Capital II                 63,874                 41,185
                           --------------------- -------------------------
                                 $67,139                $59,643
                           ===================== =========================

At June 30, 2006, all commercial real estate loans owned directly by the Company were performing in line with expectations. The Company's investment in Carbon Capital II includes a $28,300 mezzanine loan which defaulted during July 2006. The underlying property is a hotel located in the South Beach area of Miami, Florida. Based on the credit analysis performed by Carbon Capital II, a loan loss reserve is not necessary at this time. To the extent a loan loss reserve becomes necessary, the Company would incur 26% of the loss, which represents the Company's pro rata share of Carbon II. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

Commercial Real Estate

As previously announced, the Company invests in BlackRock Diamond Property Fund ("BlackRock Diamond"). BlackRock Diamond is an open-end fund that applies value-added strategies to a portfolio of commercial real estate properties. For the quarter ended June 30, 2006, the Company recorded $6,155 of income consisting of $282 of current income and $5,873 of unrealized gains on the underlying portfolio assets. For the six months ended June 30, 2006, the Company recorded $11,697 of income consisting of $652 of current income and $11,045 of unrealized gains on the underlying portfolio assets. To date, the Company has invested an aggregate of $86,272, which represents a 25.5% interest in BlackRock Diamond and has remaining capital commitments totaling $13,728. At June 30, 2006, BlackRock Diamond's portfolio consists of nineteen assets with a total market value of approximately $460,400. BlackRock Diamond is managed by a subsidiary of the Company's Manager and all financial information was reported by BlackRock Diamond.

As previously reported, the Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The loan was secured by a first mortgage on a multi-family property in Texas. Subsequent to the loan purchase, the Company foreclosed on the loan and acquired title to the property in the process. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.

The Company has an investment in a commercial real estate development fund located in India. Total capital committed is $11,000, of which $3,850 has been drawn. The entity conducts its operations in the local currency, Indian Rupees.

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

Impairment - Securities

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, for certain securities, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity ("QSPE") criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS

No. 140"). Additionally, the accounting standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in the Carbon Capital Funds that invest in commercial mortgage loans and are managed by the Manager. Management periodically evaluates each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan was determined to be impaired, the Company will establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the Carbon Capital Funds.

Equity Investments

For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The Company recognizes its share of each investee's income or loss, and reduces its investment balance by distributions received. The Company owns an equity method investment in BlackRock Diamond, a privately held REIT that maintains its financial records on a fair value basis. The Company has retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

II.  Results of Operations

Net income available to common stockholders for the three and six months ended June 30, 2006 was $16,353 or $0.29 per share (basic and diluted) and $35,146 or $0.62 per share (basic and diluted), respectively. Net income available to common stockholders for the three and six months ended June 30, 2005 was $9,701 or $0.18 per share (basic and diluted) and $24,069 or $0.45 per share (basic and diluted), respectively. Net income available to common stockholders increased to $0.62 per share for the six months ended June 30, 2006 as compared to $0.45 per share for the six months ended June 30, 2005.

Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company's interest-earning assets.

                                                      For the Three Months Ended                   Variance
                                                               June 30,
                                                        2006               2005               Amount          %
                                                 ------------------- ----------------- --- ------------- ------------
Commercial real estate securities                       $41,847             $33,602            $8,245         24.5%
Commercial mortgage loan pools                           13,287              13,605             (318)         (2.3)
Commercial real estate loans                              8,973               4,937             4,036          81.8
Residential mortgage-backed securities ("RMBS")           3,080               2,691               389          14.4
Cash and cash equivalents                                   580                 266               314         118.0
                                                 ------------------- ----------------- --- ------------- ------------
Total interest income                                   $67,767             $55,101           $12,666         23.0%
                                                 =================== ================= === ============= ============


                                                       For the Six Months Ended                    Variance
                                                              June 30,
                                                        2006               2005               Amount          %
                                                 ------------------- ----------------- --- ------------- ------------
Commercial real estate securities                       $79,638             $66,233           $13,405         20.2%
Commercial mortgage loan pools                           26,513              27,157             (644)         (2.4)
Commercial real estate loans                             16,989              10,281             6,708          65.2
RMBS                                                      6,110               5,571               539           9.7
Cash and cash equivalents                                   918                 503               415          82.5
                                                 ------------------- ----------------- --- ------------- ------------
Total interest income                                  $130,168            $109,745           $20,423         18.6%
                                                 =================== ================= === ============= ============

The following table reconciles interest income and total income for the three and six months ended June 30, 2006 and 2005.

                                             For the Three Months Ended June 30,                    Variance
                                                   2006                 2005             Amount                 %
                                          ----------------------------------------------------------------------------------
Interest Income                                     $67,767           $55,101            $12,666                23.0%
Earnings from BlackRock Diamond                       6,155                 -              6,155                  n/a
Earnings from the Carbon Capital I                        8             1,732            (1,726)               (99.5)
Earnings from the Carbon Capital II                   3,511             1,292              2,219                171.7
                                          ----------------------------------------------------------------------------------
Total Income                                        $77,441           $58,125             19,316                33.2%
                                          ==================================================================================


                                              For the Six Months Ended June 30,                     Variance
                                                    2006                2005             Amount                %
                                           ---------------------------------------------------------------------------------
Interest Income                                    $130,168          $109,745           $20,423                 18.6%
Earnings from BlackRock Diamond Property
Fund ("BlackRock Diamond")                           11,697                 -            11,697                   n/a
Earnings from the Carbon Capital I                      714             3,424           (2,710)               (79.1)%
Earnings from the Carbon Capital II                   6,605             2,205             4,400                199.5%
Earnings from real estate joint ventures                  -                59              (59)              (100.0)%
                                           ---------------------------------------------------------------------------------
Total Income                                       $149,184          $115,433          (33,751)                 29.2%
                                           =================================================================================


For the three and six months ended June 30, 2006, interest income increased $12,666 and $20,423, or 23.0% and 18.6%, from the same three and six month periods in 2005. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $13,405, or 20.2%, and $6,708, or 65.2%, respectively, for the six months ended June 30, 2006. Income from BlackRock Diamond was $6,155 and $11,697 for the three and six months ended June 30, 2006, respectively. The Company began investing in BlackRock Diamond in the fourth quarter of 2005, as a result, there was no income related to BlackRock Diamond for the three and six months ended June 30, 2005. BlackRock Diamond maintains its financial records on a fair value basis. The Company has retained such accounting in its consolidated financial statements pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation. For the three and six months ended June 30, 2006, income from Carbon I decreased $(1,726), or (99.5)%, and $(2,710), or (79.1)%, from the same three and six month periods in 2005. The decrease in Carbon I income is attributable to Carbon I's investment period expiring on July 12, 2004 and the subsequent pay down of its assets. For the three and six months ended June 30, 2005, income from Carbon II increased $2,219, or 171.7%, and 4,400, or 199.5%, from the same three and six month periods in 2005. The increase in Carbon II income is primarily attributable to the investment of additional capital in 2006 and prepayment penalties received on its underlying commercial real estate loans.


Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.

                                         For the Three Months Ended              Variance
                                                  June 30,
                                            2006            2005          Amount           %
                                       --------------- --------------- ------------- ---------------
Collateralized debt obligations             $18,580         $16,018        $2,562             16.0%
Commercial real estate securities             9,280           3,377         5,903             174.8
Commercial mortgage loan pools*              12,612          12,745         (133)             (1.0)
Commercial real estate loans                  3,023           1,275         1,748             137.1
RMBS                                          3,748           2,396         1,352              56.4
Junior subordinated notes - net               3,439               -         3,439               n/a
Cash flow hedges                                636           1,626         (990)            (60.9)
Hedge ineffectiveness**                          40           1,533       (1,493)            (97.4)
                                       --------------- --------------- ------------- ---------------
Total Interest Expense                      $51,358         $38,970       $12,388             31.8%
                                       =============== =============== ============= ===============


                                          For the Six Months Ended               Variance
                                                  June 30,
                                            2006            2005          Amount           %
                                       --------------- --------------- ------------- ---------------
Collateralized debt obligations             $34,714         $31,766         2,948              9.2%
Commercial real estate securities            17,356           5,964        11,392             191.0
Commercial mortgage loan pools*              25,278          25,525         (247)             (1.0)
Commercial real estate loans                  5,988           2,496         3,492             139.9
RMBS                                          7,343           4,525         2,818              62.3
Junior subordinated notes - net               5,659               -         5,659               n/a
Cash flow hedges                              2,119           3,926       (1,807)            (46.0)
Hedge ineffectiveness**                       (575)           1,272       (1,847)           (145.2)
                                       --------------- --------------- ------------- ---------------
Total Interest Expense                      $97,882         $75,474       $22,408             29.7%
                                       =============== =============== ============= ===============

* Includes $35 and $81 of interest expense for the three and six months ended June 30, 2006 from short-term financings of securities related to the consolidation of commercial mortgage loan pools. Includes $13 and $17 of interest expense for the three and six months ended June 30, 2005 from short-term financings of securities related to the consolidation of commercial mortgage loan pools.

**See Note 12 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.

For the three and six months ended June 30, 2006, interest expense increased $12,388, or 31.8%, and $22,408, or 29.7%, from the same three and six month periods in 2005. Interest expense related to CDOs increased $2,562, or 16.0%, and $2,948, or 9.2%, for the three and six months ended June 30, 2006 and 2005, respectively, primarily due to the issuance of CDO HY3. The financing of additional commercial real estate securities and commercial real estate loans along with higher short-term borrowing rates increased interest expense $11,392, 191.0%, and $3,492, or 139.9%, respectively, for the same six month period of 2005. For the three and sixth months ended June 30, 2006, the issuance of $175,000 of trust preferred securities since the fourth quarter of 2005 increased interest expense $3,439 and 5,659, respectively. Cash flow hedge expense decreased $990, or 60.9%, and $1,807, or 46.0%, for the three and six months ended June 2006 and 2005, respectively. This decrease is due to the cash flow hedges offsetting higher short-term interest rates on commercial real estate securities and loans.

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

The following chart describes the interest income, interest expense, net interest margin, average yield, cost of funds and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company's net interest margin and net interest spread from the portfolio.

                             For the Three Months          For the Six Months
                                Ended June 30,               Ended June 30,
                           2006            2005           2006            2005
                      --------------- -------------- -------------- ------------
Interest income           $55,190        $42,369        $104,972         $84,465
Interest expense          $38,740        $24,705        $73,261          $48,805
Net interest margin        2.23%          3.07%          2.22%            3.14%
Average yield              7.50%          7.36%          7.36%            7.43%
Cost of funds              6.11%          5.31%          6.11%            5.27%
Net interest spread        1.38%          2.05%          1.25%            2.17%

Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The table below summarizes those expenses for the three and six months ended June 30, 2006 and 2005.

                                          For the Three Months Ended
                                                   June 30,                            Variance
                                            2006               2005               Amount          %
                                     ------------------- ----------------- --- ------------- ------------
Management fee                               $3,109              $2,661              $448         16.8%
Incentive fee                                 1,538                   -             1,538           n/a
Incentive fee - stock based                     856                   -               856           n/a
General and administrative expense            1,135                 938               197          21.0
                                     ------------------- ----------------- --- ------------- ------------
Total other expenses                         $6,638              $3,599            $3,039         84.4%
                                     =================== ================= === ============= ============

                                           For the Six Months Ended                    Variance
                                                   June 30,
                                            2006               2005               Amount          %
                                     ------------------- ----------------- --- ------------- ------------
Management fee                               $6,160              $5,420              $740         13.7%
Incentive fee                                 2,708                   -             2,708           n/a
Incentive fee - stock based                     856                   -               856           n/a
General and administrative expense            2,238               1,758               480          27.3
                                     ------------------- ----------------- --- ------------- ------------
Total other expenses                        $11,962              $6,998            $4,964         70.9%
                                     =================== ================= === ============= ============

Management fees are based on 2% of average quarterly stockholders' equity. The increase of $448 and $740 or 16.8% and 13.7% for the three and six months ended June 30, 2006, respectively, is due to the increase in the Company's stockholders' equity. The Manager earned an incentive fee of $1,538 and $2,708 for the three and six months ended June 30, 2006, respectively, as the Company achieved the necessary performance goals specified in the Management Agreement. The $856 of expense is the accrual for the stock based incentive fee that was approved by the Company's Board of Directors in February 2006. See Note 11 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company's Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the six months ended June 30, 2006 is primarily attributable to the Company's increased professional fees and costs associated with the Company's increased non-U.S. investment activity.

Other Gains (Losses): Gains (losses) on securities available-for-sale were $(60) and $57 for the six months ended June 30, 2006 and 2005, respectively. Gains (losses) on securities held-for-trading were $2,315 and $(2,678) for the six months ended June 30, 2006 and 2005, respectively. Foreign currency gains (losses) were $315 and $(344) for the six months ended June 30, 2006 and 2005, respectively, which represent the net impact of the Company's foreign currency exposure for the applicable quarters. The losses on impairment of assets of $5,434 and $3,231 for the six months ended June 30, 2006 and 2005, respectively, were related to the Company's write down of certain

CMBS as required by EITF 99-20. See Note 4 of the consolidated financial statements, Impairment - CMBS, for further discussion of impairments.

Income from Discontinued Operations: The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.

Dividends Declared: On May 18, 2006, the Company declared distributions to its stockholders of $0.29 per share, payable on July 31, 2006 to stockholders of record on June 30, 2006.

Changes in Financial Condition

Securities Available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at June 30, 2006 and December 31, 2005:

                                                 June 30, 2006                     December 31,
                                                   Estimated                      2005 Estimated
                                                     Fair                              Fair
                Security Description                Value          Percentage          Value            Percentage
  --------------------------------------------- ---------------- --------------- ----------------- ----------------
  Commercial mortgage-backed securities:
  CMBS IOs                                              $87,801            3.6%          $103,363             5.0%
  Investment grade CMBS                                 729,713            30.1           509,835             24.5
  Non-investment grade rated subordinated
  securities                                            638,152            26.3           675,995             32.5
  Non-rated subordinated securities                      48,385             2.0            26,411              1.3
  Credit tenant leases                                   24,570             1.0            24,837              1.2
  Investment grade REIT debt                            226,368             9.3           255,767             12.3
  Multifamily agency securities                         396,190            16.4           263,362             12.7
  CDO investments                                       116,088             4.8           124,549              6.0
                                                ---------------- --------------- ----------------- ----------------
       Total CMBS                                     2,267,267            93.5         1,984,119             95.5
                                                ---------------- --------------- ----------------- ----------------

  Single-family RMBS:
  Agency adjustable rate securities                       2,027            0.1             76,491              3.7
  Residential CMOs                                      140,334            5.8                725              0.1
  Hybrid adjustable rate mortgages                       13,390            0.6             15,601              0.7
                                                ---------------- --------------- ----------------- ----------------
       Total RMBS                                       155,751            6.5             92,817              4.5
                                                ---------------- --------------- ----------------- ----------------

                                                ---------------- --------------- ----------------- ----------------
  Total securities available-for-sale                $2,423,018          100.0%        $2,076,936           100.0%
                                                ================ =============== ================= ================

During the six months ended June 30, 2006, the Company purchased $506,068 of securities available-for-sale. In addition, the Company received principal payments of $24,666 related to securities available-for-sale.

Borrowings: At June 30, 2006 and December 31, 2005, the Company's debt consisted of line-of-credit borrowings, CDO debt, junior subordinated notes, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At June 30, 2006 and December 31, 2005, the Company has obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's borrowings:

                                                            For the Six Months Ended
                                                                 June 30, 2006
                                        -----------------------------------------------------------------
                                              June 30,
                                                2006              Maximum              Range of
                                              Balance             Balance             Maturities
                                        --------------------- ---------------- --------------------------
CDO debt*                                         $1,483,078       $1,483,078      5.4 to 10.2 years
Commercial mortgage loan pools                     1,261,989        1,294,058      2.5 to 12.5 years
Reverse repurchase agreements                        895,236        1,079,980        3 to 184 days
Credit facilities                                    208,272          317,490    122 days to 2.2 years
Junior subordinated notes                            180,477          180,477        29.6 years**
                                        ---------------------
Total borrowings                                  $4,029,052
                                        ---------------------

* Disclosed as adjusted issue price. Total par of the Company's CDO debt at June 30, 2006 was $1,495,110.
** $77,380 of the Company's junior subordinated notes can be redeemed at par beginning in October 2010, $51,550 can be redeemed at par beginning in March 2011 and $51,547 can be redeemed at par beginning in April 2011.

Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company's assets and the cost of borrowing.

Interest rate hedging instruments at June 30, 2006 and December 31, 2005 consisted of the following:

                                                              At June 30, 2006
                           -----------------------------------------------------------------------------------
                             Notional Value     Estimated Fair    Unamortized Cost   Average Remaining Term
                                                     Value                                  (years)
                           -----------------------------------------------------------------------------------
Cash flow hedges                 $647,900           $26,330                $-                   7.33
CDO cash flow hedges              904,908            35,642                 -                   7.69
Trading swaps                     100,000             6,145                 -                   5.47
CDO timing swaps                  223,445                78                 -                   6.57
CDO LIBOR cap                      85,000               369             1,407                   6.90

                                                          At December 31, 2005
                           -----------------------------------------------------------------------------------
                             Notional Value     Estimated Fair    Unamortized Cost   Average Remaining Term
                                                     Value                                  (years)
                           -----------------------------------------------------------------------------------
Cash flow hedges                 $500,350            $6,234                $-                   8.42
CDO cash flow hedges              701,603            10,616                 -                   7.51
Trading swaps                     133,000             4,032                 -                   6.83
CDO timing swaps                  223,445              (37)                 -                   7.08
CDO LIBOR cap                      85,000             1,419             1,407                   7.40

Capital Resources and Liquidity

The Company requires capital to fund its investment activities and operating expenses. The Company believes it has sufficient access to capital resources to fund its existing business plan. The Company's capital sources include cash flow from operations, borrowings under reverse repurchase agreements, credit facilities, CDOs, junior subordinated notes and the issuance of preferred and common equity securities.

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

Certain information with respect to the Company's borrowings at June 30, 2006 is summarized as follows:


                                Reverse                 Commercial   Collateralized      Trust         Total
                              Repurchase     Credit      Mortgage          Debt         Preferred   Collateralized
                              Agreements   Facilities   Loan Pools     Obligations     Securities     Borrowings
                             ------------ ------------ ------------- ---------------- ------------- ----------------
Outstanding borrowings          $895,236     $208,272    $1,261,989       $1,483,078     $180,477       $4,029,052
Weighted average
    borrowing rate                 5.27%        5.11%         3.79%            6.04%        7.64%            5.07%
Weighted average remaining
    maturity                     25 days   1.53 years    6.33 years       7.37 years  29.60 years       5.01 years
Estimated fair value of
    assets pledged              $948,602     $277,168    $1,281,946       $1,628,189            -       $4,135,905



At June 30, 2006, the Company's borrowings had the following remaining maturities:


                                Reverse                 Commercial   Collateralized      Trust         Total
                              Repurchase     Credit      Mortgage          Debt         Preferred   Collateralized
                              Agreements   Facilities   Loan Pools     Obligations     Securities     Borrowings
                             ------------ ------------ ------------- ---------------- ------------- ----------------
Within 30 days                  $861,520           $-            $-               $-           $-         $861,520
31 to 59 days                     22,164            -             -                -            -           22,164
60 days to less than 1                                            -                -            -
    year                          11,552       39,772                                                       51,324
1 year to 3 years                      -      168,500             -                -            -          168,500
3 years to 5 years                     -            -             -                -            -                -
Over 5 years                           -            -     1,261,989        1,483,078      180,477        2,925,544
                             ---------------------------------------------------------------------------------------
                                $895,236     $208,272    $1,261,989       $1,483,078     $180,477       $4,029,052
                             =======================================================================================

* At June 30, 2006, collateralized debt obligations are comprised of $418,809 of CDO debt with a weighted average remaining maturity of 5.79 years, $292,358 of CDO debt with a weighted average remaining maturity of 6.16 years, $367,007 of CDO debt with a weighted average remaining maturity of 6.89 years, and $416,935 of CDO debt with a weighted average remaining maturity of 10.18 years.

Credit Facilities

At June 30, 2006, $127,308 of the Company's $200,000 committed multicurrency credit facility with Deutsche Bank, AG was available for future borrowings and $10,523 of the Company's $75,000 committed credit facility with Greenwich Capital, Inc. was similarly available.

On February 16, 2006, the Company entered into a $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. At June 30, 2006, $164,369 was available for future borrowings under this facility.

On March 17, 2006, the Company entered into a $100,000 committed non-U.S. dollar credit facility with Bank of America, N.A. which matures in September 2008. Outstanding borrowings under this credit facility bear interest at a LIBOR based variable rate. At June 30, 2006, $65,162 was available for future borrowings under this facility.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on GAAP of $400,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. At June 30, 2006, the Company was in compliance with all covenants in its credit facilities.


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

On May 23, 2006, the Company closed its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, was privately placed, and the Company retained additional CDO debt rated BB and 100% of the preferred shares issued by the CDO.

In accordance with the terms of this offering, the Company is expected to contribute to the CDO up to $50,000 of additional CMBS during a ramp-up period ending in October 2006. The additional CMBS will be contributed at face value. The debt issuance match funded existing Company assets that were contributed to the CDO at closing as well as the assets to be purchased during the ramp-up period, with long-term liabilities. The Company accounts for this transaction as a financing. All debt placed has legal final maturity of May 2051 but an assumed weighted average life of 8.1 years. Including interest rate hedges, this debt had a cost of funds of approximately 6.3% for the second quarter of 2006 after issuance expenses. The Company used the net proceeds of the offering to pay down existing debt on the CDO collateral. At June 30, 2006, approximately 83% of the Company's subordinated CMBS is match funded in CDOs.

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

Equity Issuances

For the six months ended June 30, 2006, the Company issued 590,216 shares of its Common Stock, par value $0.001 per share (the "Common Stock"), under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company were approximately $6,270. For the six months ended June 30, 2005, the Company issued 7,706 shares of its Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $91.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the accounting standard setters continue to review the FIN 46(R)-5 provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

At June 30, 2006, the Company owned securities of 25 Controlling Class CMBS trusts with a par of $1,001,704. The total current par amount of CMBS issued by the 25 trusts was $35,224,118. One of the Company's 25 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $686,024 and $565,231 at June 30, 2006 and December 31, 2005, respectively.

In addition, the Company has completed two securizations that qualify as QSPEs under SFAS No. 140. Through CDO HY1 and HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the accounting standard setters determine that Controlling Class CMBS are not QSPE's, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company's total maximum exposure to loss as a result of its investments in CDOs HY1 and HY2 at June 30, 2006 and December 31, 2005, respectively, is $113,089 and 109,003.

At June 30, 2006, the Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities.

At June 30, 2006 and December 31, 2005, the Company's total maximum exposure to loss as a result of its investment in Leaf is $3,664 and $3,573, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company's trading securities. Operating activities provided (used) cash flows of $76,143 and $(30,307) during the six months ended June 30, 2006 and 2005, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from repayment of these securities also increase operating cash flows. During 2006 the Company received $22,509 of repayments related to these securities, whereas in 2005 the Company purchased $58,862 of fixed income securities classified as trading. In addition, in 2006 the Company closed interest rate swaps classified as a cash flow hedges and received cash of $15,107.

The Company's investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities used cash flows of $553,599 and $147,120 during the six months ended June 30, 2006 and 2005, respectively. The variance in investing cash flows is primarily attributable to significant purchases of securities and commercial mortgage loans.

Financing cash flows consist primarily of borrowings, CDO and junior subordinated note issuances, common and preferred stock offerings offset by dividends on common and preferred stock and repayments of borrowings. The Company's financing activities provided cash flows $468,111 and $166,923 during the six months ended June 30, 2006 and 2005, respectively. The increase in financing cash flows in 2006 was primarily attributable to issuance of collateralized debt obligations as well as the issuance of junior subordinated notes.

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

Contingent Liability

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2006, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.

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

To provide an incentive, the Manager is entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.35 per common share at June 30, 2006).

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors' February 2006 meeting. Additionally, pursuant to a resolution of the Company's Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one half of one percent of common shares outstanding will be paid to the Manager in 2006. The Company recognized an expense of $856 related to the deferred shares of Common Stock to be issued under the stock-based incentive plan.

The Company incurred $3,109 and $6,160 in base management fees in accordance with the terms of the Management Agreement for the three and six months ended June 30, 2006, respectively, and $2,661 and $5,240 for the three and six months ended June 30, 2005, respectively. The Company incurred $1,538 and $2,708 in incentive fees for the three and six months ended June 30, 2006. The Company did not incur incentive fees for the three and six months ended June 30, 2005. At June 30, 2006 and 2005, respectively, management and incentive fees of $4,422 and $2,477 are payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $200 for certain expenses incurred on behalf of the Company for the three and six months ended June 30, 2006, respectively, and $40 and $80 for the three and six months ended June 30, 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the six months ended June 30, 2006 and 2005, the Company recorded administration and investment accounting fees of $140 and $115 respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 20 of the Company's 25 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank, and therefore an affiliate of the Manager. The Company's fees for Midland's services are at market rates.

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At June 30, 2006, 86.3% of the commitment has been called and the Company owned approximately 25.5% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at June 30, 2006 was $96,962. The Company's unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at June 30, 2006 was $3,265. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On June 30, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II., a private commercial real estate income opportunity fund managed by the Manager. At June 30, 2006, the Company's investment in Carbon II was $63,874 and the Company's remaining commitment to Carbon II is $39,472. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.


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

During the first quarter, the Company and certain subsidiaries elected to have the subsidiaries treated as taxable REIT subsidiaries. This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

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

The majority of the Company's assets are fixed-rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At June 30, 2006, all of the Company's liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including its preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 30-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.3 years based on net asset value at June 30, 2006. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $10,000.

Earnings per share sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other. Estimated fair value in this scenario is calculated using the assumption that the U.S. Treasury yield curve remains constant even though changes in both long-term and short-term interest rates can occur simultaneously.

Regarding the table below, all changes in income and value are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates at June 30, 2006. Actual results could differ significantly from these estimates.

                   Projected Percentage Change In
                        Earnings Per Share
                      Given LIBOR Movements
          Change in LIBOR,             Projected Change in
          +/- Basis Points              Earnings per Share
     --------------------------      -------------------------
             -200                             $0.160
             -100                             $0.008
              -50                             $0.004
             Base Case
              +50                           $(0.004)
             +100                           $(0.008)
             +200                           $(0.160)

The Company's GAAP book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed-rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At June 30, 2006, economic duration for the Company's entire portfolio was 2.5 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.5%. At June 30, 2006, the Company estimates its economic value, or net asset value of its common stock to be $530,943.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's common stock is as follows:

Duration - GAAP book value at June 30, 2006                              8.0
Less:
        Duration contribution of CDO I liabilities                      (1.3)
        Duration contribution of CDO II liabilities                     (1.1)
        Duration contribution of CDO III liabilities                    (1.0)
        Duration contribution of CDO HY3 liabilities                    (0.8)
        Duration contribution of Series C Preferred Stock               (0.2)
        Duration contribution of Junior subordinated notes              (1.1)
                                                                    ----------
Economic duration at June 30, 2006                                       2.5
                                                                    ==========

The GAAP book value of the Company's common stock is $9.86 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 8.0%, or $50,000. As indicated above, approximately $10,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.72 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.14 to $0.34 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At June 30, 2006, securities with a total estimated fair value of $1,664,277 are collateralizing the CDO borrowings of $1,531,183; therefore, the Company's preferred equity interest in its four consolidated CDOs is $133,094 ($2.33 per share). In accordance with GAAP, the Company's CDO borrowings are not marked-to-market, however, the economic value of the Company's CDO borrowings will change in response to changes in interest rates and/or credit spreads.

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

During the first quarter, the Company and certain subsidiaries elected to have the subsidiaries treated as taxable REIT subsidiaries. This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

ITEM 4.       Controls and Procedures

           Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of its disclosure controls and procedures at June 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2006.

           No change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

At June 30, 2006 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.

Item 1A.   Risk Factors

Certain factors may have a material adverse effect on the Company's business, financial condition and results of operations. For discussion of the Company's potential risks, refer to Part I, "Item 1A., Risk Factors", included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on March 16, 2006.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders on May 18, 2006, the Company's stockholders approved (1) the election of Scott M. Amero, Ralph. L. Schlosstein and Deborah J. Lucas to the Board of Directors of the Company, (2) the 2006 Stock Award and Incentive Plan and (3) the ratification of the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as the Company's independent auditors. The Company's stockholders did not approve a stockholder proposal relating to the compensation of the management of the Company.

The result of the vote is as follows:

          Election of Scott M. Amero

For:                                                                  41,649,198
Withheld:                                                              7,907,364

          Election of Ralph L. Schlosstein

For:                                                                  43,681,778
Withheld:                                                              7,874,784

          Election of Deborah J. Lucas

 For:                                                                 47,611,340
Withheld:                                                              3,945,222

          2006 Stock Award and Incentive Plan

For:                                                                  30,358,629
Against:                                                               4,192,823
Abstaining:                                                              444,451

          Ratification of Deloitte & Touche LLP

For:                                                                  50,811,246
Against:                                                                 512,333
Abstaining:                                                              232,983

         Stockholder proposal relating to the compensation of management

For:                                                                   3,193,618
Against:                                                              31,289,228
Abstaining:                                                              513,047


The terms of the following other directors of the Company continued after the meeting: Hugh R. Frater, Donald G. Drapkin, Carl F. Geuther, Jeffrey C. Keil and Leon T. Kendall.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.             Description
-----------             -----------

       10.1 Letter agreement, dated as of July 1, 2006 to Master Repurchase Agreement, dated as of July 8, 2002 between the Registrant, as seller, and Greenwich Capital Financial Products, Inc., as buyer.
       24.1       Power of Attorney (included on signature page hereto)
       31.1       Certification of Chief Executive Officer
       31.2       Certification of Chief Financial Officer
       32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ANTHRACITE CAPITAL, INC.



Dated:  August 9, 2006                      By: /s/ Christopher A. Milner
                                                -------------------------
                                                Name: Christopher A. Milner
                                                Title: Chief Executive Officer
                                                (duly authorized representative)




Dated:  August 9, 2006                      By: /s/ James J. Lillis
                                                 -----------------------------
                                                Name: James J. Lillis
                                                Title: Chief Financial Officer