Form 10-Q
period 2006-09-30
ANTHRACITE CAPITAL INC
filed 2006-11-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                    to
Commission File Number 001-13937
ANTHRACITE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-3978906

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 East 52nd Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number including area code): (212) 810-3333
NOT APPLICABLE
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
(1)      Yes ☑       No ☐
(2)      Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(1)      Yes ☐     No ☑
     At November 9, 2006, 57,818,331 shares of common stock ($.001 par value per share) were outstanding.

ANTHRACITE CAPITAL, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Anthracite Capital, Inc. (“Anthracite” or the “Company”) is a specialty finance company that invests in commercial real estate assets on a global basis. Anthracite is externally managed by BlackRock Financial Management, Inc., which is a subsidiary of BlackRock, Inc. (“BlackRock”) (NYSE:BLK), one of the largest publicly traded investment management firms in the United States with approximately $1.075 trillion in global assets under management at September 30, 2006. BlackRock Realty Advisors, Inc., another subsidiary of BlackRock, provides real estate equity and other real estate-related products and services in a variety of strategies to meet the needs of institutional investors. The PNC Financial Services Group, Inc. (“PNC”), a diversified financial services organization, is a significant shareholder of BlackRock. Through its affiliates, PNC originates commercial, multifamily and residential real estate loans, and services $173.7 billion in commercial mortgage loans for third parties through its Midland Loan Services, Inc. subsidiary at September 30, 2006.
Forward-Looking Statements
Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. Anthracite cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and Anthracite assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors previously disclosed in the Company’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of Anthracite’s assets;

(3)	the relative and absolute investment performance and operations of Anthracite’s Manager;

(4)	the impact of increased competition;

(5)	the impact of capital improvement projects;

(6)	the impact of future acquisitions or divestitures;

(7)	the unfavorable resolution of legal proceedings;

(8)	the extent and timing of any share repurchases;

(9)	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

(10)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to Anthracite, BlackRock, Merrill Lynch & Co., Inc. or PNC;

(11)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and Anthracite;

(12)	the ability of BlackRock to attract and retain highly talented professionals;

(13)	fluctuations in foreign currency exchange rates;

(14)	the impact of changes to tax legislation and, generally, the tax position of the Company;

(15)	BlackRock’s ability to successfully integrate the Merrill Lynch Investment Managers (“MLIM”) business with its existing business; and

(16)	the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management.
Anthracite’s Annual Report on Form 10-K for the year ended December 31, 2005 and Anthracite’s subsequent reports filed with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands)
(unaudited)

	September 30, 2006		December 31, 2005
ASSETS
Cash and cash equivalents		$31,646		$40,556
Restricted cash equivalents		20,501		1,246
Securities available-for-sale, at fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$874,792		$826,955
Investment grade CMBS	1,623,583		1,157,164
Residential mortgage-backed securities (“RMBS”)	150,809		92,817

Total securities available-for-sale		2,649,184		2,076,936
Commercial mortgage loan pools, at amortized cost		1,276,471		1,292,407
Securities held-for-trading, at estimated fair value
CMBS	22,067		21,264
RMBS	139,217		166,209

Total securities held-for-trading		161,284		187,473
Commercial mortgage loans, net		507,743		365,806
Equity investments		183,227		110,650
Interest rate swap agreements, at fair value		33,401		31,172
Other assets		62,530		58,013

Total Assets		$4,925,987		$4,164,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Collateralized debt obligations (“CDOs”)	$1,480,632		$1,066,930
Secured by pledge of subordinated CMBS	127,059		83,213
Secured by pledge of other securities available-for-sale	799,385		606,209
Secured by pledge of commercial mortgage loan pools	1,257,004		1,278,908
Secured by pledge of securities held-for-trading	133,266		176,361
Secured by pledge of commercial mortgage loans	193,183		229,556
Junior subordinated notes to subsidiary trust issuing preferred securities	180,477		77,380

Total borrowings		$4,171,006		$3,518,557
Payable for investments purchased		42,519		—
Distributions payable		17,613		16,673
Interest rate swap agreements, at fair value		18,222		8,907
Other liabilities		24,461		22,104

Total Liabilities		$4,273,821		$3,566,241

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $0.001 per share; 400,000 shares authorized; 57,638 shares issued and outstanding in 2006; 56,339 shares issued and outstanding in 2005		58		56
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
Additional paid-in capital		627,403		612,368
Distributions in excess of earnings		(131,566)		(130,038)
Accumulated other comprehensive income		100,836		60,197

Total Stockholders’ Equity		652,166		598,018

Total Liabilities and Stockholders’ Equity		$4,925,987		$4,164,259

     The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Interest from securities available-for-sale	$44,707	$35,480	$126,684	$103,024
Interest from commercial mortgage loans	11,052	5,362	28,041	15,643
Interest from commercial mortgage loan pools	13,230	13,460	39,743	40,617
Interest from securities held-for-trading	1,750	3,797	5,522	8,057
Earnings from equity investments	2,986	2,870	22,001	8,499
Earnings from real estate joint ventures	—	—	—	59
Interest from cash and cash equivalents	828	969	1,746	1,471

Total income	74,553	61,938	223,737	177,370

Expenses:
Interest	54,185	40,940	148,345	113,501
Interest — securities held-for-trading	1,875	1,864	5,597	4,777
Management and incentive fees	4,176	2,799	13,900	8,039
General and administrative expense	1,144	933	3,382	2,691

Total expenses	61,380	46,536	171,224	129,008

Other gains (losses):
Gain on sale of securities available-for-sale, net	446	31	386	88
Gain (loss) on securities held-for-trading, net	(18)	897	2,297	(1,781)
Foreign currency gain (loss)	682	87	997	(257)
Loss on impairment of assets	(361)	—	(5,795)	(3,231)

Total other gain (loss)	749	1,015	(2,115)	(5,181)

Income from Continuing Operations	13,922	16,417	50,398	43,181

Income from Discontinued Operations	—	—	1,366	—

Net income	13,922	16,417	51,764	43,181

Dividends on preferred stock	1,348	1,348	4,044	4,044

Net income available to common stockholders	$12,574	$15,069	$47,720	$39,137

Net income per common share, basic:	$0.22	$0.28	$0.84	$0.73

Net income per common share, diluted:	$0.22	$0.28	$0.83	$0.73

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income from continuing operations per share of common stock, after preferred dividends
Basic	$0.22	$0.28	$0.82	$0.73
Diluted	$0.22	$0.28	$0.81	$0.73

Income from discontinued operations per share of common stock
Basic	—	—	$0.02	—
Diluted	—	—	$0.02	—

Weighted average number of shares outstanding:
Basic	57,167	54,115	56,970	53,573
Diluted	57,458	54,124	57,164	53,583

Dividend declared per share of Common Stock	$0.29	$0.28	$0.86	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2006
(in thousands)

		Series			Accumulated
	Common	C	Additional	Distributions	Other		Total
	Stock,	Preferred	Paid-In	In Excess	Comprehensive	Comprehensive	Stockholders’
	Par Value	Stock	Capital	Of Earnings	Income	Income	Equity
Balance at January 1, 2006	$56	$55,435	$612,368	$(130,038)	$60,197		$598,018

Net income				51,764		$51,764	51,764

Unrealized gain on cash flow hedges					8,638	8,638	8,638

Reclassification of losses from cash flow hedges included in net income					3,925	3,925	3,925

Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment					28,076	28,076	28,076

Other comprehensive income						40,639

Comprehensive income						$92,403

Dividends declared-common stock				(49,248)			(49,248)

Dividends declared — preferred stock				(4,044)			(4,044)

Issuance of common stock	2		15,035				15,037

Balance at September 30, 2006	$58	$55,435	$627,403	$(131,566)	$100,836		$652,166

Disclosure of reclassification adjustment:

Unrealized holding gain						$27,902
Reclassification for realized gains previously recorded as unrealized						174

						$28,076

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$51,764	$43,181
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in trading securities	28,487	(37,777)
Net (gain) loss on sale of securities	(2,683)	1,693
Gain on sale of real estate held for sale	(1,366)	—
Earnings from subsidiary trust	(325)	(2)
Distributions from subsidiary trust	294	—
Earnings from equity investments and real estate joint ventures	(22,001)	(8,558)
Distributions of earnings from equity investments and real estate joint ventures	13,215	5,512
Amortization of collateralized debt obligation issuance costs	1,913	1,744
Amortization of junior subordinated note issuance costs	126	2
Premium amortization (Discount accretion), net	3,670	(645)
Loss on impairment of assets	5,795	3,231
Unrealized net foreign currency (gain) loss	(9,926)	1,229
Proceeds (disbursements) from sale of interest rate swap agreements	15,253	(2,108)
(Increase) decrease in other assets	(2,325)	3,935
Increase (decrease) in other liabilities	13,771	(6,187)

Net cash provided by operating activities	95,662	5,250

Cash flows from investing activities:
Purchase of securities available-for-sale	(651,852)	(321,808)
Proceeds from sale of securities available-for-sale	109,021	55,082
Principal payments received on securities available-for-sale	34,898	2,636
Funding of commercial mortgage loans	(234,098)	(83,519)
Repayments received from commercial mortgage loans	100,079	82,971
Repayments received from commercial mortgage loan pools	6,607	5,899
Purchase of real estate held-for-sale	(5,435)	—
Proceeds from sale of real estate held-for-sale	6,801	—
Increase in restricted cash equivalents	(19,255)	(69,358)
Investment in subsidiary trust	—	(2,380)
Return of capital from equity investments and joint ventures	14,742	26,869
Investment in equity investments	(72,202)	(12,359)

Net cash used in investing activities	(710,694)	(315,967)

Cash flows from financing activities:
Net increase in borrowings under reverse repurchase agreements and credit facilities	154,685	70,793

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Repayments of borrowings secured by commercial mortgage loan pools	(11,811)	(5,899)
Issuance of collateralized debt obligations	417,000	239,660
Issuance costs for collateralized debt obligations	(7,057)	(5,025)
Repayments of collateralized debt obligations	(4,073)	(776)
Issuance of junior subordinated notes to subsidiary trust	100,000	77,380
Issuance costs of junior subordinated notes	(3,208)	(2,250)
Dividends paid on preferred stock	(4,044)	(4,044)
Proceeds from issuance of common stock, net of offering costs	12,937	24,923
Dividends paid on common stock	(48,307)	(44,770)

Net cash provided by financing activities	606,122	349,992

Net (decrease) increase in cash and cash equivalents	(8,910)	39,275
Cash and cash equivalents, beginning of period	40,556	23,755

Cash and cash equivalents, end of period	$31,646	$63,030

Supplemental disclosure of cash flow information:
Interest paid	$149,806	$78,685

Investments purchased not settled	$42,519	$87,829

Supplemental disclosure of non-cash investing and financing activities:

Investments in subsidiary trusts	$3,097	$2,380

Incentive fees paid by the issuance of common stock	$2,100	$—

     The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)
Note 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the “Company”) is a specialty finance company that invests in commercial real estate assets on a global basis. The Company primarily generates income based on the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the United States Internal Revenue Code of 1986, as amended (the “Code”) and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.
The Company’s ongoing investment activities primarily encompass three core investment activities:
1) Commercial Real Estate Securities
2) Commercial Real Estate Loans
3) Commercial Real Estate Equity
The accompanying September 30, 2006 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of certain of the Company’s mortgage-backed securities and certain other investments.
Recent Accounting Developments
Accounting Changes and Corrections
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS

No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 had no impact on the Company’s consolidated financial statements.
Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the SEC, this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005. The Company adopted SFAS No. 123R, as amended, effective January 1, 2006 with no impact on the consolidated financial statements as there are no unvested options as of December 31, 2005 and the Company applied the fair value method to all options issued after January 1, 2003.
Reverse Repurchase Agreements
The FASB has placed an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on the Company’s balance sheet and should instead be treating the Company’s net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company’s net equity would not be materially affected. At September 30, 2006, the Company has identified available-for-sale securities with a fair value of approximately $148,953 which had been purchased from and financed with reverse repurchase agreements totaling approximately $116,765 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at September 30, 2006, total assets and total liabilities would be reduced by approximately $116,765.
Variable Interest Entities
The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. All significant inter-company balances and transactions have been eliminated in consolidation.
The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (“QSPE”) criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.
Impairment of Investments
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS

No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB Opinion No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company’s consolidated financial statements.
Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that:
• For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.
• Concentrations of credit risk in the form of subordination are not considered embedded derivatives.
• Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.
SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company is currently evaluating the impact of adopting SFAS No. 155.
Determining the Variability in a Potential VIE
The FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”) in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), Consolidation of Variable Interest Entities, in determining whether certain contracts or arrangements with a variable interest entity (“VIE”) are variable interests by requiring companies to base such evaluations on an analysis of the VIE’s purpose and design, rather than its legal form or accounting classification.
FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. The adoption of this FSP did not result in material differences from the Company’s existing accounting policies regarding the consolidation of VIEs.

Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effect of implementing this new standard.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157.
Effects of Prior Year Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company is currently evaluating the impact of adopting SAB No. 108.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$12,574	$15,069	$47,720	$39,137

Numerator for basic and diluted earnings per share	$12,574	$15,069	$47,720	$39,137

Denominator:
Denominator for basic earnings per share—weighted average common shares
Outstanding	57,166,798	54,114,955	56,969,930	53,573,433
Dilutive effect of stock options	2,925	9,391	2,148	9,084
Dilutive effect of stock based incentive fee	288,190	—	192,127	—

Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	57,457,913	54,124,346	57,164,205	53,582,517

Basic net income per weighted average common share:	$0.22	$0.28	$0.84	$0.73

Diluted net income per weighted average common share and common share equivalents:	$0.22	$0.28	$0.83	$0.73

Total anti-dilutive stock options excluded from the calculation of net income per share were 1,380,151 and 1,384,151 for the three and nine months ended September 30, 2006, respectively. Total anti-dilutive stock options excluded from the calculation of net income per share were 1,380,151 and 1,375,151 for the three and nine months ended September 30, 2005.

Note 3 SECURITIES AVAILABLE-FOR-SALE
The Company’s securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at September 30, 2006 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Security Description	Cost	Gain	Loss	Value

CMBS:
CMBS interest only securities (“IOs”)	$84,383	$624	$(1,799)	$83,208
Investment grade CMBS	761,527	59,361	(8,080)	812,808
Non-investment grade rated subordinated securities	630,025	64,220	(4,330)	689,914
Non-rated subordinated securities	63,788	5,053	(775)	68,067
Credit tenant leases	24,581	872	(660)	24,793
Investment grade REIT debt	248,141	6,225	(3,563)	250,803
Multifamily agency securities	455,138	3,140	(6,307)	451,971
CDO investments	116,810	3,858	(3,857)	116,811

Total CMBS	2,384,393	143,353	(29,371)	2,498,375

Single-family RMBS:
Agency adjustable rate securities	1,816	12	—	1,828
Residential CMOs	137,073	520	(1,236)	136,357
Hybrid adjustable rate mortgages (“ARMs”)	12,950	—	(326)	12,624

Total RMBS	151,839	532	(1,562)	150,809

Total securities available-for-sale	$2,536,232	$143,885	$(30,933)	$2,649,184

At September 30, 2006, the Company’s securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $146,338.
At September 30, 2006, an aggregate of $2,505,209 in estimated fair value of the Company’s securities available-for-sale was pledged to secure its collateralized borrowings.
During the nine months ended September 30, 2006, the Company sold seven securities classified as available for sale. Total proceeds from the sales were $109,021. The sales resulted in a gain of $1,588 from six securities and a loss of $1,202 on the seventh security sold. The Company sold this security with an unrealized loss prior to maturity due to a change in the underlying collateral which was expected to significantly impact the market value of the security. During the nine months ended September 30, 2005, the Company realized a gain of $88 on securities available-for-sale.

The following table shows the Company’s estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

CMBS IOs	$18,988	$(671)	$30,062	$(1,128)	$49,050	$(1,799)
Investment grade CMBS	41,504	(417)	136,965	(7,663)	178,469	(8,080)
Non-investment grade rated subordinated securities	181,578	(3,412)	24,757	(918)	206,335	(4,330)
Non-rated subordinated securities	15,912	(678)	2,432	(97)	18,344	(775)
Credit tenant leases	—	—	15,729	(660)	15,729	(660)
Investment grade REIT debt	9,966	(107)	67,485	(3,456)	77,451	(3,563)
Multifamily agency securities	122,842	(574)	175,454	(5,733)	298,296	(6,307)
CDO investments	30,916	(3,857)	—	—	30,916	(3,857)
Residential CMOs	93,193	(1,236)	—	—	93,193	(1,236)
Hybrid ARMs	—	—	12,624	(326)	12,624	(326)

Total temporarily impaired securities	$514,899	$(10,952)	$465,508	$(19,981)	$980,407	$(30,933)

The temporary impairment of the available-for-sale securities results from the estimated fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management possesses both the intent and the ability to hold the securities until maturity, allowing for the anticipated recovery in estimated fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2006.
At September 30, 2006, the anticipated weighted average yield to maturity based upon the amortized cost of the Company’s securities available-for-sale (“reported yield”) was 7.5% per annum. At September 30, 2006, the anticipated weighted average yields of the Company’s subordinated CMBS and investment grade securities available-for-sale were 10.1% and 6.3%, respectively. The Company’s anticipated yields on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, and liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans to be its controlling class CMBS (“Controlling Class”). Additional factors that may affect the Company’s anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.
Note 4 IMPAIRMENTS — CMBS
The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.
For the nine months ended September 30, 2006, the Company had nine CMBS that required an impairment charge of $5,795, of which $4,572 was attributed to higher prepayment rates on a pool of Small Business Administration commercial mortgages. The decline in the updated yields that caused the remaining impairment charge of $1,223 is not related to increases in losses but rather accelerated prepayments and changes in the timing of credit losses.
For the nine months ended September 30, 2005, the Company had two CMBS that required an impairment charge of $3,231, of which $3,072 was attributable to the Company increasing its underlying loan loss expectations on a 1998 vintage CMBS. The remaining impairment charge of $159 was not related to an increase in losses but rather a change in prepayment assumptions.
Note 5 COMMERCIAL MORTGAGE LOAN POOLS
During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company negotiated for and obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a qualifying special-purpose entity (“QSPE”) and FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”) required the Company to consolidate the net assets and results of operations of the trust.
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
Note 6 SECURITIES HELD-FOR-TRADING
The Company’s securities held-for-trading are carried at estimated fair value. At September 30, 2006, the Company’s securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $139,217 and subordinated CMBS with an estimated fair value of $22,067. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.
Note 7 COMMERCIAL MORTGAGE LOANS
The following is a summary of the Company’s commercial mortgage loans for the nine months ended September 30, 2006:

	Par	Book Value
Balance at December 31, 2005	$373,625	$365,806

Adjustment for discount accretion and foreign currency	—	7,918
Proceeds from repayment of mortgage loans	(100,079)	(100,079)
Investments in commercial mortgage loans	249,014	234,098

Balance at September 30, 2006	$522,560	$507,743

The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2006 and December 31, 2005:

	Carrying Value				Weighted Average
	September 30, 2006		December 31, 2005		Yield
Property Type	Amount	%	Amount	%	2006	2005

Retail	$189,933	37.4%	$76,502	20.9%	7.9%	7.3%
Office	142,753	28.1	94,432	25.8	8.5	8.9
Residential	53.158	10.5	57,466	15.7	9.0	8.6
Hotel	48,981	9.6	79,840	21.8	9.7	8.6
Industrial	34.942	6.9	2,423	0.7	8.3	8.1
Storage	34,059	6.7	32,913	9.0	9.0	9.1
Other Mixed Use	3,917	.8	2,230	0.6	8.0	8.1
Communication Tower	—	—	20,000	5.5	—	9.4

Total	$507,743	100.0%	$365,806	100.0%	8.5%	8.5%

Included in the chart above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $281,208 and $129,951 at September 30, 2006 and December 31, 2005, respectively.
At September 30, 2006, all commercial real estate loans owned directly by the Company were performing in line with expectations.
Note 8 EQUITY INVESTMENTS
The following is a summary of the Company’s equity investments for the nine months ended September 30, 2006:

	BlackRock			Dynamic India
	Diamond	Carbon I	Carbon II	Fund IV	Total

Balance at December 31, 2005	$51,004	$18,458	$41,188	$—	$110,650
Contributions to investments	41,901	—	32,782	3,850	78,533
Distributions from investments	(2,389)	(16,109)	(9,459)	—	(27,957)
Equity earnings	12,357	807	8,837	—	22,001

Balance at September 30, 2006	$102,873	$3,156	$73,348	$3,850	$183,227

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond Property Fund (“BlackRock Diamond”). On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of

$100,000. At September 30, 2006, 93% of the total commitment has been called and the Company owned approximately 21% of BlackRock Diamond. The Company’s investment in BlackRock Diamond at September 30, 2006 was $102,873.
The Company recorded $12,357 of income related to its ownership in BlackRock Diamond for the nine months ended September 30, 2006, as reported by BlackRock Diamond. Of the $12,357 in income, $1,434 represented current income and $10,923 represented unrealized capital appreciation. To date, the Company has invested an aggregate of $92,603, which represents a 21% interest in BlackRock Diamond, and has remaining capital commitments totaling $7,397. At September 30, 2006, BlackRock Diamond’s portfolio consisted of 20 assets with a total estimated market value of approximately $552,117. BlackRock Diamond carries its real estate investments at estimated fair values based upon valuations performed internally and upon appraisal reports prepared annually by independent real estate appraisers. The estimated fair values of real estate may differ significantly from those that could be realized if the real estate were actually offered for sale in the marketplace.
The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon Capital, Inc. (“Carbon I”). On July 12, 2004, Carbon I’s investment period expired. The Company’s investment in Carbon I at September 30, 2006 was $3,156. At September 30, 2006, the Company owned approximately 20% of Carbon I.
The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon Capital II, Inc. (“Carbon II”). The Company’s investment in Carbon II at September 30, 2006 was $73,348. The Company’s remaining commitment at September 30, 2006 was $28,958. At September 30, 2006, the Company owned approximately 26% of Carbon II.
The Company’s investment in Carbon II includes a $28,300 mezzanine loan which defaulted during July 2006. The underlying property is a hotel located in the South Beach area of Miami, Florida. Subsequently, the borrower cured its default and the loan is now current.
Carbon II also holds two commercial real estate loans with an aggregate carrying value of $24,000. The underlying assets are multi-family properties being converted to condominiums and located in Florida. The condominium conversion market has slowed significantly in Florida and both properties are experiencing a slow down in condominium sales. However, both commercial real estate loans remain current. Based on the credit analysis performed by Carbon II, the Company concluded that a loan loss reserve is not necessary at this time. To the extent a loan loss reserve becomes necessary, the Company would incur 26% of the loss, which represents the Company’s pro rata ownership of Carbon II. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.
On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. At September 30, 2006, 35% of the commitment has been called. The Company’s investment in Dynamic India Fund IV at September 30, 2006 was $3,850. The Company’s remaining commitment at September 30, 2006 was $7,150.
Note 9 REAL ESTATE, HELD-FOR-SALE

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets specifies that long-lived assets to be disposed by sale, which meet certain criteria, should be classified as real estate held-for-sale and measured at the lower of its carrying amount or fair value less costs of sale. In addition, depreciation is not recorded for real estate held-for-sale.
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
Note 10 BORROWINGS
The Company’s borrowings consist of reverse repurchase agreements, credit facilities, commercial mortgage loan pools, CDOs and trust preferred securities.
Certain information with respect to the Company’s borrowings at September 30, 2006 is summarized as follows:

	Reverse		Commercial	Collateralized	Trust
	Repurchase	Credit	Mortgage	Debt	Preferred	Total
	Agreements	Facilities	Loan Pools	Obligations	Securities	Borrowings

Outstanding borrowings	$909,783	$343,883	$1,256,231	$1,480,632	$180,477	$4,171,003

Weighted average borrowing rate	5.34%	5.35%	3.98%	6.18%	7.64%	5.33%
Weighted average remaining maturity	22 days	1.1 years	6.1 years	7.4 years	29.4 years	5.8 years
Estimated fair value of assets pledged	$959,809	$463,821	$1,276,471	$1,727,571	—	$4,427,673

At September 30, 2006, the Company’s borrowings had the following remaining maturities:

	Reverse		Commercial	Collateralized	Trust
	Repurchase	Credit	Mortgage	Debt	Preferred	Total
	Agreements	Facilities	Loan Pools	Obligations*	Securities	Borrowings

Within 30 days	$886,860	$10,523	$—	$—	$—	$897,383
31 to 59 days	22,923	—	—	—	—	22,923
60 days to less than 1 year	—	—	—	—	—	—
1 year to 3 years	—	333,360	—	—	—	333,360
3 years to 5 years	—	—	—	—	—	—
Over 5 years	—	—	1,256,231	1,480,632	180,477	2,917,340

	$909,783	$343,883	$1,256,231	$1,480,632	$180,477	$4,171,006

*	At September 30, 2006, collateralized debt obligations are comprised of $405,772 of CDO debt with a weighted average remaining maturity of 5.79 years, $291,573 of CDO debt with a weighted average remaining maturity of 6.16 years, $366,565 of CDO debt with a weighted average remaining maturity of 6.89 years, and $416,722 of CDO debt with a weighted average remaining maturity of 10.18 years.
Reverse Repurchase Agreements and Credit Facilities
On February 16, 2006, the Company entered into a $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. At September 30, 2006, there was $130,890 of borrowings under this facility.
On March 17, 2006, the Company entered into a $100,000 committed non-U.S. dollar credit facility with Bank of America, N.A. which matures in September 2008. The facility can be increased up to $15,000 based on the change in exchange rates of the non-US dollar loans. However, any amounts drawn under this provision must be repaid in ninety days. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. At September 30, 2006, there was $100,716 of borrowings under this facility. The Company repaid borrowings during October 2006 to satisfy the ninety day provision.
On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. The facility, which had a maturity of July 7, 2006, has been extended through July 6, 2007. At September 30, 2006, there was $10,553 of borrowings under this facility.
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

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on GAAP of $400,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum quarterly recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. For the quarter ended September 30, 2006, the Company’s debt service coverage ratio was 1.67 to 1. The primary reason for the shortfall was the decrease in income from the Company’s investment in BlackRock Diamond for the third quarter of 2006. The Company received authorization from its lenders to permit a debt service coverage ratio less than 1.75. At September 30, 2006, the Company was in compliance with all other covenants in its credit facilities.
CDOs
On May 23, 2006, the Company closed its sixth CDO issuance (“CDO HY3”) resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, was privately placed, and the Company retained additional debt rated BB and 100% of the preferred shares issued by the CDO HY3.
In accordance with the terms of this offering, the Company contributed $50,000 of additional CMBS to CDO HY3 during a ramp-up period which ended in October 2006. The additional CMBS were contributed at face value. The debt issuance match funded existing Company assets that were contributed to CDO HY3 at closing as well as the assets purchased during the ramp-up period, with long-term liabilities. The Company accounts for this transaction as a financing. All debt placed has final legal maturity of May 2051 but an assumed weighted average life of 8.1 years. Including interest rate hedges, this debt has a cost of funds after issuance expenses of approximately 6.3%.
Trust Preferred
On January 31, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust (“Trust II”). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.
On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust (“Trust III” and collectively with Trust II, the “Trusts”). The trust preferred securities have a thirty-year term ending March 15, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.

The Trusts used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Company’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.
The Company’s interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company’s financial statements. Interest on the junior subordinated notes is included in interest expense on the consolidated statement of operations while the common securities are included as a component of other assets on the Company’s consolidated statement of financial condition.
Senior Unsecured Notes
During October 2006, the Company announced the private placement of $75 million of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.
Note 11 COMMON STOCK
Pursuant to its 2006 Management Agreement (defined below), 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s Common Stock. During the nine months ended September 30, 2006, the Company issued 189,077 shares of Common Stock related to $2,100 of incentive fees. See Note 12 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company’s Management Agreement.
For the nine months ended September 30, 2006, the Company issued 590,216 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the “Dividend Reinvestment Plan”). Net proceeds to the Company were approximately $6,270. For the nine months ended September 30, 2005, the Company issued 497,188 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,743.
As of February 24, 2006, the Company suspended the Dividend Reinvestment Plan for all future investments dates. However, as of September 9, 2006, the dividend reinvestment portion of the Dividend Reinvestment Plan was reinstated for all dividend payments made after September 8, 2006, and for all future dividend payment dates, with a discount of 2%. The optional cash purchase portion of the Dividend Reinvestment Plan was also reinstated for all investment periods commencing after October 1, 2006, with a discount of 1%.
During the nine months ended September 30, 2006, 24,700 stock options with a weighted average exercise price of $8.45 per share were exercised pursuant to the Company’s stock option plan (the “1998 Stock Option Plan”). Net proceeds to the Company were $209.
For the nine months ended September 30, 2006, the Company issued 495,500 shares of Common

Stock, under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $6,458. Subsequent to September 30, 2006, an additional 169,400 shares of Common Stock were issued resulting in net proceeds to the Company of $2,168.
On September 8, 2006, the Company declared dividends to its common stockholders of $0.29 per share, payable on October 31, 2006 to stockholders of record on September 29, 2006. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.
Note 12 TRANSACTIONS WITH AFFILIATES
The Company has a Management Agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors (“Management Agreement”). Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders’ equity for the applicable quarter.
To provide an incentive, the Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.35 per common share at September 30, 2006).
The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors’ February 2006 meeting. Additionally, pursuant to a resolution of the Company’s Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s Common Stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding will be paid to the Manager in 2006.
The following is a summary of management and incentives incurred for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Management fee	$3,179	$2,799	$9,339	$8,039
Incentive fee	—	—	2,708	—
Incentive fee – stock based	997	—	1,853	—

Total management and incentive fees	$4,176	$2,799	$13,900	$8,039

At September 30, 2006 and 2005, respectively, management and incentive fees of $2,979 and $2,668 remained payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities.
In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $300 for certain expenses incurred on behalf of the Company for the three and nine months ended September 30, 2006, respectively, and $40 and $120 for the three and nine months ended September 30, 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.
The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the nine months ended September 30, 2006 and 2005, the Company recorded administration and investment accounting fees of $175 and $156, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.
The special servicer on 23 of the Company’s 27 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company’s fees for Midland’s services are at market rates.
On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond Property Fund (“BlackRock Diamond”). On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At September 30, 2006, 93% of the total commitment has been called and the Company owned approximately 21% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company’s investment in BlackRock Diamond at September 30, 2006 was $102,873. The Company’s unaffiliated directors approved this transaction in September 2005.
During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at September 30, 2006 was $3,156. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company’s unaffiliated directors approved this transaction in July 2001.
The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At September 30, 2006, the Company’s investment in Carbon II was $73,348 and the Company’s remaining commitment to Carbon II is $28,958. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company’s unaffiliated directors approved this transaction in September 2004.
During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the CORE Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2006, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.
Note 13 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company accounts for its derivative investments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.
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
Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets or other liabilities. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At September 30, 2006, the balance of such net margin deposits owed to counterparties as collateral under these agreements totaled $9,555. At December 31, 2005, the balance of such net margin deposits held by the Company as collateral under these agreements totaled $1,246.
At September 30, 2006, the Company had interest rate swaps with notional amounts aggregating $1,679,513 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $29,520 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $18,090 are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2006, the net change in the estimated fair value of the interest rate swaps was an increase of $9,039, of which $401 was deemed ineffective and is included as a decrease of interest expense and $8,638 was recorded as an addition to OCI. At September 30, 2006, the $1,679,513 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.5 years.
During the nine months ended September 30, 2006, the Company terminated ten of its interest rate swaps with a notional amount of $276,350 that were designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $14,351 gain in value incurred from OCI to interest expense over 9.1 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the nine months ended September 30, 2006, $498 was reclassified as a decrease to interest expense and $1,317 will be reclassified as a decrease to interest expense for the next twelve months. At September 30, 2006 the Company has, in aggregate, $16,922 of net losses related to terminated swaps in OCI. For the quarter ended September 30, 2006, $1,155 was reclassified as an increase to interest expense and $4,594 will be reclassified as an increase to interest expense for the next twelve months.
At September 30, 2006, the Company had interest rate swaps with notional amounts aggregating $323,445 designated as trading derivatives. Trading derivatives with an estimated fair value of $3,622 are included in other assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $132 are included in other liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2006, the change in estimated fair value for these trading derivatives was an increase of $904 and is included as a reduction of loss on securities held-for-trading on the consolidated statement of operations. At September 30, 2006, the $323,445 notional of swaps designated as trading derivatives had a weighted average remaining term of 6.0 years.
At September 30, 2006, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at September 30, 2006 of $260 which is included in other assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.
Foreign Currency

The U.S. dollar is considered the functional currency for the Company’s international subsidiaries. Foreign currency transaction gains or losses related to the Company’s non-U.S. dollar denominated assets and liabilities are recognized in the period incurred and are included in other gain (loss) on the consolidated statement of operations. The Company uses foreign currency forward commitments to hedge the Company’s net foreign investments. Gains and losses on foreign currency forward commitments are included in other gain (loss) on the consolidated statement of operations. The Company recorded net foreign currency transaction gain of $682 and $997 for the three and nine months ended September 30, 2006, respectively, and foreign currency transaction gain (loss) of $87 and $(257) for the three and nine months ended September 30, 2005, respectively. At September 30, 2006 and December 31, 2005, the Company also had foreign currency forward commitments with an estimated fair value of $(143,428) and $(55,390).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All currency figures expressed herein are expressed in thousands, except share or per share amounts or as otherwise noted.
I. General
Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (the “Company”) is a specialty finance company that invests in commercial real estate assets on a global basis. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company’s primary activity is investing in high yielding commercial real estate debt. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (“CMBS”), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also began investing in diversified portfolios of commercial real estate in the United States during December 2005. The Company commenced operations on March 24, 1998.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AHR”. The Company’s primary long-term objective is to distribute consistent dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company’s credit loss assumptions, general level of interest rates, projected hedging costs and the estimated return potential of its real estate investments.
The Company is managed by BlackRock Financial Management, Inc. (the “Manager”), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $1.075 trillion of assets under management, including more than $15 billion in real estate equity and debt, at September 30, 2006. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.
The Company’s ongoing investment activities primarily encompass three core investment activities:
1) Commercial Real Estate Securities
2) Commercial Real Estate Loans
3) Commercial Real Estate Equity
The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company’s equity strategy is to invest in a diverse portfolio of commercial real estate with the objective of repositioning the property to maximize its value. The return objective is to provide strong returns over a medium term period of four to seven years through a combination of real estate operating income and capital gains. It is expected that, over the short term, current returns will fluctuate as gains and losses are reported based on a valuation process each quarter. The Company believes that the combination of these activities will result in a sustainable dividend stream for its stockholders.
The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rates and their effect on earnings and book value.
The following table illustrates the mix of the Company’s asset types at September 30, 2006 and December 31, 2005:

	Carrying Value at
	September 30, 2006		December 31, 2005
	Amount	%	Amount	%

Commercial real estate securities	$2,520,442	52.8%	$2,005,383	49.7%
Commercial mortgage loan pools(1)	1,276,471	26.7	1,292,407	32.0
Commercial real estate loans(2)	584,247	12.2	425,453	10.6
Commercial real estate equity(3)	106,723	2.2	51,003	1.3

Total commercial real estate assets	4,487,883	93.9	3,774,246	93.6

Residential mortgage-backed securities	290,026	6.1	259,026	6.4

Total	$4,777,909	100.0%	$4,033,272	100.0%

(1)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.

(2)	Includes the Company’s investments in Carbon Capital, Inc. (“Carbon I”) and Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Capital Funds”) at September 30, 2006 and December 31, 2005.

(3)	Includes the Company’s investments in BlackRock Diamond Property Fund (“BlackRock Diamond”) at September 30, 2006 and December 31, 2005 and Dynamic India Fund IV at September 30, 2006.
During the nine months ended September 30, 2006, the Company purchased a total of $858,139 of commercial real estate assets. Included in this amount is $309,728 of non-U.S. dollar denominated assets as the Company continues to expand its global investment activities. Commercial real estate assets purchased were comprised of: $322,061 of CMBS, $193,395 of multifamily agency securities, $23,660 of investment grade real estate investment trust (“REIT”) debt, $267,839 of commercial real estate loans and $51,184 of real estate equity. During the nine months ended September 30, 2006, the Company sold commercial real estate assets of $43,725, which were comprised of $13,662 of CMBS, $24,628 of investment grade REIT debt and $5,435 of commercial real estate equity. In addition, the Company purchased $142,767 of investment grade residential mortgage-backed securities (“RMBS”) and sold RMBS of $69,594.

During the nine months ended September 30, 2006, the Company sold seven securities classified as available for sale. Total proceeds from the sales were $109,021. The sales resulted in a gain of $1,588 from six securities and a loss of $1,202 on the seventh security sold. During the nine months ended September 30, 2005, the Company realized a gain of $88 on securities available-for-sale.
Summary of Commercial Real Estate Assets
A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at September 30, 2006 is as follows:

					Total	Total
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Real Estate	Mortgage	Real Estate	Real Estate
	Securities	Loans(1)	Equity	Loan Pools	Assets	Assets (USD)

USD	$2,374,104	$303,039	$102,873	$1,276,471	$4,056,487	$4,056,487
GBP	£28,041	£44,014	—	—	£72,055	$134,859
EURO	€73,978	€156,720	—	—	€230,698	$292,687
Indian Rupees	—	—	Rs176,907	—	Rs176,907	$3,850

Total USD Equivalent	$2,520,442	$584,247	$106,723	$1,276,471	$4,487,883	$4,487,883

(1)	Includes the Company’s investments in the Carbon Capital Funds at September 30, 2006.
A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2005 is as follows:

					Total	Total
	Commercial	Commercial	Commercial	Commercial	Commercial	Commercial
	Real Estate	Real Estate	Real Estate	Mortgage	Real Estate	Real Estate
	Securities	Loans(1)	Equity	Loan Pools	Assets	Assets (USD)

USD	$1,968,063	$295,499	$51,003	$1,292,407	$3,606,972	$3,606,972
GBP	£16,334	£33,139	—	—	£49,473	$85,027
EURO	€7,809	€61,642	—	—	€69,451	$82,247

Total USD Equivalent	$2,005,383	$425,453	$51,003	$1,292,407	$3,774,246	$3,774,246

(1)	Includes the Company’s investments in the Carbon Capital Funds at December 31, 2005.
The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary currency exposures are Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure. Foreign currency gain (loss) was $997 and $(257) for the nine months ended September 30, 2006 and 2005, respectively.

Commercial Real Estate Assets Portfolio Activity
The following table details the par, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate assets included in as well as outside its collateralized debt obligations (“CDO”) at September 30, 2006:

				Adjusted
Commercial real estate		Carrying	Dollar	Purchase	Dollar	Expected
securities outside CDOs	Par	Value	Price	Price	Price	Yield

Investment grade CMBS	$125,586	$137,851	97.81	$143,848	103.28	4.51%
Investment grade REIT debt	23,000	21,244	92.36	22,845	99.32	5.49%
CMBS rated BB+ to B	142,293	157,001	89.74	154,552	89.67	7.92%
CMBS rated B- or lower	112,420	39,543	35.17	36,471	32.44	6.53%
CDO Investments	423,268	116,811	26.73	116,810	26.75	15.33%
CMBS Interest Only securities (“IOs”)	3,267,755	83,208	2.55	84,383	2.58	7.64%
Multifamily agency securities	449,094	451,972	100.64	455,138	101.35	5.03%
Commercial mortgage loan pools	1,214,471	1,276,471	105.11	1,276,471	105.11	4.14%

Total commercial real estate assets outside CDOs	5,757,887	2,284,101	38.84	2,290,518	39.00	5.34%

Commercial real estate loans and equity outside CDOs

Commercial real estate loans	241,943	396,287		387,771
Commercial real estate	96,453	106,723		96,453

Total commercial real estate loans and equity outside CDOs	6,096,283	2,787,111		2,774,742

Commercial real estate assets included in CDOs

Investment grade CMBS	691,805	695,204	100.49	638,124	92.24	7.79%
Investment grade REIT debt	223,445	229,559	102.74	225,297	100.83	6.04%
CMBS rated BB+ to B	587,420	492,538	83.85	437,621	74.50	10.05%
CMBS rated B- or lower	186,239	70,718	37.97	66,889	35.92	8.55%
Credit tenant lease	23,928	24,793	103.61	24,581	102.73	5.67%
Commercial real estate loans	199,074	187,960	94.42	187,958	94.42	9.67%

Total commercial real estate assets included in CDOs	1,911,911	1,700,772	88.96	1,580,470	82.66	8.39%

Total commercial real estate assets	$8,008,194	$4,487,883		$4,355,212

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company’s commercial real estate assets included in as well as outside its CDOs at December 31, 2005:

				Adjusted
Commercial real estate		Carrying	Dollar	Purchase	Dollar	Expected
securities outside CDOs	Par	Value	Price	Price	Price	Yield

Investment grade CMBS	$150,128	$151,889	96.22	$161,314	102.17	4.00%
Investment grade REIT debt	23,000	21,828	94.90	22,828	99.25	5.49%
CMBS rated BB+ to B	104,784	90,289	78.38	92,931	80.69	7.77%
CMBS rated B- or lower	132,242	47,854	34.05	45,070	31.59	9.17%
CDO Investments	423,349	124,549	29.42	112,577	26.59	17.29%
CMBS IOs	3,505,646	103,363	2.95	103,120	2.94	6.58%
Multifamily agency securities	256,398	263,362	102.72	268,319	104.65	4.77%
Commercial mortgage loan pools	1,221,302	1,292,407	105.82	1,292,407	105.82	4.14%

Total commercial real estate securities outside CDOs	5,816,849	2,095,541	17.19	2,098,566	17.24	5.43%

Commercial real estate loans and equity outside CDOs

Commercial real estate loans	368,433	405,782		404,217
Commercial real estate	50,704	51,004		50,704

Total commercial real estate loans and equity outside CDOs	419,137	456,786		454,921

Commercial real estate securities included in CDOs

Investment grade CMBS	375,502	377,291	100.48	354,561	94.42	7.37%
Investment grade REIT debt	223,445	233,939	104.70	226,583	101.40	6.15%
CMBS rated BB+ to B	656,207	566,181	86.28	513,446	78.24	9.16%
Credit tenant lease	24,317	24,837	102.14	24,995	102.79	5.68%
Commercial real estate loans	20,175	19,671	97.49	20,160	99.93	6.96%

Total commercial real estate assets included in CDOs	1,299,647	1,221,919	94.02	1,139,745	87.70	8.17%

Total commercial real estate assets	$7,535,633	$3,774,246		$3,693,232

During the nine months ended September 30, 2006, the Company’s commercial real estate asset portfolio increased by approximately 18.9% from an estimated fair value of $3,774,246 at December 31, 2005, compared with $4,487,883 at September 30, 2006.
The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s maximum potential loss is limited to its equity investment in the CDO. The CDO debt is also substantially hedged to protect the Company from an increase in short-term interest rates. At September 30, 2006, over 73% of the estimated fair value of the Company’s subordinated CMBS is match funded in the Company’s CDOs in this manner.
The Company retained 100% of the equity of CDOs I, II, III and HY3 (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing. The table below summarizes the Company’s CDO debt and collateral at September 30, 2006.

	Collateral at September 30, 2006		Debt at September 30, 2006
					Weighted
	Adjusted	Loss Adjusted	Adjusted Issue		Average Cost	Net
	Purchase Price	Yield	Price		of Funds *	Spread
CDO I	$445,631	9.24%	$405,772		7.27%	1.97%
CDO II	327,750	8.01%	291,573	**	5.95%	2.06%
CDO III	378,387	7.28%	366,565	**	4.96%	2.32%
CDO HY3	454,109	8.72%	416,722	**	6.35%	2.37%

Total	$1,605,877	8.38%	$1,480,632		6.18%	2.20%

*	Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.

**	The Company chose not to sell $10,000 of par of CDO II debt rated BB, $13,069 of par of CDO III debt rated BB and $47,000 par of CDO HY3 debt rated BB.
Securitizations
On July 26, 2005, the Company closed its fifth CDO (“CDO HY2”) and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in December 2005, at which point CDO HY2 qualified as a sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).
The Company received cash proceeds of $244,212 as well as all of the retained interests that had an estimated fair value of $105,025 at December 31, 2005. The transaction raised investable proceeds of $56,226. The following table summarizes the impact of this transaction on 2005 results:

Net realized gain related to sale of CDO HY2	$16,523
Increase in accumulated other comprehensive income	9,611

Total stockholders’ equity impact	$26,134

Real Estate Credit Profile of Below Investment Grade CMBS

The Company’s below investment grade CMBS investment activities can be viewed as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans to be its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will have its rating withdrawn and will then be non-rated. This non-rated security will become the first to absorb losses and expenses from that point on. At September 30, 2006, the Company owns 27 different trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $39,405,741. At September 30, 2006, subordinated Controlling Class CMBS with a par of $866,666 were included on the Company’s consolidated statement of financial condition. Subordinated Controlling Class CMBS with a par of $711,373 were held as collateral for CDOs HY1 and HY2.
The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at September 30, 2006 was $161,705; the average credit protection, or subordination level, of this portfolio is 1.74%.
The Company’s investment in its subordinated Controlling Class CMBS by credit rating category at September 30, 2006 is as follows:

						Weighted
				Adjusted		Average
		Estimated	Dollar	Purchase	Dollar	Subordination
	Par	Fair Value	Price	Price	Price	Level

BB+	$146,146	$134,470	92.01	$120,059	82.15	3.58%
BB	168,187	147,853	87.91	127,583	75.86	3.02%
BB-	111,869	88,357	78.98	79,871	71.40	3.36%
B+	66,851	47,041	70.37	44,659	66.80	2.14%
B	80,356	55,097	68.57	47,679	59.34	2.00%
B-	57,804	32,474	56.18	30,438	52.66	1.29%
CCC	9,671	3,738	38.65	3,703	38.29	0.88%
NR	225,782	68,179	30.20	64,901	28.74	n/a

Total	$866,666	$577,209	66.60	$518,893	59.87

The Company’s investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2005 was as follows:

						Weighted
				Adjusted		Average
		Estimated	Dollar	Purchase	Dollar	Subordination
	Par	Fair Value	Price	Price	Price	Level

BB+	$139,541	$131,676	94.36	$120,541	86.38	5.64%
BB	92,583	81,469	88.00	76,527	82.66	4.43%
BB-	110,514	92,116	83.35	85,829	77.66	4.15%
B+	79,564	56,651	71.20	52,828	66.40	2.60%
B	132,247	84,201	63.37	77,784	58.82	2.81%
B-	23,775	13,216	55.59	12,303	51.75	1.24%
NR	96,626	27,777	28.75	25,727	26.63	n/a

Total	$674,850	$487,106	72.18	$451,539	66.91
As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the nine months ended September 30, 2006, 19 securities in eight of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and none were downgraded. Additionally, at least one rating agency upgraded 47 of the Company’s non-Controlling Class commercial real estate securities. None were downgraded during the nine months ended September 30, 2006.
For all of the Company’s Controlling Class securities, the Company follows a policy of assigning estimated losses to specific loans as well as adding a general loss assumption that is not loan specific. In performing continuing credit reviews on the 27 Controlling Class trusts, the Company estimates that specific losses totaling $474,684 related to principal of the underlying loans will not be recoverable, of which $209,510 is expected to occur over the next five years. The total loss estimate of $474,684 represents 1.20% of the total current underlying loan pools at September 30, 2006. Also, the Company incorporates additional general loss assumptions by utilizing a constant default rate of approximately ten to forty basis points with a 35% loss severity and a one-year recovery period. These estimates were developed based on an analysis of individual loan characteristics and prevailing market conditions at the time of origination. All estimated workout expenses including special servicer fees are included in these assumptions. These loss assumptions are then used to compute a loss adjusted yield, which is then used to record interest income on the Company’s consolidated financial statements. If the loss assumptions prove to be consistent with actual loss experience, the yield will be consistent over the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write down of the adjusted purchase and/or a revision of loss adjusted yields of the security may be required. (See Item 3 -“Quantitative and Qualitative Disclosures About Market Risk” for more information on the sensitivity of the Company’s income and adjusted purchase price to changes in credit experience.)
The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at September 30, 2006 are shown in the table below:

Vintage	Underlying	Delinquencies	Lehman Brothers
Year	Collateral	Outstanding	Conduit Guide

1998	$5,471,699	1.17%	1.26%
1999	601,606	1.58%	1.23%
2001	864,078	2.99%	1.20%
2002	1,150,810	0.31%	0.59%
2003	2,094,083	1.27%	0.31%
2004	6,635,391	0.21%	0.31%
2005	12,095,190	0.05%	0.17%
2006	10,492,884	0.00%	0.08%

Total	$39,405,741	0.38%	0.38%*

*	Weighted average based on current principal balance.
Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations and are consistent with comparable data provided in the Lehman Brothers Conduit Guide. Future delinquencies and losses may cause par reductions and cause the Company to conclude that a change in loss adjusted yield is required along with a write down of the adjusted purchase price through the income statement according to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”).

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent mortgage loans underlying the Controlling Class CMBS held by the Company at September 30, 2006.

		September 30, 2006
		Number of	% of
	Principal	Loans	Collateral
Past due 30 days to 60 days	$29,299	6	0.07%
Past due 61 days to 90 days	12,120	4	0.03%
Past due 91 days or more	7,757	7	0.02%
Real estate owned (“REO”)	94,659	11	0.24%
Foreclosure	6,536	2	0.02%

Total delinquent	$150,371	30	0.38%

Total principal balance	$39,405,741

Of the 30 delinquent loans at September 30, 2006, 11 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 17 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.38%, which is consistent with industry averages. During the nine months ended September 30, 2006, the underlying collateral experienced early payoffs of $485,116 representing 1.23% of the quarter-end pool balance. These loans were paid off at par with no loss. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category. Aggregate losses related to the underlying collateral of $7,969 were realized during the nine months ended September 30, 2006. This brings cumulative realized losses to $98,139 which is 20.7% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company’s loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.
To the extent that realized losses differ from the Company’s original loss estimates, it may be necessary to reduce or increase the projected yield on the applicable CMBS investment to better reflect such investment’s expected earnings net of expected losses, from the date of purchase. While realized losses on individual assets may be higher or lower than original estimates, the Company currently believes its aggregate loss estimates and yields remain appropriate.

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to control the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company’s Controlling Class CMBS by property type at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006		December 31, 2005
	Exposure		Exposure
	Loan	% of		% of
Property Type	Balance	Total	Loan Balance	Total

Retail	$12,422,384	31.5%	$9,195,747	31.0%
Office	12,414,692	31.5	9,406,148	31.7
Multifamily	8,396,852	21.3	6,874,450	23.2
Industrial	2,859,728	7.3	2,060,953	7.0
Lodging	2,580,249	6.5	1,670,436	5.6
Healthcare	307,943	0.8	299,692	1.0
Other	423,893	1.1	160,923	0.5

Total	$39,405,741	100%	$29,668,349	100%

At September 30, 2006, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $58,316 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $64,235 and a gross unrealized loss of $5,919. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2006 represents approximately 59.9% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2006 represents approximately 66.6% of its par amount. As the portfolio matures, the Company expects to recoup the $5,919 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At September 30, 2006, the Company believes there has been no material deterioration in the credit quality of its portfolio below current expectations.
The Company’s interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and taxable income. As a result, for the years 1998 through September 30, 2006, the Company’s GAAP income was approximately $47,754 lower than the taxable income.

Commercial Real Estate Loan Activity
The Company’s commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United State and Europe, as compared to the typical loan in the CMBS portfolio.
The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2006 and December 31, 2005:

	Carrying Value				Weighted Average
	September 30, 2006		December 31, 2005		Yield
Property Type	Amount	%	Amount	%	2006	2005

Retail	$189,933	37.4%	$76,502	20.9%	7.9%	7.3%
Office	142,753	28.1	94,432	25.8	8.5	8.9
Residential	53,158	10.5	57,466	15.7	9.0	8.6
Hotel	48,981	9.6	79,840	21.8	9.7	8.6
Industrial	34,942	6.9	2,423	0.7	8.3	8.1
Storage	34,059	6.7	32,913	9.0	9.0	9.1
Other Mixed Use	3,917	.8	2,230	0.6	8.0	8.1
Communication Tower	—	—	20,000	5.5	—	9.4

Total	$507,743	100.0%	$365,806	100.0%	8.5%	8.5%

Included in the chart above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $281,208 and $129,951 at September 30, 2006 and December 31, 2005, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.
During the nine months ended September 30, 2006, the Company purchased $35,600 U.S. dollar denominated commercial real estate loans with a total principal balance of $40,000, three British pound denominated commercial real estate loans with a total cost of £33,715 ($61,253) and a principal balance of £34,389 and four Euro denominated commercial real estate loans for a total cost of €108,231 ($138,101) and with a principal balance totaling €109,012. During the nine months ended September 30, 2006, the Company experienced repayments in the aggregate amount of $103,190.
The average yields on the Company’s commercial real estate loans for the quarters ended September 30, 2006 and 2005 were as follows:

	For the quarters ended
	September 30,
	2006	2005
Fixed-rate commercial real estate loans	9.1%	9.3%
Floating-rate commercial real estate loans	8.3%	8.2%
All commercial real estate loans	8.6%	8.7%

Also included in commercial real estate loans are the Company’s investments in the Carbon Capital Funds. For the three and nine months ended September 30, 2006, respectively, the Company recorded $2,325 and $9,644 of income for the Carbon Capital Funds. For the quarter ended September 30, 2006, Carbon II acquired $8,500 of commercial mortgage loans and received repayments of $24,635. As loans are repaid, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and as repayments occur, capital will be returned to investors.
The Company’s investments in the Carbon Capital Funds are as follows:

	September 30, 2006	December 31, 2005

Carbon I	$3,156	$18,458
Carbon II	73,348	41,188

	$76,504	$59,646

At September 30, 2006, all commercial real estate loans owned directly by the Company were performing in line with expectations. The Company’s investment in Carbon II includes a $28,300 mezzanine loan which defaulted during July 2006. The underlying property is a hotel located in the South Beach area of Miami, Florida. Subsequently, the borrower cured its default and the loan is now current.
Carbon II also holds two commercial real estate loans with an aggregate carrying value of $24,000. The underlying assets are multi-family properties being converted to condominiums and located in Florida. The condominium conversion market has slowed significantly in Florida and both properties are experiencing a slow down in condominium sales. However, both commercial real estate loans remain current. Based on the credit analysis performed by Carbon II, the Company concluded that a loan loss reserve is not necessary at this time. To the extent a loan loss reserve becomes necessary, the Company would incur 26% of the loss, which represents the Company’s pro rata ownership of Carbon II. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.
Commercial Real Estate
The Company invests in BlackRock Diamond Property Fund (“BlackRock Diamond”). BlackRock Diamond is an open-end fund that applies value-added strategies to a portfolio of commercial real estate properties. For the quarter ended September 30, 2006, the Company recorded $660 of income, consisting of $782 of current income and $122 of unrealized losses on the underlying portfolio assets. For the nine months ended September 30, 2006, the Company recorded $12,357 of income, consisting of $1,434 of current income and $10,923 of unrealized gains on the underlying portfolio assets. To date, the Company has invested an aggregate of $92,603, which represents a 21% interest in BlackRock Diamond, and has remaining capital commitments totaling $7,397. At September 30, 2006, BlackRock Diamond’s portfolio consists of 20 assets with a total estimated market value of approximately $552,117. BlackRock Diamond is managed by a subsidiary of the Company’s Manager and all financial information was reported by BlackRock Diamond.
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
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on the amounts reported in the Company’s consolidated financial statements. These financial statements are prepared in accordance with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s accounting policies that are the most affected by management judgments, estimates and assumptions:
Securities Available-for-sale
The Company has designated certain investments in mortgage-backed securities, mortgage-related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Many of these investments are relatively illiquid, and management must estimate their values. In making these estimates, management generally utilizes market prices provided by dealers who make markets in these securities, but may, under certain circumstances, adjust these valuations based on management’s judgment. Changes in the valuations do not affect the Company’s reported net income or cash flows, but impact stockholders’ equity and, accordingly, book value per share.
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
Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples of these assumptions include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company’s reported interest income on its mortgage securities include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

The Company recognizes interest income from its purchased beneficial interests in securitized financial interests (“beneficial interests”) (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with EITF 99-20. Accordingly, on a quarterly basis, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income.
For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”), using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.
Impairment — Securities
In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, for certain securities, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.
After taking into account the effect of an impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the market yield for the security used in establishing the write-down.
Variable Interest Entities
The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (“QSPE”) criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.
Commercial Mortgage Loans
The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in the Carbon Capital Funds that invest in commercial mortgage loans and are managed by the Manager. Management periodically evaluates each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan was determined to be impaired, the Company will establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company’s loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the mortgage loan. To date, the Company has determined that no loan loss allowances have been necessary on the loans in its portfolio or held by the Carbon Capital Funds.
Equity Investments
For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The Company recognizes its share of each investee’s income or loss, and reduces its investment balance by distributions received. The Company owns an equity method investment in BlackRock Diamond, a privately held REIT that maintains its financial records on a fair value basis. The Company has retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.
Derivative Instruments
The Company utilizes various hedging instruments (derivatives) to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related Company investments. All derivatives are carried at fair value, generally estimated by management based on valuations provided by the counterparty to the derivative contract. For accounting purposes, the Company’s management must decide whether to designate these derivatives as either a hedge of an asset or liability, securities available-for-sale, securities held-for-trading, or foreign currency exposure. This designation decision affects the manner in which the changes in the fair value of the derivatives are reported.

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

II. Results of Operations
Net income available to common stockholders for the three and nine months ended September 30, 2006 was $12,574, or $0.22 per share (basic and diluted), and $47,720, or $0.84 per share, basic and $0.83 per share, diluted, respectively. Net income available to common stockholders for the three and nine months ended September 30, 2005 was $15,069, or $0.28 per share (basic and diluted), and $39,137, or $0.73 per share (basic and diluted), respectively. Diluted net income available to common stockholders increased to $0.83 per share for the nine months ended September 30, 2006 as compared to $0.73 per share for the nine months ended September 30, 2005.
Interest Income: The following tables set forth information regarding the total amount of income from certain of the Company’s interest-earning assets.

	For the Three Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Commercial real estate securities	$43,497	$37,009	$6,488	17.5%
Commercial mortgage loan pools	13,230	13,460	(230)	(1.7)
Commercial real estate loans	11,052	5,362	5,690	100.1
RMBS	2,960	2,268	692	30.5
Cash and cash equivalents	828	969	(141)	(14.6)

Total interest income	$71,567	$59,068	$12,499	21.1%

	For the Nine Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Commercial real estate securities	$123,135	$103,242	$19,893	19.3%
Commercial mortgage loan pools	39,743	40,617	(874)	(2.2)
Commercial real estate loans	28,042	15,413	12,629	81.9
RMBS	9,070	8,069	1,001	12.4
Cash and cash equivalents	1,746	1,471	275	18.7

Total interest income	$201,736	$168,812	$32,924	19.5%

The following table reconciles interest income and total income for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Interest Income	$71,567	$59,068	$12,499	21.1%
Earnings from BlackRock Diamond	660	—	660	n/a
Earnings from Carbon I	94	951	(857)	(90.1)
Earnings from Carbon II	2,232	1,919	313	16.3

Total Income	$74,553	$61,938	$12,615	20.4%

	For the Nine Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Interest Income	$201,736	$168,812	$32,924	19.5%
Earnings from BlackRock Diamond	12,357	—	12,357	n/a
Earnings from Carbon I	807	4,375	(3,568)	(81.5)
Earnings from Carbon II	8,837	4,124	4,713	114.3
Earnings from real estate joint ventures	—	59	(59)	(100.0)

Total Income	$223,737	$177,370	$46,367	26.1%

For the three and nine months ended September 30, 2006, interest income increased $12,499 and $32,924, respectively, or 21.1% and 19.5%, respectively, from the same three and nine month periods in 2005. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $12,178, or 28.7%, and $32,522, or 27.4%, respectively, for the three and nine months ended September 30, 2006. Income from BlackRock Diamond was $660 and $12,357 for the three and nine months ended September 30, 2006, respectively. The Company began investing in BlackRock Diamond in the fourth quarter of 2005; as a result, there was no income related to BlackRock Diamond for the three and nine months ended September 30, 2005. BlackRock Diamond maintains its financial records on a fair value basis. The Company has retained such accounting in its consolidated financial statements pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation. For the three and nine months ended September 30, 2006, income from Carbon I decreased $(857), or (90.1)%, and $(3,568), or (81.5)%, from the same three and nine month periods in 2005. The decrease in Carbon I income is attributable to Carbon I’s investment period expiring on July 12, 2004 and the subsequent pay down of its assets. For the three and nine months ended September 30, 2006, income from Carbon II increased $313, or 16.3%, and $4,713, or 114.3%, from the same three and nine month periods in 2005. The increase in Carbon II income is attributable to the investment of additional capital in 2006 and prepayment penalties received on its underlying commercial real estate loans primarily during the second quarter of 2006.
Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

	For the Three Months
	Ended
	September 30,		Variance
	2006	2005	Amount	%

Collateralized debt obligations	$22,889	$18,758	$4,131	22.0%
Commercial real estate securities	10,861	5,371	5,490	102.2
Commercial mortgage loan pools*	12,594	12,760	(166)	(1.3)
Commercial real estate loans	2,229	1,273	956	75.1
RMBS	3,878	2,594	1,284	49.5
Junior subordinated notes — net	3,444	66	3,378	5,118.2
Cash flow hedges	(9)	1,588	(1,597)	(100.6)
Hedge ineffectiveness**	174	394	(220)	(55.8)

Total Interest Expense	$56,060	$42,804	$13,256	31.0%

	For the Nine Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Collateralized debt obligations	$57,603	$50,523	7,080	14.0%
Commercial real estate securities	28,218	11,334	16,884	149.0
Commercial mortgage loan pools*	37,872	38,285	(413)	(1.1)
Commercial real estate loans	8,216	3,771	4,445	117.9
RMBS	11,221	7,119	4,102	57.6
Junior subordinated notes — net	9,103	66	9,037	13,692.4
Cash flow hedges	2,110	5,514	(3,404)	(61.4)
Hedge ineffectiveness**	(401)	1,666	(2,067)	(124.1)

Total Interest Expense	$153,942	$118,278	$35,665	30.2%

*	Includes $63 and $144 of interest expense for the three and nine months ended September 30, 2006 from short-term financings of securities related to the consolidation of commercial mortgage loan pools. Includes $62 and $79 of interest expense for the three and nine months ended September 30, 2005 from short-term financings of securities related to the consolidation of commercial mortgage loan pools.

**	See Note 13 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

For the three and nine months ended September 30, 2006, interest expense increased $13,256, or 31.0%, and $35,665, or 30.2%, from the same three and nine month periods in 2005. Interest expense related to CDOs increased $4,131, or 22.0%, and $7,080, or 14.0%, for the three and nine months ended September 30, 2006 and 2005, respectively, primarily due to the issuance of CDO HY3. The financing of additional commercial real estate securities and commercial real estate loans along with higher short-term borrowing rates increased interest expense $16,884, or 149.0%, and $4,445, or 117.9%, respectively, for the same nine month period of 2005. For the three and nine months ended September 30, 2006, the issuance of $175,000 of trust preferred securities since the third quarter of 2005 increased interest expense $3,378 and $9,037, respectively. Cash flow hedge expense decreased $1,579, or 100.6%, and $3,403, or 61.4%, for the three and nine months ended September 2006 and 2005, respectively. This decrease is due to the cash flow hedges offsetting higher short-term interest rates on floating rate liabilities.
Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its portfolio to consist of securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company’s liquidity.
The Company believes interest income and expense related to these assets excluding the effects of hedge ineffectiveness and the consolidation of a VIE better reflects the Company’s net interest margin and net interest spread from its portfolio. Adjusted interest income and adjusted interest expense are better indicators for both management and investors of the Company’s financial performance over time.
The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	71,567	59,068	201,736	168,812
Interest expense related to the consolidation of commercial mortgage loan pools	(12,594)	(12,760)	(37,872)	(38,285)
Short term interest expense related to commercial mortgage loan pools	63	62	144	79

Adjusted interest income	59,036	46,370	164,008	130,606

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest expense	56,060	42,804	153,942	118,278
Interest expense related to the consolidation of commercial mortgage loan pools	(12,594)	(12,760)	(37,872)	(38,285)
Short term interest expense related to commercial mortgage loan pools	63	62	144	79
Hedge ineffectiveness	(174)	(394)	401	(1,666)

Adjusted interest expense	43,355	29,712	116,615	78,406

Net interest margin from the portfolio is annualized net interest income divided by the average estimated fair value of interest-earning assets. Net interest income is adjusted interest income less adjusted interest expense relating to collateralized borrowings. Net interest spread equals the yield on average assets for the period less the average cost of funds for the period. The yield on average assets is interest income divided by average amortized cost of interest earning assets. The average cost of funds is interest expense from the portfolio divided by average outstanding collateralized borrowings.

The following chart describes the adjusted interest income, adjusted interest expense, net interest margin, average yield, cost of funds and net interest spread for the Company’s portfolio. The following income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company’s net interest margin and net interest spread from the portfolio.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Adjusted interest Income	$59,036	$46,370	$164,008	$130,606
Adjusted Interest expense	$43,355	$29,712	$116,615	$78,406
Net interest margin	2.0%	2.8%	2.1%	3.0%
Average yield	7.5%	7.8%	7.4%	7.6%
Cost of funds	6.1%	5.6%	6.1%	5.4%
Net interest spread	1.4%	2.2%	1.3%	2.2%
Other Expenses: Expenses other than interest expense consist primarily of management fees and general and administrative expenses. The table below summarizes those expenses for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Management fee	$3,179	$2,799	$380	13.6%
Incentive fee	—	—	—	n/a
Incentive fee – stock based	997	—	997	n/a
General and administrative expense	1,144	933	211	22.6

Total other expenses	$5,320	$3,732	$1,588	42.6%

	For the Nine Months Ended
	September 30,		Variance
	2006	2005	Amount	%

Management fee	$9,339	$8,039	$1,300	16.2%
Incentive fee	2,708	—	2,708	n/a
Incentive fee – stock based	1,853	—	1,853	n/a
General and administrative expense	3,382	2,691	691	25.7

Total other expenses	$17,282	$10,730	$6,552	61.1%

Management fees are based on 2% of average quarterly stockholders’ equity. The increase of $380 and $1,300, or 13.6% and 16.2%, for the three and nine months ended September 30, 2006, respectively, is due to the increase in the Company’s stockholders’ equity. The Manager earned an incentive fee of $2,708 for the nine months ended September 30, 2006, as the Company achieved the necessary performance goals specified in the Management Agreement. The expense of $997 and

$1,853 for the three and nine months ended September 30, 2006, respectively, is the accrual for the stock based incentive fee that was approved by the Company’s Board of Directors in February 2006. See Note 12 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company’s Management Agreement.
General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the three and nine months ended September 30, 2006 is primarily attributable to the Company’s increased professional fees and costs associated with the Company’s increased non-U.S. investment activity.
Other Gains (Losses): Gains on securities available-for-sale were $386 and $88 for the nine months ended September 30, 2006 and 2005, respectively. Gains (losses) on securities held-for-trading were $2,297 and $(1,781) for the nine months ended September 30, 2006 and 2005, respectively. Foreign currency gains (losses) were $997 and $(257) for the nine months ended September 30, 2006 and 2005, respectively, which represent the net impact of the Company’s foreign currency exposure for the applicable quarters. The losses on impairment of assets of $5,795 and $3,231 for the nine months ended September 30, 2006 and 2005, respectively, were related to the Company’s write down of certain CMBS as required by EITF 99-20. See Note 4 of the consolidated financial statements, Impairment – CMBS, for further discussion of impairments.
Income from Discontinued Operations: The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.
Dividends Declared: On September 8, 2006, the Company declared distributions to its stockholders of $0.29 per share, payable on October 31, 2006 to stockholders of record on September 29, 2006.

Changes in Financial Condition
Securities Available-for-sale: The Company’s securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2006 and December 31, 2005:

	September		December
	30, 2006		31, 2005
	Estimated		Estimated
	Fair		Fair
Security Description	Value	Percentage	Value	Percentage

Commercial mortgage-backed securities:
CMBS IOs	$83,208	3.1%	$103,363	5.0%
Investment grade CMBS	812,808	30.7	509,835	24.5
Non-investment grade rated subordinated securities	689,914	26.1	675,995	32.5
Non-rated subordinated securities	68,067	2.5	26,411	1.3
Credit tenant leases	24,793	0.9	24,837	1.2
Investment grade REIT debt	250,803	9.5	255,767	12.3
Multifamily agency securities	451,971	17.1	263,362	12.7
CDO investments	116,811	4.4	124,549	6.0

Total CMBS	2,498,375	94.3	1,984,119	95.5

Single-family RMBS:
Agency adjustable rate securities	1,828	0.1	76,491	3.7
Residential CMOs	136,357	5.1	725	0.1
Hybrid adjustable rate mortgages	12,624	0.5	15,601	0.7

Total RMBS	150,809	5.7	92,817	4.5

Total securities available-for-sale	$2,649,184	100.0%	$2,076,936	100.0%

During the nine months ended September 30, 2006, the Company purchased $651,852 of securities available-for-sale. In addition, the Company received principal payments of $34,898 related to securities available-for-sale.
Borrowings: At September 30, 2006 and December 31, 2005, the Company’s debt consisted of line-of-credit borrowings, CDO debt, junior subordinated notes, term loans and reverse repurchase agreements, collateralized by a pledge of most of the Company’s securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At September 30, 2006 and December 31, 2005, the Company has obtained financing in amounts and at interest rates consistent with the Company’s short-term financing objectives.

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
The following table sets forth information regarding the Company’s borrowings:

	For the Nine Months Ended
	September 30, 2006
	September 30,
	2006	Maximum	Range of
	Balance	Balance	Maturities
CDO debt*	$1,480,632	$1,480,632	5.8 to 10.2 years
Commercial mortgage loan pools	1,256,231	1,278,908	2.3 to 12.2 years
Reverse repurchase agreements	909,783	956,663	17 to 58 days
Credit facilities	343,883	344,219	27 days to 1.4 years
Junior subordinated notes	180,477	180,477	29.4 years**

Total borrowings	$4,171,006

*	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at September 30, 2006 was $1,492,390.

**	$77,380 of the Company’s junior subordinated notes can be redeemed at par beginning in October 2010, $51,550 can be redeemed at par beginning in March 2011 and $51,547 can be redeemed at par beginning in April 2011.
Hedging Instruments: From time to time, the Company may reduce its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the estimated fair value of the Company’s assets and the cost of borrowing.
Interest rate hedging instruments at September 30, 2006 and December 31, 2005 consisted of the following:

	At September 30, 2006
		Estimated Fair	Unamortized	Average Remaining
	Notional Value	Value	Cost	Term (years)

Cash flow hedges	$779,200	$1,879	$—	7.58
CDO cash flow hedges	900,313	9,551	—	7.44
Trading swaps	100,000	3,496	—	5.21
CDO timing swaps	223,445	(6)	—	6.33
CDO LIBOR cap	85,000	260	1,407	6.65

	At December 31, 2005
		Estimated Fair	Unamortized	Average Remaining
	Notional Value	Value	Cost	Term (years)

Cash flow hedges	$500,350	$6,234	$—	8.42
CDO cash flow hedges	701,603	10,616	—	7.51
Trading swaps	133,000	4,032	—	6.83
CDO timing swaps	223,445	(37)	—	7.08
CDO LIBOR cap	85,000	1,419	1,407	7.40
Capital Resources and Liquidity
The Company requires capital to fund its investment activities and operating expenses. The Company believes it has sufficient access to capital resources to fund its existing business plan. The Company’s capital sources include cash flow from operations, borrowings under reverse repurchase agreements, credit facilities, CDOs, junior subordinated notes and the issuance of preferred and common equity securities.
The distribution requirements under the REIT provisions of the United States Internal Revenue Code of 1986, as amended (the “Code”) limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.
The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. The Company’s ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company’s lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Certain information with respect to the Company’s borrowings at September 30, 2006 is summarized as follows:

	Reverse		Commercial	Collateralized	Trust
	Repurchase	Credit	Mortgage	Debt	Preferred	Total
	Agreements	Facilities	Loan Pools	Obligations	Securities	Borrowings

Outstanding borrowings	$909,783	$343,883	$1,256,231	$1,480,632	$180,477	$4,171,006

Weighted average borrowing rate	5.34%	5.35%	3.98%	6.18%	7.64%	5.33%
Weighted average remaining maturity	22 days	1.1 years	6.1 years	7.4 years	29.4 years	5.8 years
Estimated fair value of assets pledged	$959,809	$463,821	$1,276,471	$1,727,571	—	$4,427,673
At September 30, 2006, the Company’s borrowings had the following remaining maturities:

	Reverse		Commercial	Collateralized	Trust
	Repurchase	Credit	Mortgage	Debt	Preferred	Total
	Agreements	Facilities	Loan Pools	Obligations*	Securities	Borrowings

Within 30 days	$886,860	$10,523	$—	$—	$—	$897,383
31 to 59 days	22,923	—	—	—	—	22,923
60 days to less than 1 year	—	—	—	—	—	—
1 year to 3 years	—	333,360	—	—	—	333,360
3 years to 5 years	—	—	—	—	—	—
Over 5 years	—	—	1,256,231	1,480,632	180,477	2,917,340

	$909,783	$343,883	$1,256,231	$1,480,632	$180,477	$4,171,006

*	At September 30, 2006, collateralized debt obligations are comprised of $405,772 of CDO debt with a weighted average remaining maturity of 5.79 years, $291,573 of CDO debt with a weighted average remaining maturity of 6.16 years, $366,565 of CDO debt with a weighted average remaining maturity of 6.89 years, and $416,722 of CDO debt with a weighted average remaining maturity of 10.18 years.
Credit Facilities
At September 30, 2006, $99,459 of the Company’s $200,000 committed multicurrency credit facility with Deutsche Bank, AG was available for future borrowings.
On February 16, 2006, the Company entered into a $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. At September 30, 2006, $69,110 was available for future borrowings under this facility.
On March 17, 2006, the Company entered into a $100,000 committed non-U.S. dollar credit facility with Bank of America, N.A. which matures in September 2008. The facility can be increased up to $15,000 based on the change in exchange rates of the non-US dollar loans. However, any amounts drawn under this provision must be repaid in ninety days. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. At September 30, 2006, none of the Company’s $100,000 committed non-U.S. dollar credit facility with Bank of America, N.A. was available.
On July 18, 2002, the Company entered into a $75,000 committed credit facility with Greenwich Capital, Inc. Outstanding borrowings under this credit facility bear interest at LIBOR based variable rates consistent with the pledged assets. The facility, which had a maturity of July 7, 2006, has been extended through July 6, 2007. At September 30, 2006, $64,447 of the Company’s $75,000 committed credit facility with Greenwich Capital, Inc. was available.
The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on GAAP of $400,000, a recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios, a minimum quarterly recourse debt service coverage ratio of 1.75 and a minimum liquidity reserve of $10,000. For the quarter ended September 30, 2006, the Company’s debt service coverage ratio was 1.67 to 1. The primary reason for the shortfall was the decrease in income from the Company’s investment in BlackRock Diamond for the third quarter of 2006. The Company received authorization from its lenders to permit a debt service coverage ratio less than 1.75. At September 30, 2006, the Company was in compliance with all other covenants in its credit facilities.
CDOs
Issuance of secured term debt is generally done through a CDO offering. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. Asset cash flows generally are matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as “match funding” or “term financing” the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer; and therefore permanent reductions in value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.
On May 23, 2006, the Company closed its sixth CDO issuance (“CDO HY3”) resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt, rated AAA through BBB-, was privately placed, and the Company retained additional debt rated BB and 100% of the preferred shares issued by CDO HY3.
In accordance with the terms of this offering, the Company contributed $50,000 of additional CMBS to CDO HY3 during a ramp-up period which ended in October 2006. The additional CMBS were contributed at face value. The debt issuance match funded existing Company assets that were contributed to CDO

HY3 at closing as well as the assets purchased during the ramp-up period, with long-term liabilities. The Company accounts for this transaction as a financing. All debt placed has legal final maturity of May 2051 but an assumed weighted average life of 8.1 years. Including interest rate hedges, this debt had a cost of funds of approximately 6.3% for the third quarter of 2006 after issuance expenses. The Company used the net proceeds of the offering to pay down existing debt on the CDO collateral. At September 30, 2006, approximately 73% of the Company’s subordinated CMBS is match funded in CDOs.
Trust Preferred
On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust (“Trust I”). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in October 2010. Trust I issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust I to the Company for a purchase price of $2,380. The Company realized net proceeds from this offering of approximately $72,618.
On January 31, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust II, a Delaware statutory trust (“Trust II”). The trust preferred securities have a thirty-year term ending April 30, 2036 with interest at a fixed rate of 7.73% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in April 2011. Trust II issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust II to the Company for a purchase price of $1,550. The Company realized net proceeds from this offering of approximately $48,491.
On March 16, 2006, the Company issued $50,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust III, a Delaware statutory trust (“Trust III”). The trust preferred securities have a thirty-year term ending March 15, 2036 with interest at a fixed rate of 7.77% for the first ten years and at a floating rate of three-month LIBOR plus 2.7% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in March 2011. Trust III issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust III to the Company for a purchase price of $1,547. The Company realized net proceeds from this offering of approximately $48,435.
Senior Unsecured Notes
During October 2006, the Company announced the private placement of $75 million of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Common Equity Issuances
For the nine months ended September 30, 2006, the Company issued 590,216 shares of its Common Stock, par value $0.001 per share (the “Common Stock”), under its Dividend Reinvestment and Stock Purchase Plan (the “Dividend Reinvestment Plan”). Net proceeds to the Company were approximately $6,270. For the nine months ended September 30, 2005, the Company issued 497,188 shares of its Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company were approximately $5,743.
During the nine months ended September 30, 2006, 24,700 stock options with a weighted average exercise price of $8.45 per share were exercised pursuant to the Company’s stock option plan (the “1998 Stock Option Plan”). Net proceeds to the Company were $209.
For the nine months ended September 30, 2006, the Company issued 495,500 shares of Common Stock, under a sale agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $6,458. Subsequent to September 30, 2006, an additional 169,400 shares of Common Stock were issued resulting in net proceeds to the Company of $2,168.
Off Balance Sheet Arrangements
The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46(R)-5 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.
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
At September 30, 2006, the Company owned securities of 27 Controlling Class CMBS trusts with a par of $1,123,776. The total current par amount of CMBS issued by the 27 trusts was $39,405,741. One of the

Company’s 27 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.
The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $751,474 and $565,231 at September 30, 2006 and December 31, 2005, respectively.
In addition, the Company has completed two securizations that qualify as QSPEs under SFAS No. 140. Through CDO HY1 and HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the accounting standard setters determine that Controlling Class CMBS are not QSPE’s, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.
The Company’s total maximum exposure to loss as a result of its investments in CDOs HY1 and HY2 at September 30, 2006 and December 31, 2005, respectively, is $113,197 and 109,003.
At September 30, 2006, the Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd. (“Leaf”), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities.
At September 30, 2006 and December 31, 2005, the Company’s total maximum exposure to loss as a result of its investment in Leaf is $3,613 and $3,573, respectively.
Cash Flows
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company’s trading securities. Operating activities provided cash flows of $95,662 and $5,250 during the nine months ended September 30, 2006 and 2005, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from repayment of these securities also increase operating cash flows. During 2006 the Company received $28,487 of repayments related to these securities, whereas in 2005 the Company purchased $37,777 of fixed income securities classified as trading. In addition, in 2006 the Company closed interest rate swaps classified as a cash flow hedges and received cash of $15,253.
The Company’s investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities used cash flows of $710,694 and $315,967 during the nine months ended September 30, 2006 and 2005, respectively. The variance in investing cash flows is primarily attributable to significant purchases of securities and commercial mortgage loans.
Financing cash flows consist primarily of borrowings, CDO and junior subordinated note issuances, common and preferred stock offerings offset by dividends on common and preferred stock and repayments of borrowings. The Company’s financing activities provided cash flows of $606,122 and $349,992 during the nine months ended September 30, 2006 and 2005, respectively. The increase in financing cash flows in 2006 was primarily attributable to issuance of collateralized debt obligations as well as the issuance of junior subordinated notes.
The Company’s ability to execute its business strategy depends to a significant degree on its ability to obtain additional capital. Factors which could affect the Company’s access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company’s business, covenants under the Company’s current and future credit facilities, results of operations, leverage, financial conditions and business prospects. Consequently, there can be no assurance that the Company will be able to effectively fund future growth. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.
Contingent Liability
During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2006, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.
Transactions with Affiliates
The Company has a Management Agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the Management Agreement, the Manager formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain other advisory and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a base management fee equal to 2.0% of the quarterly average total stockholders’ equity for the applicable quarter.
To provide an incentive, the Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.35 per common share at September 30, 2006).
The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2007 at the Board of Directors’ February 2006 meeting. Additionally, pursuant to a resolution of the Company’s Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s Common Stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding will be paid to the Manager in 2006.
The following is a summary of management and incentives incurred for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Management fee	$3,179	$2,799	$9,339	$8,039
Incentive fee	—	—	2,708	—
Incentive fee – stock based	977	—	1,853	—

Total management and incentive fees	$4,156	$2,799	$13,900	$8,039

At September 30, 2006 and 2005, respectively, management and incentive fees of $2,979 and $2,668 remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities.
In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $300 for certain expenses incurred on behalf of the Company for the three and nine months ended September 30, 2006, respectively, and $40 and $120 for the three and nine months ended September 30, 2005, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.
The Company has administration and investment accounting agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the investment accounting agreement, the Manager provides investment accounting services to the Company. For the nine months ended September 30, 2006 and 2005, the Company recorded administration and investment accounting fees of $175 and $156, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.
The special servicer on 23 of the Company’s 27 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company’s fees for Midland’s services are at market rates.
On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond Property Fund (“BlackRock Diamond”). On February 21, 2006, the Company

increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At September 30, 2006, 93% of the commitment has been called and the Company owned approximately 21% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company’s investment in BlackRock Diamond at September 30, 2006 was $102,873. The Company’s unaffiliated directors approved this transaction in September 2005.
During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at September 30, 2006 was $3,156. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On September 30, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company’s unaffiliated directors approved this transaction in July 2001.
The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At September 30, 2006, the Company’s investment in Carbon II was $73,348 and the Company’s remaining commitment to Carbon II is $28,958. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company’s unaffiliated directors approved this transaction in September 2004.
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
During the first quarter of 2006, the Company and certain subsidiaries elected to have the subsidiaries treated as taxable REIT subsidiaries. This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk: Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to the dynamics of the markets for commercial mortgage securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the estimated fair value of the Company’s portfolio.
The majority of the Company’s assets are fixed-rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets is increased, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets is decreased, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At September 30, 2006, all of the Company’s liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.
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
The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company’s assets and liabilities, including its preferred stock. The Company’s objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 30-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 1.63 years based on net asset value at September 30, 2006. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $11,000.
Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.
Regarding the table below, all changes in income are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at September 30, 2006. Actual results could differ significantly from these estimates. At September 30, 2006, the Company’s exposure to short-term interest rate movements of 200 basis points and below is less than $0.005 per share at September 30, 2006.
Projected Percentage Change In
Earnings Per Share
Given LIBOR Movements

Change in LIBOR,	Projected Change in
+/- Basis Points	Earnings per Share

-200	$0.00
-100	$0.00
-50	$0.00
Base Case
+50	$(0.00)
+100	$(0.00)
+200	$(0.00)

The Company’s GAAP book value incorporates the estimated fair value of the Company’s interest bearing assets but it does not incorporate the estimated fair value of the Company’s interest bearing fixed rate liabilities and preferred stock. The fixed-rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company’s reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At September 30, 2006, economic duration for the Company’s entire portfolio was 2.6 years. This implies that for each 100 basis points of change in interest rates the Company’s economic value will change by approximately 2.6%. At September 30, 2006, the Company estimates its economic value, or net asset value of its common stock to be $571,574.
A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company’s common stock is as follows:

Duration — GAAP book value at September 30, 2006	7.7
Less:
Duration contribution of CDO I liabilities	(1.2)
Duration contribution of CDO II liabilities	(1.0)
Duration contribution of CDO III liabilities	(1.0)
Duration contribution of CDO HY3 liabilities	(0.7)
Duration contribution of Series C Preferred Stock	(0.1)
Duration contribution of Junior subordinated notes	(1.1)

Economic duration at September 30, 2006	2.6

The GAAP book value of the Company’s common stock is $10.32 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 7.7%, or $50,000. As indicated above, approximately $11,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.
Credit Risk: The Company’s portfolios of commercial real estate assets are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the global economies, and other factors beyond the control of the Company.
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
For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income going forward by approximately $0.87 per share of Common Stock per year and cause a significant write down at the time the loss assumption is changed. The amount of the write down depends on several factors, including which securities are most affected at the time of the write down, but is estimated to be in the range of $0.05 to $0.25 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease. The Company’s exposure to a write down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company’s CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At September 30, 2006, securities with a total estimated fair value of $1,737,666 are collateralizing the CDO borrowings of $1,496,136; therefore, the Company’s preferred equity interest in its four consolidated CDOs is $241,530 ($4.19 per share). In accordance with GAAP, the Company’s CDO borrowings are not marked-to-market, however, the economic value of the Company’s CDO borrowings will change in response to changes in interest rates and/or credit spreads.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities. It is the Company’s objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to match the term of the Company’s liabilities as closely as possible with the expected holding period of the Company’s assets. This is less important for those assets in the Company’s portfolio considered liquid, as there is a very stable market for the financing of these securities.
Other methods for evaluating interest rate risk, such as interest rate sensitivity “gap” (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period), are used but are considered of lesser significance in the daily management of the Company’s portfolio. Management considers this relationship when reviewing the Company’s hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company’s net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.
Currency Risk: The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro and British pound. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure.
During the first quarter, the Company and certain subsidiaries elected to have the subsidiaries treated as taxable REIT subsidiaries. This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

ITEM 4. Controls and Procedures
Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of its disclosure controls and procedures at September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2006.
No change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
At September 30, 2006 there were no pending legal proceedings of which the Company was a defendant or of which any of its properties were subject.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on the Company’s business, financial condition and results of operations. For discussion of the Company’s potential risks, refer to Part I, “Item 1A., Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on March 16, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2006, 189,077 shares of Common Stock were issued to the Manager pursuant to resolutions of the Board of Directors which authorized that a portion of incentive fees earned by the Manager may be paid in shares of the Company’s Common Stock. The shares had an aggregate value of $2,099,579. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
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

ANTHRACITE CAPITAL, INC.

Dated: November 9, 2006	By:	/s/ Christopher A. Milner

	Name:	Christopher A. Milner
	Title:	Chief Executive Officer
(duly authorized representative)

Dated: November 9, 2006	By:	/s/ James J. Lillis

	Name:	James J. Lillis
	Title:	Chief Financial Officer