Form 10-K
period 2006-12-31
ANTHRACITE CAPITAL INC
filed 2007-03-16
CIK 1050112

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: __________ to __________

                          Commission File No. 001-13937

                            ANTHRACITE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                           13-3978906
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          40 East 52nd Street
           New York, New York                                        10022
(Address of principal executive office)                           (Zip Code)

                                 (212) 810-3333
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE              NEW YORK STOCK EXCHANGE

9.375% SERIES C CUMULATIVE REDEEMABLE       NEW YORK STOCK EXCHANGE
   PREFERRED STOCK, $0.001 PAR VALUE

8.25% SERIES D CUMULATIVE REDEEMABLE        NEW YORK STOCK EXCHANGE
   PREFERRED STOCK, $0.001 PAR VALUE
(Title of each class)                   (Name of each exchange on which
                                        registered)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 on the Exchange Act Rule). Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $12.16 as reported on the New York Stock Exchange on June 30, 2006, was $688,497,461 (for purposes of this calculation, affiliates include only directors and executive officers of the registrant).

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 16, 2007 was 57,843,696 shares.

Documents Incorporated by Reference: Portions of the registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                    ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
                          2006 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.    Business .....................................................      4
Item 1A.   Risk Factors .................................................     20
Item 1B.   Unresolved Staff Comments ....................................     27
Item 2.    Properties ...................................................     27
Item 3.    Legal Proceedings ............................................     27
Item 4.    Submission of Matters to a Vote of Security Holders ..........     27

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............     28
Item 6.    Selected Financial Data ......................................     30
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................     32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...     65
Item 8.    Financial Statements and Supplementary Data ..................     69
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................    115
Item 9A.   Controls and Procedures ......................................    115
Item 9B.   Other Information ............................................    115

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance .......    116
Item 11.   Executive Compensation .......................................    116
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters ..............................    116
Item 13.   Certain Relationships, Related Transactions and Director
           Independence .................................................    116
Item 14.   Principal Accounting Fees and Services .......................    117

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules ...................    118
           Signatures ...................................................    121

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

     (3) the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (the "Manager");

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

     (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Manager, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.;

     (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, the Company and the Manager;

     (12) the ability of the Manager to attract and retain highly talented professionals;

     (13) fluctuations in foreign currency exchange rates;

     (14) the impact of changes to tax legislation and, generally, the tax position of the Company;

     (15) the Manager's ability to successfully integrate the Merrill Lynch Investment Managers ("MLIM") business with its existing business; and

     (16) the ability of the Manager to effectively manage the former MLIM assets along with its historical assets under management.

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

General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") is a specialty finance company that invests in commercial real estate assets on a global basis. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also began investing in diversified portfolios of commercial real estate in the United States during December 2005. The Company commenced operations on March 24, 1998.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with $1.125 trillion of assets under management at December 31, 2006. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

COMMERCIAL REAL ESTATE SECURITIES

The following table indicates the amounts of each category of commercial real estate securities the Company owned at December 31, 2006. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

                                       Estimated              Adjusted               Loss
Commercial Real Estate                   Fair       Dollar    Purchase    Dollar   Adjusted
Securities                   Par         Value      Price      Price*      Price     Yield
----------------------   ----------   ----------   -------   ----------   ------   --------
Controlling Class CMBS   $  909,977   $  587,008   $ 64.51   $  541,571   $59.64    10.25%
Other Below Investment
   Grade CMBS               170,187      196,860    115.67      187,909    94.16     7.68%
Collateralized debt
   obligation ("CDO")
   investments              406,605      117,246     28.84      114,482    28.16    14.19%
Investment Grade          1,504,479    1,523,633    101.27    1,481,256    97.58     6.20%
   Commercial Real
   Estate Related
   Securities
CMBS interest only
   securities ("IOs")     2,980,467       69,352      2.33       69,183     2.32     7.36%
                         ----------   ----------   -------   ----------   ------    -----
                          5,971,715    2,494,099     41.77    2,394,401    40.10     7.65%
                         ----------   ----------   -------   ----------   ------    -----

*    Represents the amortized cost of the Company's investments.

Included in the table above are non-U.S. dollar denominated commercial real estate securities with a carrying value of $181,597, $37,320, and $4,580 at December 31, 2006, 2005, and 2004, respectively.

The Company's principal activity is to underwrite and acquire high yield CMBS that are rated below investment grade (BB+ or lower). The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate throughout the United States and Europe. The commercial real estate securing the first mortgages consists of income-producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties, and hotels, among others. The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and a large interest rate increase if not paid off at the ten-year maturity. The loans are originated by various lenders and pooled together in trusts which issue securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trusts are rated by one or more nationally recognized credit rating organizations and are rated AAA down to CCC. The security that is affected first by loan losses is not rated. The principal amount of the pools of loans securing the CMBS securities varies.

The Company focuses on acquiring the securities rated below investment grade. The most subordinated CMBS classes are the first to absorb realized losses in the loan pools. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination. If a loss of face value, or par, is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing the cash flow entitlement. The majority owner of the first loss position has the right to influence the workout process and therefore designate the trust's special servicer. The Company will generally seek to influence the workout process in each of its CMBS transactions by purchasing the majority of the trust's non-rated securities and sequentially rated securities as high as BB+. Typically, the par amount of these below investment grade classes represents 2.0-3.5% of the par of the underlying loan pools. This is known as the subordination level because 2.0% - 3.5% of the collateral balance is subordinated to the senior, investment grade rated securities.

Owning commercial real estate loans in these forms allows the Company to earn its loss-adjusted returns over a period of time while achieving significant diversification across geographic areas and property types.

Controlling Class CMBS

At December 31, 2006, the Company owned 29 trusts ("Controlling Class") in which the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company influences the workout process on $42,398,701 of underlying loans. The total par amount owned of these subordinated Controlling Class securities is $909,977. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans.

Each trust has a designated special servicer. Special servicers are responsible for carrying out loan loss mitigation strategies. In addition, a special servicer will advance funds to a trust to maintain principal and interest cash flows on the trust's securities provided it believes there is a significant probability of recovering those advances from the underlying borrowers. The special servicer is paid interest on advanced funds and a fee for its efforts in carrying out loss mitigation strategies. The special servicer on 25 of the Company's 29 Controlling Class trusts is Midland Loan Services, Inc., the special servicer on two such trusts is GMAC Commercial Mortgage Management, Inc., and the special servicer on the remaining two such trusts is Lennar Partners, Inc. Midland Loan Services, Inc. is a related party of the Manager.

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

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 29 Controlling Class trusts, the Company estimates that specific losses totaling $512,916 related to principal of the underlying loans will not be recoverable, of which $215,816 is expected to occur over the next five years. The total loss estimate of $512,916 represents 1.21% of the total underlying loan pools. Due to falling delinquency rates in the CMBS market, the Company no longer assumes an additional layer of unassigned losses. Previously, the Company assumed ten to forty basis points of additional defaults would occur with a 35% loss severity and a one-year recovery period. The effect of this change is to reduce total losses assumed by 15 to 62 basis points, depending on the deal.

The weighted average loss adjusted yield for all subordinated Controlling Class securities at December 31, 2006 was 10.25%. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write-down of the adjusted purchase price or write-up of loss adjusted yields of the security may be required. (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

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

Other Below Investment Grade CMBS

The Company does not typically purchase a BB- or lower rated security unless the Company is involved in the new issue due diligence process and has a clear pari-passu alignment of interest with the special servicer, or can appoint the special servicer. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having influence over the workout process. BB+ and BB rated CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

CDOs

The Company issues secured term debt through its CDO offerings. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. For those that qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), the Company records the transaction as a sale and carries any retained bonds as a component of securities available-for-sale on its consolidated statement of financial condition. At December 31, 2006 and 2005, respectively, the Company had retained bonds with an estimated fair value of $114,142 and $121,159 on its consolidated statement of financial condition related to CDO HY1 and CDO HY2. The Company also owns preferred securities in LEAFs CMBS I Ltd ("Leaf"). Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At December 31, 2006 and 2005, respectively, Leaf preferred securities were carried at an estimated fair value of $3,104 and $3,391 on the Company's consolidated statement of financial condition.

Investment Grade Commercial Real Estate Related Securities

The Company also purchases investment grade commercial real estate related securities in the form of CMBS and unsecured debt of commercial real estate companies. The addition of these higher rated securities is intended to add greater stability to the long-term performance of the Company's portfolio as a whole and to provide greater diversification to optimize secured financing alternatives. The Company seeks to assemble a portfolio of high quality issues that will maintain consistent performance over the life of the security.

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

COMMERCIAL REAL ESTATE LOANS

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2006, 2005, and 2004:

                                           Loans Outstanding                            Weighted
                       December 31, 2006   December 31, 2005   December 31, 2004      Average Yield
                       -----------------   -----------------   -----------------   ------------------
Property Type           Amount       %      Amount       %      Amount       %     2006   2005   2004
-------------          --------   ------   --------   ------   --------   ------   ----   ----   ----
Office                 $130,016    27.0%   $ 94,432    25.8%   $ 88,311    33.5%    8.2%  8.9%    9.2%
Residential              57,917    12.0      57,466    15.7      13,480     5.1    10.7   8.6    12.2
Retail                  194,938    40.5      76,502    20.9      59,070    22.4     7.7   7.3     6.6
Hotel                    38,899     8.1      79,840    21.8     102,645    39.0    10.0   8.6     7.2
Storage                  34,009     7.1      32,913     9.0          --      --     9.0   9.1      --
Communication Tower          --      --      20,000     5.5          --      --      --   9.4      --
Industrial               19,317     4.0       2,423     0.7          --      --     9.1   8.1      --
Other Mixed Use           6,649     1.3       2,230     0.6          --      --     8.7   8.1      --
                       --------   -----    --------   -----    --------   -----    ----   ---    ----
Total                  $481,745   100.0%   $365,806   100.0%   $263,506   100.0%    8.6%  8.5%    8.0%
                       ========   =====    ========   =====    ========   =====    ====   ===    ====

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $243,377, $129,951, and $21,119 at December 31, 2006, 2005, and 2004, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

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

The Company's activity in this sector generally has been conducted through Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon

Capital Funds"), private commercial real estate income funds managed by the Company's Manager. The Company believes the use of the Carbon Capital Funds allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include its share of the net assets and income of the Carbon Capital Funds. At December 31, 2006, the Company owned approximately 20% of Carbon I as well as approximately 26% of Carbon II. The Company's investments in the Carbon Capital Funds at December 31, 2006 were $72,403, compared with $59,646 at December 31, 2005.

The following table summarizes the loans held by the Carbon Capital Funds at December 31, 2006, 2005 and 2004.

                                           Loans Outstanding                            Weighted
                       December 31, 2006   December 31, 2005   December 31, 2004      Average Yield
                       -----------------   -----------------   -----------------   ------------------
Property Type           Amount       %      Amount       %      Amount       %     2006   2005   2004
-------------          --------   ------   --------   ------   --------   ------   ----   ----   ----
Office                 $162,759    23.1%   $128,802    23.0%   $135,487    26.1%   10.5%  10.1%  16.3%
Residential             138,713    19.7     192,604    34.3     164,096    31.6    12.3   10.3   10.4
Retail                   73,184    10.4      57,791    10.3     101,166    19.5     9.7   13.2   13.6
Hotel                   241,086    34.2     146,710    26.1      73,249    14.1    12.1   12.8   11.6
Storage                      --      --      10,171     1.8      10,171     2.0      --   16.4   16.0
Land                     53,500     7.6      25,000     4.5          --      --    12.6   15.2     --
Other Mixed Use          35,384     5.0          --      --      34,739     6.7     8.8     --    8.9
                       --------   -----    --------   -----    --------   -----    ----   ----   ----
Total                  $704,626   100.0%   $561,078   100.0%   $518,908   100.0%   11.4%  11.5%  12.7%
                       ========   =====    ========   =====    ========   =====    ====   ====   ====

COMMERCIAL REAL ESTATE EQUITY

At December 31, 2006, the Company had invested an aggregate of $92,603 in BlackRock Diamond Property Fund, Inc. ("BlackRock Diamond"). BlackRock Diamond is a private real estate investment trust ("REIT") managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. BlackRock Diamond's investment objective is to seek a high risk adjusted return through "value -added" capital appreciation and current income on properties through out the United States. This means the BlackRock Diamond's focuses on operating properties that will be repositioned, renovated, or expanded to achieve maximum returns. Part of the investment strategy includes a budgeted amount of capital expenditures that are used to improve the value of the investment and realize the full value potential of a given property. BlackRock Diamond relies on the Manager's extensive relationships in the real estate markets to source opportunities. BlackRock Diamond focuses on large urban locations where it believes the real estate equity markets will outperform.

BlackRock Diamond is an open-end fund. As such, it allows shares to be redeemed at a price equal to its quarter-end net asset value upon 60 days notice. The assets are subject to quarterly appraisals with one independent appraisal done annually. The Company does not pay a separate management fee to the Manager for management services associated with its investment in BlackRock Diamond.

The Company had a 21% ownership in BlackRock Diamond at December 31, 2006 and recorded $15,763 of income during 2006 with respect to this investment under the equity method. At December 31, 2006, the Company had $7,397 of remaining capital commitments to BlackRock Diamond, all of which was called in January 2007.

FINANCING AND LEVERAGE

The Company has financed its assets with the net proceeds of common stock offerings, the issuance of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"), the issuance of preferred stock, long-term secured and unsecured borrowings, short-term borrowings under reverse repurchase agreements and the credit facilities discussed below. In the future, operations may be financed by offerings of equity securities, as well as unsecured and secured borrowings. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits its recourse debt to equity ratio to a maximum of 3.0 to 1. The Company's recourse debt-to-equity ratio of 1.7 to 1 at December 31, 2006 was in compliance with the policy. The Company anticipates that it will maintain recourse debt-to-equity ratios between
1.0 to 1 and 3.0 to 1 in the foreseeable future, although this ratio may be higher or lower at any time. The Board of Directors may change the Company's indebtedness policy at any time.

REVERSE REPURCHASE AGREEMENTS AND CREDIT FACILITIES

The Company has entered into reverse repurchase agreements to finance its securities that are not financed under its credit facilities or CDOs. The reverse repurchase agreements collateralized by most of these securities bear interest at rates that historically have moved in close relationship to the London Interbank Offered Rate for U.S. dollar deposits ("LIBOR").

The Company's credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company's credit facilities at December 31, 2006 and 2005:

                                                 December 31, 2006                   December 31, 2005
                                         ---------------------------------   ---------------------------------
                                                                                          Unused       Unused
                              Maturity   Facility      Total     Borrowing   Facility      Total     Borrowing
                                Date      Amount    Borrowings    Capacity    Amount    Borrowings    Capacity
                              --------   ---------------------------------   ---------------------------------
Greenwich Capital, Inc. (1)     7/7/07   $ 75,000*    $12,064    $     --*   $ 75,000    $ 75,000     $    --
Deutsche Bank, AG (2)         12/20/07    200,000      49,398     150,602     200,000     181,875      18,125
Bank of America, N.A.(3)       9/17/08    100,000          --     100,000         n/a         n/a         n/a
Morgan Stanley Bank (3) (4)    2/16/08    200,000      13,985     186,015      27,800      27,800          --
                                         --------     -------    --------    --------    --------     -------
                                         $575,000     $75,447    $436,617    $302,800    $284,675     $18,125
                                         ========     =======    ========    ========    ========     =======

*    Commitment expired December 23, 2006. No new borrowings permitted.

(1)  USD only

(2)  Multicurrency

(3)  Non-USD only

(4) Can be increased up to $15,000 based on the change in exchange rates of the non-US dollar loans. However, any amounts drawn under this provision must be repaid in ninety days.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on a book value of $305,000 in accordance with generally accepted accounting principles in the United States of America ("GAAP"), a maximum recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios. During the first quarter of 2007, the Company amended the debt service coverage ratio covenant on its committed debt facilities. The terms of the calculation were revised and the debt service coverage ratio was reduced from 1.75 to 1.20. The revised calculation better reflects the Company's ability to service debt on a cash basis. At December 31, 2006 and 2005, the Company was in compliance with all other covenants.

Under the credit facilities and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets could require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. The Company maintains adequate liquidity to meet such calls.

Further information with respect to the Company's reverse repurchase agreements, credit facilities, and commercial mortgage loan pools at December 31, 2006 is summarized as follows:

                                              Reverse                  Commercial
                                            Repurchase     Credit       Mortgage
                                            Agreements   Facilities    Loan Pools
                                            ----------   ----------   -----------
Commercial Real Estate Securities
   Outstanding Borrowings                    $527,316    $  48,105    $        --
   Weighted average borrowing rate               5.38%        6.91%            --
   Weighted average remaining maturity        79 days     243 days             --
   Estimated fair value of assets pledged    $570,864    $  69,462*   $        --

Residential Mortgage-Backed Securities
   Outstanding Borrowings                    $266,731    $      --    $        --
   Weighted average borrowing rate               5.34%          --             --
   Weighted average remaining maturity        79 days           --             --
   Estimated fair value of assets pledged    $275,729    $      --    $        --

Commercial Mortgage Loan Pools
   Outstanding Borrowings                    $  5,623    $     772    $ 1,250,503
   Weighted average borrowing rate               6.06%        6.60%          3.99%
   Weighted average remaining maturity         8 days      29 days     5.84 years
   Estimated fair value of assets pledged    $  7,481    $   1,209    $ 1,271,014

Commercial Real Estate Loans
   Outstanding Borrowings                          --    $  26,570             --
   Weighted average borrowing rate                 --         6.34%            --
   Weighted average remaining maturity             --     245 days             --
   Estimated fair value of assets pledged          --    $  41,748             --

*    $21,742 of assets pledged are retained CDO bonds.

Further information with respect to the Company's reverse repurchase agreements, credit facilities, and commercial mortgage loan pools at December 31, 2005 is summarized as follows:

                                                                        Commercial
                                              Reverse                    Mortgage
                                            Repurchase      Credit         Loan
                                            Agreements    Facilities      Pools
                                            ----------   -----------   -----------
Commercial Real Estate Securities
   Outstanding Borrowings                    $562,315    $    54,347   $        --
   Weighted average borrowing rate               4.53%          5.18%           --
   Weighted average remaining maturity        28 days     1.97 years            --
   Estimated fair value of assets pledged    $631,795    $    77,510*  $        --

Residential Mortgage-Backed Securities
   Outstanding Borrowings                    $249,122    $        --   $        --
   Weighted average borrowing rate               4.34%            --            --
   Weighted average remaining maturity        24 days             --            --
   Estimated fair value of assets pledged    $258,770    $        --   $        --

Commercial Mortgage Loan Pools
   Outstanding Borrowings                    $  5,205    $       772   $ 1,272,931
   Weighted average borrowing rate               5.03%          5.80%         3.97%
   Weighted average remaining maturity        17 days     1.53 years    6.89 years
   Estimated fair value of assets pledged    $  7,321    $     1,285   $ 1,292,407

Commercial Real Estate Loans
   Outstanding Borrowings                    $     --    $   229,556   $        --
   Weighted average borrowing rate                 --           5.29%           --
   Weighted average remaining maturity             --     1.61 years            --
   Estimated fair value of assets pledged    $     --    $   337,447   $        --

*    $23,233 of assets pledged are retained CDO bonds.

CDOS

The Company finances the majority of its commercial real estate assets with match funded, secured term debt through CDO offerings. To accomplish this, the Company forms a special purpose entity ("SPE") and contributes a portfolio consisting of below investment grade CMBS, investment grade CMBS, unsecured debt of commercial real estate companies and commercial real estate loans in exchange for the preferred equity interest in the SPE. With the exceptions of the Company's fourth and fifth CDOs ("CDO HY1" and "CDO HY2", respectively), these transactions are considered financings and the SPEs are fully consolidated on the Company's consolidated financial statements. The SPE then will issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio. The SPE will enter into an interest rate swap agreement to convert the floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio. For those CDOs not denominated in

U.S. dollars, the SPE will also enter into currency swap agreements to minimize any currency exposure. The structure of the CDO debt also eliminates the mark to market requirement commonly associated with other types of financing, thus eliminating the need to provide additional collateral if the value of the underlying portfolio declines. The debt issued by the SPE generally is rated AAA down to BB. Due to its preferred equity interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO. CDO debt is the Company's preferred capital structure to maximize returns on these types of portfolios on a non-recourse basis. Other forms of financing used for these types of assets include multi-year committed financing facilities and 90-day reverse repurchase agreements.

At December 31, 2006, outstanding borrowings under the Company's CDOs were $1,812,574 with a weighted average borrowing rate of 6.02% and a weighted average maturity of 7.0 years. Estimated fair value of assets pledged was $2,096,455, consisting of 80.3% of commercial real estate securities and 19.7% of commercial real estate loans.

At December 31, 2005, outstanding borrowings under the Company's CDOs were $1,066,930 with a weighted average borrowing rate of 5.86% and a weighted average maturity of 10.8 years. Estimated fair value of assets pledged was $1,227,222 consisting of 100.0% of commercial real estate securities.

UNSECURED BORROWINGS

During October 2006, the Company issued $75,000 of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

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

EQUITY ISSUANCES

For the years ended December 31, 2006 and 2005, respectively, the Company issued 608,747 and 1,318,568 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds under the Dividend Reinvestment Plan to the Company were approximately $6,517 and $14,327, respectively. Additionally, the Company issued 1,725,000 shares of Common Stock in a follow-on offering at $11.59 per share in 2005.

For the year ended December 31, 2006, the Company issued 664,900 shares of Common Stock under a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $8,625.

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option. The Series D Preferred Stock will pay an annual dividend of 8.25%.

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

Interest rate hedging instruments at December 31, 2006 and 2005 consisted of the following:

                                      At December 31, 2006
                       --------------------------------------------------
                                                                Average
                       Notional    Estimated   Unamortized     Remaining
                         Value    Fair Value       Cost      Term (years)
                       --------   ----------   -----------   ------------
Cash flow hedges       $644,200     $5,048        $   --         7.91
CDO cash flow hedges    895,499      8,230            --         7.19
Trading swaps            80,000      2,033            --         3.27
CDO timing swaps        223,445        212            --         6.08
CDO LIBOR cap            85,000        (38)        1,407         6.40

                                      At December 31, 2005
                       --------------------------------------------------
                                                                Average
                       Notional    Estimated   Unamortized     Remaining
                         Value    Fair Value       Cost      Term (years)
                       --------   ----------   -----------   ------------
Cash flow hedges       $500,350    $ 6,234        $   --         8.42
CDO cash flow hedges    701,603     10,616            --         7.51
Trading swaps           133,000      4,032            --         6.83
CDO timing swaps        223,445        (37)           --         7.08
CDO LIBOR cap            85,000      1,419         1,407         7.40

Foreign currency agreements at December 31, 2006 consisted of the following:

                                                  At December 31, 2006
                                        ----------------------------------------
                                                                       Average
                                         Estimated     Unamortized    Remaining
                                        Fair Value        Cost          Term
                                        -----------    -----------   -----------
Currency swaps                          $     1,179    $        --   12.53 years
CDO currency swaps                           (1,418)            --   12.53 years
Forwards                                     (2,659)            --       10 days

                                                  At December 31, 2005
                                        ----------------------------------------
                                                                       Average
                                         Estimated     Unamortized    Remaining
                                        Fair Value        Cost          Term
                                        -----------    -----------   -----------
Forwards                                $     1,108             --       10 days

The Company did not have any currency swaps at December 31, 2005.

OPERATING POLICIES

The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to ensure that the Company meets the requirements for qualification as a REIT under the United States Internal Revenue Code of 1986, as amended (the "Code"), and is excluded from regulation as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT provisions of the Code. The Company regularly monitors purchases of commercial real estate assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act.

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

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act. In such event, modification of the Company's business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of the Company's Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and other mortgage-backed securities, which are Qualifying Interests and modification of the Company's business plan to register as an investment company could result in increased operating expenses and could entail reducing the Company's indebtedness, which also could require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

COMPETITION

The Company's net income depends, in large part, on the Company's ability to acquire commercial real estate assets at favorable spreads over the Company's borrowing costs. In acquiring commercial real estate assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies, and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company's, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of commercial real estate assets suitable for purchase by the Company. Some of the Company's competitors are significantly larger than the Company, have access to greater capital and other resources, and may have other advantages over the Company. In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing commercial real estate assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Company's Common Stock.

EMPLOYEES

The Company does not have any employees. The Company's officers, each of whom is a full-time employee of the Manager, perform the duties required pursuant to the Management Agreement (as defined below) with the Manager and the Company's bylaws.

MANAGEMENT AGREEMENTS

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager and the Company's officers manage the Company's day-to-day investment operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company's officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company's assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.37 per common share at December 31, 2006). Additionally, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding was paid to the Manager in 2006.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2008 at the Board's March 2007 meeting.

The Manager primarily engages in four investment activities in its capacity as Manager on behalf of the Company: (i) acquiring and originating commercial real estate loans and other real estate related assets; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management; (iii) surveillance and restructuring of real estate loans and (iv) capital management, structuring, analysis, capital raising, and investor relations activities. At all times, the Manager and the Company's officers are subject to the direction and oversight of the Company's Board of Directors.

The Company may terminate, or decline to renew the term of, the Management Agreement without cause at any time upon 60 days' written notice by a majority vote of the unaffiliated directors. Although no termination fee is payable in connection with a termination for cause, in connection with a termination without cause, the Company must pay the Manager a termination fee, which could be substantial. The amount of the termination fee will be determined by independent appraisal of the value of the Management Agreement. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by the Company and the Manager. The other agreements the Company has with the Manager also may be terminated by the Company; in the case of the administrative services agreement, at any time upon 60 days' written notice, and in the case of the accounting services agreement, following the 24 month anniversary thereof, on 60 days' written notice prior to the 12 month anniversary thereof, or upon 60 days' written notice following the termination of the Management Agreement.

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

WEBSITE

The Company's website address is www.anthracitecapital.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors and its Codes of Business Conduct and Ethics, as well as its corporate governance guidelines. Copies in print of these documents are available upon request to the Secretary of the Company at the address indicated on the cover of this report. To communicate with the Board of Directors electronically, the Company has established an e-mail address, anthracitebod@blackrock.com, to which stockholders may send correspondence to the Board of Directors or any such individual directors or group or committee of directors.

In accordance with New York Stock Exchange ("NYSE") Rules, on June 6, 2006, the Company filed the annual certification by its Chief Executive Officer certifying that he was unaware of any violation by the Company of the NYSE's corporate governance listing standards at the time of the certification.

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

     The Manager and its employees may engage in other business activities that could reduce the time and effort spent on the management of the Company. The Manager also provides services to REITs not affiliated with the Company. As a result, there may be a conflict of interest between the operations of the Manager and its affiliates in the acquisition and disposition of commercial real estate assets. In addition, the Manager and its affiliates may from time to time purchase commercial real estate assets for their own account and may purchase or sell assets from or to the Company. For example, BlackRock Realty Advisors, Inc., a subsidiary of the Manager, provides real estate equity and other real estate related products and services in a variety of strategies to its institutional investor client base. In doing so, it purchases real estate on behalf of its clients that may underlie the real estate loans and securities the Company acquires, and consequently depending on the factual circumstances involved, there may be conflicts between the Company and those clients. Such conflicts may result in decisions and allocations of commercial real estate assets by the Manager, or decisions by the Manager's affiliates, that are not in the Company's best interests.

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

RISKS RELATED TO THE COMPANY'S BUSINESS

     Interest rate fluctuations will affect the value of the Company's commercial real estate assets, net income and common stock.

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

     The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and borrowing costs. The Company funds a substantial portion of its assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. The Company anticipates that, in most cases, the income from its floating-rate assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. Increases in these rates tend to decrease the Company's net income and estimated fair value of the Company's net assets. Interest rate fluctuations that result in the Company's interest expense exceeding interest income would result in the Company incurring operating losses.

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

     A portion of the Company's commercial real estate assets are financed under 90-day repurchase agreements and committed borrowing facilities which are subject to mark-to-market risk. Such secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed.

     The Company's investments may be subject to impairment charges.

     The Company periodically evaluates its investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending on the nature of the investment and the manner in which the income related to such investment is calculated for purposes of the Company's financial statements. If the Company determines that a significant impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the investment, which could adversely affect the Company's results of operations in the applicable period.

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

     The yield on investments in mortgage loans and mortgage-backed securities and thus the value of the Company's common stock is sensitive to changes in prevailing interest rates and changes in prepayment rates, which results in a divergence between the Company's borrowing rates and asset yields, consequently reducing future income derived from the Company's investments.

     The Company's ownership of non-investment grade commercial real estate assets subjects the Company to an increased risk of loss which could adversely affect yields on the Company's investments.

     The Company acquires commercial real estate loans and non-investment grade mortgage-backed securities, which are subject to greater risk of credit loss on principal and non-payment of interest in contrast to investments in senior investment grade securities.

     The Company's commercial real estate assets are subject to certain risks.

     The Company acquires, accumulates and securitizes commercial real estate assets as part of its investment strategy. While exposed to such commercial real estate assets, either as collateral for a real estate security or directly, the Company is subject to risks of borrower defaults, bankruptcies, fraud and special hazard losses that are not covered by standard hazard insurance. Insurance on owned real estate, commercial mortgage loans and real estate securities collateral may not cover all losses.

     The Company's commercial mortgage loans are subject to certain risks.

     The costs of financing and hedging the commercial mortgage loans can exceed the interest income on the commercial mortgage loans. In the event of any default under commercial mortgage loans held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the commercial mortgage collateral and the principal amount of the commercial mortgage loan. In addition, delinquency and loss ratios on the Company's commercial mortgage loans are affected by the performance of third-party servicers and special servicers.

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

     A substantial portion of the commercial mortgage loans the Company acquires may contain limitations on the mortgagee's recourse against the borrower. In other cases, the mortgagee's recourse against the borrower is limited by applicable provisions of the laws of the jurisdictions in which the mortgaged properties are located or by the mortgagee's selection of remedies and the impact of those laws on that selection. In those cases, in the event of a borrower default, recourse may be limited to only the specific mortgaged property and other assets, if any, pledged to secure the relevant commercial mortgage loan. As to those commercial mortgage loans that provide for recourse against the borrower and their assets generally, such recourse may not provide a recovery in respect of a defaulted commercial mortgage loan equal to the liquidation value of the mortgaged property securing that commercial mortgage loan.

     The volatility of certain mortgaged property values may adversely affect the Company's commercial mortgage loans.

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

     If in any taxable year the Company fails to qualify as a REIT:

          - the Company would be subject to Federal and state income tax on its taxable income at regular corporate rates;

          - the Company would not be allowed to deduct distributions to stockholders in computing its taxable income; and

          - unless the Company were entitled to relief under the Code, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost qualification.

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

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2006, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed and traded on the New York Stock Exchange under the symbol "AHR" since its initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's Common Stock and the dividends declared by the Company with respect to the periods indicated as were traded during these respective time periods.

                                                     Dividends
                        High      Low    Last Sale    Declared
                       ------   ------   ---------   ---------
2006
First Quarter.......   $11.22   $10.56     $10.98      $0.28
Second Quarter......    12.28    10.27      12.16       0.29
Third Quarter.......    13.44    11.86      12.86       0.29
Fourth Quarter......    14.42    11.50      12.73       0.29

2005
First Quarter.......    12.21    10.85      11.14       0.28
Second Quarter......    12.40    10.50      11.85       0.28
Third Quarter.......    12.19    11.33      11.58       0.28
Fourth Quarter......    11.28    10.16      10.53       0.28

On March 2, 2007, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $12.10. At March 2, 2007, there were approximately 1,089 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

Information relating to the Company's equity compensation plans in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC, is incorporated herein by reference.

The Company made no purchases of its equity securities in 2006.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, the Company issued 194,077 shares of unregistered Common Stock with an aggregate value of $2,164,979 as follows. Pursuant to resolutions of the Board of Directors which authorized that a portion of incentive fees earned by the Manager may be paid in shares of the Company's Common Stock, the Company issued 189,077 shares to the Manager as payment of a portion of the Manager's incentive fees. The Company issued 5,000 shares to its unaffiliated directors pursuant to its annual grant of restricted stock to unaffiliated directors as part of their annual compensation. The issuances of common stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below at and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 has been derived from the Company's audited financial statements. This information should be read in conjunction with "Item
1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                          For the Year Ended December 31,
                                          --------------------------------------------------------------
                                             2006         2005         2004         2003         2002
                                          ----------   ----------   ----------   ----------   ----------
                                                            (In thousands, except per share data)
Operating Data:
Interest income                           $  275,986   $  231,768   $  194,967   $  159,456   $  160,199
Other income                                  27,431       12,146        8,899        4,322        2,246
Interest expense                             212,388      163,458      128,166       83,249       65,018
Other operating expenses                      25,830       19,181       12,383       11,707       14,850
Other gains (losses) (1)                      13,906        9,322      (20,125)     (77,464)     (28,949)
Cumulative transition adjustment (2)              --           --           --           --        6,327
Income from discontinued operations (3)        1,366
Net income (loss)                             80,471       70,597       43,192       (8,642)      59,955
Net income (loss) available to common
   stockholders                               75,079       65,205       25,768      (16,386)      54,793
Per Share Data:
Net income (loss):
     Basic                                      1.31         1.20         0.50        (0.34)        1.18
     Diluted                                    1.31         1.20         0.50        (0.34)        1.18
Dividends declared per common share             1.15         1.12         1.12         1.26         1.40
Balance Sheet Data:
Total assets                               5,218,263    4,234,825    3,729,134    2,398,846    2,640,558
Total liabilities                          4,562,154    3,636,807    3,215,396    1,981,416    2,234,342
Total stockholders' equity                   656,109      598,018      513,738      417,430      406,216

(1) Other gains (losses) for the year ended December 31, 2006 of $13,906 consist primarily of a loss of $(7,880) related to impairments on assets, a gain of $3,254 related to securities held-for-trading, a gain of $2,161 related to foreign currency, a loss of $(12,661) related to a change in the Company's hedging policy and a gain of $29,032 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2005 of $9,322 consist primarily of a loss of $(5,088) related to impairments on assets and a gain of $16,543 related to securities available-for-sale. Other gains (losses) for the year ended December 31, 2004 of $(20,125) consist primarily of a gain of $17,544 related to securities available-for-sale, a loss of $(26,018) related to impairments on assets and a loss of $(11,464) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2003 of $(77,464) consist primarily of a loss of $(32,426) related to impairments on assets and a loss of $(38,206) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2002 of $(28,949) consist primarily of a loss of $(10,273) related to impairments on assets, a loss of $(29,255) related to securities held-for-trading, and a gain of $11,391 related to the sale of securities available-for-sale.

(2) The cumulative transition adjustment represents the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") for the year ended December 31, 2002.

(3) The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share and per share amounts.

General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") is a specialty finance company that invests in commercial real estate assets on a global basis. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also began investing in diversified portfolios of commercial real estate in the United States during December 2005. The Company commenced operations on March 24, 1998.

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

The Company's principal focus is to invest in a diverse portfolio of primarily high yield commercial real estate loans and CMBS. The CMBS that the Company purchases are fixed income instruments similar to bonds that carry an interest coupon and stated principal. The cash flow used to pay the interest and principal on the CMBS comes from a designated pool of first mortgage loans on commercial real estate (the "Underlying Loans"). Underlying Loans usually are originated by commercial banks or investment banks and are secured by a first mortgage on office buildings, retail centers, apartment buildings, hotels and other types of commercial real estate. A typical loan pool may contain several hundred Underlying Loans with principal amounts of as little as $1,000 to over $100,000. The pooling concept permits significant geographic diversification. Converting loans into CMBS in this fashion allows investors to purchase these securities in global capital markets and to participate in the commercial real estate sector with significant diversification among property types, sizes and locations in one fixed income investment.

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

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower.) As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the Underlying Loan pool. Typically, the principal amount of these below investment grade classes represents 2.0-3.5% of the principal of the Underlying Loan pools. The investor that owns the lowest rated, or non-rated, CMBS class is designated as the controlling class representative for the underlying loan pool. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures of defaulted Underlying Loans. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class which is the first to absorb losses.

The Company's high yield commercial real estate loan strategy encompasses B notes (defined below) and mezzanine loans. B notes and mezzanine loans are based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In the case of B notes the principal amount of a single loan is separated into a senior interest ("A note") and a junior interest ("B note"). Prior to a borrower default, the A note and the B note receive principal and interest pari passu; however after a borrower default, the A note would receive its principal and interest first and the B note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B note holder generally has certain rights to influence workouts or foreclosures. The Company invests in B notes as they provide relatively high yields with a degree of influence over dispositions. Mezzanine loans generally are secured by ownership interests in an entity that owns real estate. These loans generally are subordinate to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with $1.125 trillion of assets under management at December 31, 2006. The Company believes that the trend toward highly structured investment products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with the Manager, the Company can source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

The table below is a summary of the Company's investments by asset class for the last five years:

                                                        Carrying Value at December 31,
                        ---------------------------------------------------------------------------------------------
                               2006               2005               2004               2003               2002
                        -----------------  -----------------  -----------------  -----------------  -----------------
                          Amount      %      Amount      %      Amount      %      Amount      %      Amount      %
                        ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Commercial real estate
   securities           $2,494,099   53.0% $2,005,383   49.7% $1,623,939   44.6% $1,393,010   62.8% $  894,345   35.9%
Commercial mortgage
   loan pools(1)         1,271,014   27.0   1,292,407   32.0   1,312,045   36.1          --     --          --     --
Commercial real estate
   loans(2)                554,148   11.8     425,453   10.6     329,930    9.1      97,984    4.4      88,926    3.6
Commercial real estate
   equity                  109,744    2.3      51,003    1.3          --     --          --     --          --     --
                        ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Commercial real estate
   assets                4,429,005   94.1   3,774,246   93.6   3,265,914   89.8   1,490,994   67.2     983,271   39.5
                        ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Residential
   mortgage-backed
   securities ("RMBS")     276,344    5.9     259,026    6.4     372,071   10.2     726,717   32.8   1,506,450   60.5
                        ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Total                   $4,705,349  100.0% $4,033,272  100.0% $3,637,985  100.0% $2,217,711  100.0% $2,489,721  100.0%
                        ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

(1) Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.

(2)  Includes equity investments and real estate joint ventures.

SUMMARY OF COMMERCIAL REAL ESTATE ASSETS

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at December 31, 2006 is as follows:

                                                                             Total          Total
                    Commercial    Commercial    Commercial   Commercial    Commercial    Commercial
                   Real Estate   Real Estate   Real Estate    Mortgage    Real Estate    Real Estate
                    Securities    Loans (1)       Equity     Loan Pools      Assets     Assets (USD)
                   -----------   -----------   -----------   ----------   -----------   ------------
USD                 $2,312,503     $310,771     $ 105,894    $1,271,014   $ 4,000,182    $4,000,182
GBP                 L   27,532     L 28,977            --            --   L    56,509       110,681
Euro                E   80,923     E141,422            --            --   E   222,345       293,408
Canadian                                                             --
Dollars             $   24,339           --            --            --   $    24,339        20,885
Indian Rupees               --           --     Rs169,823            --   Rs  169,823         3,850
                    ----------     --------     ---------    ----------   -----------    ----------
Total USD
Equivalent          $2,494,100     $554,148     $ 109,744    $1,271,014   $ 4,429,006    $4,429,006
                    ----------     --------     ---------    ----------   -----------    ----------

(1) Includes the Company's investments in the Carbon Capital Funds at December 31, 2006.

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at December 31, 2005 is as follows:

                                                                             Total          Total
                    Commercial    Commercial    Commercial   Commercial    Commercial    Commercial
                   Real Estate   Real Estate   Real Estate    Mortgage    Real Estate    Real Estate
                    Securities    Loans (1)       Equity     Loan Pools      Assets     Assets (USD)
                   -----------   -----------   -----------   ----------   -----------   ------------
USD                 $1,968,063     $295,499      $51,003     $1,292,407    $3,606,972    $3,606,972
GBP                 L   16,334     L 33,139           --             --    L   49,473    $   85,027
Euro                E    7,809     E 61,642           --             --    E   69,451    $   82,247
                    ----------     --------      -------     ----------    ----------    ----------
Total USD
Equivalent          $2,005,383     $425,453      $51,003     $1,292,407    $3,774,246    $3,774,246
                    ----------     --------      -------     ----------    ----------    ----------

(1) Includes the Company's investments in the Carbon Capital Funds at December 31, 2005.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company's primary currency exposures are Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company's non-U.S. holdings. Outside its collateralized debt obligations ("CDOs"), the Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure. In its Euro CDO, the Company mitigates the exposure to foreign exchange rates with currency swaps agreements. Net foreign currency gain (loss) was $2,161 and $(134) for the years ended December 31, 2006 and 2005, respectively.

COMMERCIAL REAL ESTATE ASSETS PORTFOLIO ACTIVITY

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company's commercial real estate securities included in as well as outside of the Company's CDOs at December 31, 2006. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

                                                                          Adjusted
                                                    Carrying    Dollar    Purchase    Dollar   Expected
                                         Par          Value      Price      Price      Price     Yield
                                      ----------   ----------   ------   ----------   ------   --------
Commercial real estate securities outside CDOs
Investment grade CMBS                 $   23,060   $   21,426    92.92   $   21,753   102.58     5.51%
Investment grade REIT debt                23,121       21,566    93.28       22.973    99.36     5.49%
CMBS rated BB+ to B                      108,176       86,677    80.13       87,486    81.59     8.01%
CMBS rated B- or lower                   148,310       50,165    33.82       46,043    31.27     9.06%
CDO Investments                          406,605      117,246    28.84      114,482    28.16    14.19%
CMBS Interest Only securities
   ("IOs")                             2,980,467       69,352     2.33       69,183     2.32     7.36%
Multifamily agency securities            447,191      449,827   100.59      452,781   101.25     5.07%
Commercial mortgage loan pools         1,207,212    1,271,014   105.29    1,271,014   105.29     4.14%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate assets
   outside CDOs                        5,344,142    2,087,273    39.06    2,085,715    39.08     5.30%
                                      ----------   ----------   ------   ----------   ------    -----

Commercial real estate loans and equity outside CDOs
Commercial real estate loans              63,439      140,985               141,951
Commercial real estate                    96,453      109,744                96,453
                                      ----------   ----------            ----------
Total commercial real estate loans
   and equity outside CDOs               159,892      250,729               238,404
                                      ----------   ----------            ----------

Commercial real estate assets included in CDOs
Investment grade CMBS                    779,653      794,622   101.92      750,662    94.34     7.00%
Investment grade REIT debt               223,324      227,678   101.95      224,964   100.73     5.92%
CMBS rated BB+ to B                      614,780      554,185    90.14      508,908    78.28     9.31%
CMBS rated B- or lower                   193,236       77,038    39.87       70,727    36.60    14.87%
Credit tenant lease                       23,793       24,318   102.20       24,439   102.71     5.67%
Commercial real estate loans             357,111      413,163   115.70      400,559    96.95     8.36%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate assets
   included in CDOs                    2,191,897    2,091,004    95.40    1,980,259    85.91     8.01%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate assets   $7,695,931   $4,429,006            $4,304,378
                                      ==========   ==========            ==========

During the year ended December 31, 2006, the Company increased its commercial real estate assets by 17% from $3,774,246 to $4,429,006. This increase was primarily attributable to the purchase of subordinated CMBS, multifamily agency securities, and investment grade CMBS that have an estimated fair value at December 31, 2006 of $336,176, $193,395, and $75,841, respectively. The purchase of the aforementioned securities was offset by the sale of assets with an estimated fair value of $182,211.

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company's commercial real estate assets included in as well as outside its CDOs at December 31, 2005:

                                                                          Adjusted
                                                    Carrying    Dollar    Purchase    Dollar   Expected
                                         Par          Value      Price      Price      Price     Yield
                                      ----------   ----------   ------   ----------   ------   --------
Commercial real estate securities outside CDOs
Investment grade CMBS                 $  150,128   $  151,889    96.22   $  161,314   102.17     4.00%
Investment grade REIT debt                23,000       21,828    94.90       22,828    99.25     5.49%
CMBS rated BB+ to B                      104,784       90,289    78.38       92,931    80.69     7.77%
CMBS rated B- or lower                   132,242       47,854    34.05       45,070    31.59     9.17%
CDO Investments                          423,349      124,549    29.42      112,577    26.59    17.29%
CMBS IOs                               3,505,646      103,363     2.95      103,120     2.94     6.58%
Multifamily agency securities            256,398      263,362   102.72      268,319   104.65     4.77%
Commercial mortgage loan pools         1,221,302    1,292,407   105.82    1,292,407   105.82     4.14%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate
   securities outside CDOs             5,816,849    2,095,541    17.19    2,098,566    17.24     5.43%
                                      ----------   ----------   ------   ----------   ------    -----

Commercial real estate loans and equity outside CDOs
Commercial real estate loans             368,433      405,782               404,217
Commercial real estate                    50,704       51,004                50,704
                                      ----------   ----------            ----------
Total commercial real estate loans
   and equity outside CDOs               419,137      456,786               454,921
                                      ----------   ----------            ----------

Commercial real estate securities included in CDOs
Investment grade CMBS                    375,502      377,291   100.48      354,561    94.42     7.37%
Investment grade REIT debt               223,445      233,939   104.70      226,583   101.40     6.15%
CMBS rated BB+ to B                      656,207      566,181    86.28      513,446    78.24     9.16%
Credit tenant lease                       24,317       24,837   102.14       24,995   102.79     5.68%
Commercial real estate loans              20,175       19,671    97.49       20,160    99.93     6.96%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate assets
   included in CDOs                    1,299,647    1,221,919    94.02    1,139,745    87.70     8.17%
                                      ----------   ----------   ------   ----------   ------    -----
Total commercial real estate assets   $7,535,633   $3,774,246            $3,693,232
                                      ==========   ==========            ==========

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At December 31, 2005, over 82% of the estimated fair value of the Company's subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company's CDO collateral and debt at December 31, 2006.

                                              Debt at December 31, 2006
           Collateral at December 31, 2006   --------------------------
           -------------------------------                   Weighted
               Adjusted      Loss Adjusted     Adjusted    Average Cost
            Purchase Price       Yield       Issue Price    of Funds *    Net Spread
           ---------------   -------------   -----------   ------------   ----------
CDO I         $  467,786         8.08%       $  405,490        7.33%          .75%
CDO II           335,293         7.56%          291,261**      6.02%         1.54%
CDO III          378,932         7.08%          366,019**      5.00%         2.08%
CDO HY3          444,615         9.69%          402,089        6.42%         3.27%
Euro CDO         359,084         7.29%          347,715        5.10%         2.19%
              ----------         ----        ----------        ----          ----
Total **      $1,985,710         8.02%       $1,812,574        6.02%         2.00%
              ==========         ====        ==========        ====          ====

* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.

** The Company chose not to sell $10,000 of par of CDO II debt rated BB, $13,069 of par of CDO III debt rated BB and $12,500 of par of Euro CDO debt rated BB.

The Company's first CDO transaction ("CDO I") was issued as Anthracite CDO 2002 CIBC-1 and closed on May 15, 2002. The Company issued $403,633 of debt secured by a portfolio of commercial real estate securities with a total par of $515,880 and an adjusted purchase price of $431,995.

On December 10, 2002, the Company issued $280,607 of debt through Anthracite CDO 2002-2 ("CDO II") secured by a separate portfolio of commercial real estate securities with a par of $313,444 and an average adjusted purchase price of $289,197. Included in the Company's second CDO was a ramp facility that was utilized to fund the purchase of an additional $50,000 of par of below investment grade CMBS. The Company utilized the ramp in February 2003 and July 2003, to contribute $30,000 of par of CSFB 03-CPN1 and $20,000 of par of GECMC 03-C2, respectively. In July 2004, the Company issued a bond with a par of $12,850 from CDO II. Before issuing this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%.

On March 30, 2004, the Company issued its third CDO ("CDO III") through Anthracite CDO 2004-1. The total par value of bonds sold was $372,456. The total cost of funds on a fully hedged basis was 5.0%. Included in CDO III was a $50,000 ramp facility that was fully utilized at December 31, 2004.

On May 23, 2006, the Company closed its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt was rated AAA through BBB- and the Company retained additional debt rated BB and 100% of the preferred shares issued by the CDO HY3.

On December 14, 2006, the Company closed its seventh CDO ("Euro CDO"). The Euro CDO sold E263,500 of non-recourse debt at a weighted average spread to Euro Libor of 60 basis points. The E263,500 consists of E251,000 of investment grade debt at a weighted average spread to Euro Libor of 50 basis points and E12,500 of below investment grade debt. The Company retained an additional E12,500 of below investment grade debt and all of the CDO's preferred shares. This transaction represents the Company's first CDO that was not U.S. dollar denominated.

SECURITIZATIONS

On November 9, 2004, the Company closed its fourth CDO ("CDO HY1") secured by a portfolio of below investment grade CMBS with an average rating of CCC. The CMBS portfolio was carried at its estimated fair value of $109,933 on the Company's consolidated statement of financial condition based on price quotes received from third parties. The transaction was accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140.") The Company received cash proceeds of $140,425 as well as all of the CDO HY1 preferred shares that had an estimated fair value of $15,885 at December 31, 2004. The transaction raised investable proceeds of $95,799.

On July 26, 2005, the Company closed its fifth CDO ("CDO HY2") and issued non-recourse debt with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in December 2005, at which point CDO HY2 qualified as a sale under SFAS No. 140.

REAL ESTATE CREDIT PROFILE OF BELOW INVESTMENT GRADE CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS ("Controlling Class"). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At December 31, 2006, the Company owns 29 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $42,398,701. At December 31, 2006, subordinated Controlling Class CMBS with a par of $909,977 were included on the Company's consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $696,883 were held as collateral for CDO HY1 and CDO HY2.

The Company's other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company's other below investment grade CMBS at December 31, 2006 was $154,524; the average credit protection, or subordination level, of this portfolio is 1.9%.

The Company's investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2006 is as follows:

                   Estimated Fair                  Adjusted Purchase                    Weighted Average
           Par          Value       Dollar Price         Price         Dollar Price   Subordination Level
        --------   --------------   ------------   -----------------   ------------   -------------------
BB+     $158,220      $142,415          90.01           $130,966           82.77             3.51%
BB       135,874       116,085          85.44            111,000           81.69             2.81%
BB-      120,226        94,256          78.40             86,317           71.80             3.13%
B+        71,277        51,030          71.59             47,861           67.15             2.05%
B         88,217        60,237          68.28             52,988           60.07             1.88%
B-        66,160        37,680          56.95             35,001           52.90             1.28%
CCC        9,671         3,823          39.53              3,596           37.19             0.88%
NR       260,332        81,480          31.30             73,842           28.36              n/a
        --------      --------          -----           --------           -----
Total   $909,977      $587,006          64.51           $541,571           59.54
        ========      ========          =====           ========           =====

The Company's investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2005 is as follows:

                   Estimated Fair                  Adjusted Purchase                    Weighted Average
           Par          Value       Dollar Price         Price         Dollar Price   Subordination Level
        --------   --------------   ------------   -----------------   ------------   -------------------
BB+     $139,541      $131,676          94.36           $120,541           86.38             5.64%
BB        92,583        81,469          88.00             76,527           82.66             4.43%
BB-      110,514        92,116          83.35             85,829           77.66             4.15%
B+        79,564        56,651          71.20             52,828           66.40             2.60%
B        132,247        84,201          63.37             77,784           58.82             2.81%
B-        23,775        13,216          55.59             12,303           51.75             1.24%
NR        96,626        27,777          28.75             25,727           26.63              n/a
        --------      --------          -----           --------           -----
Total   $674,850      $487,106          72.18           $451,539           66.91
        ========      ========          =====           ========           =====

During 2006, the par amount of the Company's Controlling Class CMBS was reduced by $10,874; of this amount, $9,174 of the par reductions were related to Controlling Class CMBS held in CDO HY1 and CDO HY2. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price through the income statement according to Emerging Issues Task Force ("EITF") Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). Also during 2006, the loan pools were paid down by $682,017. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the twelve months ended December 21, 2006, 21 securities in nine of the Company's Controlling Class CMBS were upgraded by at least one rating agency and none were downgraded. Additionally, at least one rating agency upgraded 69 of the Company's non-Controlling Class commercial real estate securities. Three of the Company's investment grade REIT debt securities were downgraded during the twelve months ended December 31, 2006.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, 2001, 2002, 2003, 2004, 2005 and 2006.
Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at December 31, 2006 are shown in the table below:

                Underlying   Delinquencies   Lehman Brothers
Vintage Year    Collateral    Outstanding     Conduit Guide
------------   -----------   -------------   ---------------
    1998       $ 5,284,446       1.29%            1.22%
    1999           592,717       2.22%            1.13%
    2001           829,692          --            1.11%
    2002         1,147,467       0.37%            0.70%
    2003         2,086,852       1.22%            0.45%
    2004         6,616,657       0.22%            0.26%
    2005        12,110,707       0.33%            0.20%
    2006        13,730,163          --            0.07%
               -----------       -----            -----
    Total      $42,398,701       0.39%*           0.35%*

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

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at December 31, 2006 and 2005:

                                        December 31, 2006                      December 31, 2005
                              ------------------------------------   ------------------------------------
                                            Number of      % of                    Number of      % of
                               Principal      Loans     Collateral    Principal      Loans     Collateral
                              -----------   ---------   ----------   -----------   ---------   ----------
Past due 30 days to 60 days   $    70,123        10        0.17%     $    50,751         7        0.17%
Past due 60 days to 90 days        19,767         5        0.05           37,155         5        0.13
Past due 90 days or more           11,365         7        0.03           79,758        20        0.27
Real Estate owned                  56,486        10        0.13           19,666         4        0.07
Foreclosure                         7,164         2        0.02            3,625         1        0.01
                              -----------     -----        ----      -----------     -----        ----
Total Delinquent                 $164,905        34        0.39%     $   190,954        37        0.64%
                              ===========     =====        ====      ===========     =====        ====
Total Collateral Balance      $42,398,701     4,667                  $29,668,349     3,596

Of the 34 delinquent loans at December 31, 2006, 10 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 22 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.39%, which is consistent with industry averages. During 2006, the underlying collateral experienced early payoffs of $682,017 representing 1.6% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $19,279 were realized during year ended December 31, 2006. This brings cumulative realized losses to $109,449, which is 21.3% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type at December 31, 2006 and 2005 are as follows:

                       12/31/06 Exposure                 12/31/05 Exposure
                -------------------------------   -------------------------------
Property Type   Collateral Balance   % of Total   Collateral Balance   % of Total
-------------   ------------------   ----------   ------------------   ----------
Office              $13,415,671         31.6%         $9,406,148          31.7%
Retail               13,217,676         31.2           9,195,747          31.0
Multifamily           8,978,823         21.2           6,874,450          23.2
Industrial            3,332,194          7.9           2,060,953           7.0
Lodging               2,726,441          6.4           1,670,436           5.6
Healthcare              305,612          0.7             299,692           1.0
Other                   422,284          1.0             160,923           0.5
                    -----------         ----         -----------          ----
Total               $42,398,701          100%        $29,668,349           100%
                    ===========         ====         ===========          ====

At December 31, 2006 and 2005, the commercial mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties at the locations identified below:

                      Percentage (1)
                      --------------
Geographic Location    2006     2005
-------------------   ------   -----
California             16.1%    16.7%
New York               12.5     14.5
Texas                   8.8      8.7
Florida                 7.2      8.1
Other (2)              55.4     52.0
                       ----    -----
Total                   100%   100.0%
                       ====    =====

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

The Company's interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company's income in accordance with accounting principles generally accepted in the United States of America ("GAAP") and taxable income. As a result, for the years 1998 through 2006, the Company's GAAP income was approximately $44,856 lower than its taxable income.

COMMERCIAL REAL ESTATE LOAN ACTIVITY

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2006, 2005, and 2004:

                                      Loans Outstanding                        Weighted Average
                  December 31, 2006   December 31, 2005   December 31, 2004        Yield
                  -----------------   -----------------   -----------------   ------------------
Property Type      Amount      %       Amount      %       Amount      %      2006   2005   2004
-------------     --------   ------   --------   ------   --------   ------   ----   ----   ----
Office            $130,016    27.0%   $ 94,432    25.8%   $ 88,311    33.5%    8.2%   8.9%   9.2%
Residential         57,917    12.0      57,466    15.7      13,480     5.1    10.7    8.6   12.2
Retail             194,938    40.5      76,502    20.9      59,070    22.4     7.7    7.3    6.6
Hotel               38,899     8.1      79,840    21.8     102,645    39.0    10.0    8.6    7.2
Storage             34,009     7.1      32,913     9.0          --      --     9.0    9.1     --
Communication
   Tower                --      --      20,000     5.5          --      --      --    9.4     --
Industrial          19,317     4.0       2,423     0.7          --      --     9.1    8.1     --
Other Mixed Use      6,649     1.3       2,230     0.6          --      --     8.7    8.1     --
                  --------   -----    --------   -----    --------   -----    ----    ---   ----
Total             $481,745   100.0%   $365,806   100.0%   $263,506   100.0%    8.6%   8.5%   8.0%
                  ========   =====    ========   =====    ========   =====    ====    ===   ====

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $243,377, $129,951, and $21,119 at December 31, 2006, 2005, and 2004, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

For the year ended December 31, 2006, the Company purchased $328,439 of commercial real estate loans. These acquisitions include commercial real estate loans denominated in British pounds of (pound)33,715 ($61,008) and loans denominated in Euros of (euro)133,563 ($171,464). For the year ended December 31, 2006, the Company experienced repayments of $197,094 related to its commercial real estate loan portfolio.

Also included in commercial real estate loans are the Company's investments in Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Capital Funds.") For the year ended December 31, 2006, the Company recorded $11,668 of income for the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by originating 17 loans for a total investment of $452,541 during 2006. Paydowns in Carbon II during 2006 totaled $217,911. As loans are repaid, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and as repayments continue to occur, capital will be returned to investors.

The Company's investments in the Carbon Capital Funds are as follows:

            December 31, 2006   December 31, 2005
            -----------------   -----------------
Carbon I         $ 3,144             $18,458
Carbon II         69,259              41,185
                 -------             -------
                 $72,403             $59,643
                 =======             =======

At December 31, 2006, all commercial real estate loans owned directly by the Company were performing in line with expectations. As previously reported, investments held by Carbon II include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006. The default was subsequently cured. On March 9, 2007, the loan matured. The borrower did not repay the loan on the due date. In addition, the senior mortgage holder did not grant the borrower's request for extension of time to accommodate a sale of the property or refinancing of the loan. As a result, the loan is in default. The Company believes the underlying asset is sufficient collateral to repay the Company's loan in full. The underlying property is a hotel located in the South Beach area of Miami, Florida.

During February 2007, two other loans held by Carbon II defaulted. The aggregate carrying value of the two loans on Carbon II's consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties for both loans are multi-family assets being converted to condominiums that are located in Florida. Carbon II is negotiating a workout arrangement with the borrower for one loan, whereby the borrower will cure its default and make additional capital contributions to sustain the property while the borrower continues its sales program. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at this time.

For the second loan, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower has indicated it will not contribute additional capital to sustain the rental property until such time as the condominium market recovers. As a result, Carbon II is expected to take title to the property and currently intends to operate it as a rental property while preparing the property for sale. Based on the credit analysis performed for this property, Carbon II has established a loan loss reserve of $5,180 for the loan, of which the Company's share is $1,361. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

COMMERCIAL REAL ESTATE

At December 31, 2006, the Company had invested an aggregate of $92,603 in BlackRock Diamond Property Fund, Inc. ("BlackRock Diamond"). BlackRock Diamond is a private real estate investment trust ("REIT") managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. BlackRock Diamond's investment objective is to seek a high risk adjusted return through "value-added" capital appreciation and current income on properties through out the United States. This means the BlackRock Diamond's focuses on operating properties that will be repositioned, renovated, or expanded to achieve maximum returns. Part of the investment strategy includes a budgeted amount of capital expenditures that are used to improve the value of the investment and realize the full value potential of a given property. BlackRock Diamond relies on the Manager's extensive relationships in the real estate markets to source opportunities. BlackRock Diamond focuses on large urban locations where it believes the real estate equity markets will outperform.

BlackRock Diamond is an open-end fund. As such, it allows shares to be redeemed at a price equal to its quarter-end net asset value upon 60 days notice. The assets are subject to quarterly appraisals with one independent appraisal done annually. The Company does not pay a separate management fee to the Manager for management services associated with its investment in BlackRock Diamond.

The Company had a 21% ownership in BlackRock Diamond at December 31, 2006 and recorded $15,763 of income during 2006 with respect to this investment under the equity method. At December 31, 2006, the Company had $7,397 of remaining capital commitments to BlackRock Diamond, all of which was called in January 2007.

For the year ended December 31, 2006, the Company recorded $15,763 of income, consisting of $1,463 of current income and $14,300 of unrealized gains on the underlying portfolio assets. At December 31, 2006, BlackRock Diamond's portfolio consisted of 26 assets with a total estimated market value of approximately $680,134. All financial information was reported by BlackRock Diamond.

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

The Company has an indirect investment in a commercial real estate development fund located in India. At December 31, 2006, the Company's capital committed was $11,000, of which $3,850 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

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

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies. Examples include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Additional factors that may affect the Company's reported interest income on its commercial real estate securities include interest payment shortfalls due to delinquencies on the underlying commercial mortgage loans, the timing and magnitude of credit losses on the commercial mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

After taking into account the effect of an impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, using the revised market yield for the security used in establishing the write-down.

Variable Interest Entities

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities ("VIEs") in which the Company is the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's expected losses and/or the majority of the expected returns. The Company has evaluated its investments for potential variable interests by evaluating the sufficiency of the entity's equity investment at risk to absorb losses. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Commercial Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in private opportunity funds that invest in commercial mortgage loans that are managed by the Manager. Management periodically must evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the commercial mortgage loan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Reverse Repurchase Agreements

Accounting standard setters are currently reviewing the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the accounting standard setters' deliberations, the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and should instead be treating the Company's net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At December 31, 2006, the Company has identified available-for-sale securities with a fair value of approximately $36,649 which had been purchased from and financed with reverse repurchase agreements totaling approximately $31,375 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at December 31, 2006, total assets and total liabilities would be reduced by approximately $31,375.

Variable Interest Entities

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its subsidiaries, which are wholly owned or controlled by the Company or entities which are VIEs in which the Company is the primary beneficiary under FIN 46R. FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Impairment of Investments

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, and equity securities subject to the provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB Opinion No. 18"), but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB Opinion No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company's consolidated financial statements.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and SFAS No.
140. SFAS No. 155 provides, among other things, that:

     - For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

     - Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

     - Clarification regarding which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

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

Determining the Variability in a Potential VIE

The FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46(R)-6") in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), in determining whether certain contracts or arrangements with a VIE are variable interests by requiring companies to base such evaluations on an analysis of the VIE's purpose and design, rather than its legal form or accounting classification.

FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. The adoption of this FSP did not result in material differences from the Company's existing accounting policies regarding the consolidation of VIEs.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the impact of implementing this new standard but does not expect its implementation to have a material impact on the consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157.

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB No. 108 on December 31, 2006 had no effect on the Company's consolidated financial statements.

Valuation of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159.

INTEREST INCOME: The following tables set forth information regarding interest income from certain of the Company's interest-earning assets.

                                                                                   Variance
                                                                     -----------------------------------
                                        Year Ended December 31,       2006 vs. 2005       2005 vs. 2004
                                    ------------------------------   ---------------    ----------------
                                      2006       2005       2004     Variance     %     Variance     %
                                    --------   --------   --------   --------   ----    --------   -----
Commercial real estate securities   $168,271   $142,634   $123,860   $25,637    18.0%   $18,774     15.2%
Commercial mortgage loan pools        52,917     54,025     39,672    (1,108)   (2.1)%   14,353     36.2%
Commercial real estate loans          40,537     23,181     11,896    17,356    74.9%    11,285     94.9%
RMBS                                  11,858      9,851     18,901     2,007    20.4%    (9,050)   (47.9)%
Cash and cash equivalents              2,403      2,077        638       326    15.7%     1,439    225.5%
                                    --------   --------   --------   -------    ----    -------    -----
Total                               $275,986   $231,768   $194,967   $44,218    19.1%   $36,801     18.9%
                                    ========   ========   ========   =======    ====    =======    =====

The following table reconciles interest income and total income for the years ended December 31, 2006, 2005 and 2004.

                                                                                   Variance
                                                                   ----------------------------------------
                                      Year Ended December 31,         2006 vs.2005          2005 vs. 2004
                                  ------------------------------   ------------------    ------------------
                                    2006       2005       2004     Variance      %       Variance      %
                                  --------   --------   --------   --------   -------    --------   -------
Interest income                   $275,986   $231,768   $194,967   $44,218       19.1%   $36,801       18.9%
Earnings from BlackRock Diamond     15,763        299         --    15,464    5,171.9%       299        n/a
Earnings from Carbon I                 924      4,983      6,763    (4,059)     (81.5)%   (1,780)     (26.3)%
Earnings from Carbon II             10,744      6,805        297     3,939       57.9%     6,508    2,191.3%
Earnings from real estate joint
   ventures                             --         59      1,097       (59)       n/a     (1,038)     (94.6)%
Other income                            --         --        742        --        n/a       (742)       n/a
                                  --------   --------   --------   -------    -------    -------    -------
Total Income                      $303,417   $243,914   $203,866   $59,503       24.4%   $40,048       19.6%
                                  ========   ========   ========   =======    =======    =======    =======

For the year ended December 31, 2006 versus 2005, interest income increased $44,218, or 19.1%. For the year ended December 31, 2005 versus 2004, interest income increased $36,801, or 18.9%. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $42,993, or 25.9%, during 2006 and $30,059, or 22.1%, during 2005. Income from BlackRock Diamond was $15,763 and $299 for the year ended December 31, 2006 and 2005, respectively. The Company began investing in BlackRock Diamond in the fourth quarter of 2005. BlackRock Diamond maintains its financial records on a fair value basis. The Company has retained such accounting in its consolidated financial statements pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation. For the year ended December 31, 2006 end 2005, respectively, income from Carbon I decreased $(4,059), or (81.5)%, and $(1,780), or (26.3)%. The decrease in Carbon I income is attributable to Carbon I's investment period expiring on July 12, 2004 and the subsequent pay down of its assets. For the year ended December 31, 2006 and 2005, respectively, income from Carbon II increased $3,939, or 57.9%, and $6,508, or 2,191.3%. The increase in Carbon II income during 2006 is attributable to the investment of additional capital in 2006 and prepayment penalties received on its underlying commercial real estate loans primarily during the second quarter of 2006. The increase in Carbon II income during 2005 is attributable to the investment of additional capital subsequent to the Company's initial investment in Carbon II in the fourth quarter of 2004. The consolidation of a VIE (see Note 5 of the consolidated financial statements) that included commercial mortgage loan pools decreased interest income by $(1,108) during 2006 and increased interest income by $14,353 during 2005. The VIE was consolidated for year ended December 31, 2006 and 2005 and for nine months of 2004, as the entity was acquired in April 2004.

INTEREST EXPENSE: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.

                                                                                   Variance
                                                                   ---------------------------------------
                                      Year Ended December 31,         2006 vs. 2005        2005 vs. 2004
                                  ------------------------------   ------------------   ------------------
                                     2006      2005       2004     Variance      %      Variance      %
                                  --------   --------   --------   --------   -------   --------   -------
Collateralized debt obligations   $ 81,337   $ 69,794   $ 58,986   $11,543     16.5%    $10,808     18.3%
Commercial mortgage loan pools      50,213     50,864     37,408      (651)    (1.3%)    13,456     36.0%
Commercial real estate
   securities*                      39,322     17,231      7,517    22,091    128.2%      9,714    129.2%
Commercial real estate loans        10,626      5,907      1,790     4,719     79.9%      4,117    230.0%
RMBS                                14,916      9,821      7,016     5,095     51.9%      2,805     40.0%
Senior unsecured notes               1,299         --         --     1,299      n/a          --       --
Junior subordinated notes - net     12,447      1,543         --    10,904    706.7%      1,543      n/a
Cash flow hedges                     1,966      7,110     14,434    (5,144)   (72.3)%    (7,324)   (50.7)%
Hedge ineffectiveness**                262      1,188      1,015      (926)   (77.9)%       173     17.0%
                                  --------   --------   --------   -------    -----     -------    -----
Total Interest Expense            $212,388   $163,458   $128,166   $48,930     29.9%    $35,292     27.5%
                                  ========   ========   ========   =======    =====     =======    =====

* Includes $227, $124, and $119 of interest expense for the years ended December 31, 2006, 2005, and 2004, respectively, from short-term financings of securities related to the consolidation of commercial mortgage loan pools.

** See Note 16 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.

For the year ended December 31, 2006 and 2005, respectively, interest expense increased $48,930, or 29.9%, and $35,292, or 27.5%. The increase in interest expense related to CDOs of $11,543, or 16.5%, during 2006 is primarily attributable to the issuance of CDO HY3 and the Euro CDO in 2006. The increase in interest expense related to CDOs of $10,808, or 18.3%, during 2005 is primarily attributable to the issuance of CDO III and CDO HY2 which was accounted for as a secured financing from July 2005 through December 2006. The financing of additional commercial real estate securities and commercial real estate loans along with higher short-term borrowing rates increased interest expense $26,810, or 115.9%, and $13,826, or 148.6%, respectively, for year ended December 31, 2006 and 2005, respectively. Interest expense related to the senior unsecured notes was $1,299 for the year ended December 31, 2006. The Company issued $75,000 of senior unsecured notes during the fourth quarter of 2006. For year ended December 31, 2006 and 2005, respectively, the issuance of $175,000 of junior subordinated notes since the third quarter of 2005 increased interest expense $10,904 and $1,543. Cash flow hedge expense decreased $5,144, or 72.5%, and $7,324, or 50.7%, for the year ended December 31, 2006 and 2005, respectively. This decrease is due to the cash flow hedges offsetting higher short-term interest rates on floating rate liabilities. The consolidation of a VIE (see Note 5 of the consolidated financial statements) that included commercial mortgage loan pools decreased interest expense by $(548), or (1.1)%, during 2006 and increased interest expense by 13,461, or 35.9%, in 2005. The VIE was consolidated for years ended December 31, 2006 and 2005 and for nine months of 2004 as the entity was acquired in April 2004.


NET INTEREST MARGIN AND NET INTEREST SPREAD FROM THE PORTFOLIO: The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity. The Company's equity investments, which include the Carbon Capital Funds and BlackRock Diamond, also generate a significant portion of the Company's income.

The Company believes interest income and expense related to these assets excluding the effects of hedge ineffectiveness and the consolidation of a VIE better reflect the Company's net interest margin and net interest spread from its portfolio. Adjusted interest income and adjusted interest expense are better indicators for both management and investors of the Company's financial performance over time.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

                                                                  For the Year Ended December 31
                                                               2006            2005            2004
                                                            ----------      ----------      ----------
Interest income                                             $  275,986      $  231,768      $  194,967

Interest expense related to the consolidation of
commercial mortgage loan pools*                                (50,213)        (50,864)        (37,408)
                                                            ----------      ----------      ----------
Adjusted interest income                                    $  225,773      $  180,904      $  157,559
                                                            ----------      ----------      ----------

* Includes short-term interest expense of $227, $124, and $119 for the year ended December 31, 2006, 2005, and 2004, respectively.

                                                                    For the Year Ended  December 31
                                                                2006              2005              2004
                                                            ------------      ------------      ------------
Interest expense                                            $    212,388      $    163,458      $    128,166
Interest expense related to the consolidation of
commercial mortgage loan pools                                   (50,213)          (50,864)          (37,408)

Hedge ineffectiveness                                               (262)           (1,188)           (1,015)
                                                            ------------      ------------      ------------
Adjusted interest expense                                   $    161,913      $    111,406      $     89,743
                                                            ------------      ------------      ------------


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

The ratios below are also presented including the income from equity investments. The Company believes the ratios including income from equity investments are indicative of the performance of the Company's entire portfolio.

The following chart describes the adjusted interest income, adjusted interest expense, net interest margin and net interest spread for the Company's portfolio. The following interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company's net interest margin and net interest spread from the portfolio.

                                                                          For the Year Ended December 31,
                                                                     2006              2005              2004
                                                                 ------------      ------------      ------------
     Adjusted interest income                                    $    225,773      $    180,904      $    157,559
     Adjusted interest expense                                   $    161,913      $    111,406      $     89,743
Adjusted net interest income ratios
     Net interest margin                                                  2.1%              3.0%              3.1%
     Average yield                                                        7.4%              7.8%              7.1%
     Cost of funds                                                        6.1%              5.5%              4.8%
     Net interest spread                                                  1.3%              2.3%              2.3%
Ratios including income from equity investments
     Net interest margin                                                  2.9%              3.4%              3.4%
     Average yield                                                        7.9%              8.1%              7.3%
     Cost of funds                                                        6.1%              5.5%              4.8%
     Net interest spread                                                  1.8%              2.6%              2.5%

Net interest margin and net interest spread have declined due to CMBS spread tightening and the yield curve having been flat to inverted in recent periods.

OTHER EXPENSES: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the years ended December 31, 2006, 2005, and 2004, respectively.

                                                                            Variance
                                                               ----------------------------------
                             For the Year Ended December 31,     2006 vs. 2005     2005 vs. 2004
                             -------------------------------   ----------------   ---------------
                                 2006      2005      2004      Variance     %     Variance     %
                               -------   -------   -------     --------   -----   --------   ----
Management fee                 $12,617   $10,974   $ 8,956      $1,643    15.0%    $2,018    22.5%
Incentive fee                    5,919     4,290        --       1,629    38.0%     4,290     n/a
Incentive fee- stock based       2,761        --        --       2,761      --        n/a     n/a
General and administrative
   expense                       4,533     3,917     3,427         616    15.8%       490    14.3%
                               -------   -------   -------      ------    ----     ------    ----
Total other expenses           $25,830   $19,181   $12,383      $6,649    34.7%    $6,798    54.9%
                               =======   =======   =======      ======    ====     ======    ====

Commencing in March 2004, management fees are based on 2% of average quarterly stockholders' equity. The increase of $1,643, or 15.0%, from 2005 and $6,308, or 70.4%, from 2004 is primarily due to the increase in the Company's stockholders' equity. The Manager earned an incentive fee of $5,919 and $4,290 in 2006 and 2005, respectively, as the Company achieved the necessary performance goals specified in the Management Agreement. The expense of $2,761 for 2006 is the related to the stock based incentive fee that was approved by the Company's Board of Directors in February 2006. See Note 14 of the consolidated financial statements, Transactions with Affiliates, for further discussion of the Company's Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the year ended December 31, 2006 and 2005 is primarily attributable to costs associated with the Company's global expansion.

OTHER GAINS (LOSSES): During the year ended December 31, 2006, the Company sold seven CMBS held as collateral for three of its CDOs, resulting in a realized gain of $28,520. The gain from these seasoned CMBS was a result of increased value of the securities due to multiple credit upgrades and spread tightening of approximately 475 basis points. Investment grade CMBS owned by the Company outside of its CDOs were used to replace this collateral.

During the year ended December 31, 2006, the Company changed its financing strategy and de-designated a portion of it cash flows hedges and incurred a loss of $12,661. The Company changed its financing strategy to emphasize the use of 90-day reverse repurchase agreements and concurrently reduced the use of 30-day reverse repurchase agreements. The Company expects 90-day repurchase agreements to be its primary source for short-term financings in future periods. As a result of the reduction in the balance of 30-day reverse repurchase agreements, certain interest swaps that were hedging the 30-day reverse repurchase agreements were de-designated as hedges.

During the years ended December 31, 2006, 2005, and 2004, respectively, the Company sold a portion of its securities available-for-sale resulting in realized gains of $512, $16,543, and $17,544. The gain on sales of securities available-for-sale during 2004 and 2005, respectively, primarily are attributable to CDO HY1 and CDO HY2. The gain (loss) on securities held-for-trading of $3,254, $(1,999), and $11,464 for the years ended December 31, 2006, 2005, and 2004, respectively, consisted primarily of realized and unrealized gains and losses on U.S. Treasury and Agency securities, forward commitments to purchase or sell agency RMBS and hedges. The net foreign currency gain of $2,161 and $134 for the years ended December 31, 2006 and 2005, respectively, relates to the Company's hedging of its net investment in commercial mortgage loans denominated in pounds sterling and euros. The losses on impairment of assets of $7,880, $5,088, and $26,018 for the years ended December 31, 2006, 2005, and 2004, respectively, were related to the impairment charges of Controlling Class CMBS and franchise loan backed securities under EITF 99-20. (See Note 3 of the consolidated financial statements.)

INCOME FROM DISCONTINUED OPERATIONS: The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.

DIVIDENDS DECLARED: During the year ended December 31, 2006, the Company declared dividends to common stockholders totaling $66,017, or $1.15 per share, of which $49,246 was paid during the year and $16,771 was paid on February 1, 2007. During the year ended December 31, 2005, the Company declared dividends to common stockholders totaling $61,168, or $1.12 per share, of which $45,394 was paid during the 2005 calendar year and $15,774 was paid on February 1, 2006. During the year ended December 31, 2004, the Company declared dividends to common stockholders totaling $58,208, or $1.12 per share, of which $43,287 was paid during the year and $14,920 was paid on February 1, 2005. For U.S. Federal income tax purposes, the dividends are ordinary income to the Company's stockholders.

CHANGES IN FINANCIAL CONDITION

Securities available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at December 31, 2006 and December 31, 2005:

                                                      December                  December
                                                      31, 2006                  31, 2005
                                                      Estimated                 Estimated
                                                        Fair                      Fair
               Security Description                     Value     Percentage      Value     Percentage
               --------------------                  ----------   ----------   ----------   ----------
Commercial mortgage-backed securities:
CMBS IOs                                             $   69,352       2.7%     $  103,363       5.0%
Investment grade CMBS                                   795,543      30.4         509,835      24.5
Non-investment grade rated subordinated securities      686,019      26.2         675,995      32.5
Non-rated subordinated securities                        80,167       3.1          26,411       1.3
Credit tenant lease                                      24,318       0.9          24,837       1.2
Investment grade REIT debt                              249,244       9.5         255,767      12.3
Multifamily agency securities                           449,827      17.2         263,362      12.7
CDO investments                                         117,246       4.5         124,549       6.0
                                                     ----------     -----      ----------     -----
   Total CMBS                                         2,471,716      94.5       1,984,119      95.5
                                                     ----------     -----      ----------     -----
Residential mortgage-backed securities:
Agency adjustable rate securities                         1,774       0.1          76,491       3.7
Residential CMOs                                        130,850       5.0             725       0.1
Hybrid adjustable rate mortgages ("ARMs")                11,516       0.4          15,601       0.7
                                                     ----------     -----      ----------     -----
   Total RMBS                                           144,140       5.5          92,817       4.5
                                                     ----------     -----      ----------     -----
Total securities available-for-sale                  $2,615,856     100.0%     $2,076,936     100.0%
                                                     ==========     =====      ==========     =====

Borrowings: At December 31, 2006 and 2005, the Company's debt consisted of credit facilities, CDOs, senior unsecured notes, trust preferred securities, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At December 31, 2006 and 2005, the Company obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the credit facilities and reverse repurchase agreements the lender retains the right to mark the underlying collateral to its estimated fair value. A reduction in the value of its pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's borrowings:

                                                For the Year Ended
                                                 December 31, 2006
                                 -----------------------------------------------
                                 December 31,     Maximum          Range of
                                 2006 Balance     Balance         Maturities
                                 ------------   ----------   -------------------
CDO debt*                         $1,812,574    $1,812,574      5.3 to 9.7 years
Commercial mortgage loan pools     1,250,503     1,278,908     2.0 to 12.0 years
Reverse repurchase agreements        799,669     1,079,980          8 to 81 days
Credit facilities                     75,447       403,188   8 days to 1.1 years
Senior unsecured notes                75,000        75,000            10.0 years
Junior subordinated notes            180.477       180,407            29.1 years**

                                                 For the Year Ended
                                                  December 31, 2005
                                 -------------------------------------------------
                                 December 31,     Maximum           Range of
                                 2005 Balance     Balance          Maturities
                                 ------------   ----------   ---------------------
CDO debt*                         $1,066,930    $1,306,963        5.9 to 8.1 years
Commercial mortgage loan pools     1,278,908     1,294,058       3.0 to 13.0 years
Reverse repurchase agreements        816,641       888,712   16 days to 20.0 years
Credit facilities                    284,675       350,554   130 days to 2.0 years
Junior subordinated notes             77,380        77,380              29.7 years**

* Disclosed as adjusted issue price. Total par of the Company's CDO debt at December 31, 2006 and 2005 was $1,824,063 and $1,079,463, respectively.

** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company's borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company's total interest payments for the year ended December 31, 2006 were $208,879.

At December 31, 2006, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

                           Reverse               Commercial   Collateralized     Senior       Junior
                         Repurchase   Lines of    Mortgage         Debt        Unsecured   Subordinated      Total
                         Agreements    Credit    Loan Pools     Obligations      Notes         Notes      Borrowings
                         ----------   --------   ----------   --------------   ---------   ------------   ----------
Weighted average yield      5.37%       6.69%       3.99%          6.02%         7.21%         7.64%         5.39%
Interest Rate
   Fixed                      --%         --%       3.99%          6.68%         7.21%         7.64%         5.73%
   Floating                 5.37%       6.69%         --%          5.58%           --%           --%         5.55%
Effective Yield
   Fixed                      --%         --%       3.99%          7.27%         7.21%         7.64%         5.89%
   Floating                 5.37%       6.69%         --%          5.58%           --%           --%         5.55%

HEDGING INSTRUMENTS: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company's assets and the cost of borrowing.

Interest rate hedging instruments at December 31, 2006 and 2005 consisted of the following:

                                         At December 31, 2006
                       -------------------------------------------------------
                       Notional    Estimated   Unamortized   Average Remaining
                         Value    Fair Value       Cost         Term (years)
                       --------   ----------   -----------   -----------------
Cash flow hedges       $644,200     $5,048           --             7.91
CDO cash flow hedges    895,499      8,230           --             7.19
Trading swaps            80,000      2,033           --             3.27
CDO timing swaps        223,445        212           --             6.08
CDO LIBOR cap            85,000        (38)       1,407             6.40

                                         At December 31, 2005
                       -------------------------------------------------------
                       Notional    Estimated   Unamortized   Average Remaining
                         Value    Fair Value       Cost         Term (years)
                       --------   ----------   -----------   -----------------
Cash flow hedges       $500,350    $ 6,234           --             8.42
CDO cash flow hedges    701,603     10,616           --             7.51
Trading swaps           133,000      4,032           --             6.83
CDO timing swaps        223,445        (37)          --             7.08
CDO LIBOR cap            85,000      1,419        1,407             7.40

Foreign currency agreements at December 31, 2006 consisted of the following:

                                                  At December 31, 2006
                                        ----------------------------------------
                                                                       Average
                                         Estimated     Unamortized    Remaining
                                        Fair Value        Cost          Term
                                        -----------    -----------   -----------
Currency swaps                          $     1,179    $        --   12.53 years
CDO currency swaps                           (1,418)            --   12.53 years
Forwards                                     (2,659)            --       10 days

                                                  At December 31, 2005
                                        ----------------------------------------
                                                                       Average
                                         Estimated     Unamortized    Remaining
                                        Fair Value        Cost          Term
                                        -----------    -----------   -----------
Forwards                                $     1,108             --       10 days

The Company did not have any currency swaps at December 31, 2005.

CAPITAL RESOURCES AND LIQUIDITY

The Company requires capital to fund its investment activities and operating expenses. The Company believes it currently has sufficient access to capital resources to fund its existing business plan. The Company's capital sources include cash flow from operations, borrowings under reverse repurchase agreements, credit facilities, CDOs, and the issuance of preferred and common equity securities.

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

Certain information with respect to the Company's borrowings at December 31, 2006 is summarized as follows:

                                        Reverse                 Commercial      Senior        Trust
                                      Repurchase     Credit      Mortgage     Unsecured     Preferred       Total
                            CDOs      Agreements   Facilities   Loan Pools      Notes       Securities   Borrowings
                         ----------   ----------   ----------   ----------   -----------   -----------   ----------
Outstanding borrowings   $1,812,574    $799,669    $  75,447    $1,250,503   $    75,000   $   180,477   $4,193,670
Weighted average
   borrowing rate              6.02%       5.37%        6.69%         3.99%         7.20%         7.64%        5.39%
Weighted average
   remaining maturity     7.0 years     78 days     193 days     5.8 years    10.0 years    29.1 years    6.3 years
Estimated fair value
   of assets pledged     $2,096,455    $854,074    $  88,876    $1,271,014            --            --   $4,310,419

At December 31, 2006, the Company's borrowings had the following remaining maturities:

                                        Reverse                 Commercial      Senior        Trust
                                      Repurchase     Credit      Mortgage     Unsecured     Preferred       Total
                            CDOs*     Agreements   Facilities   Loan Pools      Notes       Securities   Borrowings
                         ----------   ----------   ----------   ----------   -----------   -----------   ----------
Within 30 days           $       --    $ 18,700      $27,569    $       --     $    --       $     --    $   46,269
31 to 59 days                    --          --           --            --          --             --            --
60 days to less than 1
   year                          --     780,969       33,893            --          --             --       814,863
1 year to 3 years                --          --       13,985            --          --             --        13,985
3 years to 5 years               --          --           --            --          --             --            --
Over 5 years              1,812,574          --           --     1,250,503      75,000        180,477     3,318,554
                         ----------    --------      -------    ----------     -------       --------    ----------
                         $1,812,574    $799,669      $75,447    $1,250,503     $75,000       $180,477    $4,193,670
                         ==========    ========      =======    ==========     =======       ========    ==========

* At December 31, 2006, CDOs are comprised of $405,490 of CDO debt with a weighted average remaining maturity of 5.29 years, $291,261 of CDO debt with a weighted average remaining maturity of 5.63 years, $366,019 of CDO debt with a weighted average remaining maturity of 6.39 years, $402,089 of CDO debt with a weighted average remaining maturity of 9.68 years and $347,715 of CDO debt with a weighted average remaining maturity of 7.75 years.

Reverse Repurchase Agreements and Credit Facilities

Reverse repurchase agreements are secured loans generally with a term of 90 days. The interest rate is based on 90-day LIBOR plus a spread that is determined based on the asset pledged as security. The terms include a daily mark to market provision that requires the posting of additional collateral if the value of the pledged asset declines. After the 90-day period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing generally is available only for more liquid securities. The interest rate charged on reverse repurchase agreements is usually the lowest relative to the alternatives due to the lower risk inherent in these transactions.

Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a mark to market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount. A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing. A committed facility provider generally is required to provide financing for the full term of the agreement, usually two to three years, rather than ninety days as generally used in the reverse repurchase market. This longer term makes the financing of less liquid assets viable.

CDOs

Issuance of secured term debt is generally done through a CDO offering in a private placement. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. Asset cash flows generally are matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as "match funding" or "term financing" the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer; and therefore permanent reductions in asset value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

Senior Unsecured Notes

During October 2006, the Company issued $75,000 of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

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

Preferred Equity Issuances

The Company may issue preferred stock from time to time as a source of long-term or permanent capital. Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion features. The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidity proceeds.

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option. The Series D Preferred Stock will pay an annual dividend of 8.25%.

Common Equity Issuances

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

The Company continuously evaluates the market for follow-on Common Stock offerings as well as the available opportunities to deploy new capital on an accretive basis. In 2005, the Company issued 1,725,000 shares of Common Stock in a follow-on offering at $11.59 per share. Additionally, for the years ended December 31, 2006 and 2005, respectively, the Company issued 608,747 and 1,318,568 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $6,517 and $14,327, respectively.

For the year ended December 31, 2006, the Company issued 664,900 shares of Common Stock under a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $8,625.

Off Balance Sheet Arrangements

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 ("FIN 46(R)-5") has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are consistent with the QSPE criteria and are industry standard. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R)-5 provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

At December 31, 2006, the Company owned securities of 29 Controlling Class CMBS trusts with a par of $1,171,054. The total par amount of CMBS issued by the 29 trusts was $42,398,701. One of the Company's 29 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 5 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $762,567 and $565,231 at December 31, 2006 and 2005, respectively.

In addition, the Company has completed two securitizations that qualify as QSPE's under SFAS No. 140. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPE's, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at December 31, 2006 and 2005, respectively, was $111,076 and $109,003.

The Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At December 31, 2006 and 2005, the Company's total maximum exposure to loss as a result of its investment in Leaf was $6,796 and $6,936, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company's trading securities. Operating activities provided cash flows of $117,655, 107,373, and 125,756 for the year ended December 31, 2006, 2005, and 2004, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from repayment of trading securities also increases operating cash flows. The Company received $36,140, $43,477, and $69,345 from trading securities for the year ended December 31, 2006, 2005, and 2004, respectively. In addition, in 2006 the Company closed interest rate swaps classified as a cash flow hedges and received cash of $11,634.

The Company's investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities used cash flows of $703,451, $419,992, and $95,022 during the year ended December 31, 2006, 2005, and 2006, respectively. The variance in investing cash flows is primarily attributable to significant purchases of securities and commercial mortgage loans.

Net cash flow provided by (used in) financing activities was $611,628, $329,420, and $(27,784) for the years ended December 31, 2006, 2005, and 2004, respectively, primarily due to borrowings and repayments under reverse repurchase agreements and credit facilities and dividends payments, offset by common stock issuances, and CDO issuances. In addition, at the end of the first quarter of 2004, the Board of Directors approved the Company's decision to redeem its Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") for $43,930. The Series B Preferred Stock was redeemed on May 6, 2004.

TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager and the Company's officers manage the Company's day-to-day investment operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company's officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company's assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.37 per common share at December 31, 2006). Additionally, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding was paid to the Manager in 2006.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2008 at the Board's March 2007 meeting.

The following is a summary of management and incentive fees incurred for the year ended December 31, 2006, 2005 and 2004:

                                          For the Year Ended
                                             December 31,
                                      --------------------------
                                        2006      2005     2004
                                      -------   -------   ------
Management fee                        $12,617   $10,974   $8,956
Incentive fee                           5,919     4,290       --
Incentive fee- stock based              2,761        --       --
                                      -------   -------   ------
Total management and incentive fees   $21,297   $15,264   $8,956
                                      =======   =======   ======

At December 31, 2006, 2005, and 2004, respectively, management and incentive fees of $8,989, $5,734, and $2,309 remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $400, $350, and $120 for certain expenses incurred on behalf of the Company during 2006, 2005, and 2004, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2006, 2005, and 2004, the Company paid administration fees of $234, $209, and $174, respectively, which are included in general and administrative expense on the accompanying statement of operations. No payments were made in each of the three years in the period ended December 31, 2006 under the accounting services agreement.

The special servicer on 25 of the Company's 29 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank, and therefore a related party of the Manager. The Company's fees for Midland's services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. At December 31, 2006, 93% of the commitment had been called and the Company owned approximately 21% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager related to its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2006 was $105,894. At December 31, 2006, the Company had $7,397 of remaining capital commitments to BlackRock Diamond, all of which was called in January 2007.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at December 31, 2006 was $3,144. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On December 31, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At December 31, 2006, the Company's investment in Carbon II was $69,259 and the Company's remaining commitment to Carbon II is $28,958. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On December 31, 2006, the Company owned approximately 26% of the outstanding shares in Carbon II.

The Company's unaffiliated directors approved the investments in BlackRock Diamond and the Carbon Capital Funds prior to the investments being made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK: Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk, credit curve risk and foreign currency risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve risk is highly sensitive to the dynamics of the markets for commercial real estate securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the estimated fair value of the Company's portfolio.

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At December 31, 2006, all of the Company's collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 90-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.0 years based on net asset value at December 31, 2006. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $13,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates at December 31, 2006. Actual results could differ significantly from these estimates.

 PROJECTED PERCENTAGE CHANGE IN EARNINGS
     PER SHARE GIVEN LIBOR MOVEMENTS
----------------------------------------
Change in LIBOR,      Projected Change
+/- Basis Points   in Earnings per Share
----------------   ---------------------
      -200                $ 0.03
      -100                $ 0.01
       -50                $ 0.01
    Base Case
       +50                $(0.01)
      +100                $(0.01)
      +200                $(0.03)

The Company's GAAP book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At December 31, 2006, economic duration for the Company's entire portfolio was 2.3 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.3%. At December 31, 2006 the Company estimates its economic value, or net asset value of its common stock to be $572,947.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's common stock is as follows:

Duration - GAAP book value at December 31, 2006           8.3
Less:
   Duration contribution of CDO I liabilities           (1.2)
   Duration contribution of CDO II liabilities          (1.0)
   Duration contribution of CDO III liabilities         (1.0)
   Duration contribution of CDO HY3 liabilities         (0.8)
   Duration contribution of Euro CDO liabilities        (0.1)
   Duration contribution of Series C Preferred Stock    (0.1)
   Duration contribution of junior subordinated notes   (1.1)
   Duration contribution of senior unsecured notes      (0.7)
                                                        ----
Economic duration at December 31, 2006                   2.3
                                                        ====

The GAAP book value of the Company's common stock is $10.35 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 8.3%, or $54,000. As indicated above, approximately $13,000 of that change would be required to meet margin calls in the event rates rise by 100 basis points.

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

If actual principal losses on the underlying loans exceed estimated loss assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. The Company generally assumes that all principal will be recovered by classes rated B or higher. The Company manages credit risk through the underwriting process, establishing loss assumptions and careful monitoring of loan performance. After the securities have been acquired, the Company monitors the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. Furthermore, the Company may be required to write-down a portion of the adjusted purchase price of the affected assets through its consolidated statements of operations.

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.87 per share of Common Stock per year and cause a significant write-down at the time the loss assumption is changed. The amount of the write-down depends on several factors, including which securities are most affected at the time of the write-down, but is estimated to be in the range of $0.01 to $0.19 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write-down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At December 31, 2006, securities with a total estimated fair value of $2,103,441 are collateralizing the CDO borrowings of $1,828,078; therefore, the Company's preferred equity interest in the five CDOs is $275,363 ($4.76 per share).

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

CURRENCY RISK: The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company's principal currency exposures are to the Euro and British pound. Changes in currency rates can adversely impact the fair values and earnings of the Company's non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                PAGE
                                                                                ----
Management's Report on Internal Control Over Financial Reporting..............   70
Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting.....................................   71
Report of Independent Registered Public Accounting Firm.......................   73
Consolidated Financial Statements:
Consolidated Statements of Financial Condition at December 31, 2006 and 2005..   74
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005, and 2004.........................   75
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31 2006, 2005, and 2004..........................   76
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005, and 2004.........................   78
Notes to Consolidated Financial Statements....................................   80

All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Anthracite Capital, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, at December 31, 2006, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting. This report begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Anthracite Capital, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP

New York, New York
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthracite Capital, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP

New York, New York
March 14, 2007

                            ANTHRACITE CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        December 31, 2006         December 31, 2005
                                                                     -----------------------   -----------------------
ASSETS
Cash and cash equivalents                                                         $   66,388                $   40,556
Restricted cash equivalents                                                           59,801                     1,246
Securities available-for-sale, at fair value
   CMBS                                                              $  883,432                $  826,955
   Investment grade CMBS                                              1,588,284                 1,157,164
   RMBS                                                                 144,140                    92,817
                                                                     ----------                ----------
Total securities available-for-sale                                                2,615,856                 2,076,936
Commercial mortgage loan pools, at amortized cost                                  1,271,014                 1,292,407
Securities held-for-trading, at estimated fair value
   CMBS                                                                 22,383                     21,264
   RMBS                                                                132,204                    166,209
                                                                     ----------                ----------
Total securities held-for-trading                                                    154,587                   187,473
Commercial mortgage loans, net                                                       481,745                   365,806
Equity investments                                                                   182,147                   110,650
Derivative instruments, at fair value                                                317,574                   102,845
Other assets                                                                          69,151                    56,906
                                                                                  ----------                ----------
   Total Assets                                                                   $5,218,263                $4,234,825
                                                                                  ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
   CDOs                                                              $1,812,574                $1,066,930
   Secured by pledge of subordinated CMBS                                48,628                    83,213
   Secured by pledge of other securities available-for-sale             666,275                   606,209
   Secured by pledge of commercial mortgage loan pools                1,256,897                 1,278,908
   Secured by pledge of securities held-for-trading                     127,249                   176,361
   Secured by pledge of commercial mortgage loans                        26,570                   229,556
   Senior unsecured notes                                                75,000                        --
   Junior subordinated notes to subsidiary trust issuing preferred
      securities                                                        180,477                    77,380
                                                                     ----------                ----------
Total borrowings                                                                   4,193,670                 3,518,557
Payable for investments purchased                                                     23,796                        --
Distributions payable                                                                 17,669                    16,673
Derivative instruments, at fair value                                                304,987                    79,473
Other liabilities                                                                     22,032                    22,104
                                                                                  ----------                ----------
   Total Liabilities                                                              $4,562,154                $3,636,807
                                                                                  ----------                ----------
Commitments and Contingencies

Stockholders' Equity:

Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
   57,830,964 shares issued and outstanding in 2006;
   56,338,540 shares issued and outstanding in 2005
                                                                                          58                        56
9.375% Series C Preferred stock, liquidation preference $57,500                       55,435                    55,435
Additional paid-in capital                                                           629,785                   612,368
Distributions in excess of earnings                                                (120,976)                  (130,038)
Accumulated other comprehensive income                                                91,807                    60,197
                                                                                  ----------                ----------
   Total Stockholders' Equity                                                        656,109                   598,018
                                                                                  ----------                ----------
   Total Liabilities and Stockholders' Equity                                     $5,218,263                $4,234,825
                                                                                  ==========                ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year ended December 31,
                                                             ---------------------------------------
                                                                 2006          2005          2004
                                                             -----------   -----------   -----------
Income:
Interest from securities available-for-sale                  $   171,686   $   141,113   $   131,342
Interest from commercial mortgage loans                           41,773        23,183        11,896
Interest from commercial mortgage loan pools                      52,917        54,025        39,672
Interest from securities held-for-trading                          7,207        11,370        11,419
Earnings from equity investments                                  27,431        12,087         7,060
Earnings from real estate joint ventures                              --            59         1,097
Interest from cash and cash equivalents                            2,403         2,077           638
Other income                                                          --            --           742
                                                             -----------   -----------   -----------
      Total Income                                               303,417       243,914       203,866
                                                             -----------   -----------   -----------
Expenses:
Interest                                                         205,023       156,865       124,289
Interest - securities held-for-trading                             7,365         6,593         3,877
Management and incentive fees                                     21,297        15,264         8,956
General and administrative expense                                 4,533         3,917         3,427
                                                             -----------   -----------   -----------
      Total Expenses                                             238,218       182,639       140,549
                                                             -----------   -----------   -----------
Other gain (loss):
Sale of securities available-for-sale                             29,032        16,543        17,544
Dedesignation of derivative instruments                          (12,661)           --            --
Securities held-for-trading                                        3,254        (1,999)      (11,464)
Foreign currency gain (loss)                                       2,161          (134)         (187)
Loss on impairment of assets                                      (7,880)       (5,088)      (26,018)
                                                             -----------   -----------   -----------
      Total Other gain (loss)                                     13,906         9,322       (20,125)
                                                             -----------   -----------   -----------
Income from continuing operations                                 79,105        70,597        43,192
                                                             -----------   -----------   -----------
Income from discontinued operations                                1,366            --            --
                                                             -----------   -----------   -----------
Net income                                                        80,471        70,597        43,192
                                                             -----------   -----------   -----------
Dividends on Preferred Stock                                       5,392         5,392         6,916
Cost to retire preferred stock in excess of carrying value            --            --        10,508
                                                             -----------   -----------   -----------
Net income available to Common Stockholders                  $    75,079   $    65,205   $    25,768
                                                             ===========   ===========   ===========
Net income per common share, basic                           $      1.31   $      1.20   $      0.50

Net income per common share, diluted                         $      1.31   $      1.20   $      0.50

Weighted average number of shares outstanding:
   Basic                                                      57,182,434    54,144,243    51,766,877
   Diluted                                                    57,401,664    54,152,820    51,775,780

Dividend declared per share of Common Stock                  $      1.15   $      1.12   $      1.12

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004 (IN THOUSANDS)

                               Common    Series     Series                               Accumulated
                               Stock,      B          C      Additional  Distributions      Other                         Total
                                 Par   Preferred  Preferred   Paid-In      In Excess    Comprehensive  Comprehensive  Stockholders'
                                Value    Stock      Stock     Capital     Of Earnings   Income (Loss)      Income         Equity
                               ------  ---------  ---------  ----------  -------------  -------------  -------------  -------------
Balance at December 31, 2003     $49   $ 33,431    $55,435    $536,333     $(101,635)     $(106,183)                     $417,430
Net Income                                                                    43,192                      $ 43,192         43,192
Unrealized gain on cash flow
   hedges                                                                                     1,078          1,078          1,078
Reclassification adjustments
   from cash flow hedges
   included in net income                                                                     6,133          6,133          6,133
Change in net unrealized gain
   on securities
   available-for-sale, net of
   reclassification
   adjustment                                                                               112,378        112,378        112,378
                                                                                                          --------
Other comprehensive income                                                                                 119,589
                                                                                                          --------
Comprehensive income                                                                                      $162,781
                                                                                                          ========
Dividends declared-common
   stock                                                                     (58,208)                                     (58,208)
Dividends on preferred stock                                                  (6,916)                                      (6,916)
Issuance of common stock           4                            42,577                                                     42,581
Conversion of Series B
   preferred stock to common
   stock                                     (9)                     9                                                         --
Redemption of Series B
   preferred stock                      (33,422)                             (10,508)                                     (43,930)
                                 ---   --------    -------    --------     ---------      ---------                      --------
Balance at December 31, 2004     $53   $     --    $55,435    $578,919     $(134,075)     $  13,406                      $513,738
Net Income                                                                    70,597                      $ 70,597         70,597
Unrealized gain on cash flow
   hedges                                                                                    26,626         26,626         26,626
Reclassification adjustments
   from cash flow hedges
   included in net income                                                                     6,129          6,129          6,129
Change in net unrealized gain
   on securities
   available-for-sale, net of
   reclassification
   adjustment                                                                                14,036         14,036         14,036
                                                                                                          --------
Other comprehensive income                                                                                  46,791
                                                                                                          --------
Comprehensive income                                                                                      $117,388
                                                                                                          ========
Dividends declared-common
   stock                                                                     (61,168)                                     (61,168)
Dividends on preferred stock                                                  (5,392)                                      (5,392)
Issuance of common stock           3                            33,449                                                     33,452
                                 ---   --------    -------    --------     ---------      ---------                      --------
Balance at December 31, 2005     $56   $     --    $55,435    $612,368     $(130,038)     $  60,197                      $598,018
Net Income                                                                    80,471                      $ 80,471         80,471
Unrealized gain on cash flow
   hedges                                                                                     2,961          2,961          2,961
Reclassification adjustments
   from cash flow hedges
   included in net loss                                                                       5,029          5,029          5,029
Foreign currency translation                                                                    204            204            204
Dedesignation of cash flow
   hedges                                                                                    12,661         12,661         12,661
Change in net unrealized gain
   on securities
   available-for-sale, net of
   reclassification
   adjustment                                                                                10,755         10,755         10,755
                                                                                                          --------
Other comprehensive income                                                                                  31,610
                                                                                                          --------
Comprehensive income                                                                                      $112,081
                                                                                                          ========
Dividends declared-common
   stock                                                                     (66,017)                                     (66,017)
Dividends on preferred stock                                                  (5,392)                                      (5,392)
Issuance of common stock           2                            17,417                                                     17,419
                                 ---   --------    -------    --------     ---------      ---------                      --------
Balance at December 31, 2006     $58   $     --    $55,435    $629,785     $(120,976)     $  91,807                      $656,109

DISCLOSURE OF RECLASSIFICATION ADJUSTMENT:

                                                  Year ended December 31,
                                               -----------------------------
                                                 2006      2005       2004
                                               -------   --------   --------
Unrealized holding gain (loss) on securities   $ 7,249   $(2,507)   $ 94,834
   available-for-sale
Reclassification for realized gains
   previously recorded as unrealized            16,371    16,543      17,544
                                               -------   -------    --------
                                               $23,620   $14,036    $112,378
                                               =======   =======    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ANTHRACITE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                             ---------------------------------
                                                                                2006        2005        2004
                                                                             ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                                $  80,471   $  70,597   $  43,192
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Decrease in trading securities                                               36,140      43,447      69,345
   Net gain on sale of securities                                              (19,625)    (14,544)     (6,080)
   Gain on sale of real estate held for sale                                    (1,366)         --          --
   Earnings from subsidiary trust                                                 (388)        (47)         --
   Distributions from subsidiary trust                                             363          45          --
   Earnings from equity investments and real estate joint ventures             (27,431)    (12,146)     (8,157)
   Distributions of earnings from equity investments and
      real estate joint ventures                                                19,725       8,483       9,290
   Amortization of collateralized debt obligation issuance costs                 2,677       2,214       2,083
   Amortization of junior subordinated note issuance costs                         197          34          --
   Amortization of senior unsecured notes issuance costs                            32          --          --
   (Discount accretion) premium amortization, net                                 (469)      5,426      (3,202)
   Loss on impairment of assets                                                  7,880       5,088      26,018
   Unrealized net foreign currency (gain) loss                                 (19,200)        632           6
   Non-cash management and incentive fees                                        4,537       1,287          --
   Non-cash directors compensation                                                  64          65          --
   Proceeds (disbursements) from sale of interest rate swap agreements          11,634      (2,108)    (20,623)
   Decrease (increase) in other assets                                          33,832        (251)     24,726
   (Decrease) increase in other liabilities                                    (11,418)       (849)    (10,842)
                                                                             ---------   ---------   ---------
Net cash provided by operating activities                                      117,655     107,373     125,756
                                                                             ---------   ---------   ---------
Cash flows from investing activities:
   Purchase of securities available-for-sale                                  (806,452)   (517,022)   (411,920)
   Proceeds from sale of securities available-for-sale                         236,945     172,737     486,942
   Principal payments received on securities available-for-sale                 51,193      53,779      79,157
   Purchase of securities related to consolidated variable interest entity          --          --     (22,669)
   Sale of securities related to consolidated variable interest entity              --          --       5,847
   Repayments received from commercial mortgage loan pools                       9,004       7,876       4,829
   Purchase of real estate held-for-sale                                        (5,435)         --          --
   Proceeds from sale of real estate held-for-sale                               6,801          --          --
   Funding of commercial mortgage loans                                       (270,362)   (243,557)   (226,997)
   Repayments received from commercial mortgage loans                          197,094     112,830      23,285
   Sale of commercial mortgage loans                                                --      20,072          --
   (Increase) decrease in restricted cash equivalents                          (58,448)     18,434      (6,835)
   Return of capital from equity investments and joint ventures                 14,742      26,868       9,510
   Investment in equity investments                                            (78,533)    (72,009)    (36,171)
                                                                             ---------   ---------   ---------
Net cash used in investing activities                                         (703,451)   (419,992)    (95,022)
                                                                             ---------   ---------   ---------
Cash flows from financing activities:
   Net (decrease) increase in borrowings under reverse repurchase
      agreements and credit facilities                                        (228,633)    293,683    (334,219)
   Repayments of borrowings secured by commercial mortgage loan pools           (8,587)     (2,672)     (4,829)
   Issuance of collateralized debt obligations                                 765,388          --     385,579
   Repayments of collateralized debt obligations                               (20,115)     (1,955)     (3,440)
   Issuance costs for collateralized debt obligations                          (11,662)         --      (5,472)
   Issuance of junior subordinated notes to subsidiary trust                   100,000      75,000          --
   Issuance costs of junior subordinated notes                                  (3,208)     (2,382)         --

      Issuance of senior unsecured notes                                        75,000          --          --
      Issuance costs of senior unsecured notes                                  (1,396)         --          --
      Redemption of Series B preferred stock                                        --          --     (43,930)
      Dividends paid on preferred stock                                         (5,392)     (5,392)     (6,916)
      Proceeds from issuance of common stock, net of offering costs             15,256      33,452      42,581
      Dividends paid on common stock                                           (65,023)    (60,314)    (57,138)
                                                                             ---------   ---------   ---------
Net cash provided by (used in) financing activities                            611,628     329,420     (27,784)
                                                                             ---------   ---------   ---------
Net increase in cash and cash equivalents                                       25,832      16,801       2,950
Cash and cash equivalents, beginning of year                                    40,556      23,755      20,805
                                                                             ---------   ---------   ---------
Cash and cash equivalents, end of year                                       $  66,388   $  40,556   $  23,755
                                                                             =========   =========   =========

                                                                               Year Ended December 31,
                                                                          --------------------------------
                                                                            2006       2005        2004
                                                                          --------   --------   ----------
Supplemental disclosure of cash flow information:
   Interest paid                                                          $208,879   $156,480   $  127,142
                                                                          ========   ========   ==========
   Commercial mortgage loans purchased not settled                        $ 23,796   $     --   $       --
                                                                          ========   ========   ==========
Supplemental disclosure of non-cash investing and financing activities:
   Securitizations:
      Available-for-sale securities retained                              $     --   $ 75,844   $       --
                                                                          ========   ========   ==========
      Residual interests                                                  $     --   $ 20,317   $   16,956
                                                                          ========   ========   ==========
Investment in subsidiary trust                                            $  3,097   $  2,380   $       --
                                                                          ========   ========   ==========
Consolidated variable interest entity:
      Carrying value of assets acquired                                   $      -   $     --   $1,329,777
                                                                          ========   ========   ==========
      Liabilities assumed                                                 $      -   $     --   $1,306,724
                                                                          ========   ========   ==========

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its majority owned subsidiaries, and those VIEs in which the Company is the primary beneficiary under FIN 46R. All inter-company balances and transactions have been eliminated in consolidation.

VARIABLE INTEREST ENTITIES

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

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

At December 31, 2006, the Company owned securities of 29 Controlling Class CMBS trusts with a par of $1,171,054. However, portions of the non-rated securities of 17 of the 29 Controlling Class CMBS transactions are included in CDO HY1 and CDO HY2. The total par amount of CMBS issued by the 29 trusts was $42,398,701. One of the Company's 29 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 5 of the consolidated financial statements). The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $762,567 and $565,231 at December 31, 2006 and 2005, respectively.

In addition, the Company has completed two securitizations that qualify as QSPE's under SFAS No. 140. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities primarily secured by non-investment grade commercial real estate assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPE's, the Company would be required to consolidate the assets, liabilities, income and expenses of CDO HY1 and CDO HY2. The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at December 31, 2006 and 2005, respectively, is $111,076 and $109,003.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign exchange rates at the end of the reporting period. Income and expenses are translated at the approximate weighted average exchange rates for each reporting period. The effects of translating income with a functional currency other than the U.S. dollar are included in stockholders' equity along with the related hedge effects. The effects of translating operations with the U.S. dollar as the functional currency are included in foreign currency gain (loss) along with the related hedge effects.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions, to which the Company is exposed to credit risk.

RESTRICTED CASH

On December 31, 2006, the Company had restricted cash of $59,801, consisting of $56,266 on deposit with the trustees for the Company's collateralized debt obligations ("CDOs") and $3,535 pledged as collateral for interest rate swap agreements. The balance $1,246 at December 31, 2005 primarily represents cash held as collateral for the Company's interest rate swap agreements.

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

REVENUE RECOGNITION

The Company recognizes interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests") (other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with EITF 99-20. Accordingly, on a quarterly basis, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date.) The revised yield is then applied prospectively to recognize interest income.

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

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or SFAS No. 91, as applicable, by applying the yield used in establishing the write-down.

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

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income in stockholders' equity. Changes in fair value are included as a component of accumulated other comprehensive income in stockholders' equity, to the extent effective. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the underlying hedged securities are sold, the amount of unrealized gain or loss in accumulated other comprehensive income relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred and amortized over the shorter of the remaining term of the original swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to securities held-for-trading in the accompanying consolidated statement of operations. During the term of the interest rate swap agreement, changes in fair value are recognized in the consolidated statements of operations. A corresponding amount is included as loss on securities held-for-trading in the consolidated statement of operations.

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

SHARE-BASED COMPENSATION

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

INCOME TAXES

The Company has elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company generally will not be subject to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. At December 31, 2006, the Company had a Federal capital loss carryover of approximately $34,637 available to offset future capital gains.

RECENT ACCOUNTING PRONOUNCEMENTS

Reverse Repurchase Agreements

Accounting standard setters are currently reviewing treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the accounting standard setters' deliberations, the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and should instead be treating the Company's net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company's net equity would not be materially affected. At December 31, 2006, the Company has identified available-for-sale securities with a fair value of approximately $36,649 which had been purchased from and financed with reverse repurchase agreements totaling approximately $31,375 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at December 31, 2006, total assets and total liabilities would be reduced by approximately $31,375.

Variable Interest Entities

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its subsidiaries, which are wholly owned or controlled by the Company or entities which are VIEs in which the Company is the primary beneficiary under FIN 46R. FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140. The Statement provides, among other things, that:

     - For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

     - Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

     - Clarification regarding interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

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

Determining the Variability in a Potential VIE

The FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46(R)-6") in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), Consolidation of Variable Interest Entities, in determining whether certain contracts or arrangements with a VIE are variable interests by requiring companies to base such evaluations on an analysis of the VIE's purpose and design, rather than its legal form or accounting classification.

FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. The adoption of this FSP did not result in material differences from the Company's existing accounting policies regarding the consolidation of VIEs.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effect of implementing this new standard but does not expect its implementation to have a material impact on the consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB No. 108. SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB No. 108 on December 31, 2006 has no effect on the Company's consolidated financial statements.

Valuation of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

RECLASSIFICATIONS

Certain items previously reported have been reclassified to conform to the current year's presentation.

NOTE 2 SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2006 are summarized as follows:

                                                                     Gross        Gross      Estimated
                                                      Amortized   Unrealized   Unrealized      Fair
Security Description                                    Cost         Gain         Loss         Value
--------------------                                 ----------   ----------   ----------   ----------
CMBS:
CMBS IOs                                             $   69,183    $  1,450     $ (1,280)   $   69,352
Investment grade CMBS                                   751,945      51,386       (7,788)      795,543
Non-investment grade rated subordinated securities      638,709      52,304       (4,994)      686,019
Non-rated subordinated securities                        72,751       7,483          (67)       80,167
Credit tenant leases                                     24,439         391         (512)       24,318
Investment grade REIT debt                              247,937       4,627       (3,320)      249,244
Multifamily agency securities                           452,781       3,048       (6,003)      449,827
CDO investments                                         114,482       5,806       (3,042)      117,246
                                                     ----------    --------     ---------   ----------
   Total CMBS                                         2,372,227     126,495      (27,006)    2,471,716
                                                     ----------    --------     ---------   ----------

RMBS:
Agency adjustable rate securities                         1,768           5           --         1,774
Residential CMOs                                        131,563         265         (978)      130,850
Hybrid ARMs                                              11,798          --         (283)       11,516
                                                     ----------    --------     ---------   ----------
   Total RMBS                                           145,129         270       (1,261)      144,140
                                                     ----------    --------     ---------   ----------
   Total securities available-for-sale               $2,517,356    $126,765     $(28,267)   $2,615,856
                                                     ==========    ========     =========   ==========

At December 31, 2006, the Company's securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $181,597.

At December 31, 2006, an aggregate of $2,415,765 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2005 are summarized as follows:

                                                                     Gross        Gross      Estimated
                                                      Amortized   Unrealized   Unrealized      Fair
Security Description                                    Cost         Gain         Loss         Value
--------------------                                 ----------   ----------   ----------   ----------
CMBS:
CMBS IOs                                             $  103,120    $  1,784     $ (1,541)   $  103,363
Investment grade CMBS                                   495,555      24,757      (10,477)      509,835
Non-investment grade rated subordinated securities      625,132      55,693       (4,830)      675,995
Non-rated subordinated securities                        24,436       2,303         (328)       26,411
Credit tenant leases                                     24,995         526         (684)       24,837
Investment grade REIT debt                              249,412       8,887       (2,532)      255,767
Multifamily agency securities                           268,319         490       (5,447)      263,362
CDO investments                                         112,571      12,155         (183)      124,549
                                                     ----------    --------     ---------   ----------
   Total CMBS                                         1,903,546     106,595      (26,022)    1,984,119
                                                     ----------    --------     ---------   ----------

RMBS:
Agency adjustable rate securities                        77,629          --       (1,138)       76,491
Residential CMOs                                            667          58           --           725
Hybrid ARMs                                              16,012          --         (411)       15,601
                                                     ----------    --------     ---------   ----------
   Total RMBS                                            94,308          58       (1,549)       92,817
                                                     ----------    --------     ---------   ----------
   Total securities available-for-sale               $1,997,854    $106,653     $(27,571)   $2,076,936
                                                     ==========    ========     =========   ==========

At December 31, 2005, the Company's securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $37,320.

At December 31, 2005, an aggregate of $1,940,734 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

At December 31, 2006 and 2005, the aggregate estimated fair values by underlying credit rating of the Company's securities available-for-sale are as follows:

                                       December 31, 2006         December 31, 2005
                                    -----------------------   -----------------------
                                     Estimated                 Estimated
         Security Rating            Fair Value   Percentage   Fair Value   Percentage
         ---------------            ----------   ----------   ----------   ----------
Agency and agency insured
   securities                       $  593,170       23%      $  359,044       17%
AAA                                    207,482        8          192,482        9
AA+                                     10,719       --               --       --
AA                                       5,810       --               --       --
AA-                                     14,859        1            2,580       --
A+                                      41,090        2           11,612        1
A                                      141,544        5           26,725        1
A-                                     112,906        4           57,733        3
BBB+                                   226,512        9          145,066        7
BBB                                    207,382        8          209,763       10
BBB-                                   154,776        6          228,406       11
                                    ----------      ---       ----------      ---
Total investment grade securities
   available-for -sale               1,716,250       66        1,233,411       59
                                    ----------      ---       ----------      ---
BB+                                    178,378        7          287,308       14
BB                                     276,044       10          173,110        8
BB-                                     99,892        4           97,883        5
B+                                      51,271        2           56,934        3
B                                      113,509        4          126,711        6
B-                                      41,334        2           16,884        1
CCC                                      3,823       --               --       --
Not rated                              135,355        5           84,695        4
                                    ----------      ---       ----------      ---
Total below investment grade
   securities available-for -sale      899,606       34          843,525       41
                                    ----------      ---       ----------      ---
Total securities
   available-for-sale               $2,615,856      100%      $2,076,936      100%
                                    ==========      ===       ==========      ===

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

                                      Less than 12 Months       12 Months or More              Total
                                    ----------------------   ----------------------   ----------------------
                                    Estimated      Gross     Estimated      Gross     Estimated      Gross
                                       Fair     Unrealized      Fair     Unrealized      Fair     Unrealized
                                      Value       Losses       Value       Losses       Value       Losses
                                    ---------   ----------   ---------   ----------   ---------   ----------
CMBS IOs                             $  5,524    $  (378)     $ 22,181    $   (902)    $ 27,705    $ (1,280)
Investment grade CMBS                  32,051       (151)      139,776      (7,637)     171,827      (7,788)
Non-investment grade rated
   subordinated securities            125,396     (2,457)       74,852      (2,537)     200,248      (4,994)
Non-rated subordinated securities       1,548         (6)        2,468         (61)       4,016         (67)
Credit tenant leases                       --         --        15,803        (512)      15,803        (512)
Investment grade REIT debt             10,450       (152)       72,524      (3,168)      82,974      (3,320)
Multifamily agency securities         153,266       (600)      181,102      (5,403)     334,368      (6,003)
CDO investments                        35,417     (3,042)           --          --       35,417      (3,042)
Residential CMOs                      111,859       (978)           --          --      111,859        (978)
Hybrid ARMs                                --         --        11,516        (283)      11,516        (283)
                                     --------    -------      --------    --------     --------    --------
Total temporarily impaired
   securities                        $475,511    $(7,764)     $520,222    $(20,503)    $955,733    $(28,267)
                                     ========    =======      ========    ========     ========    ========

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

                                     Less than 12 Months      12 Months or More             Total
                                    ---------------------   ---------------------   ---------------------
                                                  Gross                   Gross                   Gross
                                      Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                      Value      Losses       Value      Losses       Value      Losses
                                    --------   ----------   --------   ----------   --------   ----------
CMBS IOs                            $ 35,719    $ (1,012)   $ 11,506    $   (529)   $ 47,225    $ (1,541)
Investment grade CMBS                107,478      (2,950)    118,941      (7,527)    226,419     (10,477)
Investment grade REIT debt            19,757        (244)     58,830      (2,288)     78,587      (2,532)
Non-investment grade rated
   subordinated securities            99,207      (2,941)     22,269      (1,889)    121,476      (4,830)
Non-rated subordinated securities      9,233        (328)         --          --       9,233        (328)
Credit tenant leases                      --          --      15,923        (684)     15,923        (684)
Multifamily agency securities        181,072      (5,084)     22,320        (363)    203,392      (5,447)
CDO investments                        3,391        (183)         --                   3,391        (183)
Agency adjustable rate securities     76,491      (1,138)         --          --      76,491      (1,138)
Hybrid ARMS                               --          --      15,601        (411)     15,601        (411)
                                    --------    --------    --------    --------    --------    --------
Total temporarily impaired
   securities                       $532,348    $(13,880)   $265,390    $(13,691)   $797,738    $(27,571)
                                    ========    ========    ========    ========    ========    ========

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

At December 31, 2006 and 2005, the anticipated weighted average unleverged yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.3% and 10.2% per annum, respectively, and of the Company's other securities available-for-sale was 6.1% and 5.8% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. All of the Company's RMBS were issued by FHLMC, FNMA or GNMA. The Company does not have any subprime exposure. The Company's securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At December 31, 2006 and 2005, adjustable rate RMBS with an estimated fair value of $144,140 and $92,817, respectively, is included in securities available-for-sale on the consolidated statements of financial condition.

During 2006, the Company sold securities available-for-sale for total proceeds of $236,945, resulting in a gross realized gain of $30,884 and a gross realized loss of $1,852. The Company sold the securities with unrealized losses prior to maturity due to changes in the underlying collateral which were expected to significantly impact the market value of the securities. During 2005, the Company sold securities available-for-sale for total proceeds of $172,737, resulting in a realized gain of $16,543. During 2004, the Company sold securities available-for-sale for total proceeds of $486,942, resulting in a realized gain of $17,544.

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

2006

During 2006, the Company had sixteen CMBS that required an impairment charge of $7,880, of which $6,133 was attributed to higher prepayment rates on a pool of Small Business Administration commercial mortgages. The decline in the updated yields that caused the remaining impairment charge of $1,747 is not related to increases in losses but rather accelerated prepayments and changes in the timing of credit losses.

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

NOTE 4 SECURITIZATION TRANSACTIONS

During 2005, the Company closed CDO HY2 and issued non-recourse liabilities with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in the fourth quarter of 2005, at which point CDO HY2 qualified as a sale under SFAS No. 140. In exchange for a portfolio of CMBS and investment grade REIT debt with an estimated fair value of $323,103, the Company received cash proceeds of $244,212 as well as all of the retained interests that had an estimated fair value of $105,025 at December 31, 2005. The total gain from CDO HY2 of $16,523 is included in sale of securities available-for-sale on the consolidated statement of operations.

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

The table below summarizes the cash flows received from securitizations during the year ended December 31, 2006, 2005 and 2004, respectively.

                                    2006      2005       2004
                                  -------   --------   --------
Proceeds from securitizations     $    --   $235,197   $121,547
Sale of retained interest         $    --   $  9,015   $ 18,879
Cash flow on retained interests   $17,951   $ 11,347   $      0(1)

(1) For 2004, the retained interest's first scheduled quarterly payment was in January 2005.

Key economic assumptions used in measuring the fair value of the retained interests at the date of the securitization was as follows:

Subordinated Debt

                                2005     2004
                             ---------   ----
Weighted average life        9.9 years    n/a
Subordinated discount rate        12.1%   n/a

Preferred Equity

                                    2005         2004
                                 ----------   ----------
Expected life                    18.2 years   11.5 years
Preferred equity discount rate         4.93%        67.4%

When subsequently measuring the fair value of the retained interests, the Company applies certain loss assumptions to after-loss cash flows. The Company estimated credit losses and the timing of losses for each loan underlying the CMBS collateral, and accordingly does not apply a constant default rate to the portfolio. At December 31, 2006, 2005, and 2004, respectively, the amortized costs of the retained interests were $111,076, $119,003, and $15,851, with an estimated fair value of $114,142, $121,159, and $15,885, based on key economic assumptions. The sensitivity of the retained interest to immediate adverse changes in those assumptions follows:

                                           2006    2005    2004
                                          -----   -----   -----
Reduction of income per share:
   50% adverse change in credit losses    $0.12   $0.09   $0.02
   100% adverse change in credit losses   $0.24   $0.18   $0.04
EITF 99-20 impairment per share:
   50% adverse change in credit losses    $0.05   $0.03   $0.04
   100% adverse change in credit losses   $0.05   $0.03   $0.07

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in key assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. This non-linear relationship exists because the Company applies its key assumptions on a loan-by-loan basis to the assets underlying the CMBS collateral. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest was calculated without changing any other assumption; in reality, changes in one factor may result in changes to another, which might magnify or counteract the sensitivities. The Company reviews all major assumptions periodically using the most recent empirical and market data available, and makes adjustments where warranted.

NOTE 5 COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FIN 46R required the Company to consolidate the net assets and results of operations of the trust.

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

NOTE 6 SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At December 31, 2006, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $132,204 and CMBS with an estimated fair value of $22,383. At December 31, 2005, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $166,209 and CMBS with an estimated fair value of $21,264. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates are periodically reset to market.

NOTE 7 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2006 and 2005:

                                 Loan Outstanding               Weighted
                      -------------------------------------     Average
                      December 31, 2006   December 31, 2005      Yield
                      -----------------   -----------------   -----------
   Property Type        Amount      %       Amount      %     2006   2005
   -------------      ---------   -----   ---------   -----   ----   ----
Office                 $130,016    27.0%   $ 94,432    25.8%   8.2%   8.9%
Residential              57,917    12.0      57,466    15.7   10.7    8.6
Retail                  194,938    40.5      76,502    20.9    7.7    7.3
Hotel                    38,899     8.1      79,840    21.8   10.0    8.6
Storage                  34,009     7.1      32,913     9.0    9.0    9.1
Communication Tower          --      --      20,000     5.5     --    9.4
Industrial               19,317     4.0       2,423     0.7    9.1    8.1
Other Mixed Use           6,649     1.3       2,230     0.6    8.7    8.1
                       --------   -----    --------   -----   ----    ---
Total                  $481,745   100.0%   $365,806   100.0%   8.6%   8.5%
                       --------   -----    --------   -----   ----    ---

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $243,377 and $129,951 at December 31, 2006 and 2005, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

Reconciliation of commercial mortgage loans:

                                                  Par      Book Value
                                               ---------   ----------
Balance at December 31, 2004                   $ 272,686   $ 263,506
Adjustment for discount accretion and
   foreign currency                                   --      (4,456)
Proceeds from repayment of mortgage loans       (112,830)   (112,830)
Principal receivable                              (3,899)     (3,899)
Reduction in notional par value                   (2,479)         --
Sale of commercial mortgage loans                (22,425)    (20,072)
Investments in commercial mortgage loans         242,572     243,557
                                               ---------   ---------
Balance at December 31, 2005                   $ 373,625   $ 365,806
Adjustment for discount accretion and
   foreign currency                                   --      18,875
Proceeds from repayment of mortgage loans       (189,720)   (197,094)
Investments in commercial mortgage loans         236,545     294,158
                                               ---------   ---------
Balance at December 31, 2006                   $ 420,450   $ 481,745

There were no loans subject to delinquent principal or interest at December 31, 2006 or 2005.

NOTE 8 EQUITY INVESTMENTS

The following table is a summary of the Company's equity investments for the year ended December 31, 2006:

                                                          Dynamic
                       BlackRock                           India
                        Diamond    Carbon I   Carbon II   Fund IV     Total
                       ---------   --------   ---------   -------   --------
Balance at
   December 31, 2005   $ 51,004    $ 18,458   $ 41,188    $   --    $110,650
Contributions to
   Investments           41,901          --     32,782     3,850      78,533
Distributions from
   Investments           (2,774)    (16,238)   (15,455)       --     (34,467)
Equity earnings          15,763         924     10,744        --      27,431
                       --------    --------   --------    ------   ---------
Balance at
   December 31, 2006   $105,894    $  3,144   $ 69,259    $3,850    $182,147
                       ========    ========   ========    ======   =========

At December 31, 2006, the Company owned approximately 20% of Carbon I. The Company also owned approximately 26% of Carbon II at December 31, 2006. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 14 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares in Carbon I. On July 12, 2004, the investment period expired and as repayments occur, capital will be returned to investors. The Company's investment in Carbon I at December 31, 2006 and 2005 was $3,144 and $18,458, respectively.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II. The Company's investment in Carbon II at December 31, 2006 and 2005 was $69,259 and $41,188, respectively. The Company's remaining commitment to Carbon II at December 31, 2006 was $28,958.

The following table summarizes the loan investments held by the Carbon Capital Funds at December 31, 2006 and 2005.

                             Loan Outstanding               Weighted
                  -------------------------------------     Average
                  December 31, 2006   December 31, 2005      Yield
                  -----------------   -----------------   -----------
 Property Type      Amount      %       Amount      %     2006   2005
 -------------     --------   -----    --------   -----   ----   ----
Office             $162,759    23.1%   $128,802    23.0%  10.5%  10.1%
Residential         138,713    19.7     192,604    34.3   12.3   10.3
Retail               73,184    10.4      57,791    10.3    9.7   13.2
Hotel               241,086    34.2     146,710    26.1   12.1   12.8
Storage                  --      --      10,171     1.8     --   16.4
Land                 53,500     7.6      25,000     4.5   12.6   15.2
Other Mixed Use      35,384     5.0          --      --    8.8     --
                   --------   -----    --------   -----   ----   ----
Total              $704,626   100.0%   $561,078   100.0%  11.4%  11.5%
                   --------   -----    --------   -----   ----   ----

At December 31, 2006, all commercial real estate loans owned directly by the Company were performing in line with expectations. As previously reported, investments held by Carbon II include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006. The default was subsequently cured. On March 9, 2007, the loan matured. The borrower did not repay the loan on the due date. In addition, the senior mortgage holder did not grant the borrower's request for extension of time to accommodate a sale of the property or refinancing of the loan. As a result, the loan is in default. The Company believes the underlying asset is sufficient collateral to repay the Company's loan in full. The underlying property is a hotel located in the South Beach area of Miami, Florida.

During February 2007, two other loans held by Carbon II defaulted. The aggregate carrying value of the two loans on Carbon II's consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties for both loans are multi-family assets being converted to condominiums that are located in Florida. Carbon II is negotiating a workout arrangement with the borrower for one loan, whereby the borrower will cure its default and make additional capital contributions to sustain the property while the borrower continues its sales program. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at this time.

For the second loan, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower has indicated it will not contribute additional capital to sustain the rental property until such time as the condominium market recovers. As a result, Carbon II is expected to take title to the property and currently intends to operate it as a rental property while preparing the property for sale. Based on the credit analysis performed for this property, Carbon II has established a loan loss reserve of $5,180 for the loan, of which the Company's share is $1,361. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. At December 31, 2006, 93% of the commitment has been called and the Company owned approximately 21% of BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2006 was $105,894. At December 31, 2006, the Company had $7,397 of remaining capital commitments to BlackRock Diamond, all of which was called in January 2007.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. On February 13, 2006, the Company received a notice calling 35% of its commitment.

Combined summarized financial information of the unconsolidated equity investments of the Company is as follows:

                                                         December 31,
                                                    ---------------------
                                                       2006        2005
                                                    ----------   --------
Combined Balance Sheets:
   Real estate property, at fair value              $  680,134   $273,432
   Commercial mortgage loans, net                      699,444    561,078
   Other assets                                        138,060    101,947
                                                    ----------   --------
      Total Assets                                  $1,517,638   $936,457
                                                    ==========   ========
   Secured borrowings                               $  654,385   $402,876
   Other liabilities                                    90,581    105,507
   Partners', members' and stockholders' equity        772,672    428,074
                                                    ----------   --------
      Total liabilities, partners', members', and
         stockholders' equity                       $1,157,638   $936,457
                                                    ==========   ========
The Company's share of equity                       $  182,147   $110,650
                                                    ==========   ========

                                      For the year ended December 31,
                                      -------------------------------
                                          2006      2005      2004
                                        -------   -------   -------
Combined Statements of Operations:
   Income                               $95,470   $82,973   $49,107
                                        -------   -------   -------
   Expenses
      Interest expense                   42,483    21,834     7,731
      Depreciation and amortization          --        --     1,274
      Operating expenses                 22,506    16,250     6,752
                                        -------   -------   -------
         Total expenses                  64,989    38,084    15,757
                                        -------   -------   -------
   Realized/Unrealized gain              57,677    17,124        --
                                        -------   -------   -------
   Net Income                           $88,158   $62,013   $33,350
                                        =======   =======   =======
The Company's share of net income       $27,431   $12,146   $ 8,157
                                        =======   =======   =======

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

NOTE 10 BORROWINGS

The Company's borrowings consist of credit facilities, CDOs, senior unsecured notes, trust preferred securities, reverse repurchase agreements, and commercial mortgage loan pools.

Certain information with respect to the Company's borrowings at December 31, 2006 is summarized as follows:

                                        Reverse                   Commercial                    Senior        Trust
                                      Repurchase     Credit     Mortgage Loan                 Unsecured      Preferred      Total
                                      Agreements   Facilities       Pools          CDOs         Notes       Securities   Borrowings
                                      ----------   ----------   -------------   ----------   -----------   -----------   ----------
Outstanding borrowings                 $799,669     $75,447      $1,250,503     $1,812,574   $    75,000   $   180,477   $4,193,670
Weighted average borrowing rate            5.37%       6.69%           3.99%          6.02%         7.20%         7.64%        5.39%
Weighted average remaining maturity     78 days     193 days      5.8 years      7.0 years    10.0 years    29.1 years    6.3 years
Estimated fair value of assets
   pledged                             $854,074     $88,876      $1,271,014     $2,096,455            --            --   $4,310,419

At December 31, 2006, the Company's borrowings had the following remaining maturities:

                           Reverse                 Commercial                  Senior       Trust
                         Repurchase     Credit      Mortgage                 Unsecured    Preferred      Total
                         Agreements   Facilities   Loan Pools      CDOs*       Notes     Securities   Borrowings
                         ----------   ----------   ----------   ----------   ---------   ----------   ----------
Within 30 days            $ 18,700      $27,569    $       --   $       --    $    --     $     --    $   46,269
31 to 59 days                   --           --            --           --         --           --            --
60 days to less than 1
   year                    780,969       33,893            --           --         --           --       814,862
1 year to 3 years               --       13,985            --           --         --           --        13,985
3 years to 5 years              --           --            --           --         --           --            --
Over 5 years                    --           --     1,250,503    1,812,574     75,000      180,477     3,318,554
                          --------      -------    ----------   ----------    -------     --------    ----------
                          $799,669      $75,447    $1,250,503   $1,812,574    $75,000     $180,477    $4,193,670
                          ========      =======    ==========   ==========    =======     ========    ==========

* At December 31, 2006, CDOs are comprised of $405,490 of CDO debt with a weighted average remaining maturity of 5.29 years, $291,261 of CDO debt with a weighted average remaining maturity of 5.63 years, $366,019 of CDO debt with a weighted average remaining maturity of 6.39 years, $402,089 of CDO debt with a weighted average remaining maturity of 9.68 years and $347,715 of CDO debt with a weighted average remaining maturity of 7.75 years.

Information with respect to the Company's borrowings at December 31, 2005 is summarized as follows:

                               Reverse                   Commercial                    Trust
                             Repurchase      Credit       Mortgage                   Preferred       Total
                             Agreements    Facilities    Loan Pools       CDOs      Securities     Borrowings
                             ----------   -----------   -----------   -----------   -----------   ------------
Outstanding borrowings        $816,641    $   284,675   $ 1,272,931   $ 1,066,930   $    77,380   $  3,518,557
Weighted average borrowing
   rate                           4.47%          5.27%         3.97%         5.96%         7.64%          4.88%
Weighted average remaining
   maturity                    27 days     1.37 years    6.80 years    6.78 years    30.1 years    45.37 years
Estimated fair value of
   assets pledged             $897,886    $   415,501   $ 1,292,407   $ 1,227,222            --   $  3,833,016

At December 31, 2005, the Company's borrowings had the following remaining maturities:

                           Reverse                 Commercial                   Trust
                         Repurchase     Credit      Mortgage                  Preferred      Total
                         Agreements   Facilities   Loan Pools      CDOs*     Securities   Borrowings
                         ----------   ----------   ----------   ----------   ----------   ----------
Within 30 days            $796,365     $     --    $       --   $       --     $    --    $  796,365
31 to 59 days               20,276           --            --           --          --        20,276
60 days to less than 1
   year                         --      113,009            --           --          --       113,009
1 year to 3 years               --      171,666            --           --          --       171,666
3 years to 5 years              --           --            --           --          --            --
Over 5 years                    --           --     1,272,931    1,066,930      77,380     2,417,241
                          --------     --------    ----------   ----------     -------    ----------
                          $816,641     $284,675    $1,272,931   $1,066,930     $77,380    $3,518,557
                          ========     ========    ==========   ==========     =======    ==========

* Comprised of $406,208 of CDO debt with a weighted average remaining maturity of 6.29 years at December 31, 2005 and $292,807 of CDO debt with a weighted average remaining maturity of 6.68 years at December 31, 2005, and $367,915 of CDO debt with a weighted average remaining maturity of 7.39 years at December 31, 2005.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. At December 31, 2006, more than ten percent of the Company's net assets were held as collateral for reverse repurchase agreements with Citigroup Global Markets, Inc. and Lehman Brothers, Inc.

The Company's credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company's credit facilities at December 31, 2006 and 2005.

                                                 December 31, 2006                   December 31, 2005
                                         ---------------------------------   ---------------------------------
                                                                   Unused                              Unused
                              Maturity   Facility      Total     Borrowing   Facility      Total     Borrowing
                                Date      Amount    Borrowings    Capacity    Amount    Borrowings    Capacity
                              --------   --------   ----------   ---------   --------   ----------   ---------
Greenwich Capital, Inc. (1)     7/7/07   $ 75,000*    $12,064     $     --   $ 75,000    $ 75,000     $    --
Deutsche Bank, AG (2)         12/20/07    200,000     $49,398     $150,602    200,000    $181,875     $18,125
Bank of America, N.A.(3)       9/17/08   $100,000     $    --     $100,000        n/a         n/a         n/a
Morgan Stanley Bank (3)(4)     2/16/08   $200,000     $13,985     $186,015   $ 27,800    $ 27,800          --
                                         --------     -------     --------   --------    --------     -------
                                         $575,000     $75,447     $436,617   $302,800    $284,675     $18,125
                                         ========     =======     ========   ========    ========     =======

*    Commitment expired December 23, 2006. No new borrowings permitted.

(1)  USD only

(2)  Multicurrency

(3)  Non-USD only

(4) Can be increased up to $15,000 based on the change in exchange rates of the non-U.S. dollar loans. However, any amounts drawn under this provision must be repaid in ninety days.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on a book value of $305,000 in accordance with generally accepted accounting principles in the United States of America ("GAAP"), a maximum recourse debt-to-equity of 3.0 to 1, a minimum cash requirement based upon certain debt-to-equity ratios. During the first quarter of 2007, the Company amended the debt service coverage ratio covenant on its committed debt facilities. The terms of the calculation were revised and the debt service coverage ratio was reduced from 1.75 to 1.20. The revised calculation better reflects the Company's ability to service debt on a cash basis. At December 31, 2006 and 2005, the Company was in compliance with all other covenants.

CDOs

On May 29, 2002, the Company issued ten tranches of secured debt through CDO I. In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt, at December 31, 2006, is $405,490. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 5.3 years at December 31, 2006. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.3%. The Company incurred $9,890 of issuance costs that will be amortized over the weighted average life of CDO I. CDO I was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2006 of the collateral securing CDO I consisted of 78.2% CMBS rated B or higher and 21.8% REIT debt rated BBB or higher. At December 31, 2006, the collateral securing CDO I had a fair value of $516,347.

On December 10, 2002, the Company issued seven tranches of secured debt through CDO II. In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $280,783 secured by the subsidiary's assets. In July 2004, the Company sold a CDO II bond with a par of

$12,850 that it had previously retained. Before the sale of this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. The adjusted issue price of the CDO II debt at December 31, 2006 is $291,261. Five tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 5.6 years at December 31, 2006. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO II of approximately 6.0%. The Company incurred $6,004 of issuance costs that will be amortized over the weighted average life of CDO II. CDO II was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2006 of the collateral securing CDO II consisted of 81.4% CMBS rated B or higher and 18.6% REIT debt rated BBB or higher. At December 31, 2006, the collateral securing CDO II had a fair value of $358,447.

On March 30, 2004, the Company issued eleven tranches of secured debt through CDO III. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $372,456 secured by the subsidiary's assets. The adjusted issue price of the CDO III debt, at December 31, 2006, is $366,019. Five tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of
6.4 years at December 31, 2006. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO III of approximately 5.0%. The Company incurred $2,006 of issuance costs that will be amortized over the weighted average life of CDO III. CDO III was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT. The par amount at December 31, 2006 of the collateral securing CDO III consisted of 84.3% CMBS rated B or higher and 15.7% REIT debt rated BBB or higher. At December 31, 2006, the collateral securing CDO III had a fair value of $391,061.

On May 23, 2006, the Company issued nine tranches of secured debt through CDO HY3. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $417,000 secured by the subsidiary's assets. The adjusted issue price of the CDO HY3 debt at December 31, 2006 is $402,089. Three tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of
9.7 years at December 31, 2006. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO HY3 of approximately 6.4%. The Company incurred $7,057 of issuance costs that will be amortized over the weighted average life of CDO HY3. CDO HY3was structured to match fund the cash flows from a significant portion of the Company's CMBS and commercial real estate loans. The par amount at December 31, 2006 of the collateral securing CDO HY3 consisted of 75.6% CMBS rated B or higher and 24.4% commercial real estate loans. At December 31, 2006, the collateral securing CDO HY3 had a fair value of $449,649.

On December 14, 2006, the Company closed its seventh CDO ("Euro CDO"). The Euro CDO sold E263,500 of non-recourse debt at a weighted average spread to Euro Libor of 60 basis points. The E263,500 consists of E251,000 of investment grade debt at a weighted average spread to Euro Libor of 50 basis points and E12,500 of below investment grade debt. The Company retained an additional E12,500 of below investment grade debt and all of Euro CDO's preferred shares. The Company incurred E3,489 of issuance costs that will be amortized over the weighted average life of Euro CDO. This transaction represents the Company's seventh CDO. The previous six were U.S. dollar denominated.

Senior Unsecured Notes

During October 2006, the Company issued $75,000 of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Trust Preferred Securities

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

The Company's interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company's financial statements. Interest on the junior subordinated notes is included in interest expense on the consolidated statements of operation while the common securities are included as a component of other assets on the Company's consolidated statement of financial condition.

NOTE 11 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at December 31, 2006 and 2005:

                                          December 31, 2006                      December 31, 2005
                                ------------------------------------   --------------------------------------
                                 Notional     Carrying     Estimated    Notional      Carrying     Estimated
                                  Amount        Value     Fair Value     Amount         Value      Fair Value
                                ----------   ----------   ----------   ----------   -----------   -----------
Securities available-for-sale   $       --   $2,615,856   $2,615,856   $       --   $ 2,076,936   $ 2,076,936
Securities held-for-trading             --      154,587      154,587           --       187,473       187,473
Commercial mortgage loans               --      481,745      481,745           --       365,806       365,806
Secured borrowings                      --      875,116      875,116           --     1,101,316     1,101,316
CDO borrowings                          --    1,812,574    1,834,787           --     1,066,930     1,090,927
Commercial mortgage loan pool
   borrowings                           --    1,250,503    1,250,503           --     1,272,931     1,272,931
Senior unsecured notes                  --       75,000       75,000
Junior subordinated notes               --      180,477      180,477           --        77,380        77,380
Currency forward contracts              --       (2,659)      (2,659)          --         1,108         1,108
Currency swap agreements                --         (240)        (240)          --            --            --
Interest rate swap agreements    1,843,144       15,274       15,274    1,558,398        20,845        20,845

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

NOTE 12 PREFERRED STOCK

The Series B Preferred Stock was redeemed on May 6, 2004. The consolidated statement of operations for 2004 includes a charge of $10,508 for the redemption of the Company's Series B Preferred Stock.

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option. The Series D Preferred Stock will pay an annual dividend of 8.25%.

At December 31, 2006, the Company had 94,394,003 authorized and un-issued shares of preferred stock. Following the issuance of the Series D Preferred Stock on February 12, 2007, the Company had 90,944,003 authorized and un-issued shares of preferred stock.

NOTE 13 COMMON STOCK

On August 18, 2005, the Company completed a follow-on offering of 1,725,000 shares of its Common Stock, at a price of $11.59 per share, which included a 15% over-allotment option exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were $19,125.

The following table summarizes Common Stock issued by the Company for the years ended December 31, 2006 and 2005:

                                       2006                       2005
                             ------------------------   ------------------------
                               Shares    Net Proceeds     Shares    Net Proceeds
                             ---------   ------------   ---------   ------------
Dividend Reinvestment Plan     608,747      $ 6,517     1,318,568      $14,327
Follow-on offerings                 --           --     1,725,000       19,125
Sales agency agreement         664,900        8,625            --           --
Director compensation            5,000           64         6,000           70
Incentive fees                 189,077        2,100            --           --
Stock options                   24,700          209            --           --
                             ---------      -------     ---------      -------
Total                        1,492,424      $17,515     3,049,568      $33,522
                             =========      =======     =========      =======

The following table summarizes dividends declared and paid by the Company for the years ended December 31, 2006, 2005, and 2004:

                    Dividend                      Paid in
       Dividend   Declared per      Paid in     Subsequent
Year   Declared       Share      Current Year    Year (1)
----   --------   ------------   ------------   ----------
2006    $66,017       $1.15         $49,246       $16,771
2005    $61,168       $1.12         $45,394       $15,774
2004    $58,208       $1.12         $43,287       $14,920

(1)  Paid on February 1

Dividends related to 2006, 2005 and 2004 were 100% ordinary income.

NOTE 14 TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager and the Company's officers manage the Company's day-to-day investment operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company's officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company's assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.37 per common share at December 31, 2006). Additionally, up to 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding was paid to the Manager in 2006.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 30, 2008 at the Board's March 2007 meeting.

The following is a summary of management and incentive fees incurred for the years ended December 31, 2006, 2005, and 2004:

                                      For the Year Ended December 31,
                                      -------------------------------
                                           2006      2005     2004
                                         -------   -------   ------
Management fee                           $12,617   $10,974   $8,956
Incentive fee                              5,919     4,290       --
Incentive fee- stock based                 2,761        --       --
                                         -------   -------   ------
Total management and incentive fees      $21,297   $15,264   $8,956
                                         =======   =======   ======

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2006, 2005, and 2004, the Company paid administration fees of $234, $209, and $174, respectively, which are included in general and administrative expense on the accompanying statement of operations. No payments were made in each of the three years in the period ended December 31, 2006 under the accounting services agreement.

The special servicer on 25 of the Company's 29 Controlling Class trusts is Midland, a wholly owned indirect subsidiary of PNC Bank, and therefore a related party to the Manager. The Company's fees for Midland's services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. During February 2006, the Company increased its capital commitments by an additional $25,000. At December 31, 2006, 93% of the commitment has been called and the Company owned approximately 21% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager related to its investment in BlackRock Diamond. The Company's investment in BlackRock Diamond at December 31, 2006 was $105,894. At December 31, 2006, the Company had $7,397 of remaining capital commitments to BlackRock Diamond, all of which was called in January 2007.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at December 31, 2006 was $3,144. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On December 31, 2006, the Company owned approximately 20% of the outstanding shares in Carbon I. The Company's unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At December 31, 2006, the Company's investment in Carbon II was $69,259 and the Company's remaining commitment to Carbon II is $28,958. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On December 31, 2006, the

Company owned approximately 26% of the outstanding shares in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At December 31, 2006, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.

NOTE 15 STOCK OPTIONS

The Company has adopted a stock option plan (the "1998 Stock Option Plan") that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code and non-qualified stock options, stock appreciation rights and dividend equivalent rights. Stock options may be granted to the Manager, directors and officers of the Company and directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company.

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

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

                                                 2006                           2005                           2004
                                     ----------------------------   ----------------------------   ----------------------------
                                                 Weighted-Average               Weighted-Average               Weighted-Average
                                       Shares     Exercise Price      Shares     Exercise Price      Shares      Exercise Price
                                     ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at January 1             1,417,851        $14.87        1,417,851        $14.87        1,468,351        $14.75
Granted                                     --            --               --            --            5,000         11.81
Exercised                              (24,700)         8.45               --            --          (30,000)         8.44
Cancelled                               (1,000)        11.81               --            --          (25,500)        15.00
Outstanding at December 31           1,392,151        $14.98        1,417,851        $14.87        1,417,851        $14.87
                                     =========        ======        =========        ======        =========        ======
Options exercisable at December 31   1,392,151        $14.98        1,417,851        $14.87        1,417,851        $14.87
                                     =========        ======        =========        ======        =========        ======

The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2006:

                               Remaining
  Exercise       Options      Contractual     Options
    Price      Outstanding   Life (Years)   Exercisable
  --------     -----------   ------------   -----------
$       8.44        8,000         2.2            8,000
       11.81        4,000         7.4            4,000
       15.00    1,310,851         1.2        1,310,851
       15.58       57,750         0.7           57,750
       15.83       11,550         1.2           11,550
------------    ---------         ---        ---------
$7.82-$15.83    1,392,151         1.2        1,392,151
============    =========         ===        =========

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

                            2004
                          -------
Estimated volatility         22.6%
Expected term             7 years
Risk-free interest rate       1.2%
Expected dividend yield       9.5%

There were no options granted in 2006 or 2005. Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2006 were 775,502.

NOTE 16 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under SFAS No. 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

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

Where the Company elects to apply hedge accounting, it formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the value of that asset. At December 31, 2006, the balance of such net deposits pledged to counterparties as collateral under these agreements totaled $520. At December 31, 2005, the balance of such net deposits held by the Company as collateral under these agreements totaled $1,246.

2006

During the fourth quarter, the Company changed its financing strategy to emphasize the use of 90-day reverse repurchase agreements and concurrently reduced the use of 30-day reverse repurchase agreements. The Company expects 90-day repurchase agreements to be its primary source for short-term financings in future periods. As a result of the reduction in the balance of 30-day reverse repurchase agreements, certain interest swaps that were hedging the 30-day reverse repurchase agreements were de-designated as hedges. As a result of the de-designation, the Company incurred a loss of $12,661. Of this amount, $9,433 were previously recorded in OCI and was being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. The balance of $3,228 relates to costs associated with interest rate swaps that were closed or redesignated in the fourth quarter of 2006. At December 31, 2006, a loss of $8,210 remained in OCI and $1,637 will be reclassified as an increase to interest expense over the next twelve months.

At December 31, 2006, the Company had interest rate swaps with notional amounts aggregating $1,539,699 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $24,290 are included in other assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $11,012 are included in other liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the

Company's consolidated statement of financial condition. For the year ended December 31, 2006, the net change in the estimated fair value of the interest rate swaps was an increase of $2,699, of which $262 was deemed ineffective and is included as an increase of interest expense and $2,961 was recorded as an increase of OCI. At December 31, 2006, the $1,539,699 notional of swaps that were designated as cash flow hedges had a weighted average remaining term of 7.5 years.

At December 31, 2006, the Company had interest rate swaps with notional amounts aggregating $446,599 designated as trading derivatives. Trading derivatives with an estimated fair value of $3,294 are included in other assets on the consolidated statement of financial condition and trading derivatives with a fair value of $1,537 are included in other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2006, the change in fair value for these trading derivatives was an increase of $717 and is included as an addition to gain on securities held-for-trading in the consolidated statement of operations. At December 31, 2006, the $446,599 notional of swaps, which were designated as trading derivatives, had a weighted average remaining term of 7.6 years.

At December 31, 2006, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $211 that is included in interest rate swap agreement on the consolidated statement of financial condition. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

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

During the year ended December 31, 2005, the Company terminated nine of its interest rate swaps with a notional amount of $204,300 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify the $2,034 loss in value incurred from OCI to interest expense over 8.86 years, which was the weighted average remaining term of the swaps at the time they were closed out. For the year ended December 31, 2005, $103 was reclassified as an increase to interest expense and $252 will be reclassified as an increase to interest expense for the next 12 months. As of December 31, 2005 the Company has, in aggregate, $35,530 of losses related to terminated swaps in OCI. For the year ended December 31, 2005, $6,129 was reclassified as an increase to interest expense and $6,029 will be reclassified as an increase to interest expense for the next twelve months.

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

At December 31, 2005, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $1,491 that is included in interest rate swap agreement on the consolidated statement of financial condition. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading in the consolidated statements of operations.

FOREIGN CURRENCY

The U.S. dollar is considered the functional currency for certain of the Company's international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statement of operations. The Company recorded foreign currency gain (loss) of $2,161, $(134), and $(187) for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31,2006, the Company had foreign currency forward commitments with an estimated fair value of $289,779 included in other assets and $(292,438) included in other liabilities on the consolidated statement of financial condition. At December 31,2005, the Company had foreign currency forward commitments with an estimated fair value of $71,673 included in other assets and $(70,565) included in other liabilities on the consolidated statement of financial condition.

NOTE 17 NET INTEREST INCOME

The following is a presentation of the Company net interest income for the year ended December 31, 2006, 2005 and 2004:

                                                   Year ended December 31,
                                               ------------------------------
                                                 2006       2005       2004
                                               --------   --------   --------
Interest Income:
Interest from securities available-for-sale    $171,686   $141,113   $131,342
Interest from commercial mortgage loans          41,773     23,183     11,896
Interest from commercial mortgage loan pools     52,917     54,025     39,672
Interest from securities held-for-trading         7,207     11,370     11,419
Interest from cash and cash equivalents           2,403      2,077        638
                                               --------   --------   --------
   Total interest income                        275,986    231,768    194,967
                                               --------   --------   --------
Interest Expense:
Interest                                        205,023    156,865    124,289
Interest - securities held-for-trading            7,365      6,593      3,877
                                               --------   --------   --------
   Total interest expense                       212,388    163,458    128,166
                                               --------   --------   --------
Net interest income                            $ 63,598   $ 68,310   $ 66,801
                                               ========   ========   ========

NOTE 18 NET INCOME PER SHARE

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

                                                            For the year ended December 31,
                                                        ---------------------------------------
                                                            2006          2005          2004
                                                        -----------   -----------   -----------
Numerator:
   Net income available to common stockholders          $    75,079   $    65,205   $    25,768
                                                        -----------   -----------   -----------
   Numerator for basic and diluted earnings per share   $    75,079   $    65,205   $    25,768
                                                        ===========   ===========   ===========
Denominator:
   Denominator for basic earnings per share--weighted
      average common shares outstanding                  57,182,434    54,144,243    51,766,877
   Dilutive effect of stock options                           2,364         8,577         8,903
   Dilutive effect of stock based incentive fee             216,866            --            --
                                                        -----------   -----------   -----------
   Denominator for diluted earnings per
      share--weighted average common shares
      outstanding and common stock equivalents
      outstanding                                        57,401,664    54,152,820    51,775,780
                                                        ===========   ===========   ===========
Basic net income per weighted average common share:     $      1.31   $      1.20   $      0.50
                                                        -----------   -----------   -----------
Diluted net income per weighted average common stock
      and common stock equivalents:                     $      1.31   $      1.20   $      0.50
                                                        -----------   -----------   -----------

Total anti-dilutive stock options and warrants excluded from the calculation of net income per share were $1,380,151, 1,375,151, and 1,385,151 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 19 SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:

                                                                      Quarters Ending
                                      ------------------------------------------------------------------------------
                                           March 31            June 30           September 30         December 31
                                      -----------------   -----------------   -----------------   ------------------
                                        2006      2005      2006      2005      2006      2005      2006      2005
                                      -------   -------   -------   -------   -------   -------   -------   --------
Total Income                          $71,743   $57,308   $77,441   $58,125   $74,553   $61,938   $79,680   $ 66,543
                                      -------   -------   -------   -------   -------   -------   -------   --------
Expenses:
   Interest                            46,524    36,504    51,358    38,970    56,060    42,804    58,446     45,180
   Management fee and Other             5,323     3,399     6,638     3,599     5,320     3,732     8,549      8,451
                                      -------   -------   -------   -------   -------   -------   -------   --------
      Total Expenses                   51,847    39,903    57,996    42,569    61,380    46,536    66,995     53,631
                                      -------   -------   -------   -------   -------   -------   -------   --------
Gain (loss) on sale of securities          32        10       (93)       47       446        31    28,647     16,455
   available-for-sale
Dedesignation of derivative
   instruments                             --        --        --        --        --        --   (12,661)
Gain (loss) on securities
   held-for-trading                       950    (1,372)    1,365    (1,306)      (18)      897       957       (218)
Foreign currency gain (loss)               43      (168)      271      (176)      682        87     1,165        123
Loss on impairment of assets             (781)     (159)   (4,653)   (3,072)     (361)       --    (2,085)    (1,857)
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income from continuing operations      20,140    15,716    16,335    11,049    13,922    16,417    28,708     27,415
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income from discontinued operations        --        --     1,366        --        --        --        --         --
                                      -------   -------   -------   -------   -------   -------   -------   --------
Net income                            $20,140   $15,716   $17,701   $11,049   $13,922   $16,417   $28,708   $ 27,415
                                      -------   -------   -------   -------   -------   -------   -------   --------
Dividends on convertible preferred
   stock                                1,348     1,348     1,348     1,348     1,348     1,348     1,348      1,348
                                      -------   -------   -------   -------   -------   -------   -------   --------
Net income available to common
   stockholders                       $18,792   $14,368   $16,353   $ 9,701   $12,574   $15,069   $27,360   $ 26,067
                                      =======   =======   =======   =======   =======   =======   =======   ========
Net income per share, basic:          $  0.33   $  0.27   $  0.29   $  0.18   $  0.22   $  0.28   $  0.47   $   0.47
                                      =======   =======   =======   =======   =======   =======   =======   ========
Net income per share, diluted:        $  0.33   $  0.27   $  0.29   $  0.18   $  0.22   $  0.28   $  0.47   $   0.47
                                      =======   =======   =======   =======   =======   =======   =======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2006.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
     REGISTRANT

Information regarding directors of the Company, including its audit committee and audit committee financial experts, and its executive officers and compliance with Section 16(a) of the Exchange Act will be in the Company's Proxy Statement and is incorporated herein by reference.

The Company has adopted Codes of Business Conduct and Ethics that govern both the Company's senior officers, including the Company's chief executive officer and chief financial officer, and employees. Copies of the Company's Codes of Business Conduct and Ethics are available on the Company's website at www.anthracitecapital.com and may also be obtained upon request without charge by writing to the Secretary of the Company, Anthracite Capital, Inc., 40 East 52nd Street, New York, NY 10022. The Company will post to its website any amendments to the Codes of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Copies of the Company's Corporate Governance Guidelines and the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company's website and may also be obtained upon request without charge as described in the preceding paragraph.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Officers" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Officers" and other information relating to security ownership of certain beneficial owners of the Company's Common Stock and of the Company's management in the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions" and the information regarding director independence under the caption "Corporate Governance" in the Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Independent Registered Public Accounting Firm" and other information regarding principal accountant fees and services in the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  List of documents filed as part of this report:

          (1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

               See the Index to Financial Statements at Item 8 of this report.

          (2)  Financial Statement Schedules

               All financial statement schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

          (3)  List of Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------
3.1           Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999, filed on March 29,
              2000)

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No.
              333-40813) filed on March 18, 1998)

3.3           Articles Supplementary of the Company establishing 9.375% Series C
              Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 30, 2003)

3.4           Articles Supplementary of the Company establishing 8.25% Series D
              Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
              8-A, filed on February 12, 2007)

4.1 Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.2 Junior Subordinated Indenture, dated as of January 31, 2006, between the Company and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December
              31, 2005, filed on March 16, 2006)

4.3 Junior Subordinated Indenture, dated as of March 16, 2006, between the Company and Wilmington Trust Company, as trustee
              (incorporated by reference to Exhibit 4.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2006, filed on May 10, 2006)

4.4           Amended and Restated Trust Agreement, dated as of September 26,
              2005, among the Company, as depositor, Wells Fargo Bank, National
              Association, as property trustee, Wells Fargo Delaware Trust
              Company, as Delaware trustee, and three administrative trustees, each of whom is an officer of the Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form
              10-K for the year ended December 31, 2005, filed on March 16,
              2006)

4.5           Amended and Restated Trust Agreement, dated as of January 31,
              2006, among the Company, as depositor, JPMorgan Chase Bank,
              National Association, as property trustee, Chase Bank USA,
              National Association, as Delaware trustee, and three administrative trustees, each of whom is an officer of the Company
              (incorporated by reference to Exhibit 4.5 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.6 Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the three administrative trustees, each of whom is an officer of the Company (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2006, filed on May 10, 2006)

10.1*         Amended and Restated Investment Advisory Agreement, dated as of
              March 15, 2007, between the Company and BlackRock Financial
              Management, Inc.

10.2*         Amended and Restated Accounting Services Agreement, dated as of
              March 15, 2007, between the Company and BlackRock Financial
              Management, Inc.

10.3*         Amended and Restated Administration Agreement, dated as of March
              15, 2007, between the Company and BlackRock Financial Management,
              Inc.

10.4 Form of 1998 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (File No. 333-40813) filed on March 18, 1998)

10.5*         Form of 2006 Stock Award and Incentive Plan

10.6          Multicurrency Revolving Facility Agreement, dated as of February
              14, 2006, among AHR Capital MS Limited, as borrower, Morgan
              Stanley Mortgage Servicing Inc., as security trustee and Morgan
              Stanley Bank, as initial lender and agent (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form
              10-K for the year ended December 31, 2005, filed on March 16,
              2006)

10.7          Multicurrency Revolving Facility Agreement, dated as of March 17,
              2006, among AHR Capital BofA Limited, as borrower, the Company, as borrower agent, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended March 31, 2006, filed on May 10,
              2006)

10.8a Parent Guaranty, dated as of March 17, 2006, executed by the Company, as guarantor, in favor of Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1a to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.8b         Amendment No. 1, dated as of February 23, 2007, to Parent
              Guaranty, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1b to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.9 Master Repurchase Agreement, dated as of December 23, 2004, between Anthracite Funding, LLC, as seller, and Deutsche Bank AG,
              Cayman Islands Branch, as buyer

10.10a Guaranty, dated as of December 23, 2004, executed by the Company, as guarantor

10.10b Amendment, dated as of February 27, 2007, to Guaranty, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.11 Annex I to Master Repurchase Agreement, dated as of July 8, 2002, between Anthracite Funding LLC and Deutsche Bank AG, Cayman
              Islands

10.12         Letter agreement, dated as of July 1, 2006 to Master Repurchase
              Agreement, dated as of July 8, 2002 between the Company, as seller, and Greenwich Capital Financial Products, Inc., as buyer
              (incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006)

12.1*         Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends

21.1*         List of subsidiaries of the Company as of December 31, 2006

23.1*         Consent of Deloitte & Touche LLP, Independent Registered Public
              Accounting Firm

24.1*         Powers of Attorney (included on signature page hereto)

31.1*         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1* Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANTHRACITE CAPITAL, INC.


Date: March 16, 2007                    By: /s/ Christopher A. Milner
                                            ------------------------------------
                                            Christopher A. Milner
                                            Chief Executive Officer
                                            (duly authorized representative)

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard M. Shea his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 16, 2007                    By: /s/ Christopher A. Milner
                                            ------------------------------------
                                            Christopher A. Milner
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 16, 2007                    By: /s/ James J. Lillis
                                            ------------------------------------
                                            James J. Lillis
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Date: March 16, 2007                    By: /s/ Ralph L. Schlosstein
                                            ------------------------------------
                                            Ralph L. Schlosstein
                                            Chairman of the Board of Directors

Date: March 16, 2007                    By: /s/ Scott M. Amero
                                            ------------------------------------
                                            Scott M. Amero
                                            Director


Date: March 16, 2007                    By: /s/ Hugh R. Frater
                                            ------------------------------------
                                            Hugh R. Frater
                                            Director


Date: March 16, 2007                    By: /s/ Donald G. Drapkin
                                            ------------------------------------
                                            Donald G. Drapkin
                                            Director


Date: March 16, 2007                    By: /s/ Carl F. Geuther
                                            ------------------------------------
                                            Carl F. Geuther
                                            Director


Date: March 16, 2007                    By: /s/ Jeffrey C. Keil
                                            ------------------------------------
                                            Jeffrey C. Keil
                                            Director


Date: March 16, 2007                    By: /s/ Leon T. Kendall
                                            ------------------------------------
                                            Leon T. Kendall
                                            Director


Date: March 16, 2007                    By: /s/ Deborah J. Lucas
                                            ------------------------------------
                                            Deborah J. Lucas
                                            Director