Form 10-Q
period 2007-03-31
ANTHRACITE CAPITAL INC
filed 2007-05-10
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

Commission File Number 001-13937

ANTHRACITE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3978906 (I.R.S. Employer Identification No.)
40 East 52nd Street, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(Registrant's telephone number including area code):   (212) 810-3333

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

At May 9, 2007, 58,370,881 shares of common stock ($.001 par value per share) were outstanding.

ANTHRACITE CAPITAL, INC.
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. Anthracite Capital, Inc. (the “Company”) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in Anthracite’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) the introduction, withdrawal, success and timing of business initiatives and strategies;
(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of Anthracite’s assets;
(3) the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (“BlackRock”), Anthracite’s Manager;
(4) the impact of increased competition;
(5) the impact of future acquisitions or divestitures;
(6) the unfavorable resolution of legal proceedings;
(7) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to Anthracite or BlackRock;
(8) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and Anthracite;
(9) the ability of BlackRock to attract and retain highly talented professionals;
(10) fluctuations in foreign currency exchange rates; and
(11) the impact of changes to tax legislation and, generally, the tax position of the Company.

Anthracite’s Annual Report on Form 10-K for the year ended December 31, 2006 and Anthracite’s subsequent reports filed with the SEC, accessible on the SEC's website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share data)

	March 31, 2007		December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents		$53,816		$66,388
Restricted cash equivalents		8,627		59,801
Securities available-for-sale, at fair value
Subordinated commercial mortgage-backed securities (“CMBS”)	$990,226		$883,432
Investment grade CMBS	1,607,096		1,588,284
RMBS	138,471		144,140
Total securities available-for-sale		2,735,793		2,615,856
Commercial mortgage loan pools, at amortized cost		1,257,631		1,271,014
Securities held-for-trading, at estimated fair value
CMBS	21,492		22,383
RMBS	1,001		132,204
Total securities held-for-trading		22,493		154,587
Commercial mortgage loans, net		674,094		481,745
Equity investments		211,475		182,147
Derivative instruments, at fair value		356,982		317,574
Other assets		67,475		69,151
Total Assets		$5,388,386		$5,218,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
Collateralized debt obligations (“CDOs”)	$1,828,168		$1,812,574
Secured by pledge of subordinated CMBS	81,763		48,628
Secured by pledge of other securities available-for-sale and cash equivalents	634,396		666,275
Secured by pledge of commercial mortgage loan pools	1,243,124		1,256,897
Secured by pledge of securities held-for-trading	-		127,249
Secured by pledge of commercial mortgage loans	116,810		26,570
Senior unsecured notes	75,000		75,000
Junior subordinated notes to subsidiary trust issuing preferred Securities	180,477		180,477
Total borrowings		4,159,738		4,193,670
Payable for investments purchased		75,920		23,796
Distributions payable		18,742		17,669
Derivative instruments, at fair value		350,730		304,987
Other liabilities		34,161		22,032
Total Liabilities		4,639,291		4,562,154

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 58,322,480 shares issued and outstanding in 2007; 57,830,964 shares issued and outstanding in 2006		58		58
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred stock, liquidation preference $86,250		83,306		-
Additional paid-in capital		635,766		629,785
Distributions in excess of earnings		(113,888)		(120,976)
Accumulated other comprehensive income		88,418		91,807
Total Stockholders’ Equity		749,095		656,109
Total Liabilities and Stockholders’ Equity		$5,388,386		$5,218,263

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31,
	2007	2006
Income:
Interest from securities available-for-sale	$46,674	$38,897
Interest from commercial mortgage loans	11,166	8,015
Interest from commercial mortgage loan pools	13,132	13,227
Interest from securities held-for-trading	1,506	1,925
Earnings from equity investments	9,956	9,342
Interest from cash and cash equivalents	924	337
Total Income	83,358	71,743

Expenses:
Interest	54,365	44,632
Interest - securities held-for-trading	1,474	1,893
Management and incentive fees	6,953	4,219
General and administrative expense	1,305	1,104
Total Expenses	64,097	51,848

Other gains:
Sale of securities available-for-sale	6,750	34
Securities held-for-trading	(17)	950
Foreign currency gain	1,484	44
Loss on impairment of assets	(1,198)	(781)
Total Other Gains	7,019	247

Net income	26,280	20,142

Dividends on Preferred Stock	(2,277)	(1,348)
Net income available to Common Stockholders	$24,003	$18,794

Net income per common share, basic	$0.41	$0.33

Net income per common share, diluted	$0.41	$0.33

Weighted average number of shares outstanding:
Basic	57,853,694	56,671,961
Diluted	58,139,455	56,677,680

Dividend declared per share of Common Stock	$0.29	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2007
(in thousands)

	Common Stock, Par Value	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2007	$58	$55,435		$629,785	$(120,976)	$91,807		$656,109
Net Income					26,280		$26,280	26,280
Unrealized gain on cash flow hedges						(4,920)	(4,920)	(4,920)
Reclassification adjustments from cash flow hedges included in net loss						408	408	408
Foreign currency translation						61	61	61
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						1,062	1,062	1,062
Other comprehensive income							(3,389)
Comprehensive income							22,891
Dividends declared-common stock					(16,915)			(16,914)
Dividends on preferred stock					(2,277)			(2,278)
Issuance of common stock	-			5,981				5,981
Issuance of preferred stock			$83,306					83,306

Balance at March 31, 2007	$58	$55,435	$83,306	$635,766	$(113,888)	$88,418		$749,095

Disclosure of reclassification adjustment:	For the three months ended March 31,
2007
Unrealized holding gain (loss) on securities available-for-sale	$(5,688)
Reclassification for realized gains previously recorded as unrealized	6,750
$1,062

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31,2007	For the Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income	$26,280	$20,142
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in trading securities	132,076	11,904
Net (gain) on sale of securities	(6,733)	(984)
Earnings from subsidiary trust	(103)	(79)
Distributions from subsidiary trust	105	51
Earnings from equity investments	(9,956)	(9,342)
Distributions of earnings from equity investments	3,637	6,862
Amortization of collateralized debt obligation issuance costs	819	553
Amortization of junior subordinated note issuance costs	46	30
Amortization of senior unsecured notes issuance costs	34	-
(Discount accretion) Premium amortization, net	(634)	136
Loss on impairment of assets	1,198	781
Unrealized net foreign currency gain	(563)	(390)
Non-cash management and incentive fees	709	351
Proceeds from sale of interest rate swap agreements	1,693	-
Decrease in other assets	1,590	16,329
Increase (decrease) in other liabilities	15,853	(3,445)
Net cash provided by operating activities	166,051	42,899
Cash flows from investing activities:
Purchase of securities available-for-sale	(125,060)	(322,642)
Proceeds from sale of securities available-for-sale	48,984	-
Principal payments received on securities available-for-sale	14,504	12,538
Repayments received from commercial mortgage loan pools	10,064	2,115
Purchase of real estate held-for-sale	-	(5,435)
Funding of commercial mortgage loans	(194,509)	(48,883)
Repayments received from commercial mortgage loans	9,478	48,385
Decrease in restricted cash equivalents	51,174	117
Return of capital from equity investments	-	11,857
Investment in equity investments	(23,009)	(48,216)
Net cash used in investing activities	(208,374)	(350,104)
Cash flows from financing activities:
Net (decrease) increase in borrowings under reverse repurchase agreements and credit facilities	(36,630)	210,619
Repayments of borrowings secured by commercial mortgage loan pools	(10,140)	(1,908)
Issuance of collateralized debt obligations	11,476	-
Repayments of collateralized debt obligations	(851)	(603)
Issuance costs for collateralized debt obligations	(838)	-
Issuance of junior subordinated notes to subsidiary trust	-	100,000
Issuance costs of junior subordinated notes	-	(3,075)
Dividends paid on preferred stock	(1,348)	(1,348)
Proceeds from issuance of preferred stock, net of offering costs	83,306	-
Proceeds from issuance of common stock, net of offering costs	1,548	6,329
Dividends paid on common stock	(16,772)	(15,775)
Net cash provided by financing activities	29,751	294,239

Net decrease in cash and cash equivalents	(12,572)	(12,966)
Cash and cash equivalents, beginning of period	66,388	40,556
Cash and cash equivalents, end of period	$53,816	$27,590

	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$52,910	$44,129
Investments purchased not settled	$54,562	$20,660
Commercial mortgage loans purchased not settled	$21,358	-

Supplemental disclosure of non-cash investing and financing activities:
Investment in subsidiary trust	-	$3,097
Incentive fees paid by the issuance of common stock	$4,433	$1,287

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the "Company") is a specialty finance company that invests in commercial real estate assets on a global basis. The Company primarily generates income based on the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the United States Internal Revenue Code of 1986, as amended (the "Code") and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company’s ongoing investment activities primarily encompass three core investment activities:
1) Commercial Real Estate Securities
2) Commercial Real Estate Loans
3) Commercial Real Estate Equity

The accompanying March 31, 2007 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation and credit analysis related to certain of the Company's mortgage-backed securities, commercial mortgage loans, and certain other investments.

Recent Accounting Developments

Fair Value Accounting

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159.

Reverse Repurchase Agreements

Accounting standard setters are currently reviewing the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the accounting standard setters’ deliberations, the Company may be precluded from presenting the assets gross on the Company’s consolidated statement of financial condition and should instead be treating the Company’s net investment in such assets as a derivative.  If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company’s consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes net equity would not be materially affected. At March 31, 2007, the Company has identified available-for-sale securities with a fair value of approximately $49,007 which had been purchased from and financed with reverse repurchase agreements totaling approximately $37,962 with the same counterparty since their purchase.  If the Company were to change the current accounting treatment for these transactions at March 31, 2007, total assets and total liabilities would be reduced by approximately $37,962.

Variable Interest Entities

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entitites (“VIEs”) in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. All inter-company balances and transactions have been eliminated in consolidation.

The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (“QSPE”) criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

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
• Clarification regarding interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157.

Note 2   NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

	For the three months ended March 31,
	2007	2006
Numerator:
Net income available to common stockholders	$24,003	$18,794
Numerator for basic and diluted earnings per share	$24,003	$18,794
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	57,853,694	56,671,961
Dilutive effect of stock options	3,032	5,718
Dilutive effect of stock based incentive fee	282,729	-
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	58,139,455	56,677,680
Basic net income per weighted average common share:	$0.41	$0.33
Diluted net income per weighted average common stock and common stock equivalents:	$0.41	$0.33

Total anti-dilutive stock options and warrants excluded from the calculation of net income per share were 1,380,151 and 1,384,151 for the three months ended March 31, 2007, and 2006, respectively.

Note 3  SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at March 31, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS:
CMBS interest only securities (“IOs”)	$65,365	$1,023	$(1,848)	$64,541
Investment grade CMBS	780,874	48,518	(8,265)	821,126
Non-investment grade rated subordinated securities	747,042	54,299	(8,418)	792,924
Non-rated subordinated securities	116,473	9,509	(435)	125,547
Credit tenant leases	24,292	438	(443)	24,288
Investment grade REIT debt	247,870	5,671	(2,380)	251,161
Multifamily agency securities	447,547	3,302	(4,869)	445,980
CDO investments	69,763	4,652	(2,659)	71,755
Total CMBS	2,499,226	127,412	(29,317)	2,597,322

RMBS:
Agency adjustable rate securities	1,659	18	-	1,677
Residential CMOs	126,173	582	(807)	125,948
Hybrid adjustable rate mortgages (“ARMs”)	11,062	-	(217)	10,846
Total RMBS	138,894	600	(1,024)	138,471
Total securities available-for-sale	$2,638,120	$128,012	$(30,341)	$2,735,793

At March 31, 2007, the Company’s securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $259,463.

At March 31, 2007, an aggregate of $2,445,033 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
CMBS IOs	$18,429	$(337)	$24,785	$(1,511)	$43,214	$(1,848)
Investment grade CMBS	54,859	(1,190)	140,229	(7,075)	195,088	(8,265)
Non-investment grade rated subordinated securities	155,106	(4,037)	127,679	(4,381)	282,785	(8,418)
Non-rated subordinated securities	12,277	(397)	2,505	(38)	14,782	(435)
Credit tenant leases	-	-	15,796	(443)	15,796	(443)
Investment grade REIT debt	15,460	(33)	73,323	(2,347)	88,783	(2,380)
Multifamily agency securities	-	-	277,631	(4,869)	277,631	(4,869)
CDO investments	35,821	(2,659)	-	-	35,821	(2,659)
Residential CMOs	-	-	86,599	(807)	86,599	(807)
Hybrid ARMs	-	-	10,845	(217)	10,845	(217)
Total temporarily impaired securities	$291,952	$(8,653)	$759,392	$(21,688)	$1,051,344	$(30,341)

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

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The CMBS provide credit support to the more senior classes of the related commercial securitization. The Company generally does not own the senior classes of its below investment grade CMBS. Cash flows from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At March 31, 2007, the anticipated weighted average unlevered yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.2% per annum. The anticipated reported yield of the Company's investment grade securities available-for-sale was 6.2%. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. All of the Company’s RMBS were issued by FHLMC, FNMA or GNMA. The Company does not have any subprime exposure. The Company's securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At March 31, 2007, adjustable rate RMBS with an estimated fair value of $138,471 was included in securities available-for-sale on the consolidated statements of financial condition.

During the first quarter of 2007, the Company sold securities available-for-sale for total proceeds of $48,984, resulting in a realized gain of $6,630. During the first quarter of 2006, the Company realized gains of $34 on securities available-for-sale

Note 4  IMPAIRMENTS - CMBS

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

For the three months ended March 31, 2007, the Company had fifteen CMBS that required an impairment of $1,198. For the three months ended March 31, 2006, the Company had two CMBS that required an impairment of $781. The decline in the updated yields that caused the impairments is not related to increases in losses but rather changes in the timing of credit losses and prepayments. Based on current economic conditions, the Company believes the impairments will be recovered over the remaining life of the bonds.

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

Note 6  COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at March 31, 2007 and December 31, 2006:

	Loan Outstanding				Weighted Average
	March 31, 2007		December 31, 2006		Yield
Property Type	Amount	%	Amount	%	2007	2006
Office	$133,449	19.8%	$130,016	27.0%	8.3%	8.2%
Residential	121,572	18.0	57,917	12.0	9.4	10.7
Retail	319,632	47.4	194,938	40.5	7.2	7.7
Hotel	38,402	5.7	38,899	8.1	10.1	10.0
Storage	33,912	5.0	34,009	7.1	9.0	9.0
Industrial	19,360	2.9	19,317	4.0	9.1	9.1
Other Mixed Use	7,767	1.2	6,649	1.3	8.7	8.7
Total	$674,094	100.0%	$481,745	100.0%	8.1%	8.6%

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $380,810 and $243,377 at March 31, 2007 and December 31, 2006, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

Reconciliation of commercial mortgage loans:

Book Value
Balance at December 31, 2006	$481,745
Adjustment for discount accretion and foreign currency	7,318
Proceeds from repayment of mortgage loans	(9,478)
Investments in commercial mortgage loans	194,509
Balance at March 31, 2007	$674,094

There were no loans that were delinquent in payment of principal or interest at March 31, 2007 or December 31, 2006.

Note 7 EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the three months ended March 31, 2007:

	BlackRock Diamond	Carbon I	Carbon II	Dynamic India Fund IV *	Total
Balance at December 31, 2006	$105,894	$3,144	$69,259	$3,850	$182,147
Contributions to Investments	7,397	-	15,612	-	23,009
Distributions from Investments	(894)	-	(2,743)	-	(3,637)
Equity earnings	5,970	840	3,146	-	9,956
Balance at March 31, 2007	$118,367	$3,984	$85,274	$3,850	$211,475

* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

The Company has a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund (“BlackRock Diamond”). At March 31, 2007, the commitment was fully funded and the Company owned approximately 18% of BlackRock Diamond. The Company’s investment in BlackRock Diamond at March 31, 2007 was $118,367.

The Company recorded $5,970 of income related to its ownership in BlackRock Diamond for the three months ended March 31, 2007, as reported by BlackRock Diamond. Of the $5,970 in income, $214 represented current income and $5,756 represented unrealized capital appreciation. The Company’s investment represents a 18% interest in a portfolio of 54 assets with a total market value of approximately $829,141. BlackRock Diamond carries its real estate investments at estimated fair values based upon valuations performed internally and upon appraisal reports prepared annually by independent real estate appraisers. The estimated fair values of real estate may differ significantly from those that could be realized if the real estate were actually offered for sale in the market place.

At March 31, 2007, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Capital Funds”) at March 31, 2007. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 11 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and as repayments occur, capital will be returned to investors. The Company’s investment in Carbon I at March 31, 2007 was $3,984.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The Company’s investment in Carbon II at March 31, 2007 was $85,274. The Company’s remaining commitment to Carbon II at March 31, 2007 was $14,726.

As previously reported, investments held by Carbon II, of which the Company owns 26%, include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006.  The default was subsequently cured.  The underlying property is a hotel located in the South Beach area of Miami, Florida.  The loan matured in March 2007, and the borrower failed to repay the loan triggering a maturity default.  The borrower is in advanced discussions with a lender regarding a refinance.  Based on credit analysis performed for this property, the loan to value of this loan is less than 60% and Carbon II believes a loan loss reserve is not necessary at this time.

As previously reported, two other loans held by Carbon II have defaulted.  The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan).  The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets being converted to condominiums.  Regarding the 336-unit property in Orlando, Carbon II is negotiating a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage.  The borrower will continue to hold title and implement its new sales strategy.  Since its implementation in March 2007, 15 units have been sold and closed.  An additional 65 units are under contract with deposits and 75 contracts are being prepared.  Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at this time.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion.  The borrower defaulted on its loan.  Carbon II has taken title to the property, hired independent managing agent and intends to operate it as a rental property while preparing the property for sale.  Based on the credit analysis performed for this property, at December 31, 2006, Carbon II established a loan loss reserve of $5,180 for the loan, of which the Company’s share is $1,361.  Carbon II determined that no change to the loan loss reserve was necessary at March 31, 2007. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. On February 13, 2006, the Company received a notice calling 35% of its commitment.

Note 8   BORROWINGS

The Company's borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, trust preferred securities, and commercial mortgage loan pools.

Certain information with respect to the Company's borrowings at March 31, 2007 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs	Senior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Outstanding borrowings	$683,050	$156,237	$1,236,806	$1,828,168	$75,000	$180,477	$4,159,738
Weighted average borrowing rate	5.40%	6.35%	3.99%	5.85%	7.20%	7.64%	5.34%
Weighted average remaining maturity	76 days	135 days	5.6 years	7.2 years	9.8 years	28.9 years	6.3 years
Estimated fair value of assets pledged	$743,688	$252,056	$1,257,631	$2,151,645	$-	$-	$4,405,020

At March 31, 2007, the Company's borrowings had the following remaining maturities:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs*	Senior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Within 30 days	$68,196	$73,380	$-	$-	$-	$-	$141,576
31 to 59 days	-	24,525	-	-	-	-	24,525
60 days to less than 1 year	614,854	-	-	-	-	-	614,854
1 year to 3 years	-	58,332	-	-	-	-	58,332
3 years to 5 years	-	-	-	-	-	-	-
Over 5 years	-	-	1,236,806	1,828,168	75,000	180,477	3,320,451
	$683,050	$156,237	$1,236,806	$1,828,168	$75,000	$180,477	$4,159,738

* At March 31, 2007, CDOs are comprised of $405,751 of CDO debt with a weighted average remaining maturity of 5.5 years, $302,632 of CDO debt with a weighted average remaining maturity of 5.4 years, $365,547 of CDO debt with a weighted average remaining maturity of 6.2 years, $401,833 of CDO debt with a weighted average remaining maturity of 10.2 years and $352,405 of CDO debt with a weighted average remaining maturity of 7.5 years.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company’s exposure to potential margin calls. At March 31, 2007, more than ten percent of the Company’s net assets were held as collateral for reverse repurchase agreements with Citigroup Global Markets, Inc. and Lehman Brothers, Inc.

The Company’s credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at March 31, 2007:

		March 31, 2007
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity
Greenwich Capital, Inc. (1)	7/7/07	$75,000*	$12,064	$-
Deutsche Bank, AG (2)	12/20/07	$200,000	$87,111	$112,889
Bank of America, N.A.(3)	9/17/08	$100,000	$-	$100,000
Morgan Stanley Bank (3) (4)	2/16/08	$200,000	$57,062	$142,938
		$575,000	$156,237	$418,763

*Commitment expired December 23, 2006. No new borrowings permitted.
(1) USD only
(2)Multicurrency
(3) Non-USD only
(4) Can be increased up to $15,000 based on the change in exchange rates of the non-U.S. dollar loans. However, any amounts drawn under this provision must be repaid in ninety days.

During the second quarter of 2007, the Company entered into a $150 million committed dollar and non-dollar credit faculty with Lehman Commercial Paper Inc. Outstanding borrowings bear interest at LIBOR based variable rates. The facility matures in 60-days with two 30-day extensions available.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth measured on a book value of $400,000 in accordance with generally accepted accounting principles in the United States of America (“GAAP”), a maximum recourse debt-to-equity of 3.0 to 1, a minimum cash requirement of $10,000 based upon certain debt-to-equity ratios. During the first quarter of 2007, the Company amended the debt service coverage ratio covenant on its committed debt facilities. The terms of the calculation were revised and the debt service coverage ratio was reduced from 1.75 to 1.20. The revised calculation better reflects the Company’s ability to service debt on a cash basis. At March 31, 2007, the Company was in compliance with all covenants.

Junior Subordinated Notes

During April 2007, the Company issued €50 million junior subordinated notes due in 2022. The notes bear interest at a rate equal to 3-month Euribor plus 2.6%. The notes can be redeemed in whole by the Company subject to certain provisions. The Company has the option to redeem all or a portion of the Notes at any time on or after April 30, 2012 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest through but excluding the redemption date.

Note 9  PREFERRED STOCK

On February 12, 2007, the Company authorized and issued 3,450,000 shares of Series D Preferred Stock, including 450,000 shares of Series D Preferred Stock issued pursuant to an option granted to the underwriters to cover over-allotments. The Series D Preferred Stock is perpetual, carries a 8.25% coupon and has a preference in liquidation of $86,250. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $83,306.

Note 10  COMMON STOCK

The following table summarizes Common Stock issued by the Company for the three months ended March 31, 2007:

	Shares	Net Proceeds
Dividend Reinvestment Plan	15,363	$201
Sales agency agreement	111,700	1,347
Incentive fees*	75,298	963
Incentive fee - stock based*	289,155	3,470
Total	491,516	$5,981

* See Note 11 of the consolidated financial statements, Transactions With Affiliates, for a further description of the Company’s Management Agreement.

On March 6, 2007, the Company declared dividends to its common stockholders of $0.29 per share, payable on April 30, 2007 to stockholders of record on March 30, 2007. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

Note 11  TRANSACTIONS WITH AFFILIATES

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders’ equity for the applicable quarter.

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock ($11.37 per common share at March 31, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2007, and 2006:

	For the Three Months Ended March 31,
	2007	2006
Management fee	$3,520	$3,050
Incentive fee	2,724	1,169
Incentive fee- stock based	709	-
Total management and incentive fees	$6,953	$4,219

At March 31, 2007 and 2006, respectively, management and incentive fees of $11,248 and $4,014, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $117 and $100 for certain expenses incurred on behalf of the Company during the three months ended March 31, 2007, and 2006, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2007, and 2006, the Company recorded administration and accounting service fees of $181, and $58, respectively, which are included in general and administrative expense on the accompanying statement of operations.

The special servicer on 28 of the Company's 33 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC Bank”), and therefore a related party of the Manager. The Company's fees for Midland’s services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. At March 31, 2007, the commitment was fully funded and the Company owned approximately 18% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager related to its investment in BlackRock Diamond. The Company’s investment in BlackRock Diamond at March 31, 2007 was $118,367.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at March 31, 2007 was $3,984. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On March 31, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At March 31, 2007, the Company’s investment in Carbon II was $85,274 and the Company’s remaining commitment to Carbon II is $14,726. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On March 31, 2007, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company’s unaffiliated directors approved the investments in BlackRock Diamond and the Carbon Capital Funds prior to the investments being made.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At March 31, 2007, the Installment Payment would be $4,000 payable over four years. The Company does not accrue for this contingent liability.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At March 31, 2007, the Company did not have any of these deposits.

At March 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,568,941 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $20,723 are included in derivative assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $12,271 are included in derivative liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2007, the net change in the estimated fair value of the interest rate swaps was a decrease of $4,811, of which $109 was deemed ineffective and is included as a decrease of interest expense and $4,920 was recorded as a reduction of OCI. At March 31, 2007, the $1,568,941 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.3 years.

During the three months ended March 31, 2007, the Company terminated one of its interest rate swaps with a notional amount of $41,000 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $16 gain in value incurred from OCI to interest expense over 8.8 years, which was the remaining term of the swap at the time it was closed out. At March 31, 2007, the Company has, in aggregate, $7,780 of net losses related to terminated swaps in OCI. For the quarter ended March 31, 2007, $408 was reclassified as an increase to interest expense and $1,619 will be reclassified as an increase to interest expense for the next twelve months.

At March 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,446,606 designated as trading derivatives. Trading derivatives with an estimated fair value of $520 are included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $293 are included in derivative liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2007, the change in estimated fair value for these trading derivatives was an increase of $275 and is included as a reduction of loss on securities held-for-trading on the consolidated statement of operations. At March 31, 2007, the $1,446,606 notional of swaps designated as trading derivatives had a weighted average remaining term of 2.6 years.

At March 31, 2007, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at March 31, 2007 of $131 which is included in derivative assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statement of operations. The Company recorded foreign currency gains of $1,484 and $44 for the three months ended March 31, 2007 and 2006, respectively.

Foreign currency agreements at March 31, 2007 consisted of the following:

	At March 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	(410)	-	9.0 years
CDO currency swaps	537	-	11.8 years
Forwards	(2,685)	-	18 days

Consistent with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”), SFAS No. 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company primarily uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with SFAS No. 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within accumulated OCI. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

Note 13 NET INTEREST INCOME

The following is a presentation of the Company net interest income for the three months ended March 31, 2007 and 2006:

	2007	2006
Interest Income:
Interest from securities available-for-sale	$46,674	$38,897
Interest from commercial mortgage loans	11,166	8,015
Interest from commercial mortgage loan pools	13,132	13,227
Interest from securities held-for-trading	1,506	1,925
Interest from cash and cash equivalents	924	337
Total interest income	73,402	62,401
Interest Expense:
Interest	54,365	44,632
Interest - securities held-for-trading	1,474	1,893
Total interest expense	55,839	46,525
Net interest income	$17,563	$15,876

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar figures expressed herein are expressed in thousands, except share and per share amounts.

I. General

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $1.154 trillion of assets under management, including more than $25 billion in real estate equity and debt, at March 31, 2007. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.

The Company’s ongoing investment activities primarily encompass three core investment activities:
1) Commercial Real Estate Securities
2) Commercial Real Estate Loans
3) Commercial Real Estate Equity

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically, a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company’s equity strategy is to invest in a diverse portfolio of commercial real estate with the objective of repositioning the property to maximize its value. The return objective is to provide strong returns over a medium term period of four to seven years through a combination of real estate operating income and capital gains. It is expected that, over the short term, current returns will fluctuate as gains and losses are reported based on a valuation process each quarter. The Company believes that the combination of these activities will result in moderate income and dividend growth for its stockholders.

The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company’s asset types at March 31, 2007 and December 31, 2006:

	Carrying Value at
	March 31, 2007		December 31, 2006
	Amount	%	Amount	%

Commercial real estate securities	$2,618,814	53.4%	$2,494,100	53.0%
Commercial mortgage loan pools(1)	1,257,631	25.7	1,271,014	27.0
Commercial real estate loans(2)	763,352	15.6	554,148	11.8
Commercial real estate equity	122,217	2.5	109,744	2.3
Total commercial real estate assets	4,762,014	97.2	4,429,006	94.1
Residential mortgage-backed securities	139,472	2.8	276,343	5.9
Total	$4,901,486	100.0%	$4,705,349	100.0%

(1)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
(2)	Includes equity investments and real estate joint ventures.

During the three months ended March 31, 2007, the Company purchased a total of $315,980 of commercial real estate assets. Included in this amount is $136,878 of non-U.S. dollar denominated assets as the Company continues to expand its global investment activities. Commercial real estate assets purchased were comprised of: $127,288 of CMBS, $181,298 of commercial real estate loans and $7,397 of real estate equity. During the three months ended March 31, 2007, the Company sold CMBS with an adjusted purchase price of $43,022, resulting in a gain of $6,630. In addition, the Company sold eight RMBS with an adjusted purchase price of $128,135. These sales resulted in a gain of $546 from six securities and a loss of $15 from the remaining two securities.

Summary of Commercial Real Estate Assets

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at March 31, 2007 is as follows:

	Commercial Real Estate Securities	Commercial Real Estate Loans (1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)
USD	$2,359,351	$382,542	$118,367	$1,257,631	$4,117,890	$4,117,890
GBP	£42,086	£25,342	-	-	£67,428	132,733
EURO	€102,761	€232,760	-	-	€335,521	448,725
Swiss Francs	-	CHF23,804	-	-	CHF23,804	19,630
Canadian Dollars	$45,180	-	-	-	$45,180	39,185
Indian Rupees	-	-	Rs165,935	-	Rs165,935	3,850
Total USD Equivalent	$2,618,814	$763,352	$122,217	$1,257,631	$4,762,014	$4,762,014

(1) Includes the Company’s investments in the Carbon Capital Funds of $89,258 at March 31, 2007.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2006 is as follows:

	Commercial Real Estate Securities	Commercial Real Estate Loans (1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)
USD	$2,312,503	$310,771	$105,894	$1,271,014	$4,000,182	$4,000,182
GBP	£27,532	£28,977	-	-	£56,509	110,681
Euro	€80,923	€141,422	-	-	€222,345	293,408
Canadian Dollars	$24,339	-	-	-	$24,339	20,885
Indian Rupees	-	-	Rs169,823	-	Rs169,823	3,850
Total USD Equivalent	$2,494,100	$554,148	$109,744	$1,271,014	$4,429,006	$4,429,006

(1) Includes the Company’s investments in the Carbon Capital Funds of $72,402 at December 31, 2006.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary currency exposures are Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure. Foreign currency gain was $1,484 and $44 for the three months ended March 31, 2007 and 2006, respectively.

Commercial Real Estate Assets Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price, and loss adjusted yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at March 31, 2007. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Investment grade CMBS	$39,947	$39,772	99.56	$39,812	99.66	5.30%
Investment grade REIT debt	23,121	21,930	94.85	22,978	99.38	5.49%
CMBS rated BB+ to B	234,666	187,874	80.06	191,540	81.62	8.46%
CMBS rated B- or lower	267,899	110,967	41.42	104,242	38.91	7.61%
CDO Investments	348,912	71,755	20.57	69,763	19.99	19.05%
CMBS Interest Only securities (“IOs”)	2,884,027	64,540	2.24	65,365	2.27	7.64%
Multifamily agency securities	442,589	445,981	100.77	447,547	101.12	5.07%
Commercial mortgage loan pools	1,191,835	1,257,631	105.52	1,257,631	105.52	4.14%
Total commercial real estate assets outside CDOs	5,432,996	2,200,450	40.50	2,198,878	40.47	5.48%

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	204,364	293,193		290,684
Commercial real estate	103,850	122,217		103,850
Total commercial real estate loans and equity outside CDOs	308,214	415,410		394,534

Commercial real estate assets included in CDOs
Investment grade CMBS	807,629	800,929	99.17	761,559	94.30	7.04%
Investment grade REIT debt	223,324	229,231	102.64	224,891	100.70	5.92%
CMBS rated BB+ to B	638,930	543,777	85.11	498,739	78.06	9.53%
CMBS rated B- or lower	193,215	77,771	40.25	70,779	36.63	14.96%
Credit tenant lease	23,655	24,288	102.68	24,292	102.69	5.67%
Commercial real estate loans	478,783	470,158	98.20	450,357	94.06	8.31%
Total commercial real estate assets included in CDOs	2,365,536	2,146,154	90.73	2,030,617	85.84	8.07%
Total commercial real estate assets	$8,106,746	$4,762,014		$4,624,029

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company’s commercial real estate assets included in as well as outside its CDOs at December 31, 2006:

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Investment grade CMBS	$20,989	$21,426	102.09	$21,753	103.64	5.51%
Investment grade REIT debt	23,121	21,566	93.28	22,973	99.36	5.49%
CMBS rated BB+ to B	106,979	86,677	81.02	87,486	81.78	8.01%
CMBS rated B- or lower	147,465	50,165	34.02	46,043	31.22	9.06%
CDO Investments	406,605	117,246	28.84	114,482	28.16	14.19%
CMBS Interest Only securities (“IOs”)	2,980,467	69,352	2.33	69,183	2.32	7.36%
Multifamily agency securities	447,191	449,827	100.59	452,781	101.25	5.07%
Commercial mortgage loan pools	1,207,212	1,271,014	105.29	1,271,014	105.29	4.14%
Total commercial real estate assets outside CDOs	5,340,029	2,087,273	39.06	2,085,715	39.06	5.30%

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	69,183	140,985		141,951
Commercial real estate	96,453	109,744		96,453
Total commercial real estate loans and equity outside CDOs	165,636	250,729		238,404

Commercial real estate assets included in CDOs
Investment grade CMBS	797,678	794,622	99.62	750,662	94.11	7.00%
Investment grade REIT debt	223,324	227,678	101.95	224,964	100.73	5.92%
CMBS rated BB+ to B	650,202	554,185	85.23	508,908	78.27	9.31%
CMBS rated B- or lower	193,236	77,038	39.87	70,727	36.60	14.87%
Credit tenant lease	23,793	24,318	102.20	24,439	102.71	5.67%
Commercial real estate loans	424,973	413,163	97.22	400,559	94.25	8.36%
Total commercial real estate assets included in CDOs	2,313,206	2,091,004	90.39	1,980,259	85.61	8.01%
Total commercial real estate assets	$7,818,871	$4,429,006		$4,304,378

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At March 31, 2007, over 67% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at March 31, 2007.

	Collateral at March 31, 2007		Debt at March 31, 2007
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$456,839	7.99%	$405,490	7.23%	0.77%
CDO II	287,941	7.60%	291,261	5.76%	1.85%
CDO III	345,156	7.18%	366,019	5.22%	1.96%
CDO HY3	416,706	9.74%	402,089	6.31%	3.43%
Euro CDO	330,448	7.79%	347,715	4.50%	3.29%
Total **	$1,837,090	8.14%	$1,812,574	5.68%	2.28%

* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $13,069 of par of CDO III debt rated BB and $12,500 of par of Euro CDO debt rated BB

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At March 31, 2007, the Company owned 33 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $49,811,289. At March 31, 2007, subordinated Controlling Class CMBS with a par of $1,115,314 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $694,727 were held as collateral for CDO HY1 and CDO HY2.

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at March 31, 2007 was $170,020; the average credit protection, or subordination level, of this portfolio is 1.08%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at March 31, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	194,947	175,003	89.77	162,197	83.18	3.49%
BB	146,805	122,031	83.12	121,075	82.46	2.56%
BB-	148,236	114,141	77.00	107,356	72.41	2.93%
B+	78,006	54,858	70.33	52,259	66.67	2.21%
B	107,961	72,523	67.18	65,873	60.60	1.80%
B-	86,759	49,202	56.71	44,870	51.70	1.24%
CCC	22,314	8,412	37.70	8,260	37.02	0.88%
NR	330,286	108,188	32.76	98,862	29.93	n/a
Total	1,115,314	704,359	63.15	660,752	59.17

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2006 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$158,220	$142,415	90.01	$130,966	82.77	3.51%
BB	135,874	116,085	85.44	111,000	81.69	2.81%
BB-	120,226	94,256	78.40	86,317	71.80	3.13%
B+	71,277	51,030	71.59	47,861	67.15	2.05%
B	88,217	60,237	68.28	52,988	60.07	1.88%
B-	66,160	37,680	56.95	35,001	52.90	1.28%
CCC	9,671	3,823	39.53	3,596	37.19	0.88%
NR	260,332	81,480	31.30	73,842	28.36	n/a
Total	$909,977	$587,006	64.51	$541,571	59.54

Future delinquencies and losses may cause the par reductions and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price through the income statement as required by EITF 99-20. During the three months ended March 31, 2007, the loan pools were paid down by $377,855. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the three months ended March 31, 2007, three securities in 33 of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and none were downgraded. Additionally, at least one rating agency upgraded 26 of the Company’s non-Controlling Class commercial real estate securities.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 33 Controlling Class trusts, the Company estimates that specific losses totaling $580,164 related to principal of the underlying loans will not be recoverable, of which $255,486 is expected to occur over the next five years. The total loss estimate of $580,164 represents 1.2% of the total underlying loan pools. Due to falling delinquency rates in the CMBS market, the Company no longer assumes an additional layer of unassigned losses. Previously, the Company assumed ten to forty basis points of additional defaults would occur with a 35% loss severity and a one-year recovery period. The effect of this change is to reduce total losses assumed by 15 to 62 basis points, depending on the transaction.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at March 31, 2007 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	$5,035,941	0.59%	0.85%
1999	563,316	1.13%	0.93%
2001	826,673	0.00%	0.76%
2002	1,061,800	1.43%	0.94%
2003	2,078,722	0.89%	0.33%
2004	6,529,492	0.22%	0.21%
2005	12,084,033	0.05%	0.17%
2006	13,704,496	0.21%	0.06%
2007	7,926,816	0.00%	0.00%
Total	$49,811,289	0.24%*	0.23%*

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

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at March 31, 2007:

	March 31, 2007
	Principal	Number of Loans	% of Collateral
Past due 30 days to 60 days	$14,699	3	0.03%
Past due 60 days to 90 days	37,845	6	0.08%
Past due 90 days or more	33,957	10	0.07%
Real Estate owned	29,226	12	0.06%
Foreclosure	4,236	1	0.01%
Total Delinquent	$119,963	32	0.24%
Total Collateral Balance	$49,811,289

Of the 32 delinquent loans at March 31, 2007, 12 loans were real estate owned and being marketed for sale, one loan was in foreclosure and the remaining 19 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.24%, which is consistent with industry averages. During 2007, the underlying collateral experienced early payoffs of $377,885 representing 0.76% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $11,849 were realized during three months ended March 31, 2007. This brings cumulative realized losses to $121,298, which is 2.04% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company’s CMBS by property type at March 31, 2007 and December 31 2006 were as follows:

	March 31, 2007 Exposure		December 31, 2006 Exposure
Property Type	Collateral Balance	% of Total	Collateral Balance	% of Total
Office	$16,223,902	32.6%	$13,415,671	31.6%
Retail	14,596,980	29.3	13,217,676	31.2
Multifamily	11,190,345	22.4	8,978,823	21.2
Industrial	3,778,795	7.6	3,332,194	7.9
Lodging	3,155,024	6.3	2,726,441	6.4
Healthcare	438,207	0.9	305,612	0.7
Other	428,036	0.9	422,284	1.0
Total	$49,811,289	100%	$42,398,701	100%

At March 31, 2007, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $44,405 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $53,174 and a gross unrealized loss of $8,769. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at March 31, 2007 represents approximately 59.2% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at March 31, 2007 represents approximately 63.2% of its par amount. As the portfolio matures, the Company expects to recoup the $8,769 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At March 31, 2007, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

The Company’s interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and taxable income. As a result, for the years 1998 through 2007, the Company’s GAAP income was approximately $44,431 lower than its taxable income.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company’s commercial real estate loan portfolio by property type at March 31, 2007 and December 31, 2006:

	Loan Outstanding				Weighted Average
	March 31, 2007		December 31, 2006		Yield
Property Type	Amount	%	Amount	%	2007	2006
Office	$133,449	19.8%	$130,016	27.0%	8.3%	8.2%
Residential	121,572	18.0	57,917	12.0	9.4	10.7
Retail	319,632	47.4	194,938	40.5	7.2	7.7
Hotel	38,402	5.7	38,899	8.1	10.1	10.0
Storage	33,912	5.0	34,009	7.1	9.0	9.0
Industrial	19,360	2.9	19,317	4.0	9.1	9.1
Other Mixed Use	7,767	1.2	6,649	1.3	8.7	8.7
Total	$674,094	100.0%	$481,745	100.0%	8.1%	8.6%

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $380,810 and $243,377 at March 31, 2007 and December 31, 2006, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

During the first quarter of 2007, the Company purchased two U.S dollar denominated commercial real estate loans with a total cost of $52,663 and a principal balance of $52,725, three Euro denominated commercial real estate loans with a total cost of €75,502 ($98,296) and a principal balance totaling €76,727, one Swiss Franc denominated loan with a cost of CHF23,804 ($14,724) and a principal balance of CHF23,923,and an additional investment in Carbon II of $15,615. During the quarter ended March 31, 2007, the Company received repayments of commercial real estate loans in the aggregate amount of $9,478.

The Company's investments in Carbon Capital Funds also invest in commercial real estate loans. For the quarter ended March 31, 2007, the Company recorded $3,986 of income for the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by originating three loans for a total investment of $95,168 during the first quarter of 2007. Paydowns in Carbon Capital Funds during the quarter totaled $130,545 and Carbon II sold one loan with a carrying value of $24,500. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and no new portfolio additions are expected.

The Company's investments in the Carbon Capital Funds are as follows:

	March 31, 2007	December 31, 2006
Carbon I	$3,984	$3,144
Carbon II	85,274	69,259
	$89,258	$72,403

At March 31, 2007, all commercial real estate loans owned directly by the Company were performing in line with expectations.  As previously reported, investments held by Carbon II include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006.  The default was subsequently cured.  The underlying property is a hotel located in the South Beach area of Miami, Florida.  The loan matured in March 2007, and the borrower failed to repay the loan triggering a maturity default.  The borrower is in advanced discussions with a lender regarding a refinance.  Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at this time.

As previously reported, two other loans held by Carbon II defaulted.  The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan).  The underlying properties are Florida multi-family assets being converted to condominiums.  Regarding the 336-unit property in Orlando, Carbon II is negotiating a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage.  The borrower will continue to hold title and implement its new sales strategy.  Since its implementation in March, 15 units have been sold and closed.  An additional 65 units are under contract with deposits and 75 contracts are being prepared.  Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at this time.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion.  The borrower defaulted on its loan.  Carbon II has taken title to the property, hired independent managing agent and intends to operate it as a rental property while preparing the property for sale.  Based on the credit analysis performed for this property, at December 31, 2006, Carbon II established a loan loss reserve of $5,180 for the loan, of which the Company’s share is $1,361.  Carbon II determined that no change to the loan loss reserve was necessary at March 31, 2007. All financial information with respect to the Carbon Capital Funds was reported by the Carbon Capital Funds.

Commercial Real Estate

At March 31, 2007, the Company had invested an aggregate of $100,000 in BlackRock Diamond Property Fund, Inc. (“BlackRock Diamond”). BlackRock Diamond is a private real estate investment trust (“REIT”) managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager. BlackRock Diamond's investment objective is to seek a high risk adjusted return through "value-added" capital appreciation and current income on properties throughout the United States. This means that BlackRock Diamond focuses on operating properties that will be repositioned, renovated, or expanded to achieve maximum returns. Part of the investment strategy includes a budgeted amount of capital expenditures that are used to improve the value of the investment and realize the full value potential of a given property. BlackRock Diamond relies on its manager's extensive relationships in the real estate markets to source opportunities. BlackRock Diamond focuses on large urban locations where it believes the real estate equity markets will outperform.

BlackRock Diamond is an open-end fund. As such, it may allow shares to be redeemed at a price equal to its quarter-end net asset value upon 60 days’ notice. The assets are subject to quarterly appraisals with one independent appraisal done annually. The Company does not pay a separate management or incentive fee to the Manager for management services associated with its investment in BlackRock Diamond.

The Company had a 18% ownership in BlackRock Diamond at March 31, 2007 and recorded $5,970 of income during the three months ended March 31, 2007 with respect to this investment under the equity method. At March 31, 2007, the Company had no remaining capital commitments to BlackRock Diamond.

For the quarter ended March 31, 2007, the Company recorded $5,970 of income, consisting of $214 of current income and $5,756 of unrealized gains on the underlying portfolio assets. At March 31, 2007, BlackRock Diamond’s portfolio consisted of 54 assets with a total estimated market value of approximately $829,141. All financial information relating to this investment was reported by BlackRock Diamond.

The Company has an indirect investment in a commercial real estate development fund located in India. At March 31, 2007, the Company’s capital committed was $11,000, of which $3,850 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II. Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended March 31,		Variance
	2007	2006	Amount	%
Commercial real estate securities	$45,881	$37,791	$8,090	21.4%
Commercial mortgage loan pools	13,132	13,227	(95)	(0.7)
Commercial real estate loans	11,166	8,015	3,151	39.3
RMBS	2,299	3,030	(731)	24.1
Cash and cash equivalents	924	337	587	174.2
Total	$73,402	$62,400	$11,002	17.6%

The following table reconciles interest income and total income for the three months ended March 31, 2007, and 2006.

	For the Three Months Ended March 31,		Variance
	2007	2006	Amount	%
Interest income	$73,402	$62,400	$11,002	17.6%
Earnings from BlackRock Diamond	5,970	5,542	428	7.7
Earnings from Carbon I	840	706	134	19.0
Earnings from Carbon II	3,146	3,095	51	1.6
Total Income	$83,358	$71,743	$11,615	16.2%

For the three months ended March 31, 2007 versus 2006, interest income increased $11,002, or 17.6%. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $11,241, or 24.5%, during the three months ended March 31, 2007. Interest income from RMBS decreased by $731, or 24.1%, due to the sale of the Company’s RMBS positions. Income from BlackRock Diamond was $5,970 and $5,542 for the quarter ended March, 2007 and 2006, respectively. The Company began investing in BlackRock Diamond in the fourth quarter of 2005. BlackRock Diamond maintains its financial records on a fair value basis. The Company has retained such accounting in its consolidated financial statements pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

	For the Three Months Ended 31,		Variance
	2007	2006	Amount	%
Collateralized debt obligations	$26,671	$16,134	$10,537	65.3%
Commercial mortgage loan pools	12,400	12,620	(220)	1.7
Commercial real estate securities*	8,362	8,123	239	2.9
Commercial real estate loans	1,002	2,964	(1,962)	66.2
RMBS	3,324	3,596	(272)	7.6
Senior unsecured notes	1,347	-	1,347	n/a
Junior subordinated notes - net	3,280	2,220	1,060	47.7
Cash flow hedges	(438)	1,483	(1,921)	(129.5)
Hedge ineffectiveness**	(109)	(615)	506	82.3
Total Interest Expense	$55,839	$46,525	$9,314	20.0%

* Includes $71 and $46 of interest expense for the three months ended March 31, 2007 and 2006 from short-term financings of securities related to the consolidation of commercial mortgage loan pools.
**See Note 11 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

For the three months ended March 31, 2007, interest expense increased $9,314, or 20.0%, from the same three month period in 2006. The issuance of two additional CDOs increased interest expense $10,537, or 65.3%, from the same three month period of 2006. Hedging expenses not related to the CDOs decreased $1,921, or 129.5%, from 2006 levels. This decrease is primarily the result of the fourth quarter 2006 de-designation of certain cash flow hedges and the resulting reclassification of amounts in OCI that were previously being amortized. The issuance of $75,000 of senior unsecured notes in October 2006 increased interest expense $1,347 as compared to 2006. Interest expense from junior subordinated notes increased $1,060, or 47.7%, because the $180,447 of junior subordinated notes were outstanding for a full quarter in 2007.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity. The Company’s equity investments, which include the Carbon Capital Funds and BlackRock Diamond, also generate a significant portion of the Company’s income.

The Company believes interest income and expense related to these assets excluding the effects of hedge ineffectiveness and the consolidation of a VIE better reflect the Company’s net interest margin and net interest spread from its portfolio. Adjusted interest income and adjusted interest expense are better indicators for both management and investors of the Company’s financial performance over time.

The following tables reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Three Months Ended March 31,
	2007	2006
Interest income	$73,402	$62,400
Interest expense related to the consolidation of commercial mortgage loan pools	(12,400)	(12,620)
Adjusted interest income	$61,002	$49,780

	For the Three Months Ended March 31,
	2007	2006
Interest expense	$55,839	$46,525
Interest expense related to the consolidation of commercial mortgage loan pools	(12,400)	(12,620)
Hedge ineffectiveness	109	615
Adjusted interest expense	$43,548	$34,520

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

The ratios below are also presented including the income from equity investments. The Company believes the ratios including income from equity investments are indicative of the performance of the Company’s entire portfolio.

The following table describes the adjusted interest income, adjusted interest expense, net interest margin and net interest spread for the Company’s portfolio. The following interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company’s net interest margin and net interest spread from the portfolio.

	For the Three Months Ended March 31,
	2007	2006
Adjusted interest income	$61,002	$49,780
Adjusted interest expense	$43,548	$34,520
Adjusted net interest income ratios
Net interest margin	2.1%	2.2%
Average yield	7.4%	7.2%
Cost of funds	5.9%	6.1%
Net interest spread	1.5%	1.1%
Ratios including income from equity investments
Net interest margin	3.1%	3.4%
Average yield	8.1%	8.2%
Cost of funds	5.9%	6.1%
Net interest spread	2.3%	2.1%

Net interest margin has remained relatively constant as the yield curve remained flat and the Company continues to maintain a consistent spread between the yield of its assets and cost of its liabilities

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three months ended March 31, 2007 and 2006, respectively.

	For the Three Months Ended March 31,		Variance

	2007	2006	Amount	%
Management fee	$3,520	$3,050	$470	15.4%
Incentive fee	2,724	1,169	1,555	133.0
Incentive fee- stock based	709	-	709	n/a
General and administrative expense	1,305	1,104	201	18.2
Total other expenses	$8,258	$5,323	$2,935	55.1%

Management fees are based on 2% of average quarterly stockholders’ equity. The increase of $470, or 15.4%, is due to the increase in the Company’s stockholders’ equity. The Manager earned an incentive fee of $2,724 for the quarter ended March 31, 2007, 30% of which was paid in Common Stock, as the Company achieved the necessary performance goals specified in the Management Agreement. The increase in incentive fee - stock based of $709 is due to the commencement of the fee in the second quarter of 2006 . The fee is based on the number of common shares outstanding as of year end. The Company accrues the incentive fee - stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the quarter ended March 31, 2007 is primarily attributable to the Company’s new investment accounting system and costs associated with the Company’s global expansion.

Other Gains (Losses): During the three months ended March 31, 2007, the Company sold a retained CDO bond with an adjusted purchase price of $43,022, resulting in a gain of $6,630. In addition, the Company sold eight RMBS with an adjusted purchase price of $128,135. These sales resulted in a gain of $546 from six securities and a loss of $15 from the remaining two securities.

Dividends Declared:  On March 6, 2007, the Company declared distributions to its stockholders of $0.29 per share, payable on April 30, 2007 to stockholders of record on March 30, 2007.

Changes in Financial Condition

Securities available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at March 31, 2007 and December 31, 2005:

Security Description	March 31, 2007 Estimated Fair Value	Percentage	December 31, 2006 Estimated Fair Value	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$64,541	2.4%	$69,352	2.7%
Investment grade CMBS	821,126	30.0	795,543	30.4
Non-investment grade rated subordinated securities	792,924	29.0	686,019	26.2
Non-rated subordinated securities	125,547	4.6	80,167	3.1
Credit tenant lease	24,288	0.9	24,318	0.9
Investment grade REIT debt	251,161	9.2	249,244	9.5
Multifamily agency securities	445,980	16.3	449,827	17.2
CDO investments	71,755	2.6	117,246	4.5
Total CMBS	2,597,322	95.0	2,471,716	94.5

Residential mortgage-backed securities:
Agency adjustable rate securities	1,677	0.1	1,774	0.1
Residential CMOs	125,948	4.5	130,850	5.0
Hybrid adjustable rate mortgages (“ARMs”)	10,846	0.4	11,516	0.4
Total RMBS	138,471	5.0	144,140	5.5
Total securities available-for-sale	$2,735,793	100.0%	$2,615,856	100.0%

Borrowings: As of March 31, 2007 and December 31, 2006, the Company's debt consisted of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, trust preferred securities, and commercial mortgage loans pools collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At March 31, 2007 and December 31, 2006, the Company obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's borrowings:

	For the Three Months Ended March 31, 2007
	March 31, 2007 Balance	Maximum Balance	Range of Maturities
CDO debt*	$1,828,168	$1,828,168	5.4 to 10.2 years
Commercial mortgage loan pools	1,236,806	1,278,058	1.8 to 11.7 years
Reverse repurchase agreements	683,050	808,847	2 to 275 days
Credit facilities	156,237	179,799	12 to 321 days
Senior unsecured notes**	75,000	75,000	9.8 years
Junior subordinated notes***	180,477	180,477	28.9 years

* Disclosed as adjusted issue price. Total par of the Company’s CDO debt at March 31, 2007 was $1,837,902.
** The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the three months ended March 31, 2007 were $52,910.

At March 31, 2007, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

	Reverse Repurchase Agreements	Lines of Credit	Commercial Mortgage Loan Pools	Collateralized Debt Obligations	Junior Subordinated Notes	Senior Unsecured Notes	Total Collateralized Borrowings
Weighted average yield	5.40%	6.35%	3.99%	5.85%	7.64%	7.20%	5.34%
Interest Rate
Fixed	-%	-%	3.99%	6.79%	7.64%	7.20%	5.80%
Floating	5.40%	6.35%	-%	5.57%	-%	-%	5.57%
Effective Yield
Fixed	-%	-%	3.99%	7.27%	7.64%	7.20%	6.06%
Floating	5.40%	6.35%	-%	5.57%	-%	-%	5.57%

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company’s assets and the cost of borrowing.

Interest rate hedging instruments at March 31, 2007 and December 31, 2006 consisted of the following:

	At March 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$679,700	2,926	-	7.9
CDO cash flow hedges	889,241	5,526	-	7.0
Trading swaps	1,188,727	(39)	-	1.9
CDO trading swaps	257,879	266	-	5.6
CDO LIBOR cap	85,000	131	1,407	6.2

	At December 31, 2006
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$644,200	$5,048	-	7.9
CDO cash flow hedges	895,499	8,230	-	7.2
Trading swaps	1,220,000	2,033	-	2.1
CDO timing swaps	223,445	212	-	6.1
CDO LIBOR cap	85,000	(38)	1,407	6.4

Foreign currency agreements at March 31, 2007 and December 31, 2006 consisted of the following:

	At March 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	(410)	-	9.0 years
CDO currency swaps	537	-	11.8 years
Forwards	(2,685)	-	18 days

	At December 31, 2006
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$1,179	-	12.5
CDO currency swaps	(1,418)	-	12.5
Forwards	(2,659)	-	10 days

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

Certain information with respect to the Company's borrowings at March 31, 2007 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs	Senior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Outstanding borrowings	$683,050	$156,237	$1,236,806	$1,828,168	$75,000	$180,477	$4,159,738
Weighted average borrowing rate	5.40%	6.35%	3.99%	5.85%	7.20%	7.64%	5.34%
Weighted average remaining maturity	76 days	135 days	5.6 years	7.2 years	9.8 years	28.9 years	6.3 years
Estimated fair value of assets pledged	$743,688	$252,056	$1,257,631	$2,151,645	$-	$-	$4,405,020

At March 31, 2007, the Company's borrowings had the following remaining maturities:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs*	Senior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Within 30 days	$68,196	$73,380	$-	$-	$-	$-	$141,576
31 to 59 days	-	24,525	-	-	-	-	24,525
60 days to less than 1 year	614,854	-	-	-	-	-	614,854
1 year to 3 years	-	58,332	-	-	-	-	58,332
3 years to 5 years	-	-	-	-	-	-	-
Over 5 years	-	-	1,236,806	1,828,168	75,000	180,477	3,320,451
	$683,050	$156,237	$1,236,806	$1,828,168	$75,000	$180,477	$4,159,738

* At March 31, 2007, CDOs are comprised of $405,751 of CDO debt with a weighted average remaining maturity of 5.5 years, $302,632 of CDO debt with a weighted average remaining maturity of 5.4 years, $365,547 of CDO debt with a weighted average remaining maturity of 6.3 years, $401,833 of CDO debt with a weighted average remaining maturity of 10.2 years and $352,405 of CDO debt with a weighted average remaining maturity of 7.5 years.

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

During the second quarter of 2007, the Company entered into a $150 million committed dollar and non-dollar credit faculty with Lehman Commercial Paper Inc. Outstanding borrowings bear interest at LIBOR based variable rates. The facility matures in 60-days with two 30-day extensions available.

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

Junior Subordinate Notes

During April 2007, the Company announced the private placement of €50 million junior subordinated notes due in 2022. The notes bear interest at a rate equal to 3-month Euribor plus 2.6%. The notes can be redeemed in whole by the Company subject to certain provisions. The Company has the option to redeem all or a portion of the Notes at any time on or after April 30, 2012 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest through but excluding the redemption date.

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

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option. The Series D Preferred Stock will pay an annual dividend of 8.25%.

Common Equity Issuances

Another source of permanent capital is the issuance of common stock through a follow-on offering. This allows investors to purchase a large block of common stock in one transaction. A common stock issuance can be accretive to the Company's book value per share if the issue price per share exceeds the Company’s book value per share. It also can be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company's existing assets. Furthermore, earnings accretion also can be achieved at reinvestment rates that are lower than the return on existing assets if common stock is issued at a premium to book value.

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. For the three months ended March 31, 2007, the Company issued 15,363 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $201.

For the three months ended March 31, 2007, the Company issued 111,700 shares of Common Stock in connection with a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $1,347.

Off-Balance Sheet Arrangements

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46(R)-5”) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

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

At March 31, 2007, the Company owned securities of 33 Controlling Class CMBS trusts with a par of $1,115,314. The total par amount of CMBS issued by the 33 trusts was $49,811,289. One of the Company’s 33 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $870,833 and $762,567 at March 31, 2007 and December 31, 2006, respectively.

In addition, the Company has completed two securitizations that qualify as QSPE’s under SFAS No. 140. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPE’s, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at March 31 2007 and December 31, 2006, respectively, was $66,654 and $111,076.

The Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd (“Leaf”), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At March 31, 2007 and December 31, 2006, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $6,518 and $6,796.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company’s trading securities. Operating activities provided cash flows of $166,051 and $42,899 for the three months ending March 31, 2007, and 2006, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from repayment of trading securities also increases operating cash flows. The Company received $132,076 and $11,904 from trading securities for the three months ended March 31, 2007 and 2006, respectively.

The Company’s investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities used cash flows of $(208,374) and $(350,104), during the three months ended March 2007 and 2006, respectively.

Net cash flow provided by financing activities was $29,751 and $294,239 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, net cash provided by financing activities primarily represented the issuance of preferred stock. During the three months ended March 31, 2006, net cash provided by financing activities primarily represented the issuance of junior subordinated notes and significant borrowings under reverse repurchase agreements and credit facilities. Partially offsetting these cash inflows during the three months ended March 31, 2007 and 2006 was, repayments under reverse repurchase agreements and credit facilities and dividends payments.

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

To provide an incentive, the Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.37 per common share at March 31, 2007). Additionally, pursuant to a resolution of the Company’s Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s Common Stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding at December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Management fee	$3,520	$3,050
Incentive fee	2,724	1,169
Incentive fee - stock based	709	-
Total management and incentive fees	$6,953	$4,219

At March 31, 2007 and 2006, respectively, management and incentive fees of $11,248 and $4,014 remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $117 for certain expenses incurred on behalf of the Company for the three months ended March 31, 2007, and $100 for the three months ended March 31 2006, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2007 and 2006, the Company recorded administration and investment accounting fees of $181 and $58, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 28 of the Company's 33 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company's fees for Midland’s services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond Property Fund (“BlackRock Diamond”). On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At March 31, 2007, 100% of the commitment has been called and the Company owned approximately 18% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company’s investment in BlackRock Diamond at March 31, 2007 was $118,367. The Company’s unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at March 31, 2007 was $3,984. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On March 31, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I. The Company’s unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At March 31, 2007, the Company’s investment in Carbon II was $85,274 and the Company’s remaining commitment to Carbon II is $14,726. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company’s unaffiliated directors approved this transaction in September 2004.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets is increased, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets is decreased, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At March 31, 2007, all of the Company’s short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company’s assets and liabilities, including preferred stock. The Company’s objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 90-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.0 years based on net asset value at March 31, 2007. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $15,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at March 31, 2007. Actual results could differ significantly from these estimates.

Projected Percentage Change In Earnings Per Share Given LIBOR Movements
Change in LIBOR, +/- Basis Points	Projected Change in Earnings per Share
-200	$(0.01)
-100	$(0.01)
-50	$(0.00)
Base Case
+50	$0.00
+100	$0.01
+200	$0.01

The Company’s GAAP book value incorporates the estimated fair value of the Company’s interest bearing assets but it does not incorporate the estimated fair value of the Company’s interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company’s reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At March 31, 2007, economic duration for the Company’s entire portfolio was 2.3 years. This implies that for each 100 basis points of change in interest rates the Company’s economic value will change by approximately 2.3%. At March 31, 2007 the Company estimates its economic value, or net asset value of its common stock to be $723,340.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company’s common stock is as follows:

Duration - GAAP book value at March 31, 2007	7.8
Less:
Duration contribution of CDO I liabilities	(1.1)
Duration contribution of CDO II liabilities	(1.0)
Duration contribution of CDO III liabilities	(0.9)
Duration contribution of CDO HY3 liabilities	(0.7)
Duration contribution of Euro CDO liabilities	(0.1)
Duration contribution of Series C Preferred Stock	(0.0)
Duration contribution of Series D Preferred Stock	(0.4)
Duration contribution of junior subordinated notes	(0.7)
Duration contribution of senior unsecured notes	(0.6)
Economic duration at March 31, 2007	2.3

The GAAP book value of the Company’s common stock is $10.38 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 7.8%, or $58,000. However, the duration of the Company’s portfolio not financed with match funded debt is 2.0. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $15,000.

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

For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.99 per share of Common Stock per year and cause a significant write-down at the time the loss assumption is changed. The amount of the write-down depends on several factors, including which securities are most affected at the time of the write-down, but is estimated to be in the range of $0.08 to $0.28 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company’s exposure to a write-down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company’s CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At March 31, 2007, securities with a total estimated fair value of $2,158,105 are collateralizing the CDO borrowings of $1,822,871; therefore, the Company’s preferred equity interest in the five CDOs is $335,234 ($5.75 per share).

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities. It is the Company’s objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This is less important for those assets in the Company's portfolio considered liquid, as there is a very stable market for the financing of these securities.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2007.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At March 31, 2007, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on the Company’s business, financial condition and results of operations. For discussion of the Company’s potential risks, refer to Part I, "Item 1A., Risk Factors", included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on March 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued 364,453 shares of unregistered Common Stock with an aggregate value of $4,433. Pursuant to the Management Agreement which authorizes that a portion of incentive fees earned by the Manager may be paid in shares of the Company’s Common Stock, the Company issued 75,298 shares to the Manager as payment of a portion of the Manager's incentive fees. Pursuant to the portion of the Management Agreement which authorizes that a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st be paid to the Manager, 289,155 shares were issued in March 2007. The issuances of common stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Indenture, dated as of October 4, 2006, between Anthracite Capital, Inc. and Wells Fargo Bank, N.A., as trustee
4.2	Indenture, dated as of October 17, 2006, between Anthracite Capital, Inc. and Wells Fargo Bank, N.A., as trustee
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Date: May 10, 2007	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner
Title: Chief Executive Officer (duly authorized representative)

Date: May 10, 2007	By:	/s/ James J. Lillis
Name: James J. Lillis
Title: Chief Financial Officer