Form 10-Q
period 2007-06-30
ANTHRACITE CAPITAL INC
filed 2007-08-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

At August 9, 2007, 64,291,460 shares of common stock ($.001 par value per share) were outstanding.

ANTHRACITE CAPITAL, INC.
FORM 10-Q
INDEX

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as ‘‘trend,’’ ‘‘opportunity,’’ ‘‘pipeline,’’ ‘‘believe,’’ ‘‘comfortable,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘current,’’ ‘‘intention,’’ ‘‘estimate,’’ ‘‘position,’’ ‘‘assume,’’ ‘‘potential,’’ ‘‘outlook,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘maintain,’’ ‘‘sustain,’’ ‘‘seek,’’ ‘‘achieve’’ and similar expressions, or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘may’’ or similar expressions. Anthracite Capital, Inc. (the ‘‘Company’’) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in the Company’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company’s assets;

(3)	the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (‘‘BlackRock’’), the Company’s Manager;

(4)	the impact of increased competition;

(5)	the impact of future acquisitions or divestitures;

(6)	the unfavorable resolution of legal proceedings;

(7)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or BlackRock;

(8)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;

(9)	the ability of BlackRock to attract and retain highly talented professionals;

(10)	fluctuations in foreign currency exchange rates; and

(11)	the impact of changes to tax legislation and, generally, the tax position of the Company.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s subsequent reports filed with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share data)

	June 30, 2007		December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents		$107,716		$66,388
Restricted cash equivalents		19,253		59,801
Securities available-for-sale, at fair value
Subordinated commercial mortgage-backed securities (‘‘CMBS’’)	$1,006,794		$883,432
Investment grade CMBS	1,633,459		1,588,284
Residential mortgage-backed securities (‘‘RMBS’’)	128,776		144,140
Total securities available-for-sale		2,769,029		2,615,856
Commercial mortgage loan pools, at amortized cost		1,252,111		1,271,014
Securities held-for-trading, at estimated fair value
CMBS	21,169		22,383
RMBS	919		132,204
Total securities held-for-trading		22,088		154,587
Commercial mortgage loans, net		883,787		481,745
Equity investments		195,846		182,147
Derivative instruments, at fair value		429,809		317,574
Receivable for investment sold		25,000		—
Other assets		81,855		69,151
Total Assets		$5,786,494		$5,218,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Collateralized debt obligations (‘‘CDOs’’)	$1,815,679		$1,812,574
Secured by pledge of subordinated CMBS	147,305		48,628
Secured by pledge of other securities available-for-sale and cash equivalents	626,522		666,275
Secured by pledge of commercial mortgage loan pools	1,236,996		1,256,897
Secured by pledge of securities held-for-trading	—		127,249
Secured by pledge of commercial mortgage loans	247,479		26,570
Senior unsecured notes	162,500		75,000
Junior unsecured notes	67,528		—
Junior subordinated notes to subsidiary trust issuing preferred securities	180,477		180,477
Total borrowings		4,484,486		4,193,670
Payable for investments purchased		66,211		23,796
Distributions payable		21,343		17,669
Derivative instruments, at fair value		394,972		304,987
Other liabilities		24,740		22,032
Total Liabilities		4,991,752		4,562,154
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 64,194,747 shares issued and outstanding in 2007; 57,830,964 shares issued and outstanding in 2006		64		58
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred stock, liquidation preference $86,250		83,267		—
Additional paid-in capital		701,326		629,785
Distributions in excess of earnings		(112,496)		(120,976)
Accumulated other comprehensive income		67,146		91,807
Total Stockholders’ Equity		794,742		656,109
Total Liabilities and Stockholders’ Equity		$5,786,494		$5,218,263

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Income:
Interest from securities available-for-sale	$49,075	$43,080	$95,748	$81,977
Interest from commercial mortgage loans	18,282	8,973	29,449	16,989
Interest from commercial mortgage loan pools	13,002	13,287	26,133	26,513
Interest from securities held-for-trading	382	1,847	1,888	3,771
Earnings from equity investments	12,413	9,674	22,369	19,016
Interest from cash and cash equivalents	939	580	1,863	918
Total income	94,093	77,441	177,450	149,184
Expenses:
Interest	60,085	49,529	114,450	94,160
Interest – securities held-for-trading	—	1,829	1,474	3,722
Management and incentive fees	7,729	5,503	14,682	9,724
General and administrative expense	1,519	1,135	2,824	2,238
Total expenses	69,333	57,996	133,430	109,844
Other gains (losses):
Gain (loss) on sale of securities available-for-sale, net	158	(93)	6,908	(60)
Gain on securities held-for-trading, net	388	1,365	371	2,315
Foreign currency gain	1,371	271	2,855	315
Loss on impairment of assets	(2,900)	(4,653)	(4,098)	(5,434)
Total other gains (losses)	(983)	(3,110)	6,036	(2,864)
Income from Continuing Operations	23,777	16,335	50,056	36,476
Income from Discontinued Operations	—	1,366	—	1,366
Net income	23,777	17,701	50,056	37,842
Dividends on preferred stock	3,127	1,348	5,403	2,696
Net income available to common stockholders	$20,650	$16,353	$44,653	$35,146
Net income per common share, basic:	$0.35	$0.29	$0.76	$0.62
Net income per common share, diluted:	$0.34	$0.29	$0.76	$0.62
Income from continuing operations per share of common stock, after preferred dividends Basic	$0.35	$0.26	$0.76	$0.60
Diluted	$0.34	$0.26	$0.76	$0.60
Income from discontinued operations per share of common stock Basic	$—	$0.03	$—	$0.02
Diluted	$—	$0.03	$—	$0.02
Weighted average number of shares outstanding:
Basic	59,568,536	57,065,593	58,715,762	56,869,865
Diluted	59,891,468	57,354,817	58,878,837	57,016,222
Dividend declared per share of common stock	$0.30	$0.29	$0.59	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007
(in thousands)

	Common Stock, Par Value	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	$58	$55,435		$629,785	$(120,976)	$91,807		$656,109
Net income					50,056		$50,056	50,056
Unrealized gain on cash flow hedges						32,665	32,665	32,665
Reclassification adjustments from cash flow hedges included in net income						763	763	763
Foreign currency translation						(58)	(58)	(58)
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						(58,031)	(58,031)	(58,031)
Other comprehensive income							(24,661)
Comprehensive income							$25,395
Dividends declared-common stock					(36,173)			(36,173)
Dividends on preferred stock					(5,403)			(5,403)
Issuance of common stock	6			71,541				71,547
Issuance of preferred stock			83,267					83,267
Balance at June 30, 2007	$64	$55,435	$83,267	$701,326	$(112,496)	$67,146		$794,742

Disclosure of reclassification adjustment:

For the six months ended June 30, 2007
Unrealized holding loss on securities available-for-sale	$(64,939)
Reclassification for realized gains previously recorded as unrealized	6,908
(58,031)

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$50,056	$37,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net decrease in trading securities	132,870	22,509
Net gain on sale of securities	(7,279)	(2,255)
Gain on sale of real estate held for sale	—	(1,366)
Earnings from subsidiary trust	(209)	(201)
Distributions from subsidiary trust	209	171
Earnings from equity investments	(22,369)	(19,016)
Distributions of earnings from equity investments	8,878	8,659
Amortization of collateralized debt obligation issuance costs	1,794	1,171
Amortization of junior subordinated note issuance costs	92	76
Amortization of senior unsecured notes issuance costs	94	—
Discount accretion (net)	(5,525)	(2,613)
Loss on impairment of assets	4,098	5,434
Unrealized net foreign currency gain	(7,152)	(7,772)
Non-cash management and incentive fees	2,893	1,668
Proceeds from sale of interest rate swap agreements	8,175	15,102
Decrease increase in other assets	(8,911)	22,333
Increase (decrease) in other liabilities	5,065	(5,599)
Net cash provided by operating activities	162,779	76,143
Cash flows from investing activities:
Purchase of securities available-for-sale	(215,210)	(506,068)
Proceeds from sale of securities available-for-sale	50,335	73,563
Principal payments received on securities available-for-sale	42,659	24,643
Funding of commercial mortgage loans	(574,980)	(123,779)
Repayments received from commercial mortgage loans	155,173	65,981
Repayments received from commercial mortgage loan pools	12,436	4,344
Purchase of real estate held-for-sale	—	(5,435)
Proceeds from sale of real estate held-for-sale	—	6,801
Increase (decrease) in restricted cash equivalents	40,548	(52,401)
Return of capital from equity investments and joint ventures	—	14,742
Investment in equity investments	(25,209)	(55,990)
Net cash used in investing activities	(514,248)	(553,599)

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash flows from financing activities:
Net increase (decrease) increase in borrowings under reverse repurchase agreements and credit facilities	150,615	(5,659)
Repayments of borrowings secured by commercial mortgage loan pools	(12,849)	(3,994)
Issuance of collateralized debt obligations	23,875	417,000
Issuance costs for collateralized debt obligations	(1,518)	(7,057)
Repayments of collateralized debt obligations	(29,447)	(1,353)
Issuance of junior subordinated notes to subsidiary trust	—	100,000
Issuance costs of junior subordinated notes	—	(3,146)
Issuance of senior unsecured notes	87,500	—
Issuance costs of senior unsecured notes	(2,456)
Issuance of junior unsecured notes	67,528	—
Issuance costs of junior unsecured notes	(2,113)	—
Dividends paid on preferred stock	(4,217)	(2,695)
Proceeds from issuance of preferred stock, net of offering costs	83,267	6,764
Proceeds from issuance of common stock, net of offering costs	66,297	—
Dividends paid on common stock	(33,685)	(31,749)
Net cash provided by financing activities	392,797	468,111
Net increase (decrease) in cash and cash equivalents	41,328	(9,345)
Cash and cash equivalents, beginning of period	66,388	40,556
Cash and cash equivalents, end of period	$107,716	$31,211
	2007	2006
Supplemental disclosure of cash flow information: Interest paid	$109,355	$93,843
Investments purchased not settled	$66,211	$11,996
Investments sold not settled	$25,000	$21,372
Supplemental disclosure of non-cash investing and financing activities:
Investments in subsidiary trusts	$—	$3,097
Incentive fees paid by the issuance of common stock	$5,250	$1,287

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the ‘‘Company’’) is a specialty finance company that invests in commercial real estate assets on a global basis. The Company primarily generates income based on the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed as a real estate investment trust (‘‘REIT’’) under the United States Internal Revenue Code of 1986, as amended (the ‘‘Code’’) and, therefore, its income is largely exempt from corporate taxation. The Company commenced operations on March 24, 1998.

The Company’s ongoing investment activities primarily encompass three core investment activities:

1)	Commercial Real Estate Securities

2)	Commercial Real Estate Loans

3)	Commercial Real Estate Equity

The accompanying June 30, 2007 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (‘‘GAAP’’) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the ‘‘SEC’’).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation and credit analysis related to certain of the Company’s mortgage-backed securities, commercial mortgage loans, and certain other investments.

Recent Accounting Developments

Reverse Repurchase Agreements

In July 2007, the FASB issued proposed FSP FAS 140-d, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FASB currently seeks written comments on the proposed FSP, which addresses the accounting for the transfer of financial assets and a subsequent repurchase financing. The proposed FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The proposed FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the proposed FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that the proposed FSP’s purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, the FASB has stated that it is the FASB’s desire to have the proposed FSP effective as soon as practicable.

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the accounting standard setters’ deliberations, the Company may be precluded from presenting the assets gross on the Company’s consolidated statement of financial condition and should instead be treating the Company’s net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes net equity would not be materially affected. At June 30, 2007, the Company has identified available-for-sale securities with a fair value of approximately $30,956 which had been purchased from and financed with reverse repurchase agreements totaling approximately $26,002 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at June 30, 2007 to that required by the proposed FSP, total assets and total liabilities would be reduced by approximately $26,002.

Investment Companies

In June, 2007, the American Institute of Certified Public Accountants (‘‘AICPA’’) issued Statement of Position (‘‘SOP’’) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies the ‘‘Guide’’. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

Fair Value Accounting

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS No. 159’’), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the consolidated statement of financial condition from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company currently is analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

Variable Interest Entities

The consolidated financial statements include the financial statements of Anthracite Capital, Inc. and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entitites (‘‘VIEs’’) in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (‘‘FIN 46R’’). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. All inter-company balances and transactions have been eliminated in consolidation.

The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (‘‘Controlling Class’’). The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (‘‘QSPE’’) criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Future guidance from the accounting standard setters may require the Company to evaluate these trusts for possible consolidation under FIN 46R.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140. SFAS No. 155 provides, among other things, that:

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

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The adoption of SFAS No. 155 on January 1, 2007 did not have an impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company currently is evaluating the impact adoption will have on its consolidated financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$20,650	$16,353	$44,653	$35,146
Numerator for basic and diluted earnings per share	$20,650	$16,353	$44,653	$35,146
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	59,568,356	57,065,593	58,715,762	56,869,865
Dilutive effect of stock options	2,480	3,741	2,760	3,616
Dilutive effect of stock based incentive fee	320,632	285,483	160,315	142,741
Denominator for diluted earnings per share – weighted average common shares outstanding and common stock equivalents outstanding	59,891,468	57,354,817	58,878,837	57,016,222
Basic net income per weighted average common share:	$0.35	$0.29	$0.76	$0.62
Diluted net income per weighted average common share and common share equivalents:	$0.34	$0.29	$0.76	$0.62

Total anti-dilutive stock options excluded from the calculation of net income per share were 1,380,151 for the three and six months ended June 30, 2007. Total anti-dilutive stock options excluded from the calculation of net income per share were 1,384,151 for the three and six months ended June 30, 2006.

Note 3    SECURITIES AVAILABLE-FOR-SALE

The Company’s securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at June 30, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS:
CMBS interest only securities (‘‘IOs’’)	$61,713	$1,194	$(2,781)	$60,126
Investment grade CMBS	846,716	39,906	(12,841)	873,781
Non-investment grade rated subordinated securities	805,938	50,793	(22,554)	834,177
Non-rated subordinated securities	97,263	11,294	(152)	108,405
Credit tenant leases	24,147	244	(989)	23,402
Investment grade REIT debt	247,802	3,180	(3,980)	247,002
Multifamily agency securities	438,676	484	(10,011)	429,149
CDO investments	66,135	9,770	(11,694)	64,211
Total CMBS	2,588,390	116,865	(65,002)	2,640,253
RMBS:
Agency adjustable rate securities	1,256	9	—	1,265
Residential CMOs	119,843	75	(2,306)	117,612
Hybrid adjustable rate mortgages (‘‘ARMs’’)	10,129	—	(230)	9,899
Total RMBS	131,228	84	(2,536)	128,776
Total securities available-for-sale	$2,719,618	$116,949	$(67,538)	$2,769,029

At June 30, 2007, the Company’s securities available-for-sale included non-U.S. dollar denominated assets with an estimated fair value of $343,862.

At June 30, 2007, an aggregate of $2,480,060 in estimated fair value of the Company’s securities available-for-sale was pledged to secure its collateralized borrowings.

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
CMBS IOs	$26,218	$(1,081)	$23,015	$(1,700)	$49,233	$(2,781)
Investment grade CMBS	163,986	(3,293)	137,529	(9,548)	301,515	(12,841)
Non-investment grade rated subordinated securities	271,832	(13,093)	123,178	(9,461)	395,010	(22,554)
Non-rated subordinated securities	11,242	—	2,406	(152)	13,648	(152)
Credit tenant leases	—	—	15,174	(989)	15,174	(989)
Investment grade REIT debt	25,420	(296)	71,962	(3,684)	97,382	(3,980)
Multifamily agency securities	101,994	(1,279)	265,315	(8,732)	367,309	(10,011)
CDO investments	10,116	(9,511)	33,522	(2,183)	43,638	(11,694)
Residential CMOs	36,518	(108)	80,833	(2,198)	117,351	(2,306)
Hybrid ARMs	—	—	9,898	(230)	9,898	(230)
Total temporarily impaired securities	$647,326	$(28,661)	$762,832	$(38,877)	$1,410,158	$(67,538)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. At June 30, 2007, management had both the intent and the ability to hold the securities until the amortized cost was recovered and concluded that none of the securities are other than temporarily impaired.

Due to unanticipated changes in market conditions subsequent to June 30, 2007, the Company sold a portion of its high credit quality liquid securities to further increase its liquidity. The sale of these securities, which consisted of CMBS IOs and multifamily agency securities, generated a loss which will be reported in the statement of operations for the third quarter of 2007.

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The CMBS provide credit support to the more senior classes of the related commercial securitization. The Company generally does not own the senior classes of its below investment grade CMBS. Cash flows from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class’ stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At June 30, 2007, the anticipated weighted average unlevered yield based upon the adjusted cost of the Company’s entire subordinated CMBS portfolio was 10.1% per annum. The anticipated reported yield of the Company’s investment grade securities available-for-sale was 6.1%. The Company’s anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company’s anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. All of the Company’s RMBS were issued by FHLMC, FNMA or GNMA. The Company does not have any subprime exposure. The Company’s securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At June 30, 2007, adjustable rate RMBS with an estimated fair value of $128,775 was included in securities available-for-sale on the consolidated statements of financial condition.

Note 4    IMPAIRMENTS — CMBS

The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (‘‘EITF 99-20’’) on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their market value on its consolidated statement of financial condition.

For the six months ended June 30, 2007, changes in timing of assumed credit loss and prepayments on three CMBS required an impairment charge totaling $2,777. The Company also increased its underlying loss expectations for one below investment grade European CMBS during the six months ended June 30, 2007, resulting in an additional impairment charge of $1,321. During the quarter ended June 30, 2007, 45 of the Company’s Controlling Class CMBS with an aggregate adjusted purchase price of $159,637 experienced a weighted average yield increase of 68 basis points and 22 Controlling Class CMBS with an aggregate adjusted purchase price of $176,960 experienced a weighted average yield decrease of nine basis points.

For the six months ended June 30, 2006, the Company had eight CMBS that required an impairment charge of $5,434, of which $4,226 was attributed to higher prepayment rates on a pool of Small Business Administration commercial mortgages. The decline in the updated yields that caused the impairments was not related to increases in losses but rather changes in the timing of credit losses and prepayments. Based on current economic conditions, the Company believes the impairments will be recovered over the remaining life of the bonds.

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

Note 6    COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at June 30, 2007 and December 31, 2006:

	Loan Outstanding				Weighted Average Yield
	June 30, 2007		December 31, 2006
Property Type	Amount	%	Amount	%	2007	2006
Retail	$374,319	42.4%	$194,938	40.5%	7.7%	7.7%
Office	238,469	27.0	130,016	27.0	8.4	8.2
Multifamily	119,261	13.5	57,917	12.0	9.9	10.7
Storage	83,748	9.5	34,009	7.1	9.1	9.0
Land	25,000	2,8	—	—	9.8	—
Industrial	19,222	2.2	19,317	4.0	9.7	9.1
Hotel	16,291	1.8	38,899	8.1	10.6	10.0
Other Mixed Use	7,477	0.8	6,649	1.3	7.2	8.7
Total	$883,787	100.0%	$481,745	100.0%	8.5%	8.6%

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $554,471 and $243,377 at June 30, 2007 and December 31, 2006, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

Reconciliation of commercial mortgage loans:

Book Value
Balance at December 31, 2006	$481,745
Adjustment for discount accretion and foreign currency	6,031
Proceeds from repayment of mortgage loans	(155,173)
Investments in commercial mortgage loans	551,184
Balance at June 30, 2007	$883,787

There were no loans that were delinquent in payment of principal or interest at June 30, 2007 or December 31, 2006.

Note 7    EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the six months ended June 30, 2007:

	BlackRock Diamond	Carbon I	Carbon II	Dynamic India Fund IV*	Total
Balance at December 31, 2006	$105,894	$3,144	$69,259	$3,850	$182,147
Contributions to Investments	7,397	—	15,612	2,200	25,209
Redemption	(25,000)	—	—	—	(25,000)
Distributions from Investments	(1,777)	—	(7,102)	—	(8,879)
Equity earnings	14,400	858	7,111	—	22,369
Balance at June 30, 2007	$100,914	$4,002	$84,880	$6,050	$195,846

*	The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’) which was fully funded in January 2007. The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007 and has requested redemption of the remaining $100,914 as of its September 30, 2007 net asset value, the proceeds from which should be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007.

The Company recorded $14,400 of income related to its ownership in BlackRock Diamond for the six months ended June 30, 2007, as reported by BlackRock Diamond. Of the $14,400 in income, $283 represented current income and $14,117 represented unrealized capital appreciation. The Company’s investment represents a 14% interest in a portfolio of 57 assets with a total market value of approximately $978,039. BlackRock Diamond carries its real estate investments at estimated fair values based upon valuations performed internally and upon appraisal reports prepared annually by independent real estate appraisers. The estimated fair values of real estate may differ significantly from those that could be realized if the real estate were actually offered for sale in the market place.

At June 30, 2007, the Company owned approximately 20% of Carbon Capital, Inc. (‘‘Carbon I’’). The Company also owned approximately 26% of Carbon Capital II, Inc. (‘‘Carbon II’’, and collectively with Carbon I, the ‘‘Carbon Capital Funds’’) at June 30, 2007. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 11 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and as repayments occur, capital will be returned to investors. The Company’s investment in Carbon I at June 30, 2007 was $4,002.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. The Company’s investment in Carbon II at June 30, 2007 was $84,880.

As previously reported, investments held by Carbon II, of which the Company owns 26%, include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured. The underlying property is a hotel located in the South Beach area of Miami, Florida. In the second quarter of 2006, Carbon II purchased the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II’s existing investment and provides Carbon II with the ability to direct the workout process. Both loans matured in March 2007, and the borrower failed to repay triggering a maturity default. The borrower is reportedly under contract for the sale of a controlling interest in the property at a purchase price in excess of the debt. Based on the credit analysis performed for this property, the loan to value of this loan is less than 60% and Carbon II believes a loan loss reserve is not necessary at June 30, 2007.

As previously reported, two other loans held by Carbon II have defaulted. The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets being converted to condominiums. Regarding the 336-unit property in Orlando, Carbon II has concluded a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage. The borrower continues to hold title and implement its sales strategy. Since its implementation in March, 86 units have been sold and closed. An additional 40 units are under contract with deposits and 47 contracts are being prepared. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at June 30, 2007.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower defaulted on its loan. Carbon II has taken title to the property, hired an independent managing agent and intends to operate it as a rental property while preparing the property for sale. During 2006, Carbon II established a loss reserve of $5,180, of which the Company’s share is $1,361. Carbon II determined that no change to the carrying value of the property was necessary at June 30, 2007. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. On February 13, 2006, the Company received a notice calling 35% of its commitment.

Note 8    BORROWINGS

The Company’s borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, trust preferred securities, and commercial mortgage loan pools.

Certain information with respect to the Company’s borrowings at June 30, 2007 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs	Senior Unsecured Notes	Junior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Outstanding borrowings	$619,539	$407,748	$1,231,015	$1,815,679	$162,500	$67,528	$180,477	$4,484,486
Weighted average borrowing rate	5.34%	6.09%	3.99%	5.84%	7.59%	6.56%	7.64%	5.31%
Weighted average remaining maturity	69 days	214 days	5.39 years	6.93 years	7.13 years	14.84 years	28.62 years	6.0 years
Estimated fair value of assets pledged	$660,743	$569,827	$1,252,111	$2,087,342	$—	$—	$—	$4,570,023

At June 30, 2007, the Company’s borrowings had the following remaining maturities:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs*	Senior Unsecured Notes	Junior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Within 30 days	$92,324	$54,598	$—	$—	$—	$—	$—	$146,922
31 to 59 days	62,433	68,090	—	—	—	—	—	130,523
60 days to less than 1 year	464,782	201,057	—	—	—	—	—	665,839
1 year to 3 years	—	84,003	—	—	—	—	—	84,003
3 years to 5 years	—	—	—	—	—	—	—	—
Over 5 years	—	—	1,231,015	$1,815,679	$162,500	67,528	180,477	3,457,199
	$619,539	$407,748	$1,231,015	$1,815,679	$162,500	$67,528	$180,477	$4,484,486

*	At June 30, 2007, CDOs are comprised of $406,003 of CDO debt with a weighted average remaining maturity of 5.54 years, $302,488 of CDO debt with a weighted average remaining maturity of 5.37 years, $377,500 of CDO debt with a weighted average remaining maturity of 5.89 years, $373,818 of CDO debt with a weighted average remaining maturity of 10.18 years and $355,870 of CDO debt with a weighted average remaining maturity of 7.5 years.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. See ‘‘Item 3 — Quantitative and Qualitative Disclosures About Market Risk’’ for a discussion of the Company’s exposure to potential margin calls. At June 30, 2007, more than ten percent of the Company’s net assets were held as collateral for reverse repurchase agreements with Citigroup Global Markets Inc. and Lehman Brothers Inc.

The Company’s credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at June 30, 2007:

	Maturity Date	Facility Amount		Total Borrowings	Unused Borrowing Capacity
Greenwich Capital, Inc.(1)	7/7/07	$75,000	*	$—	$—
Deutsche Bank, AG(2)	12/20/07	$200,000		$92,129	$107,871
Bank of America, N.A.(3)(4)	9/17/08	$100,000		$84,504	$15,496
Morgan Stanley Bank(3)	2/16/08	$200,000		$199,233	$767
Lehman Commercial Paper, Inc.(1)(5)	7/29/07	$150,000		$31,882	—
		$606,882		$407,748	$124,134

*	Commitment expired December 23, 2006 and facility was paid off on June 18, 2007.
(1)	USD only
(2)	Multicurrency
(3)	Non-USD only
(4)	Can be increased up to $15,000 based on the change in exchange rates of the non-U.S. dollar loans.
(5)	No additional borrowings can be drawn after June 30, 2007. However, any amounts drawn under this provision must be repaid in ninety days.

During the second quarter of 2007, the Company entered into a $150,000 committed U.S. dollar and non- U.S. dollar credit facility with Lehman Commercial Paper, Inc. Outstanding borrowings bear interest at LIBOR-based variable rate. The facility matures in 60-days with two 30-day extensions available.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. which matures in January 2009. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate.

On July 20, 2007 the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company’s Yen asset acquisitions.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth of $520,048 plus an amount equal to 75% of any equity proceeds issued after June 30, 2007 in accordance with GAAP, a maximum recourse debt-to-equity of 3.0 to 1, and a minimum cash requirement of $10,000 based upon certain debt-to-equity ratios. During the first quarter of 2007, the Company amended the debt service coverage ratio covenant on its committed debt facilities. The terms of the calculation were revised and the debt service coverage ratio was reduced from 1.75 to 1.20. The revised calculation better reflects the Company’s ability to service debt on a cash basis. At June 30, 2007, the Company was in compliance with all covenants.

Senior Unsecured Notes

During June 2007, the Company issued $37,500 of senior unsecured notes due in 2017. The notes bear interest at a fixed rate of 8.13% until July 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%. Total borrowings cannot exceed 95% of the sum of total borrowings plus stockholders’ equity and the Company must maintain a minimum net worth of $400,000. The senior unsecured notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Junior Unsecured Notes

During April 2007, the Company issued €50,000 junior subordinated notes due in 2022. The notes bear interest at a rate equal to 3-month Euribor plus 2.6%. The notes can be redeemed in whole by the Company subject to certain provisions. The Company has the option to redeem all or a portion of the notes at any time on or after April 30, 2012 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest through but excluding the redemption date.

Note 9    PREFERRED STOCK

On February 12, 2007, the Company authorized and issued 3,450,000 shares of Series D Preferred Stock, including 450,000 shares of Series D Preferred Stock issued pursuant to an option to purchase additional shares granted to the underwriters. The Series D Preferred Stock is perpetual, carries a 8.25% coupon and has a preference in liquidation of $86,250. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were approximately $83,267.

Note 10    COMMON STOCK

The following table summarizes Common Stock issued by the Company for the six months ended June 30, 2007:

	Shares	Net Proceeds
Dividend Reinvestment Plan	33,052	$408
Sales agency agreement	147,700	1,770
Incentive fees*	143,876	1,780
Incentive fee – stock based*	289,155	3,470
Follow-on offering	5,750,000	64,184
Total	6,363,783	$71,612

*	See Note 11 of the consolidated financial statements, Transactions With Affiliates, for a further description of the Company’s Management Agreement.

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of its common stock, par value $0.001 per share, at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were approximately $64,184.

On March 6, 2007, the Company declared dividends to its common stockholders of $0.29 per share, payable on April 30, 2007 to stockholders of record on March 30, 2007. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

On May 22, 2007, the Company declared distributions to its stockholders of $0.30 per share, payable on July 31, 2007 to stockholders of record on June 29, 2007. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

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

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock ($11.38 per common share at June 30, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three and six months ended June 30, 2007, and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Management fee	$3,868	$3,109	$7,388	$6,160
Incentive fee	2,922	1,538	5,646	2,708
Incentive fee- stock based	939	856	1,648	856
Total management and incentive fees	$7,729	$5,503	$14,682	$9,724

At June 30, 2007 and 2006, respectively, management and incentive fees of $7,308 and $4,422, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $117and $235 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2007, and $100 and $200 for the three and six months ended June 30, 2006, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the six months ended June 30, 2007, and 2006, the Company recorded administration and accounting service fees of $363, and $140, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 29 of the Company’s 34 Controlling Class trusts is Midland Loan Services, Inc. (‘‘Midland’’), a wholly owned indirect subsidiary of The PNC Financial Services Group, Inc. (‘‘PNC Bank’’), and therefore a related party of the Manager. The Company’s fees for Midland’s services are at market rates.

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond. At June 30, 2007, the Company redeemed $25,000 of its investment. Following this redemption, the Company’s investment in BlackRock Diamond was $100,914 and represented approximately 14% of BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager related to its investment in BlackRock Diamond. The Company has requested redemption of the remaining $100,914 as of September 30, 2007, the proceeds from which will be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at June 30, 2007 was $4,002. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On June 30, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. The Company’s investment in Carbon II was $84,880. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On June 30, 2007, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company’s unaffiliated directors approved the investments in BlackRock Diamond and the Carbon Capital Funds prior to the investments being made.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (‘‘Installment Payment’’) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (‘‘GMAC Contract’’). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2007, the Installment Payment would be $3,000 payable over three years. The Company does not accrue for this contingent liability.

Note 12    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in other comprehensive income (‘‘OCI’’) and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At June 30, 2007, the Company did not have any of these deposits.

At June 30, 2007, the Company had interest rate swaps with notional amounts aggregating $1,389,641 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $41,247 are included in derivative assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $2,015 are included in derivative liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2007, the net change in the estimated fair value of the interest rate swaps was an increase of $32,609, of which $56 was deemed ineffective and is included as an increase of interest expense and $32,665 was recorded as an addition to OCI. At June 30, 2007, the $1,389,641 notional of swaps designated as cash flow hedges had a weighted average remaining term of 7.2 years.

During the six months ended June 30, 2007, the Company terminated four of its interest rate swaps with a notional amount of $274,200 that was designated as a cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $6,139 gain in value incurred from OCI to interest expense over 9.1 years, which was the weighted average remaining term of the swaps at the time they were closed out. At June 30, 2007, the Company has, in aggregate, $1,295 of net losses related to terminated swaps recorded in OCI. For the quarter ended June 30, 2007, $356 was reclassified as an increase to interest expense and $920 will be reclassified as an increase to interest expense for the next twelve months.

At June 30, 2007, the Company had interest rate swaps with notional amounts aggregating $1,497,370 designated as trading derivatives. Trading derivatives with an estimated fair value of $2,113 are included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $1,264 are included in derivative liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2007, the change in estimated fair value for these trading derivatives was an increase of $217 and is included as an increase of gain on securities held-for-trading on the consolidated statement of operations. At June 30, 2007, the $1,497,370 notional of swaps designated as trading derivatives had a weighted average remaining term of 2.3 years.

At June 30, 2007, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at June 30, 2007 of $159 which is included in derivative assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) in securities held-for-trading on the consolidated statement of operations.

Foreign Currency

Foreign currency agreements at June 30, 2007 consisted of the following:

	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(76)	—	8.0 years
CDO currency swaps	415	—	10.7 years
Forwards	(5,741)	—	18 days

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statement of operations. The Company recorded foreign currency gains of $1,371 and $2,855 for the three and six months ended June 30, 2007 and $271 and $315 for the three and six months ended 2006, respectively.

Consistent with SFAS No. 52, Foreign Currency Translation (‘‘SFAS No. 52’’), SFAS No. 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company primarily uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with SFAS No. 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within accumulated OCI. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

Note 13    NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income:
Interest from securities available-for-sale	$49,075	$43,080	$95,748	$81,977
Interest from commercial mortgage loans	18,282	8,973	29,449	16,989
Interest from commercial mortgage loan pools	13,002	13,287	26,133	26,513
Interest from securities held-for-trading	382	1,847	1,888	3,771
Interest from cash and cash equivalents	939	580	1,863	918
Total interest income	81,680	67,767	155,081	130,168
Interest Expense:
Interest	60,085	49,529	114,450	94,160
Interest – securities held-for-trading	—	1,829	1,474	3,722
Total interest expense	60,085	51,358	115,924	97,882
Net interest income	$21,595	$16,409	$39,157	$32,286

Note 14    SUBSEQUENT EVENT

The current situation in the sub-prime mortgage sector and the current weakness in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to nonprime residential assets, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $107,716 of cash and cash equivalents held by the company as of June 30, 2007, along with $25,000 of cash that was received in July related to a partial redemption of the BlackRock Diamond. In addition, subsequent to June 30, 2007 the Company sold a portion of the high credit quality, liquid securities which generated approximately $7,500 in cash after pay down of the related short-term financing.

Due to higher Treasury rates since the time of purchase, these sales generated a loss, which for accounting purposes, will be reported in the statement of operations for the third quarter of 2007. In connection with the sale of the assets, the Company also closed out several interest rate swaps at a gain. The swaps were hedging portions of the Company’s floating-rate liabilities incurred to hold these assets. As such, gains may be recognized in the third quarter of 2007 or over the remaining life of the swap.

Additionally, the Company has requested the redemption of its remaining investment in BlackRock Diamond at its September 30, 2007 net asset value. The proceeds from this redemption will be approximately $100,000 and are expected to be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007. While the additional cash is not needed for liquidity purposes at this time, the Company believes having excess cash on hand will provide an additional measure of balance sheet strength.

While the Company’s management believes that its current financing sources and cash flows from operations are adequate to meet the Company’s ongoing liquidity needs for the near term, we have refocused our strategy to maintain liquidity until the market conditions stabilize, which may have a negative impact on our future net interest margins.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All currency figures expressed herein are expressed in thousands, except share and per share amounts.

I.    General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the ‘‘Company’’) is a specialty finance company that invests in commercial real estate assets on a global basis. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company’s primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (‘‘CMBS’’), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing. The Company also began investing in diversified portfolios of commercial real estate in the United States during December 2005. The Company commenced operations on March 24, 1998.

The Company’s common stock is traded on the New York Stock Exchange under the symbol ‘‘AHR’’. The Company’s primary long-term objective is to distribute dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company’s credit loss assumptions, general level of interest rates and projected hedging costs.

The Company is managed by BlackRock Financial Management, Inc. (the ‘‘Manager’’), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $1.230 trillion of assets under management, including more than $25 billion in real estate equity and debt, at June 30, 2007. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.

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

The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See ‘‘Item 3 — Quantitative and Qualitative Disclosures About Market Risk’’ for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company’s asset types at June 30, 2007 and December 31, 2006:

	Carrying Value at
	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial real estate securities	$2,661,422	52.0%	$2,494,100	53.0%
Commercial mortgage loan pools(1)	1,252,111	24.5	1,271,014	27.0
Commercial real estate loans(2)	972,668	19.0	554,148	11.8
Commercial real estate equity	106,964	2.1	109,744	2.3
Total commercial real estate assets	4,993,165	97.6	4,429,006	94.1
Residential mortgage-backed securities	129,695	2.4	276,343	5.9
Total	$5,122,860	100.0%	$4,705,349	100.0%

(1)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
(2)	Includes Carbon Capital funds.

During the six months ended June 30, 2007, the Company purchased a total of $852,204 of commercial real estate assets, which included $538,728 of non-U.S. dollar denominated assets. Commercial real estate assets purchased consisted of $287,438 of commercial mortgage-backed securities (‘‘CMBS’’), $557,369 of commercial real estate loans and $7,397 of real estate equity. The Company redeemed $25,000 of its $125,914 investment in BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’) based on June 30, 2007 net asset value. Subsequent to June 30, 2007, the Company has decided to redeem its entire interest in BlackRock Diamond based on September 30, 2007 net asset value. The net proceeds from the final redemption should be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007.

Summary of Commercial Real Estate Assets

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at June 30, 2007 is as follows:

	Commercial Real Estate Securities	Commercial Real Estate Loans(1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)
USD	$2,302,099	$368,174	$100,914	$1,252,111	$4,023,298	$4,023,298
GBP	£39,866	£47,996	—	—	£87,862	176,282
EURO	€142,361	€361,908	—	—	€504,269	681,041
Swiss Francs	—	CHF 23,804	—	—	CHF 23,804	19,422
Canadian Dollars	$73,673	—	—	—	$73,673	69,258
Japanese Yen	¥ 2,200,000	—	—	—	¥ 2,200,000	17,814
Indian Rupees	—	—	Rs 246,401	—	Rs 246,401	6,050
Total USD Equivalent	$2,661,422	$972,668	$106,964	$1,252,111	$4,993,165	$4,993,165

(1)	Includes the Company’s investments in the Carbon Capital Funds of $88,882 at June 30, 2007.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2006 is as follows:

	Commercial Real Estate Securities	Commercial Real Estate Loans(1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)
USD	$2,312,503	$310,771	$105,894	$1,271,014	$4,000,182	$4,000,182
GBP	£27,532	£28,977	—	—	£56,509	110,681
Euro	€80,923	€141,422	—	—	€222,345	293,408
Canadian Dollars	$24,339	—	—	—	$24,339	20,885
Indian Rupees	—	—	Rs169,823	—	Rs 169,823	3,850
Total USD Equivalent	$2,494,100	$554,148	$109,744	$1,271,014	$4,429,006	$4,429,006

(1)	Includes the Company’s investments in the Carbon Capital Funds of $72,402 at December 31, 2006.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary currency exposures are the Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. investments. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure. Foreign currency gain was $2,855 and $315 for the six months ended June 30, 2007 and 2006, respectively.

Commercial Real Estate Assets Portfolio Activity

The following table details the par, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at June 30, 2007. The dollar price (‘‘Dollar Price’’) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Commercial real estate securities outside CDOs
Investment grade CMBS	$116,478	$113,423	97.38	$112,732	96.78	5.20%
Investment grade REIT debt	23,121	21,521	93.08	22,984	99.41	5.49%
CMBS rated BB+ to B	298,145	242,344	81.28	251,151	84.24	8.01%
CMBS rated B− or lower	258,381	92,160	35.67	86,730	33.57	8.97%
CDO Investments	347,792	64,212	18.46	66,136	19.02	18.26%
CMBS Interest Only securities (‘‘IOs’’)	2,807,541	60,126	2.14	61,713	2.20	7.67%
Multifamily agency securities	434,144	429,149	98.85	438,676	101.04	5.08%
Commercial mortgage loan pools	1,191,835	1,252,111	105.06	1,252,111	105.06	4.26%
Total commercial real estate assets outside CDOs	5,477,437	2,257,046	41.53	2,292,233	41.85	5.33%
Commercial real estate loans and equity outside CDOs
Commercial real estate loans	444,769	529,345		525,445
Commercial real estate	81,050	106,964		81,050
Total commercial real estate loans and equity outside CDOs	525,819	636,309		606,495
Commercial real estate assets included in CDOs
Investment grade CMBS	799,292	779,501	97.52	754,503	94.40	7.06%
Investment grade REIT debt	223,324	225,480	100.97	224,818	100.67	5.92%
CMBS rated BB+ to B	636,266	531,508	83.54	496,143	77.80	9.62%
CMBS rated B− or lower	193,196	78,595	40.68	70,893	36.70	15.04%
Credit tenant lease	23,518	23,402	99.51	24,147	102.68	5.67%
Commercial real estate loans	454,207	443,324	97.60	424,621	93.49	8.48%
Total commercial real estate assets included in CDOs	2,329,803	2,081,810	89.36	1,995,125	85.59	8.14%
Total commercial real estate assets	$8,333,059	$4,993,165		$2,893,853

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company’s commercial real estate assets included in as well as outside of the Company’s CDOs at December 31, 2006:

	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Commercial real estate securities outside CDOs
Investment grade CMBS	$20,989	$21,426	102.09	$21,753	103.64	5.51%
Investment grade REIT debt	23,121	21,566	93.28	22,973	99.36	5.49%
CMBS rated BB+ to B	106,979	86,677	81.02	87,486	81.78	8.01%
CMBS rated B− or lower	147,465	50,165	34.02	46,043	31.22	9.06%
CDO Investments	406,605	117,246	28.84	114,482	28.16	14.19%
CMBS IOs	2,980,467	69,352	2.33	69,183	2.32	7.36%
Multifamily agency securities	447,191	449,827	100.59	452,781	101.25	5.07%
Commercial mortgage loan pools	1,207,212	1,271,014	105.29	1,271,014	105.29	4.14%
Total commercial real estate assets outside CDOs	5,340,029	2,087,273	39.06	2,085,715	39.06	5.30%
Commercial real estate loans and equity outside CDOs
Commercial real estate loans	69,183	140,985		141,951
Commercial real estate	96,453	109,744		96,453
Total commercial real estate loans and equity outside CDOs	165,636	250,729		238,404
Commercial real estate assets included in CDOs
Investment grade CMBS	797,678	794,622	99.62	750,662	94.11	7.00%
Investment grade REIT debt	223,324	227,678	101.95	224,964	100.73	5.92%
CMBS rated BB+ to B	650,202	554,185	85.23	508,908	78.27	9.31%
CMBS rated B− or lower	193,236	77,038	39.87	70,727	36.60	14.87%
Credit tenant lease	23,793	24,318	102.20	24,439	102.71	5.67%
Commercial real estate loans	424,973	413,163	97.22	400,559	94.25	8.36%
Total commercial real estate assets included in CDOs	2,313,206	2,091,004	90.39	1,980,259	85.61	8.01%
Total commercial real estate assets	$7,818,871	$4,429,006		$4,304,378

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At June 30, 2007, over 64% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company’s CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at June 30, 2007.

	Collateral at June 30, 2007		Debt at June 30, 2007
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds*	Net Spread
CDO I	$496,281	7.65%	$406,003	7.19%	0.46%
CDO II	336,765	7.58%	302,488	6.03%	1.55%
CDO III	379,448	7.11%	377,500	5.03%	2.08%
CDO HY3	415,710	9.84%	373,818	6.15%	3.69%
Euro CDO	430,260	7.36%	347,108	4.90%	2.46%
Total**	$2,058,464	7.92%	$1,806,917	5.89%	2.03%

*	Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (‘‘Controlling Class’’). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At June 30, 2007, the Company owned 34 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $47,165,332. At June 30, 2007, subordinated Controlling Class CMBS with a par of $1,128,759 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $693,466 were held as collateral for CDO HY1 and CDO HY2 (each as defined below).

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at June 30, 2007 was $199,406; the average credit protection, or subordination level, of this portfolio is 1.01%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at June 30, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$193,929	$169,630	87.47	$161,510	83.28	3.55%
BB	150,241	120,872	80.45	123,855	82.44	2.56%
BB−	155,067	116,795	75.32	112,421	72.50	3.00%
B+	75,470	51,318	68.00	50,448	66.85	2.19%
B	106,269	69,543	65.44	65,796	61.91	1.80%
B−	89,350	48,570	54.36	46,798	52.38	1.24%
CCC	22,314	8,288	37.14	8,113	36.36	0.88%
NR	336,117	109,776	32.66	98,352	29.26	n/a
Total	$1,128,757	$694,792	61.55	$667,293	59.12

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2006 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$158,220	$142,415	90.01	$130,966	82.77	3.51%
BB	135,874	116,085	85.44	111,000	81.69	2.81%
BB−	120,226	94,256	78.40	86,317	71.80	3.13%
B+	71,277	51,030	71.59	47,861	67.15	2.05%
B	88,217	60,237	68.28	52,988	60.07	1.88%
B−	66,160	37,680	56.95	35,001	52.90	1.28%
CCC	9,671	3,823	39.53	3,596	37.19	0.88%
NR	260,332	81,480	31.30	73,842	28.36	n/a
Total	$909,977	$587,006	64.51	$541,571	59.54

Future delinquencies and losses may cause the par reductions and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price through the income statement as required by EITF 99-20. During the six months ended June 30, 2007, the loan pools were paid down by $659,880. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the six months ended June 30, 2007, four securities in 34 of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and one was downgraded. Additionally, at least one rating agency downgraded two of the Company’s non-Controlling Class commercial real estate securities.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 34 Controlling Class trusts, the Company estimates that specific losses totaling $584,750 related to principal of the underlying loans will not be recoverable, of which $262,869 is expected to occur over the next five years. The total loss estimate of $584,750 represents 1.2% of the total underlying loan pools. Due to falling delinquency rates in the CMBS market, the Company no longer assumes an additional layer of unassigned losses. Previously, the Company assumed ten to forty basis points of additional defaults would occur with a 35% loss severity and a one-year recovery period. This change reduced total losses assumed by 15 to 62 basis points, depending on the transaction.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at June 30, 2007 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	$4,886,188	0.77%	0.85%
1999	555,349	1.14%	0.83%
2001	823,650	0.00%	0.70%
2002	1,040,352	2.96%	0.60%
2003	2,069,552	1.03%	0.31%
2004	6,488,767	0.27%	0.24%
2005	12,065,471	0.09%	0.25%
2006	13,649,901	0.26%	0.12%
2007	5,586,102	0.00%	0.03%
Total	$47,165,332	0.34%	0.29%*

*	Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations and are consistent with comparable data provided in the Lehman Brothers Conduit Guide. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. See Item 7A — ‘‘Quantitative and Qualitative Disclosures About Market Risks’’ for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at June 30, 2007:

	June 30, 2007
	Principal	Number of Loans	% of Collateral
Past due 30 days to 60 days	$43,231	11	0.09%
Past due 60 days to 90 days	31,772	7	0.07%
Past due 90 days or more	52,971	12	0.11%
Real Estate owned	26,335	12	0.06%
Foreclosure	4,236	1	0.01%
Total Delinquent	$158,545	43	0.34%
Total Collateral Balance	$47,165,332

Of the 43 delinquent loans at June 30, 2007, 12 loans were real estate owned and being marketed for sale, one loan was in foreclosure and the remaining 30 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.34%, which is consistent with industry averages. During 2007, the underlying collateral experienced early payoffs of $659,880 representing 1.40% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $14,443 were realized during six months ended June 30, 2007. This brings cumulative realized losses to $123,892, which is 21.2% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company’s loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company’s CMBS by property type at June 30, 2007 and December 31 2006 were as follows:

	June 30, 2007 Exposure		December 31, 2006 Exposure
Property Type	Collateral Balance	% of Total	Collateral Balance	% of Total
Office	$14,986,560	31.8%	$13,415,671	31.6%
Retail	14,199,320	30.1	13,217,676	31.2
Multifamily	10,330,873	21.9	8,978,823	21.2
Industrial	3,812,326	8.1	3,332,194	7.9
Lodging	3,116,648	6.6	2,726,441	6.4
Healthcare	313,537	0.6	305,612	0.7
Other	426,405	0.9	422,284	1.0
Total	$47,185,669	100%	$42,398,701	100%

At June 30, 2007, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $27,499 higher than the adjusted cost for these securities which consists of a gross unrealized gain of $49,340 and a gross unrealized loss of $21,841. The adjusted purchase price of the

Company’s subordinated Controlling Class CMBS portfolio at June 30, 2007 represents approximately 59.1% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at June 30, 2007 represents approximately 61.6% of its par amount. As the portfolio matures, the Company expects to recoup the $21,841 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At June 30, 2007, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

The Company’s interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) and taxable income. As a result, for the years 1998 through 2007, the Company’s GAAP income was approximately $50,471 lower than its taxable income.

Commercial Real Estate Loan Activity

The Company’s commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company’s commercial real estate loan portfolio by property type at June 30, 2007 and December 31, 2006:

Property Type	Loan Outstanding				Weighted Average Yield
	June 30, 2007		December 31, 2006
	Amount	%	Amount	%	2007	2006
Retail	$374,319	42.4%	$194,938	40.5%	7.7%		7.7%
Office	238,469	27.0	130,016	27.0	8.4		8.2
Multifamily	119,261	13.5	57,917	12.0	9.9		10.7
Storage	83,748	9.5	34,009	7.1	9.1		9.0
Land	25,000	2.8	—	—	9.8		—
Industrial	19,222	2.2	19,317	4.0	9.7		9.1
Hotel	16,291	1.8	38,899	8.1	10.6		10.0
Other Mixed Use	7,477	0.8	6,649	1.3	7.2		8.7
Total	$883,787	100.0%	$481,745	100.0%	8.5%		8.6%

Included in the table above are non-U.S. dollar denominated commercial real estate loans with a carrying value of $554,571 and $243,377 at June 30, 2007 and December 31, 2006, respectively. The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

During the second quarter of 2007, the Company purchased $376,074 of commercial real estate loans. These purchases were comprised of two U.S. dollar denominated commercial real estate loans with a total cost of $125,918 and a principal balance of $125,906, seven Euro denominated commercial real estate loans with a total cost of €149,214 ($200,917) and a principal balance totaling €151,200, and one Pound Sterling denominated loan with a cost of £24,822 ($49,239) and a principal balance of £25,000. During the quarter ended June 30, 2007, the Company received repayments of commercial real estate loans in the aggregate amount of $155,173.

The Company’s investments in Carbon Capital Funds also invest in commercial real estate loans. For the three and six months ended June 30, 2007, the Company recorded $3,983 and $7,969 of income for the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by originating seven loans for a total investment of $139,200 and a commercial real estate security for $25,000 during the second quarter of 2007. Paydowns in Carbon Capital Funds during the quarter totaled $198,432. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and no new portfolio additions are expected.

The Company’s investments in the Carbon Capital Funds are as follows:

	June 30, 2007	December 31, 2006
Carbon I	$4,002	$3,144
Carbon II	84,880	69,259
	$88,882	$72,403

At June 30, 2007, all commercial real estate loans owned directly by the Company were performing in line with expectations. As previously reported, investments held by Carbon II, of which the Company owns 26%, include a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured. The underlying property is a hotel located in the South Beach area of Miami, Florida. In the second quarter of 2006, Carbon II purchased the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II’s existing investment and provides Carbon II with the ability to direct the workout process. Both loans matured in March 2007, and the borrower failed to repay triggering a maturity default. The borrower is reportedly under contract for the sale of a controlling interest in the property at a purchase price in excess of the debt. Based on the credit analysis performed for this property, the loan to value of this loan is less than 60% and Carbon II believes a loan loss reserve is not necessary at June 30, 2007.

As previously reported, two other loans held by Carbon II have defaulted. The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets being converted to condominiums. Regarding the 336-unit property in Orlando, Carbon II has concluded a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage. The borrower continues to hold title and implement its sales strategy. Since its implementation in March, 86 units have been sold and closed. An additional 40 units are under contract with deposits and 47 contracts are being prepared. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at June 30, 2007.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower defaulted on its loan. Carbon II has taken title to the property, hired an independent managing agent and intends to operate it as a rental property while preparing the property for sale. During 2006, Carbon II established a loss reserve of $5,180, of which the Company’s share is $1,361. Carbon II determined that no change to the carrying value of the property was necessary at June 30, 2007. All other commercial real estate loans in the Carbon Capital Funds are performing as expected. All financial information with respect to the Carbon Capital Funds was reported by the Carbon Capital Funds.

Commercial Real Estate

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’) which was fully funded in January 2007. The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007 and has requested redemption of the remaining $100,914 as of September 30, 2007, the proceeds from which should be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007. BlackRock Diamond is a private real estate investment trust (‘‘REIT’’) managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager.

BlackRock Diamond’s investment objective is to seek a high risk adjusted return through ‘‘value-added’’ capital appreciation and current income on properties throughout the United States.

This means that BlackRock Diamond focuses on operating properties that will be repositioned, renovated, or expanded to achieve maximum returns. Part of the investment strategy includes a budgeted amount of capital expenditures that are used to improve the value of the investment and realize the full value potential of a given property. BlackRock Diamond relies on its manager’s extensive relationships in the real estate markets to source opportunities. BlackRock Diamond focuses on large urban locations where it believes the real estate equity markets will outperform.

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

For the six months ended June 30, 2007, the Company recorded $14,400 of income, consisting of $283 of current income and $14,117 of unrealized gains on the underlying portfolio assets. For the quarter ended June 30, 2007, the Company recorded $8,430 of income, consisting of $69 of current income and $8,361 of unrealized gains on the underlying portfolio assets. At June 30, 2007, BlackRock Diamond’s portfolio consisted of 57 assets with a total estimated market value of approximately $978,039. All financial information relating to this investment was reported by BlackRock Diamond.

The Company has an indirect investment in a commercial real estate development fund located in India. At June 30, 2007, the Company’s capital committed was $11,000 of which $6,050 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II.    Results of Operations

Interest Income:    The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Commercial real estate securities
U.S.	$43,596	$40,630	$2,966	7.3%
Non U.S.	4,417	1,217	3,200	262.9%
Commercial real estate loans
U.S.	7,548	5,200	2,348	45.2%
Non U.S.	10,735	3,773	6,962	184.5%
Commercial mortgage loan pools (U.S.)	13,002	13,287	(285)	(2.1%)
Residential mortgage-backed securities (U.S.)	1,443	3,080	(1,637)	(53.1%)
Cash and cash equivalents	939	580	359	61.9%
Total interest income	$81,680	$67,767	$13,913	20.5%

	For the Six Months Ended June 30,		Variance
	2007	2006	Amount	%
Commercial real estate securities
U.S.	$85,983	$77,845	$8,138	10.5%
Non U.S.	7,910	1,793	6,117	341.2%
Commercial real estate loans
U.S.	13,597	10,856	2,741	25.2%
Non U.S.	15,852	6,133	9,719	158.5%
Commercial mortgage loan pools (U.S.)	26,134	26,513	(379)	(1.4%)
RMBS (U.S)	3,742	6,110	(2,368)	(38.8%)
Cash and cash equivalents	1,863	918	945	102.9%
Total interest income	$155,081	$130,168	$24,913	19.1%

The following table reconciles interest income and total income for the six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Interest Income	$81,680	$67,767	$13,913	20.5%
Earnings from BlackRock Diamond	8,430	6,155	2,275	37.0%
Earnings from Carbon Capital I	18	8	10	125.0%
Earnings from Carbon Capital II	3,965	3,511	454	12.9%
Total Income	$94,093	$77,441	$16,652	21.5%

	For the Six Months Ended June 30,		Variance
	2007	2006	Amount	%
Interest Income	$155,081	$130,168	$24,913	19.1%
Earnings from BlackRock Diamond	14,400	11,697	2,703	23.1%
Earnings from Carbon Capital I	858	714	144	20.2%
Earnings from Carbon Capital II	7,111	6,605	506	7.7%
Total Income	$177,450	$149,184	$28,266	19.0%

For the three and six months ended June 30, 2007 versus 2006, interest income increased $13,913, or 20.5% and $24,912, or 19.1%. The Company continued to increase its investments in commercial real estate securities and loans, resulting in an increase of $15,476, or 30.5% and $26,715, or 27.7%, during the three and six months ended June 30, 2007. Interest income from RMBS decreased by $1,637, or 53.1% and $2,368, or 38.8%, due to the sale of the Company’s RMBS positions. Income from BlackRock Diamond was $8,430 and $14,400 for the three and six months ended June 30, 2007, respectively. The Company began investing in BlackRock Diamond in the fourth quarter of 2005. BlackRock Diamond maintains its financial records on a fair value basis. The Company has retained such accounting in its consolidated financial statements pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Interest Expense:    The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

	For the Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Collateralized debt obligations
U.S.	$22,437	$18,580	$3,857	20.8%
Non U.S.	4,160	—	4,160	100.0%
Commercial real estate securities
U.S.	8,773	8,650	123	1.4%
Non U.S.	886	630	256	40.6%
Commercial real estate loans
U.S.	1,470	1,813	(343)	(18.9%)
Non U.S.	2,167	1,211	956	78.9%
Commercial mortgage loan pools (U.S.)*	12,308	12,612	(304)	(2.4%)
RMBS (U.S.)	1,738	3,747	(2,009)	(53.6%)
Senior unsecured notes (U.S.)	1,860	—	1,860	100.0%
Junior unsecured notes (Non U.S.)	947	—	947	100.0%
Junior subordinated notes – net (U.S.)	3,439	3,439	—	0.0%
Cash flow hedges	(265)	636	(901)	(141.7%)
Hedge ineffectiveness**	165	40	125	312.5%
Total Interest Expense	$60,085	$51,358	$8,727	17.0%

	For the Six Months Ended June 30,		Variance
	2007	2006	Amount	%
Collateralized debt obligations
U.S.	$45,333	$34,714	$10,619	30.6%
Non U.S.	8,092	—	8,092	100.0%
Commercial real estate securities
U.S.	17,134	16,429	533	3.2%
Non U.S.	886	927	(41)	(4.4%)
Commercial real estate loans
U.S.	2,011	3,700	(1,689)	(45.6%)
Non U.S.	2,628	2,288	340	14.9%
Commercial mortgage loan pools (U.S.)*	24,708	25,278	(398)	(1.6%)
RMBS (U.S.)	5,062	7,343	(2,281)	(31.1%)
Senior unsecured notes (U.S.)	3,207	—	3,207	100.0%
Junior unsecured notes (Non U.S.)	947	—	947	100.0%
Junior subordinated notes – net (U.S.)	6,719	5,659	1,060	18.7%
Cash flow hedges	(859)	2,119	(2,978)	(140.5%)
Hedge ineffectiveness**	56	(575)	631	109.7%
Total Interest Expense	$115,924	$97,882	$18,042	18.4%

*	Includes $101 and $172 of interest expense for the three and six months ended June 30, 2007 from short-term financings of securities related to the consolidation of commercial mortgage loan pools. Includes $35 and $81 of interest expense for the three and six months ended June 30, 2006, respectively, from short-term financings of securities related to the consolidation of commercial mortgage loan pools.
**	See Note 12 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

For the three and six months ended June 30, 2007, interest expense increased $8,727, or 17.0%, and $18,042, or 18.4%, from the same three and six month periods in 2006. This is due primarily to the issuance of senior unsecured notes and junior unsecured notes during the second quarter of 2007. Hedging expenses not related to the CDOs decreased $901, or 141.7%, and $2,978, or 140.5%, from 2006 levels. This decrease is primarily the result of the fourth quarter 2006 de-designation of certain cash flow hedges and the resulting reclassification of amounts in OCI that were previously being amortized. The issuance of $75,000 of senior unsecured notes in October 2006 increased interest expense $1,860 and $3,207 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Interest expense from junior subordinated notes increased $1,060, or 18.7%, during the six month period ended June 30, 2007 versus the same period in 2006 because the $180,447 of junior subordinated notes were outstanding for a full two quarters in 2007.

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

The following tables reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$81,680	$67,767	$155,081	$130,168
Interest expense related to the consolidation of commercial mortgage loan pools	(12,409)	(12,612)	(24,880)	(25,278)
Adjusted interest income	$69,271	$55,155	$130,201	$104,890
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$60,085	$51,358	$115,924	$97,882
Interest expense related to the consolidation of commercial mortgage loan pools	(12,409)	(12,612)	(24,880)	(25,278)
Hedge ineffectiveness	165	40	56	(575)
Adjusted interest expense	$47,841	$38,786	$91,100	$72,029

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Adjusted interest income	$69,271	$55,155	$130,201	$104,890
Adjusted interest expense	$47,841	$38,786	$91,100	$72,029
Adjusted net interest income ratios
Net interest margin	2.4%	2.2%	2.3%	2.3%
Average yield	7.8%	7.5%	7.6%	7.4%
Cost of funds	6.2%	6.1%	6.0%	6.0%
Net interest spread	1.6%	1.4%	1.6%	1.3%
Ratios including income from equity investments
Net interest margin	3.6%	3.4%	3.4%	3.5%
Average yield	8.7%	8.4%	8.4%	8.3%
Cost of funds	6.2%	6.1%	6.0%	6.0%
Net interest spread	2.5%	2.3%	2.4%	2.3%

Net interest margin has remained relatively constant as the yield curve remained flat and the Company continues to maintain a consistent spread between the yield of its assets and cost of its liabilities

Other Expenses:    Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and six months ended June 30, 2007 and 2006, respectively.

	For the Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Management fee	$3,868	$3,109	$759	24.4%
Incentive fee	2,922	1,538	1,384	90.0
Incentive fee – stock based	939	856	83	9.7
General and administrative expense	1,519	1,135	384	33.8
Total other expenses	$9,248	$6,638	$2,610	39.3%

	For the Six Months Ended June 30,		Variance
	2007	2006	Amount	%
Management fee	$7,388	$6,160	$1,228	19.9%
Incentive fee	5,646	2,708	2,938	108.5
Incentive fee – stock based	1,648	856	792	92.5
General and administrative expense	2,824	2,238	586	26.2
Total other expenses	$17,506	$11,962	$5,544	46.3%

Management fees are based on 2% of average quarterly stockholders’ equity. The increase of $759, or 24.4%, and $1,228, or 19.9% is due to the increase in the Company’s stockholders’ equity. The Manager earned an incentive fee of $2,922 and $5,646 for the three and six month period ended June 30, 2007, 30% of which was paid in Common Stock, as the Company achieved the necessary performance goals specified in the Management Agreement. The increase in incentive fee – stock based of $83 and $792 is due to the commencement of the fee in the second quarter of 2006. The fee is based on the number of common shares outstanding as of year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the quarter ended June 30, 2007 is primarily attributable to costs associated with the Company’s global expansion and the Company’s new investment accounting system.

Other Gains (Losses):    Gains (losses) on securities available-for-sale were $158 and $6,908 for the three and six months ended June 30, 2007 and $(93) and $(60) for the three and six months ended June 30, 2006. Gains on securities held-for-trading were $388 and $371 for the three and six months ended June 30, 2007, and $1,365 and $2,315 for the three and six months ended June 30, 2007. Foreign currency gains were $1,371 and $2,855 for the three and six months ended June 30, 2007 and $271 and $315 for the three and six months ended June 30, 2006. This represents the net impact of the Company’s foreign currency exposure for the applicable periods. The losses on impairment of assets of $2,900 and $4,098 and $4,653 and $5,434, for the three and six month periods ended June 30, 2007 and 2006, respectively, were related to the Company’s write down of certain CMBS as required by EITF 99-20.

Dividends Declared:    On March 6, 2007, the Company declared distributions to its stockholders of $0.29 per share, which were paid on April 30, 2007 to stockholders of record on March 30, 2007.

On May 22, 2007, the Company declared distributions to its stockholders of $0.30 per share, which were paid on July 31, 2007 to stockholders of record on June 29, 2007.

Changes in Financial Condition

Securities available-for-sale:    The Company’s securities available-for-sale, which are carried at estimated fair value, included the following at June 30, 2007 and December 31, 2006:

Security Description	June 30, 2007 Estimated Fair Value	Percentage	December 31, 2006 Estimated Fair Value	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$60,126	2.2%	$69,352	2.7%
Investment grade CMBS	873,781	31.6	795,543	30.4
Non-investment grade rated subordinated securities	834,177	30.1	686,019	26.2
Non-rated subordinated securities	108,405	3.9	80,167	3.1
Credit tenant lease	23,402	0.8	24,318	0.9
Investment grade REIT debt	247,002	8.9	249,244	9.5
Multifamily agency securities	429,149	15.5	449,827	17.2
CDO investments	64,211	2.3	117,246	4.5
Total CMBS	2,640,253	95.3	2,471,716	94.5
Residential mortgage-backed securities:
Agency adjustable rate securities	1,265	0.1	1,774	0.1
Residential CMOs	117,612	4.2	130,850	5.0
Hybrid adjustable rate mortgages (‘‘ARMs’’)	9,899	0.4	11,516	0.4
Total RMBS	128,776	4.7	144,140	5.5
Total securities available-for-sale	$2,769,029	100.0%	$2,615,856	100.0%

Borrowings:    As of June 30, 2007 and December 31, 2006, the Company’s debt consisted of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, junior unsecured notes, trust preferred securities, and commercial mortgage loans pools collateralized by a pledge of most of the Company’s securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At June 30, 2007 and December 31, 2006, the Company obtained financing in amounts and at interest rates consistent with the Company’s short-term financing objectives.

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

The following table sets forth information regarding the Company’s borrowings:

	For the Six months Ended June 30, 2007
	June 30, 2007 Balance	Maximum Balance	Range of Maturities
CDO debt*	$1,815,679	$1,815,679	5.4 to 10.2 years
Commercial mortgage loan pools	1,231,015	1,236,806	1.6 to 11.5 years
Reverse repurchase agreements	619,539	683,050	17 to 86 days
Credit facilities	407,748	407,748	12 to 230 days
Senior unsecured notes**	162,500	162,500	7.1 years
Junior unsecured notes	67,528	67,528	14.8 years
Junior subordinated notes***	180,477	180,477	28.6 years

*	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at June 30, 2007 was $1,825,840.
**	The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
***	The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the six months ended June 30, 2007 were $109,355.

At June 30, 2007, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Reverse Repurchase Agreements	Lines of Credit	Commercial Mortgage Loan Pools	Collateralized Debt Obligations	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Total Collateralized Borrowings
Weighted average yield Interest Rate	5.34%	6.09%	3.99%	5.85%	7.64%	7.59%	6.56%	5.44%
Fixed	—%	—%	3.99%	6.80%	7.64%	7.59%	6.56%	5.87%
Floating	5.43%	6.09%	—%	5.67%	—%	—%	—%	5.66%
Effective Yield
Fixed	—%	—%	3.99%	7.30%	7.64%	7.59%	6.56%	6.14%
Floating	5.34%	6.09%	—%	5.67%	—%	—%	—%	5.66%

Hedging Instruments:    The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company’s assets and the cost of borrowing.

Interest rate hedging instruments at June 30, 2007 and December 31, 2006 consisted of the following:

	At June 30, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$502,000	$15,194	—	8.1
CDO cash flow hedges	887,641	24,038	—	6.7
Trading swaps	2,242,533	(580)	—	1.7
CDO timing swaps	254,838	1,429	—	5.4
CDO LIBOR cap	85,000	159	1,407	5.9

	At December 31, 2006
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$644,200	$5,048	—	7.9
CDO cash flow hedges	895,499	8,230	—	7.2
Trading swaps	1,220,000	2,033	—	2.1
CDO timing swaps	223,445	212	—	6.1
CDO LIBOR cap	85,000	(38)	1,407	6.4

Foreign currency agreements at June 30, 2007 and December 31, 2006 consisted of the following:

	At June 30, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(76)	—	8.0 years
CDO currency swaps	415	—	10.7 years
Forwards	(5,741)	—	18 days

	At December 31, 2006
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$1,179	—	12.5 years
CDO currency swaps	(1,418)	—	12.5 years
Forwards	(2,659)	—	10 days

Capital Resources and Liquidity

The Company requires capital to fund its investment activities and operating expenses. The Company believes it currently has sufficient access to capital resources to fund its existing business plan. The Company’s capital sources for the next several months include cash flow from operations, the sale of high credit quality liquid securities, the proceeds from the redemption of its interest in the BlackRock Diamond fund, borrowings under reverse repurchase agreements and credit facilities.

Although we have no direct exposure to the sub-prime residential mortgage sector, the current dislocations in the sub-prime residential mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our repurchase counterparties providing funding for our portfolio and could cause one or more of our counterparties to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if many of our counterparties are unwilling or unable to provide us with additional financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could potentially have a negative impact on our compliance with the REIT asset and income tests necessary to fulfill our REIT qualification requirements.

The current situation in the sub-prime mortgage sector and the current weakness in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to residential and asset-backed securities, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products.

In addition, our liquidity may also be adversely affected by margin calls under our repurchase agreements that are dependent in part on the valuation of the collateral to secure the financing. Our repurchase agreements allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we repay a portion of the outstanding borrowing with minimal notice. We have hedged a significant amount of our portfolio to offset market value declines due to changes in interest rates but we are exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect our results of operations and financial condition.

To date, the credit performance of the Company’s investments remains consistent both with the Company’s expectations and with the broader commercial real estate finance industry experience; nevertheless, subsequent to June 30, 2007 the capital markets have been marking down the value of all credit sensitive securities regardless of performance. As a result, the Company has taken further steps to bolster its cash position. The Company sold a portion of the high credit quality, liquid securities owned as part of its long-held strategy of supporting adequate cash balances. Additionally, the Company has requested the redemption of its remaining investment in BlackRock Diamond at its September 30, 2007 net asset value. The Company expects the proceeds of this redemption will be approximately $100 million and would be received in October 2007. The net asset value can vary depending upon the final valuation of BlackRock Diamond’s underlying assets at September 30, 2007. While the additional cash is not needed for liquidity purposes at this time, the Company believes having more cash on hand will provide an additional measure of balance sheet strength.

The distribution requirements under the REIT provisions of the Code limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.

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

Certain information with respect to the Company’s borrowings at June 30, 2007 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs	Senior Unsecured Notes	Junior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Outstanding borrowings	$619,539	$407,748	$1,231,015	$1,815,679	$162,500	$67,528	$180,477	$4,484,486
Weighted average borrowing rate	5.34%	6.09%	3.99%	5.84%	7.59%	6.56%	7.64%	5.31%
Weighted average remaining maturity	69 days	214 days	5.39 years	6.93 years	7.13 years	14.84 years	28.62 years	6.0 years
Estimated fair value of assets pledged	$660,743	$569,827	$1,252,111	$2,087,342	$—	$—	$—	$4,750,023

At June 30, 2007, the Company’s borrowings had the following remaining maturities:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools	CDOs*	Senior Unsecured Notes	Junior Unsecured Notes	Trust Preferred Securities	Total Borrowings
Within 30 days	$92,324	$54,598	$—	$—	$—	$—	$—	$146,922
31 to 59 days	62,433	68,090	—	—	—	—	—	130,523
60 days to less than 1 year	464,782	201,057	—	—	—	—	—	665,839
1 year to 3 years	—	84,003	—	—	—	—	—	84,003
3 years to 5 years	—	—	—	—	—	—	—	—
Over 5 years	—	—	1,231,015	1,815,679	162,500	67,528	180,477	3,457,199
	$619,539	$407,748	$1,231,015	$1,815,679	$162,500	$67,528	$180,477	$4,484,486

*	At June 30, 2007, CDOs are comprised of $406,003 of CDO debt with a weighted average remaining maturity of 5.54 years, $302,488 of CDO debt with a weighted average remaining maturity of 5.37 years, $377,500 of CDO debt with a weighted average remaining maturity of 5.89 years, $373,818 of CDO debt with a weighted avrage remaining maturity of 10.18 years.

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

During the second quarter of 2007, the Company entered into a $150,000 committed dollar and non-dollar credit facility with Lehman Commercial Paper, Inc. Outstanding borrowings bear interest at LIBOR-based variable rate. The facility matures in 60-days with two 30-day extensions available.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. which matures in January 2009. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate.

On July 20, 2007, the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Mortgage Servicing, Inc. which matures in February 2008. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company’s Yen asset acquisitions.

CDOs

Issuance of secured term debt is generally done through a CDO offering in a private placement. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. Asset cash flows generally are matched with the debt service requirements over their respective lives and an interest rate swap is used to match the fixed or floating rate nature of the coupon payments where necessary. This type of transaction is usually referred to as ‘‘match funding’’ or ‘‘term financing’’ the assets. There is no mark to market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, the debt issued is non-recourse to the issuer; and therefore permanent reductions in asset value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

Senior Unsecured Notes

During June 2007 the Company issued $37,500 of senior unsecured notes due in 2017. The notes bear interest at a fixed rate of 8.13% until July 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%. Total borrowings cannot exceed 95% of the sum of total borrowings plus stockholders’ equity and the Company must maintain a minimum net worth of $400,000. The senior unsecured notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Junior Unsecured Notes

During April 2007, the Company announced the private placement of €50,000 junior subordinated notes due in 2022. The notes bear interest at a rate equal to 3-month Euribor plus 2.6%. The notes can be redeemed in whole by the Company subject to certain provisions. The Company has the option to redeem all or a portion of the notes at any time on or after April 30, 2012 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest through but excluding the redemption date.

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

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock (‘‘Series D Preferred Stock’’), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an option to purchase additional shares. The Series D Preferred Stock will pay an annual dividend of 8.25%.

Common Equity Issuances

Another source of permanent capital is the issuance of common stock through a follow-on offering. This allows investors to purchase a large block of common stock in one transaction. A common stock issuance can be accretive to the Company’s book value per share if the issue price per share exceeds the Company’s book value per share. It also can be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company’s existing assets. Furthermore, earnings accretion also can be achieved at reinvestment rates that are lower than the return on existing assets if common stock is issued at a premium to book value.

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of its common stock, par value $0.001 per share, at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were approximately $64,033.

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. For the six months ended June 30, 2007, the Company issued 17,689 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $208.

For the six months ended June 30, 2007, the Company issued 147,700 shares of Common Stock in connection with a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $1,770.

Off-Balance Sheet Arrangements

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans (‘‘Controlling Class CMBS’’). FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (‘‘FIN 46(R)-5’’) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

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

At June 30, 2007, the Company owned securities of 34 Controlling Class CMBS trusts with a par of $1,510,022. The total par amount of CMBS issued by the 34 trusts was $52,660,985. One of the Company’s 34 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $982,744 and $762,567 at June 30, 2007 and December 31, 2006, respectively.

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

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at June 30 2007 and December 31, 2006, respectively, was $63,070 and $111,076.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd (‘‘Leaf’’), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At June 30, 2007 and December 31, 2006, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $6,498 and $6,796.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company’s trading securities. Operating activities provided cash flows of $157,798 and $76,143 for the six months ending June 30, 2007, and 2006, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from repayment of trading securities also increases operating cash flows. The Company received $132,870 and $22,509 from trading securities for the six months ended June 30, 2007 and 2006, respectively.

The Company’s investing cash flow consists primarily of the purchase, sale, and repayments on securities activities available-for-sale, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities used cash flows of $514,248 and $553,599 during the six months ended June 30, 2007 and 2006, respectively.

Net cash flow provided by financing activities was $397,778 and $468,111 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, net cash provided by financing activities primarily represented the issuance of preferred stock. During the six months ended June 30, 2006, net cash provided by financing activities primarily represented the issuance of junior subordinated notes and significant borrowings under reverse repurchase agreements and credit facilities. Partially offsetting these cash inflows during the six months ended June 30, 2007 and 2006 were repayments under reverse repurchase agreements and credit facilities and dividends payments.

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

To provide an incentive, the Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.38 per common share at June 30, 2007). Additionally, pursuant to a resolution of the Company’s Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s common stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding at December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to June 30, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Management fee	$3,868	$3,109	$7,388	$6,160
Incentive fee	2,922	1,538	5,646	2,708
Incentive fee – stock based	939	856	1,648	856
Total management and incentive fees	$7,729	$5,503	$14,682	$9,724

At June 30, 2007 and 2006, respectively, management and incentive fees of $7,308 and $4,422 remain payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $235 for certain expenses incurred on behalf of the Company for the six months ended June 30, 2007, and $200 for the six months ended June 30 2006, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the six months ended June 30, 2007 and 2006, the Company recorded administration and investment accounting fees of $363 and $140, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 29 of the Company’s 34 Controlling Class trusts is Midland Loan Services, Inc. (‘‘Midland’’), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company’s fees for Midland’s services are at market rates.

On December 13, 2005, the Company entered into a $75,000 commitment to acquire shares of BlackRock Diamond. On February 21, 2006, the Company increased its capital commitment by an additional $25,000, resulting in a total capital commitment of $100,000. BlackRock Diamond is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Manager. At June 30, 2007, 100% of the commitment had been called and the Company owned approximately 14% of

BlackRock Diamond. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in BlackRock Diamond. The Company’s investment in BlackRock Diamond at June 30, 2007 was $100,914. The Company’s unaffiliated directors approved this transaction in September 2005.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at June 30, 2007 was $4,002. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon I. On June 30, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I. The Company’s unaffiliated directors approved this transaction in July 2001.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. At June 30, 2007, the Company’s investment in Carbon II was $84,880 and the final capital of $13,346 was called on July 13, 2007. The Company does not incur any additional management or incentive fees to the Manager as a result of its investment in Carbon II. The Company’s unaffiliated directors approved this transaction in September 2004.

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

48

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets is increased, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets is decreased, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At June 30, 2007, all of the Company’s short-term collateralized liabilities outside of the CDOs were floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company’s assets and liabilities, including preferred stock. The Company’s objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under 90-day repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the

Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.8 years based on net asset value at June 30, 2007. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $18,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as ‘‘Base Case.’’ The base interest rate scenario assumes interest rates at June 30, 2007. Actual results could differ significantly from these estimates. At June 30, 2007, the Company’s exposure to short-term interest rate movements of 200 basis points and below is less than $0.005 per share.

Projected Percentage Change In Earnings Per Share Given LIBOR Movements
Change in LIBOR, +/− Basis Points	Projected Change in Earnings per Share
−200	$(0.00)
−100	$(0.00)
−50	$(0.00)
Base Case
+50	$0.00
+100	$0.00
+200	$0.00

The Company’s GAAP book value incorporates the estimated fair value of the Company’s interest bearing assets but it does not incorporate the estimated fair value of the Company’s interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company’s reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At June 30, 2007, economic duration for the Company’s entire portfolio was 3.9 years. This implies that for each 100 basis points of change in interest rates the Company’s economic value will change by approximately 3.9%. At June 30, 2007 the Company estimates its economic value, or net asset value of its common stock to be $638,155.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company’s common stock is as follows:

Duration – GAAP book value at June 30, 2007	10.1
Less:
Duration contribution of CDO I liabilities	(1.1)
Duration contribution of CDO II liabilities	(0.9)
Duration contribution of CDO III liabilities	(0.9)
Duration contribution of CDO HY3 liabilities	(0.7)
Duration contribution of Euro CDO liabilities	(0.1)
Duration contribution of Series C Preferred Stock	(0.1)
Duration contribution of Series D Preferred Stock	(0.4)
Duration contribution of senior unsecured notes	(1.2)
Duration contribution of junior unsecured notes	—
Duration contribution of junior subordinated notes	(0.8)
Economic duration at June 30, 2007	3.9

The GAAP book value of the Company’s common stock is $10.14 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 10.1%, or $80,000. However, the duration of the Company’s portfolio not financed with match funded debt is 2.8. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $18,000.

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities (B− or lower) are generally more sensitive to changes in timing of actual losses. The higher rated securities (B or higher) are more sensitive to the severity of losses and timing of cash flows.

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B− rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value. The interest coupon generated by a security will cease when there is a total loss of its principal regardless of whether that principal is paid. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives; which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon; which results in a lower or possibly negative return.

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

For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.88 per share of Common Stock per year and cause a significant write-down at the time the loss assumption is changed. The amount of the write-down depends on several factors, including which securities are most affected at the time of the write-down, but is estimated to be in the range of $0.40 to $0.60 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease. The Company’s exposure to a write-down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company’s CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At June 30, 2007, securities with a total estimated fair value of $2,113,383 are collateralizing the CDO borrowings of $1,815,679; therefore, the Company’s preferred equity interest in the five CDOs is $297,704 ($4.64 per share).

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

Other methods for evaluating interest rate risk, such as interest rate sensitivity ‘‘gap’’ (defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period), are used but are considered of lesser significance in the daily management of the Company’s portfolio. Management considers this relationship when reviewing the Company’s hedging strategies. Because different types of assets and liabilities with the same or similar maturities react differently to changes in overall market rates or conditions, changes in interest rates may affect the Company’s net interest income positively or negatively even if the Company were to be perfectly matched in each maturity category.

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

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

At June 30, 2007, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on the Company’s business, financial condition and results of operations. For discussion of the Company’s potential risks, refer to Part I, ‘‘Item 1A., Risk Factors’’, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on March 16, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company issued 433,031 shares of unregistered common stock with an aggregate value of $5,250. Pursuant to the Management Agreement which authorizes that a portion of incentive fees earned by the Manager may be paid in shares of the Company’s common stock, the Company issued 143,876 shares to the Manager as payment of a portion of the Manager’s incentive fees. Pursuant to the portion of the Management Agreement which authorizes that a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st be paid to the Manager, 289,155 shares were issued in March 2007. The issuances of common stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders on May 22, 2007, the Company’s stockholders approved (1) the election of Carl F. Geuther and John B. Levy to the Board of Directors of the Company for a three-year term and (2) the ratification of the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

The result of the vote is as follows:

Election of Carl F. Geuther
For:	54,478,227
Against/Withheld:	501,560
Abstentions:	0
Broker Non-Votes:	0
Election of John B. Levy
For:	54,460,629
Against/Withheld:	519,159
Abstentions:	0
Broker Non-Votes:	0
Ratification of Deloitte & Touche LLP
For:	54,293,041
Against/Withheld:	583,858
Abstentions:	102,891
Broker Non-Votes:	0

The terms of the following other directors of the Company continued after the meeting: Ralph L. Schlosstein, Hugh R. Frater, Scott M. Amero, Deborah J. Lucas and Jeffrey C. Keil.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
4.1	Junior Subordinated Indenture, dated as of April 17, 2007, between Anthracite Capital, Inc. and Wells Fargo Bank, N.A., as trustee
4.2	Junior Subordinated Indenture, dated as of April 18, 2006, between Anthracite Capital, Inc. and Wells Fargo Bank, N.A., as trustee
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: August 9, 2007	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner Title: Chief Executive Officer

Dated: August 9, 2007	By:	/s/ James J. Lillis
Name: James J. Lillis Title: Chief Financial Officer