Form 10-Q
period 2007-09-30
ANTHRACITE CAPITAL INC
filed 2007-11-09
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes No

At November 9, 2007, 63,170,977 shares of common stock ($0.001 par value per share) were outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(in thousands, except share data)

	September 30, 2007		December 31, 2006
ASSETS
Cash and cash equivalents		$122,185		$66,388
Restricted cash equivalents		30,547		59,801
Securities available-for-sale, at fair value
Subordinated commercial mortgage-backed securities (‘‘CMBS’’)	$1,067,347		$883,432
Investment grade CMBS	1,213,971		1,588,284
Residential mortgage-backed securities (‘‘RMBS’’)	10,084		144,140
Total securities available-for-sale		2,291,402		2,615,856
Commercial mortgage loan pools, at amortized cost		1,246,494		1,271,014
Securities held-for-trading, at estimated fair value
CMBS	18,638		22,383
RMBS	913		132,204
Total securities held-for-trading		19,551		154,587
Commercial mortgage loans, net		912,675		481,745
Equity investments		106,855		182,147
Derivative instruments, at fair value		592,712		317,574
Receivable for investments sold		104,476		—
Other assets		89,064		69,151
Total Assets		$5,515,961		$5,218,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Collateralized debt obligations (‘‘CDOs’’)	$1,814,231		$1,812,574
Secured by subordinated CMBS	278,728		48,628
Secured by other securities available-for-sale	185,348		666,275
Secured by commercial mortgage loan pools	1,230,251		1,256,897
Secured by securities held-for-trading	—		127,249
Secured by commercial mortgage loans	215,033		26,570
Secured by receivable for investments sold	50,000		—
Senior unsecured notes	162,500		75,000
Senior convertible debt	80,000		—
Junior unsecured notes	71,107		—
Junior subordinated notes to subsidiary trust issuing preferred securities	180,477		180,477
Total borrowings		4,267,675		4,193,670
Payable for investments purchased		—		23,796
Distributions payable		21,014		17,669
Derivative instruments, at fair value		605,174		304,987
Other liabilities		28,638		22,032
Total Liabilities		4,922,501		4,562,154
Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred stock, liquidation preference $86,250		83,267		—
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 63,097,248 shares issued and outstanding in 2007; 57,830,964 shares issued and outstanding in 2006		63		58
Additional paid-in capital		689,654		629,785
Distributions in excess of earnings		(119,163)		(120,976)
Accumulated other comprehensive income (loss)		(115,796)		91,807
Total Stockholders’ Equity		593,460		656,109
Total Liabilities and Stockholders’ Equity		$5,515,961		$5,218,263

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Income:
Interest from securities available-for-sale	$49,176	$44,707	$144,923	$126,684
Interest from commercial mortgage loans	20,494	11,052	49,942	28,041
Interest from commercial mortgage loan pools	12,985	13,230	39,119	39,743
Interest from securities held-for-trading	384	1,750	2,272	5,522
Earnings from equity investments	6,611	2,986	28,982	22,001
Interest from cash and cash equivalents	1,784	828	3,648	1,746
Total income	91,434	74,553	268,886	223,737
Expenses:
Interest	62,525	54,185	176,976	148,345
Interest – securities held-for-trading	—	1,875	1,474	5,597
Management and incentive fees	3,970	4,176	18,652	13,900
General and administrative expense	1,624	1,144	4,448	3,382
Total expenses	68,119	61,380	201,550	171,224
Other gains (losses):
Gain (loss) on sale of securities available-for-sale, net	(1,331)	446	5,576	386
Gain (loss) on securities held-for-trading, net	(4,435)	(18)	(4,063)	2,297
Foreign currency gain	775	682	3,631	997
Loss on impairment of assets	(2,938)	(361)	(7,036)	(5,795)
Total other gains (losses)	(7,929)	749	(1,892)	(2,115)
Income from Continuing Operations	15,386	13,922	65,444	50,398
Income from Discontinued Operations	—	—	—	1,366
Net income	15,386	13,922	65,444	51,764
Dividends on preferred stock	3,127	1,348	8,530	4,044
Net income available to common stockholders	$12,259	$12,574	$56,914	$47,720
Net income per common share, basic:	$0.19	$0.22	$0.94	$0.84
Net income per common share, diluted:	$0.19	$0.22	$0.94	$0.83
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.19	$0.22	$0.94	$0.82
Diluted	$0.19	$0.22	$0.94	$0.81
Income from discontinued operations per share of common stock
Basic	—	—	—	$0.02
Diluted	—	—	—	$0.02
Weighted average number of shares outstanding:
Basic	63,861,985	57,166,795	60,450,020	56,969,930
Diluted	64,178,519	57,457,913	60,662,477	57,164,205
Dividend declared per share of common stock	$0.30	$0.29	$0.89	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007
(in thousands)

	Common Stock, Par Value	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	$58	$55,435		$629,785	$(120,976)	$91,807		$656,109
Net income					65,444		$65,444	65,444
Unrealized loss on cash flow hedges						(3,649)	(3,649)	(3,649)
Reclassification adjustments from cash flow hedges included in net income						928	928	928
Foreign currency translation						(661)	(661)	(661)
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						(204,221)	(204,221)	(204,221)
Other comprehensive income							(207,603)
Comprehensive income							$(142,159)
Dividends declared – common stock					(55,101)			(55,101)
Dividends on preferred stock					(8,530)			(8,530)
Issuance of common stock	5			59,869				59,874
Issuance of preferred stock			$83,267					83,267
Balance at September 30, 2007	$63	$55,435	$83,267	$689,654	$(119,163)	$(115,796)		$593,460

Disclosure of reclassification adjustment:

For the nine months ended September 30, 2007
Unrealized holding loss on securities available-for-sale	$(202,889)
Reclassification for realized gains previously recorded as unrealized	(1,332)
$(204,221)

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income	$65,444	$51,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net decrease in trading securities	130,973	28,487
Net gain on sale of securities	(1,513)	(2,683)
Gain on sale of real estate held for sale	—	(1,366)
Earnings from subsidiary trust	(316)	(325)
Distributions from subsidiary trust	316	294
Earnings from equity investments	(28,982)	(22,001)
Distributions of earnings from equity investments	11,948	13,215
Amortization of debt obligation issuance costs	3,161	2,039
Discount accretion/amortization (net)	(9,010)	3,670
Loss on impairment of assets	7,036	5,795
Unrealized net foreign currency gain	(28,947)	(9,926)
Non-cash management and incentive fees	3,838	2,665
Proceeds from sale of interest rate swap agreements	18,665	15,253
Increase in other assets	(6,410)	(2,325)
Increase in other liabilities	8,021	11,106
Net cash provided by operating activities	174,224	95,662
Cash flows from investing activities:
Purchase of securities available-for-sale	(505,119)	(651,852)
Proceeds from sale of securities available-for-sale	591,360	109,021
Principal payments received on securities available-for-sale	58,857	34,898
Funding of commercial mortgage loans	(687,316)	(234,098)
Repayments received from commercial mortgage loans	275,127	100,079
Repayments received from commercial mortgage loan pools	14,835	6,607
Purchase of real estate held-for-sale	—	(5,435)
Proceeds from sale of real estate held-for-sale	—	6,801
(Increase) decrease in restricted cash equivalents	29,254	(19,255)
Return of capital from equity investments	25,000	14,742
Investment in equity investments	(38,555)	(72,202)
Net cash used in investing activities	(236,557)	(710,694)

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Cash flows from financing activities:
Net increase (decrease) in borrowings under reverse repurchase agreements and credit facilities	(144,798)	154,685
Repayments of borrowings secured by commercial mortgage loan pools	(16,065)	(11,811)
Issuance of collateralized debt obligations	23,875	417,000
Issuance costs for collateralized debt obligations	(1,537)	(7,057)
Repayments of collateralized debt obligations	(50,018)	(4,073)
Issuance of senior convertible debt	80,000
Issuance costs of senior convertible debt	(2,419)
Issuance of junior subordinated notes to subsidiary trust	—	100,000
Issuance costs of junior subordinated notes	—	(3,208)
Issuance of senior unsecured notes	87,500	—
Issuance costs of senior unsecured notes	(2,456)	—
Issuance of junior unsecured notes	68,557	—
Issuance costs of junior unsecured notes	(2,113)	—
Dividends paid on preferred stock	(7,344)	(4,044)
Proceeds from issuance of preferred stock, net of offering costs	83,267	—
Proceeds from issuance of common stock, net of offering costs	66,624	12,937
Repurchase of common stock	(12,000)
Dividends paid on common stock	(52,943)	(48,307)
Net cash provided by financing activities	118,130	606,122
Net increase (decrease) in cash and cash equivalents	55,797	(8,910)
Cash and cash equivalents, beginning of period	66,388	40,556
Cash and cash equivalents, end of period	$122,185	$31,646
	2007	2006
Supplemental disclosure of cash flow information: Interest paid	$168,889	$149,806
Investments purchased not settled	$—	$42,519
Investments sold not settled	$104,476	—
Supplemental disclosure of non-cash investing and financing activities:
Investments in subsidiary trusts	$—	$3,097
Incentive fees paid by the issuance of common stock	$5,250	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and its subsidiaries (the ‘‘Company’’) is a specialty finance company that invests in commercial real estate assets on a global basis. The Company primarily generates income based on the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company seeks to earn high returns on a risk-adjusted basis to support a consistent quarterly dividend. The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust (‘‘REIT’’) under the United States Internal Revenue Code of 1986, as amended (the ‘‘Code’’). The Company commenced operations on March 24, 1998.

The Company’s ongoing investment activities primarily encompass three core investment activities:

1)	Commercial Real Estate Securities

2)	Commercial Real Estate Loans

3)	Commercial Real Estate Equity

The accompanying September 30, 2007 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (‘‘GAAP’’) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the ‘‘SEC’’).

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

Recent Accounting Developments

Reverse Repurchase Agreements

In July 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued proposed FSP FAS 140-d, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the accounting for the transfer of financial assets and a subsequent repurchase financing. The proposed FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the accounting standard setters’ deliberations, the Company may be precluded from presenting the assets gross on the Company’s consolidated statement of financial condition and should instead be treating the Company’s net investment in such assets as a derivative. If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes net equity would not be materially affected. At September 30, 2007, the Company has identified available-for-sale securities with a fair value of approximately $106,334 which had been purchased from and financed with reverse repurchase agreements totaling approximately $85,219 with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at September 30, 2007 to that required by the proposed FSP, total assets and total liabilities would be reduced by approximately $85,219.

Investment Companies

In June, 2007, the American Institute of Certified Public Accountants (‘‘AICPA’’) issued Statement of Position (‘‘SOP’’) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide- Investment Companies, (the ‘‘Guide’’). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On October 17, 2007 the FASB decided to indefinitely defer the effective date of this SOP.

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

Fair Value Accounting

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the consolidated statement of financial condition from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company currently is analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for public companies as of the beginning of fiscal years that began after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$12,259	$12,574	$56,914	$47,720
Numerator for basic and diluted earnings per share	$12,259	$12,574	$56,914	$47,720
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	63,861,985	57,166,798	60,450,020	56,969,930
Dilutive effect of stock options	1,048	2,925	2,133	2,148
Dilutive effect of stock based incentive fee	315,486	288,190	210,324	192,127
Denominator for diluted earnings per share – weighted average common shares outstanding and common stock equivalents outstanding	64,178,519	57,457,913	60,662,477	57,164,205
Basic net income per weighted average common share:	$0.19	$0.22	$0.94	$0.84
Diluted net income per weighted average common share and common share equivalents:	$0.19	$0.22	$0.94	$0.83

Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 1,362,151 for the three and nine months ended September 30, 2007, respectively. Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 1,380,151 and 1,384,151 for the three and nine months ended September 30, 2006, respectively.

The convertible senior notes offering of $80,000 on August, 29, 2007 were determined to be anti-dilutive for the three and nine months ended September 30, 2007. In the three and nine months ended September 30, 2007, the anti-dilutive weighted average common share equivalents that were excluded from the above calculation of diluted net income per share were 2,363,557 and 790,749, respectively.

Note 3    SECURITIES AVAILABLE-FOR-SALE

The Company’s securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of U.S. dollar denominated and non-U.S. dollar denominated securities available-for-sale at September 30, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Dollar Denominated:
CMBS:
CMBS interest only securities (‘‘IOs’’)	$17,195	$1,026	$—	$18,220
Investment grade CMBS	734,324	26,757	(20,509)	740,573
Non-investment grade rated subordinated securities	693,104	28,629	(89,366)	632,367
Non-rated subordinated securities	114,848	3,945	(12,805)	105,988
Credit tenant leases	23,999	511	(392)	24,118
Investment grade REIT debt	247,733	3,490	(4,318)	246,905
Multifamily agency securities	37,260	140	(160)	37,240
CDO investments	65,831	18,154	(25,166)	58,819
Total CMBS	1,934,294	82,652	(152,716)	1,864,230
RMBS:
Agency adjustable rate securities	1,237	—	(2)	1,235
Residential CMOs	124	77	—	201
Hybrid adjustable rate mortgages (‘‘ARMs’’)	8,782	—	(134)	8,648
Total RMBS	10,143	77	(136)	10,084
Total U.S. dollar denominated securities available-for-sale	1,944,437	82,728	(152,852)	1,874,314
Non-U.S. Dollar Denominated:
Investment grade CMBS	144,163	4,872	(2,119)	146,916
Non-investment grade rated subordinated securities	234,682	9,788	(10,906)	233,564
Non-rated subordinated securities	35,468	1,140	—	36,608
Total non-U.S. dollar denominated securities available-for-sale	414,313	15,800	(13,025)	417,088
Total securities available-for-sale	$2,358,750	98,529	(165,877)	$2,291,402
At September 30, 2007, the estimated fair value of the Company’s securities available-for-sale that were pledged to secure its collateralized borrowings were $1,747,972 and $377,104 for U.S. dollar denominated and non-U.S. dollar denominated assets, respectively.

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
CMBS IOs	$2,608	$—	$8,439	$—	$11,047	$—
Investment grade CMBS	212,930	(15,661)	139,879	(6,967)	352,809	(22,628)
Non-investment grade rated subordinated securities	411,786	(70,399)	120,689	(29,873)	532,475	(100,272)
Non-rated subordinated securities	63,411	(12,038)	1,808	(767)	65,219	(12,805)
Credit tenant leases	—	—	15,692	(392)	15,692	(392)
Investment grade REIT debt	15,535	(241)	66,496	(4,077)	82,031	(4,318)
Multifamily agency securities	—	—	359	(160)	359	(160)
CDO investments	10,848	(9,320)	20,251	(15,846)	31,099	(25,166)
Hybrid ARMs	1,235	(2)	8,648	(134)	9,883	(136)
Total temporarily impaired securities	$718,353	$(107,661)	$382,261	$(58,216)	$1,100,614	$(165,877)

The Company sold the majority of its CMBS IOs and multifamily agency securities during the third quarter of 2007. Due to higher Treasury rates since the time of purchase, these sales generated a loss of $13,352 which in included in gain (loss) on sale of available-for-sale securities. In addition, the Company incurred a charge of $1,247 related to the mark to market of remaining CMBS IOs and multifamily agency securities that were not sold during the third quarter which is included in loss on impairments of assets on the consolidated statement of operations.

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. At September 30, 2007, management had both the intent and the ability to hold the securities until the amortized cost was recovered and concluded that none of the securities are other than temporarily impaired.

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

At September 30, 2007, the anticipated reported yield based upon the adjusted cost of the Company’s entire subordinated CMBS portfolio was 10.2% per annum. The anticipated reported yield of the Company’s investment grade securities available-for-sale was 6.6%. The Company’s anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the

Company’s anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of adjustable rate and fixed rate residential pass-through or mortgage-backed securities collateralized by adjustable and fixed rate single-family residential mortgage loans. All of the Company’s RMBS were issued by FHLMC, FNMA or GNMA. The Company does not have any subprime exposure. The Company’s securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At September 30, 2007, adjustable rate RMBS with an estimated fair value of $10,084 was included in securities available-for-sale on the consolidated statements of financial condition.

Note 4    IMPAIRMENTS — CMBS

The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (‘‘EITF 99-20’’) on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment charge is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has a market value less than its adjusted purchase price. The Company carries all these securities at their estimated fair value on its consolidated statements of financial condition.

For the nine months ended September 30, 2007, changes in timing of assumed credit loss and prepayments on seven CMBS required an impairment charge totaling $4,468. The Company also increased its underlying loss expectations for one below investment grade European CMBS during the nine months ended September 30, 2007, resulting in an additional impairment charge of $1,321. In addition, the Company incurred a charge of $1,247 related to the mark to market of its remaining high credit quality securities because similar securities were sold at a loss during the third quarter of 2007. During the quarter ended September 30, 2007, 65 of the Company’s Controlling Class CMBS with an aggregate adjusted purchase price of $356,646 experienced a weighted average yield increase of 40 basis points, and 17 Controlling Class CMBS with an aggregate adjusted purchase price of $117,093 experienced a weighted average yield decrease of one basis point.

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

Note 6    COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2007 and December 31, 2006:

	Loan Outstanding				Weighted Average Yield
	September 30, 2007		December 31, 2006
Property Type	Amount	%	Amount	%	2007	2006
U.S.
Retail	$52,119	5.7%	$51,553	10.7%	9.6%	9.6%
Office	45,635	5.0	65,812	13.6	10.3	8.5
Multifamily	147,474	16.3	51,368	10.7	10.0	11.1
Storage	32,391	3.6	32,625	6.8	9.1	9.1
Land	25,000	2.7	—	—	9.8	—
Hotel	12,194	1.3	33,028	6.9	11.1	10.3
Other Mixed Use	3,983	0.4	3,983	0.8	8.5	9.1
Total U.S.	318,796	35.0	238,369	49.5	9.9	9.6
Non-U.S.
Retail	275,156	30.1	143,385	29.7	8.2	7.0
Office	197,441	21.6	64,204	13.3	8.3	8.0
Multifamily	39,310	4.3	6,550	1.4	8.0	7.3
Storage	52,424	5.7	1,384	0.3	9.2	6.9
Industrial	20,879	2.3	19,317	4.0	10.1	9.1
Hotel	5,115	0.6	5,870	1.2	10.1	8.6
Other Mixed Use	3,554	0.4	2,666	0.6	8.0	8.2
Total Non-U.S.	593,879	65.0	243,376	50.5	8.4	7.5
Total	$912,675	100.0%	$481,745	100.0%	8.4%	8.6%

The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

Reconciliation of commercial mortgage loans:

Book Value
Balance at December 31, 2006	$481,745
Adjustment for discount accretion and foreign currency	18,741
Proceeds from repayment of mortgage loans	(275,127)
Investments in commercial mortgage loans	687,316
Balance at September 30, 2007	$912,675

There were no loans that were delinquent in payment of principal or interest at September 30, 2007 or December 31, 2006.

Note 7    EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the nine months ended September 30, 2007:

	BlackRock Diamond	Carbon I	Carbon II	Dynamic India Fund IV*	Total
Balance at December 31, 2006	$105,894	$3,144	$69,259	$3,850	$182,147
Contributions to Investments	7,397	—	28,958	2,200	38,555
Return of capital	(100,000)	(1,403)	—	—	(101,403)
Distributions of earnings	(32,081)	—	(9,345)	—	(41,426)
Equity earnings	18,790	812	9,380	—	28,982
Balance at September 30, 2007	$—	$2,553	$98,252	$6,050	$106,855

*	The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’). The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007. The remaining $75,000 was redeemed at its September 30, 2007 net asset value of $104,476, the proceeds from which were received in October 2007. The Company recorded $18,790 of income related to its ownership in BlackRock Diamond for the nine months ended September 30, 2007, as reported by BlackRock Diamond. BlackRock Diamond is a private real REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager.

At September 30, 2007, the Company owned approximately 20% of Carbon Capital, Inc. (‘‘Carbon I’’). The Company also owned approximately 26% ofCarbon Capital II, Inc. (‘‘Carbon II’’, and collectively with Carbon I, the ‘‘Carbon Capital Funds’’) at September 30, 2007. Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 12 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and as repayments occur, capital will be returned to investors. The Company’s investment in Carbon I atSeptember 30, 2007 was $2,554.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. The Company’s investment in Carbon II at September 30, 2007 was $98,252.

One of the investments held by Carbon II, of which the Company owns 26%, includes a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured. The underlying property is a hotel located in the South Beach area of Miami, Florida. In the second quarter of 2006, Carbon II purchased the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II’s existing investment and provides Carbon II with the ability to direct the workout process of the senior loan. Both loans matured in March 2007, and the borrower failed to repay, triggering a maturity default. The borrower has reached a settlement agreement that allows the borrower a specified period of time to obtain a purchaser for the hotel. Based on the credit analysis performed for this property, the loan to value of this loan is approximately 80% and Carbon II believes a loan loss reserve is not necessary at September 30, 2007.

Two other loans held by Carbon II have defaulted. The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets. Regarding the 336-unit property in Orlando, Carbon II has concluded a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage. The borrower continues to hold title and implement its sales strategy. Since its implementation in March 2007, 233 units have been sold and closed. An additional

20 units are under contract with deposits and 36 contracts are being prepared. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at September 30, 2007.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower defaulted on its loan. Carbon II has taken title to the property and is operating it as a rental property. During 2006, Carbon II established a loss reserve of $5,180, of which the Company’s share is $1,361. Carbon II determined that no change to the carrying value of the property was necessary at September 30, 2007. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. At September 30, 2007, the Company’s capital committed was $11,000 of which $6,050 had been drawn.

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

Note 9    BORROWINGS

The Company’s borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, senior convertible debt, junior unsecured notes, trust preferred securities, and commercial mortgage loan pools.

Certain information with respect to the Company’s borrowings at September 30, 2007 is summarized as follows:

Borrowing Type	Outstanding borrowings	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse Repurchase Agreements	$110,113	5.36%	5.1 years	$139,528
Credit Facilities	574,162	6.25	114 days	776,430
Commercial Mortgage Loan Pools	1,225,085	3.99	5.4 years	1,246,494
CDOs	1,814,231	5.84	6.2 years	2,020,169
Senior Unsecured Notes	162,500	7.59	6.9 years	—
Junior Unsecured Notes	71,107	6.56	14.6 years	—
Trust Preferred Securities	180,477	7.64	28.3 years	—
Convertible Debt	80,000	11.75	19.9 years	—
Total Borrowings*	$4,217,675	5.61%	6.5 years	$4,182,621

*	Also included in total borrowings on the Consolidated Statement of Financial Condition is $50,000 of borrowings secured by the Company’s interest in BlackRock Diamond. The borrowings bear interest at a rate of 6.63% and matured on October 19, 2007.

At September 30, 2007, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse Repurchase Agreements	$91,276	$18,837	$—	$—	$—	$—	$110,113
Credit Facilities	254,977	—	319,185	—	—	—	574,162
Commercial Mortgage Loan Pools	—	—	—	—	—	1,225,085	1,225,085
CDOs*	243	247	45,148	110,206	470,035	1,188,352	1,814,231
Senior Unsecured Notes	—	—	—	—	—	162,500	162,500
Junior Unsecured Notes	—	—	—	—	—	71,107	71,107
Trust Preferred Securities	—	—	—	—	—	180,477	180,477
Convertible Debt	—	—	—	—	—	80,000	80,000
Total Borrowings	$346,496	$19,084	$364,333	$110,206	$470,035	$2,907,521	$4,217,675

*	At September 30, 2007, CDOs are comprised of $396,383 of CDO debt with a weighted average remaining maturity of 4.5 years, $292,482 of CDO debt with a weighted average remaining maturity of 4.6 years, $377,045 of CDO debt with a weighted average remaining maturity of 5.6 years, $373,584 of CDO debt with a weighted average remaining maturity of 8.9 years and $374,736 of CDO debt with a weighted average remaining maturity of 7.0 years.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. See ‘‘Item 3 — Quantitative and Qualitative Disclosures About Market Risk’’ for a discussion of the Company’s exposure to potential margin calls. At September 30, 2007, more than 10% of the Company’s net assets were held as collateral for reverse repurchase agreements with Citigroup Global Markets Inc.

The Company’s credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at September 30, 2007:

	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity
Bank of America, N.A.(1)	9/18/09	$275,000	$149,664	$125,336
Deutsche Bank, AG(2)	12/20/07	$200,000	$154,750	$45,250
Bank of America, N.A.(3)(4)	9/17/08	$100,000	$85,544	$14,456
Morgan Stanley Bank(3)	2/16/08	$300,000	$184,204	$15,796
		$875,000	$574,162	$300,838

(1)	USD only
(2)	Multicurrency
(3)	Non-USD only
(4)	Can be increased up to $15,000 based on the change in exchange rates of the non-U.S. dollar loans. However, any amounts drawn after this provision must be prepaid in ninety days.

During the second quarter of 2007, the Company entered into a $150,000 committed U.S. dollar and non- U.S. dollar credit facility with Lehman Commercial Paper, Inc. Outstanding borrowings bear interest at LIBOR-based variable rate. The facility matured and was fully repaid on August 23, 2007.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. which matures in September 2009. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate. During the third quarter of 2007, the Company increased its commitment to $275,000.

On July 20, 2007 the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Bank which matures in February 2008. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company’s Yen asset acquisitions.

On August 27, 2007, the Company borrowed $50,000 from KeyBank National Association. The loan was secured by a pledge of all of the Company’s ownership interest in the redemption proceeds of BlackRock Diamond and was repaid in full in October 2007.

On October 22, 2007 the Company notified Deutsche Bank, AG that it had elected to extend the $200,000 credit facility for one year. After the extension becomes effective, the new maturity date will be December 20, 2008.

The Company is subject to various covenants in its credit facilities, including maintaining a minimum net worth of $520,416 plus an amount equal to 75% of any equity proceeds issued after September 30, 2007 in accordance with GAAP, a maximum recourse debt-to-equity of 3.0 to 1, and a minimum cash requirement of $10,000 based upon certain debt-to-equity ratios. During the first quarter of 2007, the Company amended the debt service coverage ratio covenant on its committed debt facilities. The terms of the calculation were revised and the debt service coverage ratio was reduced from 1.75 to 1.20. The revised calculation better reflects the Company’s ability to service debt on a cash basis. At September 30, 2007, the Company was in compliance with all covenants.

Senior Unsecured Notes

During 2007, the Company issued $87,500 of senior unsecured notes due in 2017. The notes bear interest at a weighted average fixed rate of 7.93% until July 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%. The senior unsecured notes contain a covenant whereby total borrowings cannot exceed 95% of the sum of total borrowings plus stockholders’ equity and the Company must maintain a minimum net worth of $400,000. The senior unsecured notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

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

Convertible Debt

On August 29, 2007 and September 10, 2007, the Company completed an offering of a total of $80,000 aggregate principal amount of convertible senior notes due in 2027. The notes bear interest at a rate of 11.75% per annum and are convertible only under certain conditions, including a 20-day period of trading above $14.02 per share, as adjusted. The initial conversion rate of 92.7085 shares of common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $10.79 per share) represented a premium of 17.5% to the last reported sale price of Anthracite’s common stock on August 23, 2007 of $9.18.

Note 10    PREFERRED STOCK

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

Note 11    COMMON STOCK

The following table summarizes Common Stock issued by the Company for the nine months ended September 30, 2007:

	Shares	Net Proceeds
Dividend Reinvestment Plan	242,742	$2,410
Sales agency agreement	147,700	1,770
Incentive fees*	143,876	1,780
Incentive fee – stock based*	289,155	3,470
Follow-on offering	5,750,000	62,439
Share repurchase	(1,307,189)	(12,000)
Total	5,266,284	$59,869

*	See Note 12 of the consolidated financial statements, Transactions with Affiliates, for a further description of the Company’s Management Agreement.

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of its common stock, par value $0.001 per share, at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were approximately $62,439.

Utilizing a portion of the net proceeds from the convertible senior notes offering, the Company repurchased 1,307,189 shares of common stock with value of $12,000 on August 29, 2007.

The following table summarizes the dividends declared by the Company during the nine months ended September 30, 2007:

Declaration Date	Record Date	Payable Date	Per Share Amount
March 6	March 30	April 30	$0.29
May 22	June 29	July 31	$0.30
September 5	September 30	October 31	$0.30

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

To provide an incentive, the Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock ($11.41 per common share at September 30, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2006. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Management fee	$3,473	$3,179	$10,862	$9,339
Incentive fee	—	—	5,645	2,708
Incentive fee- stock based	497	997	2,145	1,853
Total management and incentive fees	$3,970	$4,176	$18,652	$13,900

At September 30, 2007 and 2006, respectively, management and incentive fees of $5,434 and $2,979, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $184 and $486 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2007, and $100 and $300 for the three and nine months ended September 30, 2006, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the nine months ended September 30, 2007, and 2006, the Company recorded administration and investment accounting service fees of $544 and $175, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 32 of the Company’s 37 Controlling Class trusts is Midland Loan Services, Inc. (‘‘Midland’’), a wholly owned indirect subsidiary of The PNC Financial Services Group, Inc. (‘‘PNC Bank’’), and therefore a related party of the Manager. The Company’s fees for Midland’s services are at market rates.

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’). The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007. The remaining $75,000 was redeemed at its September 30, 2007 net asset value of $104,476, the proceeds from which were received in October 2007. The Company did not incur any additional management or incentive fees to the Manager or its affiliates related to its investment in BlackRock Diamond.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at September 30, 2007 was $2,554. On September 30, 2007, Carbon I returned $1,403 of capital. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On September 30, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. The Company’s investment in Carbon II was $98,252. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On September 30, 2007, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company’s unaffiliated directors approved the investments in BlackRock Diamond and the Carbon Capital Funds prior to the investments being made.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (‘‘Installment Payment’’) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (‘‘GMAC Contract’’). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2007, the Installment Payment would be $3,000 payable over three years. The Company does not accrue for this contingent liability because it is remote.

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Net deposits are recorded as a component of either other assets, other liabilities or restricted cash equivalents. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At September 30, 2007, the Company did not have any of these deposits.

During the third quarter, the Company sold a majority of its high credit quality, liquid securities. The sales of these securities resulted in a significant reduction in 90-day repurchase agreements. As a result of the reduction in the balance of 90-day repurchase agreements, certain interest rate swaps that were hedging 90-day repurchase agreements no longer qualified for hedge accounting. As a result, the

Company recognized a gain of $11,849 which is included in gain (loss) on sale of available-for-sale securities on the consolidated statement of operations. Of this amount, $4,902 was previously recorded in OCI and was being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. The balance of $6,587 relates to gains associated with interest rate swaps that were closed in the third quarter of 2007.

At September 30, 2007, the Company had interest rate swaps with notional amounts aggregating $1,132,070 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $13,758 are included in derivative assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $20,331 are included in derivative liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2007, the net change in the estimated fair value of the interest rate swaps was a decrease of $3,662, of which $163 was deemed ineffective and is included as an increase of interest expense and $3,649 was recorded as a reduction of OCI. At September 30, 2007, the $1,132,070 notional of swaps designated as cash flow hedges had a weighted average remaining term of 6.7 years.

During the nine months ended September 30, 2007, the Company terminated 15 of its interest rate swaps with a notional amount of $778,620 that were designated as cash flow hedge of borrowings under reverse repurchase agreements. The Company will reclassify the $4,366 gain in value from OCI to interest expense over 7.58 years, which was the weighted average remaining term of the swaps at the time they were closed out. At September 30, 2007, the Company has, in aggregate, $2,615 of net losses related to terminated swaps recorded in OCI. For the quarter ended September 30, 2007, $165 was reclassified as an increase to interest expense and $1,084 will be reclassified as an increase to interest expense for the next twelve months.

At September 30, 2007, the Company had interest rate swaps with notional amounts aggregating $1,487,443 designated as trading derivatives. Trading derivatives with an estimated fair value of $871 are included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $851 are included in derivative liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2007, the change in estimated fair value for these trading derivatives was an increase of $15 and is included as an increase of gain on securities held-for-trading on the consolidated statement of operations. At September 30, 2007, the $1,487,443 notional of swaps designated as trading derivatives had a weighted average remaining term of 2.1 years.

At September 30, 2007, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at September 30, 2007, of $189 which is included in derivative assets, and the change in estimated fair value related to this derivative is included as a component of gain (loss) in securities held-for-trading on the consolidated statement of operations.

Foreign Currency

Foreign currency agreements at September 30, 2007 consisted of the following:

	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(4,848)	—	7.9 years
CDO currency swaps	$4,135	—	10.7 years
Forwards	$(5,385)	—	17 days

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statement of operations. The Company recorded foreign currency gains of $775 and $3,631 for the three and nine months ended September 30, 2007 and $682 and $997 for the three and nine months ended 2006, respectively.

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

Note 14    NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income:
Interest from securities available-for-sale	$49,176	$44,707	$144,923	$126,684
Interest from commercial mortgage loans	20,494	11,052	49,942	28,041
Interest from commercial mortgage loan pools	12,985	13,230	39,119	39,743
Interest from securities held-for-trading	384	1,750	2,272	5,522
Interest from cash and cash equivalents	1,784	828	3,648	1,746
Total interest income	84,823	71,567	239,904	201,736
Interest Expense:
Interest	62,525	54,185	176,976	148,345
Interest – securities held-for-trading	—	1,875	1,474	5,597
Total interest expense	62,525	56,060	178,450	153,942
Net interest income	$22,298	$15,507	$61,454	$47,794

Note 15    CURRENT AND SUBSEQUENT EVENTS IN THE CREDIT MARKETS

The current and continuing weaknesses in the sub-prime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to sub-prime residential assets, to which Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. Significant price declines may cause lenders to call in all or a portion of their loans to reflect the reduced value of the assets securing those loans. The Company’s strategy is to match-fund assets when economical and to maintain adequate cash to meet any margin calls on the remaining portfolio assets. At September 30, 2007, only 14% of the Company’s commercial mortgage-backed securities (‘‘CMBS’’) were not match-funded and approximately 40% of the Company’s recourse borrowings are unsecured term debt which does not permit lenders to call any portion of their loans.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $122,185 of cash and cash equivalents we held as of September 30, 2007. In addition, subsequent to September 30, 2007, the Company received $104,476 from the redemption of its remaining investment in BlackRock Diamond. The Company used $50,000 of the proceeds to repay a borrowing secured by the Company’s interest in BlackRock Diamond, thus increasing the Company’s cash position since quarter end by approximately $54,000.

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

The Company is managed by BlackRock Financial Management, Inc. (the ‘‘Manager’’), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with approximately $1.3 trillion of assets under management, including more than $25 billion in real estate equity and debt, at September 30, 2007. The Manager provides an operating platform that incorporates significant asset origination, risk management, operational and property management capabilities.

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

The following table illustrates the mix of the Company’s asset types at September 30, 2007 and December 31, 2006:

	Carrying Value at
	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial real estate securities	$2,299,956	50.2%	$2,494,099	53.0%
Commercial mortgage loan pools(1)	1,246,494	27.2%	1,271,014	27.0%
Commercial real estate loans(2)	1,013,480	22.2%	554,149	11.8%
Commercial real estate equity	6,050	0.1%	109,744	2.3%
Total commercial real estate assets	4,565,980	99.7%	4,429,006	94.1%
Residential mortgage-backed securities	10,997	0.3%	276,344	5.9%
Total	$4,576,977	100.0%	$4,705,350	100.0%

(1)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
(2)	Includes Carbon Capital funds.

During the third quarter of 2007, the Company purchased $226,778 of commercial real estate securities, including $53,859 of non-U.S. dollar denominated securities.

During the three months ended September 30, 2007, the Company purchased a total of $356,723 of commercial real estate assets, which included $125,994 of non-U.S. dollar denominated assets. Commercial real estate assets purchased consisted of $226,777 of commercial mortgage-backed securities (‘‘CMBS’’) and $129,946 of commercial real estate loans.

At June 30, 2007, the Company redeemed $25,000 of its investment in BlackRock Diamond Property Fund, Inc. (‘‘BlackRock Diamond’’). At September 30, 2007, the Company redeemed its remaining investment in BlackRock Diamond based on the September 30, 2007 net asset value of $104,476. The proceeds from this redemption were received in October 2007.

The Company sold the majority of its high credit quality, liquid securities during the third quarter of 2007. As a result of higher Treasury rates since the time of purchase, these sales generated a loss of $13,352.

Summary of Commercial Real Estate Assets

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at September 30, 2007 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans(1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$1,882,867		$419,603		$—	$1,246,494		$3,548,964	$3,548,964
GBP		£36,977		£46,997		—	—		£83,974	171,085
EURO		€139,004		€331,514		—	—		€470,518	669,147
Canadian Dollars	C$	104,157	C$	6,250		—	—	C$	110,407	111,107
Japanese Yen		¥4,514,357		—		—	—		¥4,514,357	39,250
Swiss Francs		—	CHF	23,804		—	—	CHF	23,804	20,377
Indian Rupees		—		—	Rs	240,488	—	Rs	240,488	6,050
Total USD Equivalent		$2,299,955		$1,013,481		$6,050	$1,246,494		$4,565,980	$4,565,980

(1)	Includes the Company’s investments in the Carbon Capital Funds of $100,806 at September 30, 2007.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2006 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans(1)	Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$2,312,503	$310,771		$105,894	$1,271,014		$4,000,182	$4,000,182
GBP		£27,532	£28,977		—	—		£56,509	110,681
Euro		€80,923	€141,422		—	—		€222,345	293,408
Canadian Dollars	C$	24,339	—		—	—	C$	24,339	20,885
Indian Rupees		—	—	Rs	169,823	—	Rs	169,823	3,850
Total USD Equivalent		$2,494,100	$554,148		$109,744	$1,271,014		$4,429,006	$4,429,006

(1)	Includes the Company’s investments in the Carbon Capital Funds of $72,402 at December 31, 2006.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary currency exposures are the Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. investments. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure. Foreign currency gain was $3,631 and $997 for the nine months ended September 30, 2007 and 2006, respectively.

Commercial Real Estate Assets Portfolio Activity

The following table details the par, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at September 30, 2007. The dollar price (‘‘Dollar Price’’) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Commercial real estate securities outside CDOs
Investment grade CMBS	$147,964	$136,936	$92.55	$136,962	92.56	5.63%
Investment grade REIT debt	28,000	25,695	91.77	27,925	99.73	5.45%
CMBS rated BB+ to B	473,657	327,439	69.13	379,714	80.17	8.37%
CMBS rated B− or lower	429,725	142,707	33.21	150,236	34.96	9.58%
CDO Investments	347,807	58,819	16.91	65,831	18.93	20.45%
CMBS Interest Only securities (‘‘IOs’’)	912,879	18,220	2.00	17,195	1.88	7.90%
Multifamily agency securities	36,236	37,239	102.77	37,260	102.83	5.37%
Commercial mortgage loan pools	1,187,066	1,246,494	105.01	1,246,494	105.01	4.16%
Total commercial real estate assets outside CDOs	3,563,334	1,993,549	55.95	2,061,617	57.86	6.02%
Commercial real estate loans and equity outside CDOs
Commercial real estate loans	526,273	618,462		4,561
Commercial real estate	6,050	6,050		3,452
Total commercial real estate loans and equity outside CDOs	4,095,657	2,618,061		2,069,630
Commercial real estate assets included in CDOs
Investment grade CMBS	806,513	767,594	95.17	762,065	94.49	7.06%
Investment grade REIT debt	218,445	221,210	101.27	219,808	100.62	5.93%
CMBS rated BB+ to B	615,410	473,872	77.00	476,106	77.36	9.73%
CMBS rated B− or lower	198,667	66,106	33.27	73,769	37.13	15.01%
Credit tenant lease	23,378	24,118	103.17	23,999	102.66	5.66%
Commercial real estate loans	408,038	395,019	96.81	374,272	91.72	8.53%
Total commercial real estate assets included in CDOs	2,270,451	1,947,919	85.79	1,930,019	85.01	8.16%
Total commercial real estate assets	$6,366,108	$4,565,980		$3,999,649

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

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At September 30, 2007, over 51% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company’s CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at September 30, 2007.

	Collateral at September 30, 2007		Debt at September 30, 2007
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds*	Net Spread
CDO I	$430,086	8.19%	$396,383	7.37%	0.82%
CDO II	327,682	7.63%	292,482	6.26%	1.37%
CDO III	383,510	7.16%	377,045	5.14%	2.03%
CDO HY3	415,573	9.84%	373,584	6.35%	3.49%
Euro CDO	412,229	7.76%	374,737	5.02%	2.73%
Total**	$1,969,080	8.15%	$1,814,231	6.03%	2.12%

*	Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (‘‘Controlling Class’’). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At September 30, 2007, the Company owned 37 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $58,615,416. At September 30, 2007, subordinated Controlling Class CMBS with a par of $1,433,716 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $762,549 were held as collateral for CDO HY1 and CDO HY2 (each as defined below).

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at September 30, 2007 was $2,555,339; the average credit protection, or subordination level, of this portfolio is 0.96%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at September 30, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$255,729	$195,546	76.47	$213,352	83.43	3.49%
BB	175,896	121,110	68.85	144,966	82.42	2.55%
BB−	179,731	123,051	68.46	130,471	72.59	3.25%
B+	90,994	57,305	62.98	60,622	66.62	2.14%
B	129,231	76,997	59.58	79,341	61.39	1.79%
B−	113,662	54,641	48.07	60,260	53.02	1.29%
CCC	22,314	6,691	29.98	7,964	35.69	0.88%
NR	466,159	123,164	26.42	131,369	28.18	n/a
Total	$1,433,716	$758,505	52.90	$828,345	57.78

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2006 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$158,220	$142,415	90.01	$130,966	82.77	3.51%
BB	135,874	116,085	85.44	111,000	81.69	2.81%
BB−	120,226	94,256	78.40	86,317	71.80	3.13%
B+	71,277	51,030	71.59	47,861	67.15	2.05%
B	88,217	60,237	68.28	52,988	60.07	1.88%
B−	66,160	37,680	56.95	35,001	52.90	1.28%
CCC	9,671	3,823	39.53	3,596	37.19	0.88%
NR	260,332	81,480	31.30	73,842	28.36	n/a
Total	$909,977	$587,006	64.51	$541,571	59.54

Future delinquencies and losses may cause the par reductions and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price through the income statement as required by EITF 99-20. During the nine months ended September 30, 2007, the loan pools were paid down by $1,200,077. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the nine months ended September 30, 2007, eleven securities in six of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and one was downgraded. Additionally, at least one rating agency downgraded seven of the Company’s non-Controlling Class commercial real estate securities.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 37 Controlling Class trusts, the Company estimates that specific losses totaling $724,728 related to principal of the underlying loans will not be recoverable, of which $304,115 is expected to occur over the next five years. The total loss estimate of $724,728 represents 1.24% of the total underlying loan pools. Due to falling delinquency rates in the CMBS market, the Company no longer assumes an additional layer of unassigned losses. Previously, the Company assumed ten to forty basis points of additional defaults would occur with a 35% loss severity and a one-year recovery period. This change reduced total losses assumed by 15 to 62 basis points, depending on the transaction.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at September 30, 2007 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	$4,447,223	0.99%	0.94%
1999	538,981	2.05%	0.82%
2001	817,031	0.00%	0.78%
2002	974,074	0.00%	0.56%
2003	2,060,251	0.76%	0.31%
2004	6,388,275	0.19%	0.24%
2005	12,028,391	0.44%	0.34%
2006	13,766,152	0.20%	0.22%
2007	17,595,038	0.16%	0.05%
Total	$58,615,416	0.33%	0.27%*

*	Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations and are consistent with comparable data provided in the Lehman Brothers Conduit Guide. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. See ‘‘Item 7A — Quantitative and Qualitative Disclosures About Market Risks’’ for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at September 30, 2007:

	September 30, 2007
	Principal	Number of Loans	% of Collateral
Past due 30 days to 60 days	$63,375	8	0.11%
Past due 60 days to 90 days	50,500	12	0.09%
Past due 90 days or more	33,029	10	0.06%
Real Estate owned	40,351	13	0.07%
Foreclosure	—	—	n/a
Total Delinquent	$187,255	43	0.32%
Total Collateral Balance	$58,615,416

Of the 43 delinquent loans at September 30, 2007, 13 loans were real estate owned and being marketed for sale, no loans were in foreclosure and the remaining 30 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.32%, which is consistent with industry averages. During 2007, the underlying collateral experienced early payoffs of $1,200,077 representing 2.05% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $14,442,782 were realized during nine months ended September 30, 2007. This brings cumulative realized losses to $123,891, which is 17.1% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company’s loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company’s CMBS by property type at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007 Exposure		December 31, 2006 Exposure
Property Type	Collateral Balance	% of Total	Collateral Balance	% of Total
Office	$19,377,734	33.1%	$13,415,671	31.6%
Retail	16,549,972	28.2	13,217,676	31.2
Multifamily	13,567,969	23.2	8,978,823	21.2
Industrial	4,347,832	7.4	3,332,194	7.9
Lodging	3,894,702	6.6	2,726,441	6.4
Healthcare	407,339	0.7	305,612	0.7
Other	469,868	0.8	422,284	1.0
Total	$58,615,416	100%	$42,398,701	100%

At September 30, 2007, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $69,840 lower than the adjusted cost for these securities which consists of a gross unrealized gain of $33,990 and a gross unrealized loss of $103,830. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2007 represents approximately 58.7% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2007 represents approximately 52.9% of its par amount. As the portfolio matures, the Company expects to recoup the $103,830 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At September 30, 2007, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

The Company’s interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) and taxable income. As a result, for the years 1998 through 2007, the Company’s GAAP income was approximately $56,511 lower than its taxable income.

Commercial Real Estate Loan Activity

The Company’s commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2007 and December 31, 2006:

	Loan Outstanding				Weighted Average Yield
	September 30, 2007		December 31, 2006
Property Type	Amount	%	Amount	%	2007	2006
U.S.
Retail	$52,119	5.7%	$51,553	10.7%	9.6%	9.6%
Office	45,635	5.0	65,812	13.6	10.3	8.5
Multifamily	147,474	16.3	51,368	10.7	10.0	11.1
Storage	32,391	3.6	32,625	6.8	9.1	9.1
Land	25,000	2.7	—	—	9.8	—
Hotel	12,194	1.3	33,028	6.9	11.1	10.3
Other Mixed Use	3,983	0.4	3,983	0.8	8.5	9.1
Total U.S.	318,796	35.0	238,369	49.5	9.9	9.6
Non-U.S.
Retail	275,156	30.1	143,385	29.7	8.2	7.0
Office	197,441	21.6	64,204	13.3	8.3	8.0
Multifamily	39,310	4.3	6,550	1.4	8.0	7.3
Storage	52,424	5.7	1,384	0.3	9.2	6.9
Industrial	20,879	2.3	19,317	4.0	10.1	9.1
Hotel	5,115	0.6	5,870	1.2	10.1	8.6
Other Mixed Use	3,554	0.4	2,666	0.6	8.0	8.2
Total Non-U.S.	593,879	65.0	243,376	50.5	8.4	7.5
Total	$912,675	100.0%	$481,745	100.0%	8.4%	8.6%

The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

During the three months ended September 30, 2007, the Company purchased $129,946 of commercial real estate loans. These purchases were comprised of six Euro denominated commercial real estate loans with a total cost of €47,434 and a principal balance totaling €51,870, and fourteen Canadian dollar denominated loan with a cost of C$6,250 (and a principal balance of C$6,576. During the quarter ended September 30, 2007, the Company received repayments of commercial real estate loans in the aggregate amount of $119,954.

The Company’s investments in Carbon Capital Funds also invest in commercial real estate loans. For the three and nine months ended September 30, 2007, the Company recorded $2,222 and $10,191 of income for the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by originating four loans for a total investment of $178,660 during the third quarter of 2007. Paydowns in Carbon Capital Funds during the quarter totaled $83,806. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and no new portfolio additions are expected.

The Company’s investments in the Carbon Capital Funds are as follows:

	September 30, 2007	December 31, 2006
Carbon I	$2,554	$3,144
Carbon II	98,252	69,259
	$100,806	$72,403

An investments held by Carbon II, of which the Company owns 26%, includes a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured. The underlying property is a hotel located in the South Beach area of Miami, Florida. In the second quarter of 2006, Carbon II purchased the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II’s existing investment and provides Carbon II with the ability to direct the workout process of the senior loan. Both loans matured in March 2007, and the borrower failed to repay triggering a maturity default. The borrower has reached a settlement agreement that allows the borrower a specified period of time to obtain a purchaser for the hotel. Based on the credit analysis performed for this property, the loan to value of this loan is approximately 80% and Carbon II believes a loan loss reserve is not necessary at September 30, 2007.

Two other loans held by Carbon II have defaulted. The aggregate carrying value of the two loans on Carbon II’s consolidated financial statements is $24,000 ($12,000 per loan). The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets. Regarding the 336-unit property in Orlando, Carbon II has concluded a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage. The borrower continues to hold title and implement its sales strategy. Since its implementation in March 2007, 233 units have been sold and closed. An additional 20 units are under contract with deposits and 36 contracts are being prepared. Based on credit analysis performed for this property, Carbon II believes a loan loss reserve is not necessary at September 30, 2007.

Regarding the 216-unit property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion. The borrower defaulted on its loan. Carbon II has taken title to the property and is operating it as a rental property. During 2006, Carbon II established a loss reserve of $5,180, of which the Company’s share is $1,361. Carbon II determined that no change to the carrying value of the property was necessary at September 30, 2007. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

Commercial Real Estate

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond which was fully funded in January 2007. The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007 and redeemed the remaining $104,476 as of September 30, 2007. BlackRock Diamond is a private real estate investment trust (‘‘REIT’’) managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager.

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

BlackRock Diamond is an open-end fund. As such, it may allow shares to be redeemed at a price equal to its quarter-end net asset value upon 60 days’ notice. The assets are subject to quarterly valuations with one independent appraisal done annually. The Company does not pay a separate management or incentive fee to the Manager or its affiliates for management services associated with its investment in BlackRock Diamond.

For the three and nine months ended September 30, 2007, respectively, the Company recorded $4,390 and $18,790 of income related to BlackRock Diamond. All financial information relating to this investment was reported by BlackRock Diamond.

The Company has an indirect investment in a commercial real estate development fund located in India. At September 30, 2007, the Company’s capital committed was $11,000 of which $6,050 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II.	Results of Operations

Interest Income:    The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended September 30,		Variance
	2007	2006	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$43,016	$41,306	$1,710	4.1%
Commercial real estate loans	8,933	5,952	2,981	50.1%
Commercial mortgage loan pools	12,985	13,230	(245)	(1.9)%
Residential mortgage-backed securities	128	2,960	(2,832)	(95.7)%
Cash and cash equivalents	1,242	828	414	50.0%
Total U.S. interest income	$66,304	$64,276	$2,028	3.2%
Non-U.S dollar denominated income
Commercial real estate securities	$6,415	$2,191	$4,224	192.8%
Commercial real estate loans	11,562	5,100	6,462	126.7%
Cash and cash equivalents	542	—	542	100.0%
Total Non-U.S. interest income	$18,519	$7,291	$11,228	154.0%
Total Interest Income	$84,823	$71,567	$13,256	18.5%

	For the Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$128,999	$119,151	$9,848	8.3%
Commercial real estate loans	22,530	16,808	5,722	34.0%
Commercial mortgage loan pools	39,119	39,743	(624)	(1.6)%
Residential mortgage-backed securities	3,869	9,070	(5,201)	(57.3)%
Cash and cash equivalents	2,316	1,746	570	32.6%
Total U.S. interest income	$196,833	186,518	$10,315	5.5%
Non-U.S. dollar denominated income
Commercial real estate securities	$14,326	$3,984	$10,342	259.6%
Commercial real estate loans	27,413	11,234	16,179	144.0%
Cash and cash equivalents	1,332	—	1,332	100.0%
Total Non-U.S. interest income	$43,071	$15,218	$27,853	183.0%
Total Interest Income	$239,904	$201,736	$38,168	18.9%

The following table reconciles interest income and total income for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		Variance
	2007	2006	Amount	%
Interest Income	$84,823	$71,567	$13,256	18.5%
Earnings from BlackRock Diamond	4,390	660	3,730	565.2%
Earnings from Carbon I	(47)	94	(141)	(150.0)%
Earnings from Carbon II	2,268	2,232	36	1.6%
Total Income	$91,434	$74,553	$16,881	22.6%

	For the Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
Interest Income	$239,904	$201,736	$38,168	18.9%
Earnings from BlackRock Diamond	18,790	12,357	6,433	52.1%
Earnings from Carbon I	812	807	5	0.6%
Earnings from Carbon II	9,380	8,837	543	6.1%
Total Income	$268,886	$223,737	$45,149	20.2%

U.S. dollar denominated income

For the three and nine months ended September 30, 2007 versus 2006, interest income from US assets increased $2,028 or 3.2% and $10,315 or 5.5%, respectively. The Company has continued to acquire commercial real estate securities and loan throughout the year which has offset the decline in interest income resulting in the sale of residential mortgage-back securities. Income from BlackRock Diamond was $4,390 and $18,790 for the three and nine months ended September 30, 2007. The Company redeemed its interest in BlackRock Diamond as of September 30, 2007.

Non-U.S. dollar denominated income

For the three and nine months ended September 30, 2007 versus 2006, interest income from non-U.S. assets increased $11,288 or 154.0% and $27,853 or 183.0%, respectively. The Company continues to increase its investment in non-U.S. dollar assets resulting in higher interest income from non-U.S. commercial real estate securities and loans.

Interest Expense:    The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

	For the Three Months Ended September 30,		Variance
	2007	2006	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$22,905	$22,889	$16	0.07%
Commercial real estate securities	6,021	9,731	(3,710)	(38.1)%
Commercial real estate loans	1,625	187	1,438	768.9%
Commercial mortgage loan pools	12,353	12,594	(241)	(1.9)%
Residential mortgage-backed securities	778	3,878	(3,100)	(79.9)%
Convertible debt	794	—	794	100.0%
Senior unsecured notes	3,226	—	3,226	100.0%
Junior unsecured notes	3,396	3,440	(44)	(1.3)%
Cash flow hedges	(181)	(9)	(172)	(1,911.1)%
Hedge ineffectiveness*	106	174	(68)	(39.1)%
Other	331	—	331	100.0%
Total U.S. Interest Expense	$51,354	$52,884	$(1,530)	(2.9)%
Non-U.S. dollar denominated interest expense
Euro CDO	$4,950	—	$4,950	100.0%
Commercial real estate securities	1,971	1,130	841	74.4%
Commercial real estate loans	3,055	2,042	1,013	49.6%
Junior subordinated notes	1,195	—	1,195	100.0%
Total Non-U.S. Interest Expense	$11,171	$3,172	$7,999	252.2%
Total Interest Expense	$62,525	$56,056	$6,469	11.5%

	For the Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$68,238	$57,603	$10,635	18.46%
Commercial real estate securities	22,983	26,161	(3,178)	(12.1)%
Commercial real estate loans	3,636	3,888	(252)	(6.5)%
Commercial mortgage loan pools	37,233	37,871	(638)	(1.7)%
Residential mortgage-backed securities	5,841	11,221	(5,380)	(47.9)%
Convertible debt	794	—	794	100.0%
Senior unsecured notes	6,432	—	6,432	100.0%
Junior unsecured notes	10,115	9,103	1,012	11.1%
Cash flow hedges	(1,040)	2,110	(3,150)	(149.3)%
Other	331	—	331	100.0%
Hedge ineffectiveness*	163	(401)	564	(140.6)%
Total U.S. Interest Expense	$154,726	$147,556	$7,170	4.9%
Non-U.S. dollar denominated interest expense
Euro CDO	13,041	—	$13,041	100.0%
Commercial real estate securities	2,857	2,057	800	38.9%
Commercial real estate loans	5,684	4,329	1,355	31.3%
Junior subordinated notes	2,142	—	2,142	100.0%
Total Non-U.S. Interest Expense	$23,724	$6,386	$17,338	271.5%
Total Interest Expense	$178,450	$153,942	$24,508	15.9%

*	See Note 14 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

U.S. dollar denominate interest expense

For the three and nine months ended September 30, 2007 versus 2006, U.S. dollar interest expense decreased $1,534 or 2.9% and increased $7,170 or 4.9%, respectively. The three month decrease and nine month increase was due to the sale of residential mortgage-backed securities during 2007, offset by the issuance of convertible debt, senior notes, and junior notes.

Non-U.S. dollar denominated interest expense

For the three and nine months ended September 30, 2007 versus 2006. Non-dollar interest expense increased $3,172 or 68.9% and $8,386 or 182.9%, respectively. The Euro CDO was issued in December 2006 and as a result, is the major contributing factor for the three month and nine month increase.

Net Interest Margin and Net Interest Spread from the Portfolio:    The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company’s liquidity. The Company’s equity investments, which include the Carbon Capital Funds and BlackRock Diamond through September 30, 2007, also generate a significant portion of the Company’s income.

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

The following tables reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest income	$84,823	$71,567	$239,904	$201,736
Interest expense related to the consolidation of commercial mortgage loan pools	(12,353)	(12,594)	(37,233)	(37,871)
Short term interest expense related to commercial mortgage loan pools	94	63	266	144
Adjusted interest income	$72,564	$59,036	$202,937	$164,009

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest expense	$62,525	$56,060	$178,450	$153,942
Interest expense related to the consolidation of commercial mortgage loan pools	(12,353)	(12,594)	(37,233)	(37,871)
Short term interest expense related to commercial mortgage loan pools	94	63	266	144
Hedge ineffectiveness	(107)	(174)	(163)	401
Adjusted interest expense	$50,159	$43,355	$141,320	$116,616

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Adjusted interest income	$72,564	$59,036	$202,937	$164,009
Adjusted interest expense	$50,159	$43,355	$141,320	$116,616
Adjusted net interest income ratios
Net interest margin	2.5%	2.0%	2.4%	2.1%
Average yield	8.2%	7.5%	7.8%	7.4%
Cost of funds	6.1%	6.1%	6.0%	6.1%
Net interest spread	2.1%	1.4%	1.8%	1.3%
Ratios including income from equity investments
Net interest margin	3.1%	2.3%	3.3%	2.4%
Average yield	8.5%	7.5%	8.5%	7.4%
Cost of funds	6.1%	6.1%	6.0%	6.1%
Net interest spread	2.5%	1.5%	2.4%	1.3%

The average yield increased from 7.5% to 8.2% as the sales of high credit quality liquid securities were offset with higher yielding commercial real estate securities.

Other Expenses:    Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and nine months ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,		Variance
	2007	2006	Amount	%
Management fee	$3,473	$3,179	$294	9.3%
Incentive fee	—	—	—	—
Incentive fee – stock based	497	997	(500)	(50.2)
General and administrative expense	1,624	1,144	480	41.9
Total other expenses	$5,594	$5,320	$274	5.2%

	For the Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
Management fee	$10,862	$9,339	$1,523	16.3%
Incentive fee	5,645	2,708	2,937	108.4
Incentive fee – stock based	2,145	1,853	292	15.8
General and administrative expense	4,448	3,382	1,066	31.5
Total other expenses	$23,100	$17,282	$5,818	33.7%

Management fees are based on 2% of average quarterly stockholders’ equity. The increase of $294, or 9.3%, and $1,523, or 16.3%, is due to the increase in the Company’s stockholders’ equity. The Manager earned an incentive fee of $0 and $4,150 for the three and nine month period ended September 30, 2007, 30% of which was paid in Common Stock, as the Company achieved the necessary performance goals specified in the Management Agreement. The decrease in incentive fee – stock based of $500 is due to the decline in the market price of the common stock. The fee is based on the number of common shares outstanding as of year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the quarter ended

September 30, 2007 is primarily attributable to costs associated with the Company’s global expansion and the Company’s new investment accounting system.

Other Gains (Losses):    Gains (losses) on securities available-for-sale were $(1,331) and $5,576 for the three and nine months ended September 30, 2007 and $446 and $386 for the three and nine months ended September 30, 2006. Gains (losses) on securities held-for-trading were $(4,435) and $(4,063) for the three and nine months ended September 30, 2007, and $(18) and $2,297 for the three and nine months ended September 30, 2007. Foreign currency gains were $775 and $3,631 for the three and nine months ended September 30, 2007 and $682 and $997 for the three and nine months ended September 30, 2006. This represents the net impact of the Company’s foreign currency exposure for the applicable periods. The losses on impairment of assets of $2,938 and 7,036 and $361 and $5,795, for the three and nine month periods ended September 30, 2007 and 2006, respectively, were related to the Company’s write down of certain CMBS as required by EITF 99-20.

Dividends Declared:    On March 6, 2007, the Company declared distributions to its stockholders of $0.29 per share, which were paid on April 30, 2007 to stockholders of record on March 30, 2007.

On May 22, 2007, the Company declared distributions to its stockholders of $0.30 per share, which were paid on July 31, 2007 to stockholders of record on June 29, 2007.

On September 5, 2007, the Company declared distributions to its stockholders of $0.30 per share, which were paid on October 31, 2007 to stockholders of record on September 30, 2007.

Changes in Financial Condition

Securities available-for-sale:    The Company’s securities available-for-sale, which are carried at estimated fair value, included the following at September 30, 2007 and December 31, 2006:

	September 30, 2007 Estimated Fair Value	Percentage	December 31, 2006 Estimated Fair Value	Percentage
U.S. dollar denominated securities available-for-sale
Commercial mortgage-backed securities:
CMBS IOs	$18,220	0.8%	$69,352	2.7%
Investment grade CMBS	740,573	32.3%	738,766	28.2%
Non-investment grade rated subordinated securities	632,367	27.6%	562,748	21.5%
Non-rated subordinated securities	105,988	4.6%	78,619	3.0%
Credit tenant lease	24,118	1.1%	24,318	0.9%
Investment grade REIT debt	246,905	10.8%	249,244	9.5%
Multifamily agency securities	37,240	1.6%	449,827	17.2%
CDO investments	58,819	2.6%	117,246	4.5%
Total CMBS	1,864,230	81.4%	2,290,120	87.5%
Residential mortgage-backed securities:
Agency adjustable rate securities	1,235	0.0%	1,774	0.1%
Residential CMOs	201	0.0%	130,850	5.0%
Hybrid adjustable rate mortgages (‘‘ARMs’’)	8,648	0.4%	11,516	0.4%
Total RMBS	10,084	0.4%	144,140	5.5%
Total U.S. dollar denominated securities available-for-sale	$1,874,314	81.8%	$2,434,260	93.1%
Non-U.S. dollar denominated securities available-for-sale
Commercial mortgage-backed securities:
Investment grade CMBS	146,916	6.4%	56,778	2.2%
Non-investment grade rated subordinated securities	233,564	10.2%	123,271	4.7%
Non-rated subordinated securities	36,608	1.6%	1,547	0.1%
Total Non-U.S. dollar denominated securities available-for-sale	417,088	18.2%	181,597	6.9%
Total securities available-for-sale	$2,291,402	100.0%	$2,615,856	100.0%

Borrowings:    As of September 30, 2007 and December 31, 2006, the Company’s debt consisted of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, senior convertible debt, junior unsecured notes, trust preferred securities, and commercial mortgage loans pools collateralized by a pledge of most of the Company’s securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At September 30, 2007 and December 31, 2006, the Company obtained financing in amounts and at interest rates consistent with the Company’s short-term financing objectives.

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

The following table sets forth information regarding the Company’s borrowings:

	For the Nine months Ended September 30, 2007
	September 30, 2007 Balance	Maximum Balance	Range of Maturities
CDO debt*	$1,814,231	$1,828,168	4.5 to 8.9 years
Commercial mortgage loan pools	1,230,251	1,230,251	5.4 years
Reverse repurchase agreements	110,113	951,194	3 days to 6.2 years
Credit facilities	574,162	736,832	12 to 138 days
Convertible debt	80,000	80,000	19.9 years
Senior unsecured notes**	162,500	162,500	6.88 years
Junior unsecured notes	71,707	75,000	14.59 years
Junior subordinated notes***	180,477	180,477	28.36 years

*	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at September 30, 2007 was $1,824,135.
**	The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
***	The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the nine months ended September 30, 2007 were $168,889.

At September 30, 2007, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Reverse Repurchase Agreements	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Convertible Debt	Total Collateralized Borrowings
Weighted average yield	5.36%	6.25%	5.83%	3.99%	7.64%	7.59%	6.56%	11.75%	5.61%
Interest Rate
Fixed	—%	—%	6.80%	3.99%	7.64%	7.59%	6.56%	11.75%	5.88%
Floating	5.36%	6.25%	5.63%	—%	—%	—%	—%	—%	5.76%
Effective Yield
Fixed	—%	—%	7.30%	3.99%	7.64%	7.59%	6.56%	11.75%	6.14%
Floating	5.36%	6.25%	5.63%	—%	—%	—%	—%	—%	5.76%

Hedging Instruments:    The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest rates on the value of the Company’s assets and the cost of borrowing.

Interest rate hedging instruments at September 30, 2007 and December 31, 2006 consisted of the following:

	At September 30, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$244,500	$(6,700)	—	7.4
CDO cash flow hedges	887,570	127	—	6.5
Trading swaps	1,206,076	(192)	—	1.4
CDO timing swaps	281,267	211	—	5.0
CDO LIBOR cap	85,000	189	—	5.7

	At December 31, 2006
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$644,200	$5,048	—	7.9
CDO cash flow hedges	895,499	8,230	—	7.2
Trading swaps	1,220,000	2,033	—	2.1
CDO timing swaps	223,445	212	—	6.1
CDO LIBOR cap	85,000	(38)	$1,407	6.4

Foreign currency agreements at September 30, 2007 and December 31, 2006 consisted of the following:

	At September 30, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(4,848)	—	7.9 years
CDO currency swaps	4,135	—	10.7 years
Forwards	(5,385)	—	17 days

	At December 31, 2006
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$1,179	—	12.5 years
CDO currency swaps	(1,418)	—	12.5 years
Forwards	(2,659)	—	10 days

Capital Resources and Liquidity

The current weaknesses in the sub-prime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to sub-prime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company has been closely managing its liquidity and believes it has sufficient access to capital resources to fund its investment activities and operating expenses. The Company’s current strategy is to match-fund assets when economical and to maintain adequate cash to meet any margin calls on the remaining portfolio assets.

The aforementioned market factors could adversely affect one or more of the Company’s repurchase counterparties providing funding for the Company’s portfolio and could cause one or more of the Company’s counterparties to be unwilling or unable to provide the Company with additional financing. This could potentially increase the Company’s financing costs and reduce the Company’s liquidity. If one or more major market participants fails or decides to withdraw from the market, it could negatively impact the marketability of all fixed income securities, and this could negatively impact the value of the securities in the Company’s portfolio, thus reducing the Company’s net book value. Furthermore, if many of the Company’s counterparties are unwilling or unable to provide the Company with additional financing, the Company could be forced to sell its investments at a time when prices are depressed. If this were to occur, it could potentially have a negative impact on the Company’s compliance with the REIT asset and income tests necessary to fulfill the Company’s REIT qualification requirements.

In addition, the Company’s liquidity may also be adversely affected by margin calls under the Company’s repurchase agreements and credit facilities that are dependent in part on the valuation of the collateral to secure the financing. The Company’s repurchase agreements and credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a significant amount of its portfolio to offset market value declines due to changes in interest rates but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of spread widening could harm the Company’s liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company’s investments remains consistent both with the Company’s expectations and with the broader commercial real estate finance industry experience; nevertheless, subsequent to September 30, 2007, the capital markets have been marking down the value of all credit sensitive securities regardless of performance. In the event of further reduction in market liquidity, the Company’s near-term liquidity needs will be met primarily with $122,185 of cash and cash equivalents held by the Company as of September 30, 2007, along with $104,476 of cash that was received in October 2007 related to the redemption of the investment in BlackRock Diamond. The Company used $50,000 of the proceeds to repay a borrowing secured by its interest in BlackRock Diamond, thus increasing the Company’s cash position since quarter end by approximately $54,000.

The distribution requirements under the REIT provisions of the Code limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to capital resources and financing will enable the Company to meet current and anticipated capital requirements.

The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term (i.e., beyond one year) liquidity needs. The Company’s ability to meet its long-term liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company’s lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Certain information with respect to the Company’s borrowings at September 30, 2007 is summarized as follows:

Borrowing Type	Outstanding borrowings	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse Repurchase Agreements	$110,113	5.36%	5.1 years	$139,528
Credit Facilities	574,162	6.25	114 days	776,430
Commercial Mortgage Loan Pools	1,225,085	3.99	5.4 years	1,246,494
CDOs	1,814,231	5.84	6.2 years	2,020,169
Senior Unsecured Notes	162,500	7.59	6.9 years	—
Junior Unsecured Notes	71,107	6.56	14.6 years	—
Trust Preferred Securities	180,477	7.64	28.3 years	—
Convertible Debt	80,000	11.75	19.9 years	—
Total Borrowings (*)	$4,217,675	5.61%	6.5 yrs	$4,182,621

(*)	Also included in total borrowings on the Consolidated Statement of Financial Condition is $50,000 of borrowings secured by the Company’s interest in BlackRock Diamond. The borrowings bear interest at a rate of 6.63% and matured on October 19, 2007.

At September 30, 2007, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse Repurchase Agreements	$91,276	$18,837	$—	$—	$—	$—	$110,113
Credit Facilities	254,977	—	319,185	—	—	—	574,162
Commercial Mortgage Loan Pools	—	—	—	—	—	1,225,085	1,225,085
CDOs	243	247	45,148	110,206	470,035	1,188,352	1,814,231
Senior Unsecured Notes	—	—	—	—	—	162,500	162,500
Junior Unsecured Notes	—	—	—	—	—	71,107	71,107
Trust Preferred Securities	—	—	—	—	—	180,477	180,477
Convertible Debt	—	—	—	—	—	80,000	80,000
Total Borrowings	$346,496	$19,084	$364,333	$110,206	$470,035	$2,907,521	$4,217,675

*	At September 30, 2007, CDOs are comprised of $396,383 of CDO debt with a weighted average remaining maturity of 4.5 years, $292,482 of CDO debt with a weighted average remaining maturity of 4.6 years, $377,045 of CDO debt with a weighted average remaining maturity of 5.6 years, $373,584 of CDO debt with a weighted average remaining maturity of 8.9 years and $374,737 of CDO debt with a weighted average remaining maturity of 7.0 years.

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

During the second quarter of 2007, the Company entered into a $150,000 committed U.S. dollar and non- U.S. dollar credit facility with Lehman Commercial Paper, Inc. Outstanding borrowings bear interest at LIBOR-based variable rate. The facility matured on August 23, 2007.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. which matures in September 2009. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate. During the third quarter of 2007, the Company increased it’s commitment to $275,000

On July 20, 2007 the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Bank which matures in February 2008. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company’s Yen asset acquisitions.

On August 27, 2007, the Company borrowed $50,000 from KeyBank National Association. The loan was secured by a pledge of all of the Company’s ownership interest in the redemption proceeds of BlackRock Diamond and was repaid in full in October 2007.

On October 22, 2007 the Company notified Deutsche Bank, AG that it had elected to extend the $200,000 credit facility for one year. After the extension becomes effective, the new maturity date will be December 20, 2008.

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

Convertible Debt

On August 29, 2007 and September 10, 2007, the Company completed an offering of a total of $80,000 aggregate principal amount of convertible senior notes due in 2027. The notes bear interest at a rate of 11.75% per annum and are convertible only under certain conditions, including a 20-day period of trading above $14.02 per share, as adjusted. The initial conversion rate of 92.7085 shares of common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $10.79 per share), subject to adjustment, represented a premium of 17.5% to the last reported sale price of Anthracite’s common stock on August 23, 2007 of $9.18.

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

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock (‘‘Series D Preferred Stock’’), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an option to purchase additional shares. The Series D Preferred Stock pays an annual dividend of 8.25%.

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

The Company utilized a portion of the net proceeds from the convertible senior notes offering to repurchase 1,307,189 shares of its common stock with value of $12,000.

The Company continuously evaluates the market for follow-on common stock offerings as well as the available opportunities to deploy new capital on an accretive basis. For the nine months ended September 30, 2007, the Company issued 242,742 shares of Common Stock under its Dividend Reinvestment Plan. Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $2,410.

For the nine months ended September 30, 2007, the Company issued 147,700 shares of Common Stock in connection with a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $1,770.

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

At September 30, 2007, the Company owned securities of 37 Controlling Class CMBS trusts with a par of $1,779,484. The total par amount of CMBS issued by the 37 trusts was $64,640,982. One of the Company’s 37 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $1,144,751 and $762,567 at September 30, 2007 and December 31, 2006, respectively.

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

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at September 30 2007 and December 31, 2006, respectively, was $63,104 and $111,076.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd (‘‘Leaf’’), a QSPE under SFAS No. 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At September 30, 2007 and December 31, 2006, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $6,186 and $6,796, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities including the Company’s trading securities. Operating activities provided cash flows of $174,224 and $95,662 for the nine months ending September 30, 2007, and 2006, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities.

The Company’s investing cash flow consists primarily of the purchase, sale and repayments on securities activities available-for-sale, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities used cash flows of $236,557 and $710,694 during the nine months ended September 30, 2007 and 2006, respectively.

Net cash flow provided by financing activities was $118,130 and $606,122 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, net cash provided by financing activities primarily represented the issuance of preferred stock. During the nine months ended September 30, 2006, net cash provided by financing activities primarily represented the issuance of junior subordinated notes and significant borrowings under reverse repurchase agreements and credit facilities. Partially offsetting these cash inflows during the nine months ended September 30, 2007 and 2006 were repayments under reverse repurchase agreements and credit facilities and dividends payments.

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

To provide an incentive, the Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the common stock ($11.41 per common share at September 30, 2007). Additionally, pursuant to a resolution of the Company’s Board of Directors adopted at the February 2006 meeting, 30% of the incentive fees earned in 2005 or after may be paid in shares of the Company’s common stock subject to certain provisions. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding at December 31st is paid to the Manager.

The Company’s unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board’s March 2007 meeting.

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Management fee	$3,473	$3,179	$10,862	$9,339
Incentive fee	—	—	5,645	2,708
Incentive fee – stock based	497	997	2,145	1,853
Total management and incentive fees	$3,970	$4,176	$18,652	$13,900

At September 30, 2007 and 2006, respectively, management and incentive fees of $5,434 and $2,979 remain payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $184 and $486 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2007, and $100 and $300 for the three and nine months ended September 30, 2006, respectively.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the nine months ended September 30, 2007 and 2006, the Company recorded administration and investment accounting fees of $544 and $175, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 32 of the Company’s 37 Controlling Class trusts is Midland Loan Services, Inc. (‘‘Midland’’), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company’s fees for Midland’s services are at market rates.

The Company had a $100,000 commitment to acquire shares of BlackRock Diamond. The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007. The remaining $75,000 was redeemed at its September 30, 2007 net asset value of $104,476, the proceeds from which were received in October 2007. The Company did not incur any additional management or incentive fees to the Manager or its affiliates related to its investment in BlackRock Diamond.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company’s investment in Carbon I at September 30, 2007 was $2,554. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On September 30, 2007, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. The Company’s investment in Carbon II was $98,252. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On September 30, 2007, the Company owned approximately 26% of the outstanding shares of Carbon II.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets is increased, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets is decreased, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At September 30, 2007, all of the Company’s short-term collateralized liabilities outside of the CDOs were floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company’s assets and liabilities, including preferred stock. The Company’s objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under short-term repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.9 years based on net asset value at September 30, 2007. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $17,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective valuescalculated in the scenario labeled as ‘‘Base Case.’’ The base interest rate scenario assumes interest rates at September 30, 2007. Actual results could differ significantly from these estimates.

Projected Percentage Change In Earnings Per Share Given LIBOR Movements
Change in LIBOR, +/− Basis Points	Projected Change in Earnings per Share
−200	$(0.06)
−100	$(0.03)
−50	$(0.01)
Base Case
+50	$0.01
+100	$0.03
+200	$0.06

The Company’s GAAP book value incorporates the estimated fair value of the Company’s interest bearing assets but it does not incorporate the estimated fair value of the Company’s interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company’s reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At September 30, 2007, economic duration for the Company’s entire portfolio was 3.0 years. This implies that for each 100 basis points of change in interest rates the Company’s economic value will change by approximately 3.0%. At September 30, 2007 the Company estimates its economic value, or net asset value of its common stock to be $722,027, or $11.44 per share.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company’s common stock is as follows:

Duration – GAAP book value at September 30, 2007	9.3
Less:
Duration contribution of CDO I liabilities	(0.9)
Duration contribution of CDO II liabilities	(0.8)
Duration contribution of CDO III liabilities	(0.5)
Duration contribution of CDO HY3 liabilities	(0.5)
Duration contribution of Euro CDO liabilities	(0.1)
Duration contribution of Series C Preferred Stock	(0.5)
Duration contribution of Series D Preferred Stock	(0.3)
Duration contribution of senior unsecured notes	(1.2)
Duration contribution of senior convertible debt	(0.5)
Duration contribution of junior unsecured notes	—
Duration contribution of junior subordinated notes	(1.0)
Economic duration at September 30, 2007	3.0

The GAAP book value of the Company’s common stock is $7.13 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 9.3%, or $55,000. However, the duration of the Company’s portfolio not financed with match funded debt is 2.9. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $17,000.

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

For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.97 per share of Common Stock per year and cause a significant write-down at the time the loss assumption is changed. The amount of the write-down depends on several factors, including which securities are most affected at the time of the write-down, but is estimated to be in the range of $1.98 to $2.08 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease. The Company’s exposure to a write-down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company’s CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At September 30, 2007, securities with a total estimated fair value of $2,024,831 are collateralizing the CDO borrowings of $1,814,231; therefore, the Company’s preferred equity interest in the five CDOs is $210,600 ($3.34 per share).

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

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2007.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

At September 30, 2007, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on the Company’s business, financial condition and results of operations. For discussion of the Company’s potential risks, refer to Part I, ‘‘Item 1A, Risk Factors’’, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on March 16, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 433,031 shares of unregistered common stock with an aggregate value of $5,250. Pursuant to the Management Agreement which authorizes that a portion of incentive fees earned by the Manager may be paid in shares of the Company’s common stock, the Company issued 143,876 shares to the Manager as payment of a portion of the Manager’s incentive fees. Pursuant to the portion of the Management Agreement which authorizes that a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st be paid to the Manager, 289,155 shares were issued in March 2007. The issuances of common stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

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

ANTHRACITE CAPITAL, INC.
Dated: November 9, 2007	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner Title: Chief Executive Officer
Dated: November 9, 2007	By:	/s/ James J. Lillis
Name: James J. Lillis Title: Chief Financial Officer