Form 10-K
period 2007-12-31
ANTHRACITE CAPITAL INC
filed 2008-03-13
CIK 1050112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

Commission File No. 001-13937

ANTHRACITE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-3978906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street New York, New York	10022
(Address of principal executive office)	(Zip Code)

(212) 810-3333
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE	NEW YORK STOCK EXCHANGE

9.375% SERIES C CUMULATIVE REDEEMABLE	NEW YORK STOCK EXCHANGE
PREFERRED STOCK, $0.001 PAR VALUE

8.25% SERIES D CUMULATIVE REDEEMABLE
PREFERRED STOCK, $0.001 PAR VALUE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $12.00 as reported on the New York Stock Exchange on June 30, 2007, was $765,236,192. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be affiliates of the registrant.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 12, 2008 was 63,296,397 shares.

Documents Incorporated by Reference: Portions of the registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	35
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	73
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	125
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	125
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	126
Item 11.	Executive Compensation	126
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	126
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accounting Fees and Services	126
PART IV
Item 15.	Exhibits and Financial Statement Schedules	127
	Signatures	130

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

Factors that could cause actual results to differ materially from forward-looking statements or historical performance include, without limitation:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;

(3)	the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. ("BlackRock"), the Company's Manager;

(4)	the impact of increased competition;

(5)	the impact of future acquisitions or divestitures;

(6)	the unfavorable resolution of legal proceedings;

(7)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or BlackRock;

(8)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;

(9)	the ability of BlackRock to attract and retain highly talented professionals;

(10)	fluctuations in foreign currency exchange rates; and

(11)	the impact of changes to tax legislation and, generally, the tax position of the Company.

Additional factors are set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K, accessible on the SEC's website at www.sec.gov.

PART I

ITEM 1. BUSINESS

All dollar figures expressed herein are expressed in thousands, except share or per share amounts.

General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") is a specialty finance company that invests in commercial real estate assets on a global basis. The Company commenced operations on March 24, 1998 and is organized as a real estate investment trust ("REIT"). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company's primary investment activities are conducted on a global basis in three investment sectors:

1) Commercial Real Estate Securities

2) Commercial Real Estate Loans

3) Commercial Real Estate Equity

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically a ten-year weighted average life) and can be financed through the issuance of secured debt that matches the life of the investment. Commercial real estate loans and equity provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions.

The Company's common stock, par value $0.001 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "AHR". The Company's primary long-term objective is to generate sufficient earnings to support a dividend at a level which provides an attractive return to stockholders. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with $1.357 trillion of assets under management at December 31, 2007. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

Commercial Real Estate Securities

The following table indicates the amounts of each category of commercial real estate securities the Company owned at December 31, 2007. The dollar price ("Dollar Price") represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial Real Estate Securities	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price*	Dollar Price	Loss Adjusted Yield
U.S. Dollar Denominated:
Controlling Class CMBS	$1,513,132	$688,764	$45.52	$839,141	$55.46	10.39%
Other below investment grade CMBS	60,959	51,856	85.07	54,481	89.37	8.63%
Collateralized debt obligation ("CDO") investments	351,807	49,630	14.11	67,470	19.18	19.50%
Investment grade commercial real estate securities	1,117,584	1,075,162	96.02	1,072,641	95.98	6.76%
CMBS interest only securities ("IOs")	818,670	15,915	1.94	14,725	1.80	8.80%
	3,862,152	1,881,327	48.71	2,048,458	53.04	8.73%
Non-U.S. Dollar Denominated:
Controlling Class CMBS	73,040	41,599	56.95	42,334	57.96	9.32%
Other below investment grade CMBS	233,062	199,692	85.68	202,484	86.88	8.55%
Investment grade commercial real estate securities	169,438	151,532	89.43	153,384	90.53	6.19%
	475,540	392,823	82.61	398,202	83.74	7.72%
	$4,337,692	$2,274,150	$52.43	$2,446,660	$56.40	8.58%

* Represents the amortized cost of the Company's investments.

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying loans as controlling class CMBS ("Controlling Class").

Controlling Class CMBS

The Company's principal activity is to underwrite and acquire high yield CMBS that are rated below investment grade (BB+ or lower). The Company's CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate in the United States, Canada, Europe, and Asia. The commercial real estate securing the first mortgages consists of income-producing properties including office buildings, shopping centers, apartment buildings, industrial properties, healthcare properties, and hotels, among others. The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and a large interest rate increase if not paid off at the ten-year maturity. The loans are originated by various lenders and pooled together in trusts which issue securities in the form of various classes of fixed rate debt secured by the cash flows from the underlying loans. The securities issued by the trusts are rated by one or more nationally recognized credit rating organizations and are rated AAA down to CCC. The security that is affected first by loan losses is not rated. The principal amount of the pools of loans securing the CMBS varies.

The Company focuses on acquiring the securities rated below investment grade. The most subordinated CMBS classes are the first to absorb realized losses in the loan pools. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination. If a loss of face value, or par, is experienced in the underlying loans, a corresponding reduction in the par of the lowest rated security occurs, reducing the cash flow entitlement. The majority owner of the first loss position has the right to influence the workout process and therefore designate the trust's special servicer. The Company will generally seek to influence the workout process in each of its CMBS transactions by purchasing the majority of the trust's non-rated securities and sequentially rated securities as high as BBB+. Typically, the par amount of these below investment grade classes has represented 2.0% to 5.0% of the principal of the Underlying Loan pools. This is known as the subordination level because 2.0% to 5.0% of the collateral balance is subordinated to the senior, investment grade rated securities.

Owning commercial real estate loans in these forms allows the Company to earn loss-adjusted returns over a period of time while achieving significant diversification across geographic areas and property types.

At December 31, 2007, the Company owned 39 Controlling Class trusts in which the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company influences the workout process on $59,534,400 of underlying loans. The total par amount owned of these subordinated Controlling Class securities is $1,586,172. The Company does not own the senior securities that represent the remaining par amount of the underlying mortgage loans.

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

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $779,338 related to principal of the underlying loans will not be recoverable, of which $356,272 is expected to occur over the next five years. The total loss estimate of $779,338 represents 1.3% of the total underlying loan pools.

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

Each trust has a designated special servicer. Special servicers are responsible for carrying out loan loss mitigation strategies. In addition, a special servicer will advance funds to a trust to maintain principal and interest cash flows on the trust's securities provided it believes there is a significant probability of recovering those advances from the underlying borrowers. The special servicer is paid interest on advanced funds and a fee for its efforts in carrying out loss mitigation strategies. For the Company's 39 Controlling Class trusts, Midland Loan Services, Inc. is the special servicer for 33 trusts, Capmark Finance Inc., is the special servicer for three trusts, Global Servicing Solutions Canada Corp. is the special servicer for two trusts, and the special servicer on the remaining trust is Lennar Partners, Inc. Midland Loan Services, Inc. is a related party of the Manager.

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

The weighted average loss adjusted yield for all subordinated Controlling Class securities at December 31, 2007 was 9.81%. If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security. As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions. In addition, a write-down of the adjusted purchase price of the security may be required. (See Item 7A -"Quantitative and Qualitative Disclosures About Market Risk" for more information on the sensitivity of the Company's income and adjusted purchase price to changes in credit experience.)

Other Below Investment Grade CMBS

The Company does not typically purchase a BB- or lower rated security unless the Company is involved in the new issue due diligence process and has a clear pari passu alignment of interest with the special servicer, or can appoint the special servicer. The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having influence over the workout process. BB+ and BB rated CMBS do not absorb losses until the BB- and lower rated securities have experienced losses of their entire principal amounts. The Company believes the subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

CDOs

The Company issues secured term debt through its CDO offerings. This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued. For those that qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140"), the Company records the transaction as a sale and carries any retained bonds as a component of securities available-for-sale on its consolidated statements of financial condition. At December 31, 2007 and 2006, respectively, the Company had retained bonds with an estimated fair value of $35,055 and $114,142 on its consolidated statement of financial condition related to CDO HY1 and CDO HY2. The Company also owns preferred securities in LEAFs CMBS I Ltd ("Leaf"). Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At December 31, 2007 and 2006, respectively, Leaf preferred securities were carried at an estimated fair value of $14,576 and $6,493 on the Company's consolidated statements of financial condition.

Investment Grade Commercial Real Estate Related Securities

The Company invests in investment grade commercial real estate related securities in the form of CMBS and unsecured debt of commercial real estate companies. The addition of these higher rated securities is intended to add greater stability to the long-term performance of the Company's portfolio as a whole and to provide greater diversification to optimize secured financing alternatives. The Company seeks to assemble a portfolio of high quality issues that will maintain consistent performance over the life of the security.

CMBS Interest Only securities ("CMBS IOs")

The Company invests in CMBS IOs. These securities represent a portion of the interest coupons paid by the underlying loans. The Company views this portfolio as possessing attractive relative value versus other alternatives. These securities do not have significant prepayment risk because the underlying loans generally have prepayment restrictions for certain periods of time. Furthermore, the credit risk is also mitigated because the IO represents a portion of all underlying loans, not solely the first loss.

Commercial Real Estate Loans

The Company's loan activity is focused on providing mezzanine capital to the commercial real estate industry. The Company targets real estate operators with strong track records and compelling business plans designed to enhance the value of their real estate. These loans generally are subordinated to a senior lender or first mortgage and are priced to reflect a higher return. The Company has significant experience in closing large, complex loan transactions and believes it can deliver timely and competitive financing.

The types of commercial real estate loans include subordinated participations in first mortgages, loans secured by partnership interests, preferred equity interests in real estate limited partnerships and loans secured by second mortgages. The weighted average life of these investments is generally two to three years and the investments have fixed or floating rate coupons.

The Company performs significant due diligence before making investments to evaluate risks and opportunities in this sector. The Company generally focuses on strong sponsorship, attractive real estate fundamentals, and pricing and structural characteristics that provide significant influence over the underlying asset.

The Company's activity in commercial real estate loans also has been conducted through Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Funds"), private commercial real estate income funds managed by the Company's Manager. The Company believes the use of the Carbon Funds allows it to invest in larger institutional quality assets with greater diversification. The Company's consolidated financial statements include its share of the net assets and income of the Carbon Funds. At December 31, 2007, the Company owned approximately 20% of Carbon I as well as approximately 26% of Carbon II. The Company's investments in the Carbon Funds at December 31, 2007 were $99,398, compared with $72,403 at December 31, 2006.

Commercial Real Estate Equity

BlackRock Diamond Property Fund, Inc. ("BlackRock Diamond") is a REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. The Company invested $100,000 in BlackRock Diamond. The Company redeemed $25,000 of its investment on June 30, 2007 and redeemed the remaining $75,000 and accumulated earnings on September 30, 2007. Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%.

Financing and Leverage

The Company has historically financed its assets with the net proceeds of Common Stock offerings, the issuance of Common Stock, the issuance of preferred stock, long-term secured and unsecured borrowings, short-term borrowings under reverse repurchase agreements and the credit facilities discussed below. In the future, assets may be financed in a similar manner. The Company expects that, in general, it will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. The Company's governing documents do not explicitly limit the amount of leverage that the Company may employ. Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits its recourse debt to equity ratio to a maximum of 3.0 to 1.0, which is consistent with the financial covenants in the Company's credit facilities (see discussion of credit facilities below). The Company's recourse debt-to-equity ratio of 2.8 to 1 at December 31, 2007 was in compliance with the policy. The Board of Directors may reduce the Company's indebtedness policy at any time.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance its securities that are not financed under its credit facilities or CDOs. Reverse repurchase agreements are secured loans generally with a term of 30 to 90 days. The reverse repurchase agreements collateralized by most of these securities bear interest at rates that historically have moved in close relationship to the London Interbank Offered Rate for U.S. dollar deposits ("LIBOR"). After the initial period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing generally is available only for more liquid securities. The interest rate charged on reverse repurchase agreements is usually lower compared with interest rates charged on alternatives due to the lower risk inherent in reverse repurchase transactions.

The Company's credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a mark-to-market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount and bear interest at a variable rate. A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing. A committed facility provider generally is required to provide financing for the full term of the agreement, rather than for thirty or ninety days as is customary in reverse repurchase transactions. This longer term makes the financing of less liquid assets viable.

Under the credit facilities and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets will require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls. The Company received and funded margin calls totaling $82,570 during 2007, $73,793 from January 1, 2008 through March 10, 2008, and will fund another $11,118 on March 14, 2008.

Further information with respect to the Company's reverse repurchase agreements, credit facilities, and commercial mortgage loan pools at December 31, 2007 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools
Commercial Real Estate Securities
Outstanding Borrowings	$71,161	$405,568	-
Weighted average borrowing rate	5.46%	5.64%	-
Weighted average remaining
maturity	7 days	1.09 years	-
Estimated fair value of assets
pledged	$83,990	$590,031	-

Commercial Real Estate Loans
Outstanding Borrowings	-	$259,905	-
Weighted average borrowing rate	-	5.83%	-
Weighted average remaining
maturity	-	1.72 years	-
Estimated fair value of assets
pledged	-	$368,762	-

Agency Residential Mortgage-Backed Securities
Outstanding Borrowings	$8,958	-	-
Weighted average borrowing rate	5.15%	-	-
Weighted average remaining
maturity	10 days	-	-
Estimated fair value of assets
pledged	$9,126	-	-

Commercial Mortgage Loan Pools
Outstanding Borrowings	-	$6,128	$1,219,094
Weighted average borrowing rate	-	5.90%	3.99%
Weighted average remaining
maturity	-	233 days	4.90 years
Estimated fair value of assets
pledged	-	$10,346	$1,240,793

Further information with respect to the Company's reverse repurchase agreements, credit facilities, and commercial mortgage loan pools at December 31, 2006 is summarized as follows:

	Reverse Repurchase Agreements	Credit Facilities	Commercial Mortgage Loan Pools
Commercial Real Estate Securities
Outstanding Borrowings	$527,316	$48,105	-
Weighted average borrowing rate	5.38%	6.91%	-

Weighted average remaining maturity	79 days	243 days	-
Estimated fair value of assets
pledged	$570,864	$69,462 *	-

Commercial Real Estate Loans
Outstanding Borrowings	-	$26,570	-
Weighted average borrowing rate	-	6.34%	-
Weighted average remaining	-		-
maturity		245 days
Estimated fair value of assets	-		-
pledged		$41,748
Agency Residential Mortgage-Backed Securities
Outstanding Borrowings	$266,731	-	-
Weighted average borrowing rate	5.34%	-	-
Weighted average remaining
maturity	79 days	-	-
Estimated fair value of assets
pledged	$275,729	-	-

Commercial Mortgage Loan Pools
Outstanding Borrowings	$5,623	$772	$1,250,503
Weighted average borrowing rate	6.06%	6.60%	3.99%
Weighted average remaining
maturity	8 days	29 days	5.84 years
Estimated fair value of assets
pledged	$7,481	$1,209	$1,271,014

*$21,742 of assets pledged are retained CDO bonds.

CDOs

The Company finances the majority of its commercial real estate assets with match funded, secured term debt through CDO offerings. To accomplish this, the Company forms special purpose entities (each an "SPE") and contributes a portfolio consisting of below investment grade CMBS, investment grade CMBS, unsecured debt of commercial real estate companies and commercial real estate loans in exchange for the preferred equity interest in the SPE. With the exceptions of the Company's fourth and fifth CDOs ("CDO HY1" and "CDO HY2", respectively), these transactions are considered financings and the SPEs are fully consolidated on the Company's consolidated financial statements. The SPE then will issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio. The SPE will enter into an interest rate swap agreement to convert the floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio. For those CDOs not denominated in U.S. dollars, the SPE will also enter into currency swap agreements to minimize any currency exposure. The debt issued by the SPE generally is rated AAA down to BB. Due to its preferred equity interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO.

CDO debt is the Company's preferred capital structure to maximize returns on these types of portfolios on a non-recourse basis. There is no mark-to-market requirement in this structure and the debt cannot be called or terminated by the bondholders. Furthermore, since the debt issued is non-recourse to the issuer, permanent reductions in asset value do not affect the liquidity of the Company. However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time. Other forms of financing used for these types of assets include multi-year committed financing facilities and 30 and 90-day reverse repurchase agreements.

The terms of five of eight CDOs issued by the Company include coverage tests, including over-collateralization tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company's liquidity and operating results. As of December 31, 2007, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization.

At December 31, 2007, outstanding borrowings under the Company's CDOs were $1,823,328 with a weighted average borrowing rate of 6.11% and a weighted average maturity of 4.8 years. Estimated fair value of assets pledged was $2,014,047, consisting of 86.1% of commercial real estate securities and 13.9% of commercial real estate loans.

At December 31, 2006, outstanding borrowings under the Company's CDOs were $1,812,574 with a weighted average borrowing rate of 6.02% and a weighted average maturity of 7.0 years. Estimated fair value of assets pledged was $2,096,455, consisting of 80.3% of commercial real estate securities and 19.7% of commercial real estate loans.

Unsecured Recourse Borrowings

The Company may issue senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes from time to time as a source of unsecured long-term capital. Senior unsecured notes, junior unsecured notes and junior subordinated notes bear interest at fixed or floating rates and can be redeemed in whole by the Company after a period of time, subject to certain provisions, which could include the payment of fees. Senior convertible notes have a fixed coupon and are convertible to common stock under certain conditions.

Preferred and Common Stock Issuances

The Company may issue preferred stock from time to time as a source of long-term or permanent capital. Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion features. The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidity proceeds.

Another source of permanent capital is the issuance of Common Stock through a follow-on offering. In some cases, investors may purchase a large block of Common Stock in one transaction. A Common Stock issuance can be accretive to the Company's book value per share if the issue price per share exceeds the Company's book value per share. It also can be accretive to earnings per share if the Company deploys the new capital into assets that generate a risk adjusted return that exceeds the return of the Company's existing assets. Furthermore, earnings accretion also can be achieved at reinvestment rates that are lower than the return on existing assets if Common Stock is issued at a premium to book value.

Hedging Activities

The Company enters into hedging transactions to protect its investment portfolio and related borrowings from interest rate fluctuations, foreign exchange rate and other changes in market conditions. From time to time, the Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration, as well as short-term and foreign exchange rate exposure. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company's assets and the cost of borrowing. These transactions may include interest rate swaps, currency swaps, the purchase or sale of interest rate collars, caps or floors, options, and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging interest rate risks with these types of instruments.

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

The Company's hedging activities are intended to address both income and capital preservation. Income preservation refers to maintaining a stable spread between yields from mortgage assets and the Company's borrowing costs across a reasonable range of adverse interest rate environments. Capital preservation refers to maintaining a relatively steady level in the estimated fair value of the Company's capital across a reasonable range of adverse interest and foreign exchange rate scenarios. However, no strategy can insulate the Company completely from changes in interest and foreign exchange rates.

Operating Policies

The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to help ensure that the Company meets the requirements for qualification as a REIT under the United States Internal Revenue Code of 1986, as amended (the "Code"), and is excluded from regulation as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Before acquiring any asset, the Manager determines whether such asset would constitute a "Real Estate Asset" under the REIT provisions of the Code. The Company regularly monitors purchases of commercial real estate assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company's assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act.

In order to maintain the Company's REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year. The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

Regulation

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with related parties. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests.

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the terms of the CMBS owned by the Company provide the right to monitor the performance of the underlying mortgage loans through loan management and servicing rights and the right to control workout/foreclosure rights in the event of default on the underlying mortgage loans. When such rights exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act. Modification of the Company's business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of the Company's Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and other mortgage-backed securities, which are Qualifying Interests. Modification of the Company's business plan to register as an investment company could result in increased operating expenses and could entail reducing the Company's indebtedness, which also could require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such result would likely have a material adverse effect on the Company.

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

Employees

The Company does not have any employees. The Company's officers, each of whom is a full-time employee of the Manager or its affiliates, perform the duties required pursuant to the Management Agreement (as defined below) with the Manager and the Company's bylaws.

Management Agreements

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company's officers manage the Company's day-to-day investment operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company's officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company's assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

The Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter net income in accordance with generally accepted accounting principles in the United States of America ("GAAP") before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.33 adjusted per share issue price at December 31, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan pursuant to which one-half of one percent of common shares outstanding are paid to the Manager at the end of each calendar year. 289,155 shares were paid to the Manager on March 30, 2007.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board's March 2007 meeting.

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

Taxation of the Company

The Company has elected to be taxed as a REIT under the Code, and the Company intends to continue to operate in a manner consistent with the REIT provisions of the Code. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

The Company and its stockholders may be subject to foreign, state, and local taxation in various foreign, state, and local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Company's federal income tax treatment.

Website

The Company's website address is www.anthracitecapital.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors and its Codes of Business Conduct and Ethics, as well as its corporate governance guidelines. Copies in print of these documents are available upon request to the Secretary of the Company at the address indicated on the cover of this report. To communicate with the Board of Directors electronically, the Company has established an e-mail address, anthracitebod@blackrock.com, to which stockholders may send correspondence to the Board of Directors or any such individual directors or group or committee of directors.

In accordance with NYSE Rules, on June 21, 2007, the Company filed the annual certification by its Chief Executive Officer certifying that he was unaware of any violation by the Company of the NYSE's corporate governance listing standards at the time of the certification.

ITEM 1A. RISK FACTORS

Risks

The Company's business is subject to many risks. In addition to the other information in this document, you should consider carefully the following risk factors. Additional risk factors may impair the Company's business, financial condition or results of operations.

Risks related to the Manager

Conflicts of interest of the Manager may result in decisions that do not fully reflect stockholders' best interests.

The Company and the Manager have some common officers and directors, which may present conflicts of interest in the Company's dealings with the Manager and its affiliates, including the Company's purchase of assets originated by such affiliates.

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

The Management Agreement between the Company and the Manager provides for base management fees payable to the Manager without consideration of the performance of the Company's portfolio and also provides for incentive fees based on certain performance criteria, which could result in the Manager recommending riskier or more speculative investments. Termination of the Management Agreement by the Company would result in the payment of a substantial termination fee, which could adversely affect the Company's financial condition. Termination of the Management Agreement could also adversely affect the Company if the Company were unable to find a suitable replacement.

There is a limitation on the liability of the Manager.

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for under the Management Agreement and is not responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager and its directors and officers will not be liable to the Company, any of its subsidiaries, its unaffiliated directors, its stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager and its directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

The Company may change its investment and operational policies without stockholder consent.
The Company may change its investment and operational policies, including the Company's policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of the Company's stockholders, which could result in the Company making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in the Company investment strategy may increase the Company's exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the Company's ability to make distributions.

Risks related to the Company's business

If the Company's lenders terminate or fail to renew any of its credit facilities or repurchase agreements, the Company may not be able to continue to fund its business.

At December 31, 2007, borrowings under the Company's credit facilities totaled $671,000. These facilities contain various representations and warranties, covenants, conditions and events of default that if breached, not satisfied, or triggered could result in termination of the facilities. In addition, there can be no assurance that the Company will be able to extend the term of any of its existing financing arrangements or obtain sufficient funds to repay any amounts outstanding under any financing arrangement before it expires, either from one or more replacement financing arrangements or an alternative debt or equity financing. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date or if any such facility were not renewed, the Company's liquidity position could be materially adversely affected, and it may not be able to satisfy its outstanding loan commitments, originate new loans or continue to fund its operations.

The Company's liquidity position could be adversely affected if it were unable to complete additional CDOs on favorable terms or at all.

The Company has completed several CDOs through which it raised a significant amount of debt capital. Relevant considerations regarding the Company's ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, the Company may be unable to complete CDOs;

•
disruptions in the credit quality and performance of the Company's commercial real estate securities and loan portfolio, particularly that portion which previously has been securitized and serves as collateral for existing CDOs, could reduce or eliminate investor demand for its CDOs in the future;

•	any material downgrading or withdrawal of ratings given to securities previously issued in the Company's CDOs would reduce demand for additional term debt by it; and

•	structural changes imposed by rating agencies or investors may reduce the leverage it is able to obtain, increase the cost and otherwise adversely affect the efficiency of its CDOs.

If the Company is unable to continue completing these CDO transactions on favorable terms or at all, its ability to obtain the capital needed would be adversely affected. In turn, this could have a material adverse effect on the Company's growth and its Common Stock price.

The Company's repurchase agreements and its CDO financing agreements may limit its ability to make investments.

In order to borrow money to make investments under the Company's repurchase agreements, its lenders have the right to review the potential investment for which the Company is seeking financing. The Company may be unable to obtain the consent of its lenders to make investments that it believes are favorable to the Company. If the Company's lenders do not consent to the inclusion of the potential asset in a repurchase facility, the Company may be unable to obtain alternate financing for that investment. The Company's lender's consent rights with respect to its repurchase agreements may limit its ability to execute its business plan.

Each CDO financing in which the Company engages will contain certain eligibility criteria with respect to the collateral that it seeks to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, the Company may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to the Company's CDOs may limit its ability to execute its business plan.

Interest rate fluctuations will affect the value of the Company's commercial real estate assets and may adversely affect the Company's net income and the price of its Common Stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. Interest rate fluctuations can adversely affect the income and value of the Company's Common Stock in many ways and present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve, changes in prepayment rates and margin calls.

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

A portion of the Company's commercial real estate assets are financed under reverse repurchase agreements and committed borrowing facilities which are subject to mark-to-market risk. Such secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline could require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed.

The Company's investments may be subject to impairment charges.

The Company periodically evaluates its investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending on the nature of the investment and the manner in which the income related to such investment is calculated for purposes of the Company's financial statements. If the Company determines that a significant impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the investment, which could materially adversely affect the Company's results of operations in the applicable period.

Some of the Company's investments may be recorded at fair value as determined in good faith by the Manager and, as a result, there will be uncertainty as to the value of these investments.

Some of the Company's portfolio investments may be in the form of assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company values these investments quarterly at fair value as determined in good faith by the Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, the Company's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of the Common Stock could be adversely affected if the Company's determinations regarding the fair value of these investments were materially higher than the values that the Company ultimately realizes upon their disposal.

The Company's assets include subordinated CMBS and similar investments which are subordinate in right of payment to more senior securities.

The Company's assets include a significant amount of subordinated CMBS, which are the most subordinate class of securities in a structure of securities secured by a pool of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. The Company may not recover the full amount or, in extreme cases, any of its initial investment in such subordinated securities.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the class of most junior security holders. In the event of default and the exhaustion of any equity support, reserve fund and letter of credit, classes of junior securities in which the Company invests may not be able to recover some or all of its investment in the securities it purchases. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which it invests may incur significant losses.

The estimated fair values of lower credit quality CMBS and similar investments tend to be less sensitive to interest rate changes than those of more highly rated investments, but more sensitive to changes in economic conditions and underlying borrower developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages underlying the mortgage-backed securities may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect the Company against loss of its principal on these securities. In addition, such subordinated interests generally are not actively traded and may not provide the Company as a holder thereof with liquidity of investment.

The subordinate interests in whole loans in which the Company invests may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.

A subordinate interest in a whole loan is a mortgage loan typically (i) secured by a whole loan on a single large commercial property or group of related properties and (ii) subordinated to a senior interest secured by the same whole loan on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for subordinate interest owners after payment to the senior interest owners. Subordinate interests reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, subordinate interests can vary in their structural characteristics and risks. For example, the rights of holders of subordinate interests to control the process following a borrower default may be limited in certain investments. The Company cannot predict the terms of each subordinate investment. Further, subordinate interests typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. Subordinate interests also are less liquid than CMBS, thus the Company may be unable to dispose of underperforming or non-performing investments. The higher risks associated with its subordinate position in these investments could subject the Company to increased risk of losses.

The Company's ownership of non-investment grade commercial real estate assets subjects it to an increased risk of loss which could adversely affect yields on its investments.

The Company acquires commercial real estate loans and non-investment grade mortgage-backed securities, which are subject to greater risk of credit loss on principal and non-payment of interest than investments in senior investment grade securities.

The commercial mortgage and mezzanine loans the Company originates or acquires and the commercial mortgage loans underlying the CMBS in which the Company invests are subject to delinquency, foreclosure and loss, which could result in losses to the Company.

The Company's commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

The Company's assets include mezzanine loans that have greater risks of loss than more senior loans.

The Company's assets include a significant amount of mezzanine loans that involve a higher degree of risk than long-term senior mortgage loans. In particular, a foreclosure by the holder of the senior loan could result in the mezzanine loan becoming unsecured. Accordingly, the Company may not recover some or all of its investment in such a mezzanine loan. Additionally, the Company may permit higher loan-to-value ratios on mezzanine loans than it would on conventional mortgage loans when the Company is entitled to share in the appreciation in value of the property securing the loan.

Prepayment rates can increase which would adversely affect yields on the Company's investments.

The yield on investments in mortgage loans and mortgage-backed securities and thus the value of the Company's Common Stock is sensitive to not only changes in prevailing interest rates but also changes in prepayment rates, which results in a divergence between the Company's borrowing rates and asset yields, consequently reducing future net income derived from the Company's investments. The Company's borrowing costs also may exceed its interest income from its investments, and it could incur operating losses.

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

Commercial and multifamily property values and net operating income derived from them are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by plant closings, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property's owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Leveraging the Company's investments may increase the Company's exposure to loss.

The Company leverages its investments and thereby increases the volatility of its operating results and net asset value that may result in operating or capital losses. If borrowing costs increase, or if the cash flow generated by the Company's assets decreases, the Company's use of leverage will increase the likelihood that the Company will experience reduced or negative cash flow and reduced liquidity. The Company's use of leverage also increases the risk that a decrease in the value of its assets may cause its lenders to make margin calls, which could force it to sell assets at a time when it does not wish to do so or adversely affect the Company's operating results and financial condition.

The Company's investments may be illiquid and their value may decrease, which could adversely affect the Company's business.

Many of the Company's assets are relatively illiquid. In addition, certain of the investments that the Company has acquired or will acquire, including interests in certain mortgage-backed securities, have not been registered under the relevant securities laws, resulting in a prohibition against transfer, sale, pledge or other disposition of those investments except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. The Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited. The estimated fair value of any of the Company's assets could decrease in the future.

The Company's hedging transactions can limit the Company's gains and increase the Company's exposure to losses.

The Company uses hedging strategies that involve risk and that may not be successful in insulating the Company from exposure to changing interest and prepayment rates. A liquid secondary market may not exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses or limit its gains.

The Company may make non-U.S. dollar denominated investments and investments in non-U.S. dollar denominated securities, which subject it to currency rate exposure and the uncertainty of foreign laws and markets.

The Company purchases mortgage-backed securities denominated in foreign currencies and also acquires interests in loans to non-U.S. companies, which may expose the Company to risks not typically associated with U.S. or U.S. dollar denominated investments. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, multiple and conflicting tax laws, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, and greater price volatility. Any of these risks could adversely affect the Company's receipt of interest income from these investments.

To the extent that any of the Company's investments are denominated in foreign currency, these non-U.S. dollar denominated investments will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. Although the Company may employ hedging techniques to minimize foreign currency risk, it can offer no assurance that these strategies will be effective and may incur losses on these investments as a result of currency rate fluctuations.

The Company's ability to grow its business depends on its ability to obtain external financing.

To qualify as a REIT, the Company generally must distribute to its stockholders 90% of its REIT taxable income, including taxable income where the Company does not receive corresponding cash. The Company historically has obtained the cash required for its operations through the issuance of equity, convertible debentures and subordinated debt, and by borrowing money through credit facilities, securitization transactions and repurchase agreements. The Company's continued access to these and other types of external capital depends upon a number of factors, including general market conditions, the market's perception of its growth potential, its current and potential future earnings, cash distributions, and the market price of its Common Stock. The Company cannot assure investors that sufficient funding or capital will be available to it in the future on terms that are acceptable to the Company. If the Company cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of its Common Stock and its ability to pay dividends to its stockholders.

The Company is subject to significant competition.

The Company is subject to significant competition in seeking investments. It competes with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with the Manager. Some of its competitors have greater resources than it has and it may not be able to compete successfully for investments. Competition for investments may lead to the returns available from such investments decreasing which may further limit its ability to generate its desired returns. The Company cannot assure you that additional companies will not be formed that compete with it for investments or otherwise pursue investment strategies similar to the Company's.

Adverse changes in general economic conditions can adversely affect the Company's business.

The Company's success is dependent on the general economic conditions in the geographic areas in which a substantial number of its investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which it conducts substantial business likely would have an adverse effect on real estate values and, accordingly, the Company's financial performance, the market prices of its securities and its ability to pay dividends.

In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although the Company maintains reserves for credit losses and an allowance for doubtful accounts in amounts that it believe are sufficient to provide adequate protection against potential write-downs in its portfolio, these amounts could prove to be insufficient.

Maintenance of the Company's Investment Company Act exemption imposes limits on its operations. Failure to maintain its Investment Company Act exemption could adversely affect the Company's ability to operate.

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

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the terms of the CMBS owned by it provide the right to monitor the performance of the underlying mortgage loans through loan management and servicing rights and the right to control workout/foreclosure rights in the event of default on the underlying mortgage loans. When such rights exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company's Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act. Modification of the Company's business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of its Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and other mortgage-backed securities, which are Qualifying Interests. Modification of its business plan to register as an investment company could result in increased operating expenses and could entail reducing indebtedness, which also could require the Company to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect. Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that it would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such result would likely have a material adverse effect on the Company.

The Company may become subject to environmental liabilities.

The Company may become subject to material environmental risks when it acquires interests in properties with significant environmental problems. Such environmental risks include the risk that operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Such laws often impose liability regardless of whether the owner or operator knows of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of hazardous substances could exceed the value of the property. The Company's income and ability to make distributions to stockholders could be affected adversely by the existence of an environmental liability with respect to the Company's properties.

The price of the Company's Common Stock may fluctuate significantly, which could negatively affect holders of its Common Stock.

The trading price of the Company's Common Stock may be volatile in response to a number of factors, including actual or anticipated variations in the Company's quarterly financial results or dividends, changes in financial estimates by securities analysts, additions or departures of key management personnel, prevailing interest rates, issuances of the Company's Common Stock, preferred stock or debt securities, and changes in market valuations of other companies in the real estate industry, even if not similar to the Company. In addition, the Company's financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of its Common Stock could decrease significantly.

In addition, the U.S. securities markets or sectors of these markets from time to time have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets or sectors. Broad market and industry factors may negatively affect the price of the Company's Common Stock, regardless of its operating performance.

Future offerings of debt securities, which would rank senior to the Company's Common Stock upon its liquidation, and future offerings of equity securities, including preferred stock senior to the Company's Common Stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of the Company's Common Stock.

The Company may from time to time offer additional debt or equity securities. Upon liquidation, holders of the Company's debt securities and shares of its preferred stock and lenders with respect to other borrowings will receive a distribution of the Company's available assets prior to the holders of its Common Stock. Additional equity offerings may dilute the holdings of the Company's existing stockholders and reduce the market price of its Common Stock. Any preferred stock the Company issues may have a preference on liquidating distributions or a preference on dividend payments that could limit its ability to make a dividend distribution to the holders of its Common Stock.

Sales of substantial amounts of the Company's Common Stock, or the perception that these sales could occur, could have a material adverse effect on the price of its Common Stock. Holders of the Company's Common Stock bear the risk of its future offerings causing the market price of its Common Stock to decline and diluting their stock holdings in the Company.

The Company's staggered board of directors and other provisions of its charter and bylaws may prevent a change in its control, which could adversely affect the price of the Company's Common Stock.

The Company's board of directors is divided into three classes of directors. The current terms of the directors expire in 2008, 2009 and 2010. Directors of each class serve three-year terms, and each year one class of directors is elected by the stockholders. The staggered terms of the Company's directors may delay, prevent or reduce the possibility of a tender offer or an attempt at a change in control, even though the Company's stockholders might consider a tender offer or change in control in their best interests. In addition, the Company's charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might be in the best interest of its stockholders. See "—Restrictions on ownership of the Company's Common Stock may inhibit market activity in the Company's Common Stock and restrict its business combination opportunities."

Risks Relating to Taxation as a REIT

The Company's failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to its stockholders.

The Company operates in a manner intended to qualify as a REIT for federal income tax purposes. The Company's ability to satisfy the asset tests depends upon its analysis of the fair market values of its assets, some of which are not susceptible to a precise determination, and for which it will not obtain independent appraisals. The Company's compliance with the REIT income and quarterly asset requirements also depends upon its ability to successfully manage the composition of its income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that the Company holds in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service ("IRS") will not contend that the Company's interests in subsidiaries or other issuers will not cause a violation of the REIT requirements.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to stockholders would not be deductible by the Company in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company's stockholders, which in turn could have an adverse impact on the value of, and trading prices for, its stock. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

If the Company fails to qualify as a REIT, the Company might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or distribution to the Company's stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code to the Company's operations and the determination of various factual matters and circumstances not entirely within the Company's control. There are only limited judicial or administrative interpretations of these provisions. Although the Company believes that it operates in a manner consistent with the REIT qualification rules, the Company may not be able to remain so qualified.

In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Department of the Treasury. Changes to the tax law could adversely affect the Company's stockholders.

REIT distribution requirements could adversely affect the Company's ability to execute its business plan.

The Company generally must distribute annually at least 90% of its net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that it distributes. The Company intends to make distributions to its stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain of the Company's assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of its net taxable income could cause the Company to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If the Company fails to obtain debt or equity capital in the future, it could limit its ability to grow or continue operations, which could adversely affect the value of its Common Stock.

Restrictions on ownership of the Company's Common Stock may inhibit market activity in the Company's stock and restrict its business combination opportunities.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) at any time during the last half of each taxable year. To facilitate its meeting the requirements for qualification as a REIT at all times, the Company's charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of any class of its capital stock. The Company's charter further prohibits (i) any person from beneficially or constructively owning shares of capital stock that would result in the Company being "closely held" under Section 856(h) of the Code or would otherwise cause the Company to fail to qualify as a REIT, and (ii) any person from transferring shares of capital stock if such transfer would result in shares of capital stock being beneficially owned by fewer than 100 persons. If any transfer of shares of capital stock occurs which, if effective, would result in a violation of one or more ownership limitations, then that number of shares of capital stock, the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole share) shall be automatically transferred to a trustee of a trust for the exclusive benefit of one or more charitable beneficiaries, and the intended transferee may not acquire any rights in such shares; provided, however, that if any transfer occurs which, if effective, would result in shares of capital stock being owned by fewer than 100 persons, then the transfer shall be null and void and the intended transferee shall acquire no rights to the stock. Subject to certain limitations, the Company's board of directors may waive the limitations for certain investors.

The Company's authorized capital stock includes preferred stock issuable in one or more series. The issuance of preferred stock could have the effect of making an attempt to gain control of the Company by means of a merger, tender offer, proxy contest or otherwise more difficult. The currently outstanding preferred stock has a preference on dividend payments that could affect the Company's ability to make dividend distributions to the common stockholders.

The provisions of the Company's charter or relevant Maryland law may inhibit market activity and the resulting opportunity for the holders of its Common Stock to receive a premium for their Common Stock that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of its Common Stock.

Material provisions of the Maryland General Corporation Law ("MGCL") relating to "business combinations" and a "control share acquisition" and of the Company's charter and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or other change in control of the Company that would be beneficial to stockholders and might otherwise result in a premium over then prevailing market prices. Although the Company's bylaws contain a provision exempting the acquisition of its Common Stock by any person from the control share acquisition statute, there can be no assurance that such provision will not be amended or eliminated at any time in the future. These ownership limits could delay or prevent a transaction or a change in its control that might involve a premium price for its Common Stock or otherwise be in the best interest of its stockholders.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company remains qualified for taxation as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to its stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, the Company may hold some of its assets through taxable REIT subsidiaries. Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause the Company to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. The Company also may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder the Company's ability to make certain attractive investments.

The "taxable mortgage pool" rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which it effects future securitizations.

Certain of the Company's securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as the Company owns 100% of the equity interests in a taxable mortgage pool, it generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to the taxable mortgage pool. In addition, to the extent that the Company's stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities that are not subject to tax on unrelated business income, it may incur a corporate level tax on a portion of its income from the taxable mortgage pool. In that case, the Company may reduce the amount of its distributions to any disqualified organization whose stock ownership gave rise to the tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not maintain an office. The Company uses the offices of the Manager located at 40 East 52nd Street, New York, New York 10022, and does not pay rent for such use.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2007, there were no pending legal proceedings in which the Company or any of its subsidiaries was a defendant or of which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed on the New York Stock Exchange and traded under the symbol "AHR" since its initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the New York Stock Exchange for the Company's Common Stock and the dividend per share declared by the Company.

2007	High	Low	Last Sale	Dividends Declared
Fourth Quarter	$10.20	$6.67	$7.24	$0.30
Third Quarter	12.11	6.53	9.10	0.30
Second Quarter	12.94	11.50	11.70	0.30
First Quarter	14.08	11.01	12.00	0.29

2006
Fourth Quarter	$14.48	$10.77	$12.73	$0.29
Third Quarter	13.57	11.65	12.86	0.29
Second Quarter	12.44	10.25	12.16	0.29
First Quarter	11.28	10.34	10.98	0.28

On March 10, 2008, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange, was $5.27. At February 22, 2008, there were approximately 1,053 record holders of the Company's Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

Information relating to the Company's equity compensation plans in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC, is incorporated herein by reference.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announce Plans or Programs	Maximum Number of Shares That May Yet Be Purchased
January 2007	-	-	-	-
February 2007	-	-	-	-
March 2007	-	-	-	-
April 2007	-	-	-	-
May 2007	-	-	-	-
June 2007	-	-	-	-
July 2007	-	-	-	-
August 2007	1,307,189	$9.18	-	-
September 2007	-	-	-	-
October 2007	-	-	-	-
November 2007	-	-	-	-
December 2007	-	-	-	-
Total	1,307,189	$9.18	-	-

On August 23, 2007, the Company repurchased 1,307,189 shares of its Common Stock on the open market at $9.18 per share, the closing sales price of the Company's Common Stock on the New York Stock Exchange on August 23, 2007. The repurchase settled on August 29, 2007. The Company used approximately $12,100 of the net proceeds from its Rule 144A sale of convertible senior notes in August 2007 to effect this repurchase.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company issued 514,595 shares of unregistered Common Stock with an aggregate value of $6,169 as follows. Pursuant to resolutions of the Board of Directors which authorized that a portion of incentive fees earned by the Manager may be paid in shares of the Company's Common Stock, the Company issued 509,595 restricted shares to the Manager under the Company's 2006 Stock Award and Incentive Plan (the "2006 Stock Plan") and pursuant to the provision of the amended and restated investment advisory agreement between the Company and the Manager (the "Management Agreement") providing that 30% of the Manager's incentive fees earned under the Management Agreement shall be paid in shares of the Company's Common Stock subject to certain provisions under the Management Agreement and the 2006 Stock Plan. The Company issued 5,000 shares to its unaffiliated directors pursuant to its annual grant of restricted stock to unaffiliated directors as part of their annual compensation. The issuances of Common Stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below at and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data". The Company derived the selected financial data as of December 31, 2005, 2004 and 2003 and for each of the two years in the period ended December 31, 2004 from the Company's audited consolidated financial statements and notes thereto not included elsewhere in this report.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Operating Data:
Interest income	$326,436	$275,986	$231,768	$194,967	$159,456
Earnings from equity investments	32,093	27,431	12,146	8,899	4,322
Interest expense	241,000	212,388	163,458	128,166	83,249
Other operating expenses	27,521	25,830	19,181	12,383	11,707
Other gain (loss) (1)	(6,032)	13,906	9,322	(20,125)	(77,464)
Income from continuing operations	83,976	79,105	70,597	43,192	(8,642)
Income from discontinued operations (2)	-	1,366	-	-	-
Net income (loss)	83,976	80,471	70,597	43,192	(8,642)
Net income (loss) available to common stockholders	72,320	75,079	65,205	25,768	(16,386)
Net income (loss) from continuing operations per share of Common Stock
Basic	1.18	1.29	1.20	0.50	(0.34)
Diluted	1.18	1.29	1.20	0.50	(0.34)
Income from discontinued operations per share of Common Stock
Basic	-	0.02	-	-	-
Diluted	-	0.02	-	-	-
Net income (loss):
Basic	1.18	1.31	1.20	0.50	(0.34)
Diluted	1.18	1.31	1.20	0.50	(0.34)
Balance Sheet Data (at period end):
Total assets	5,247,710	5,218,263	4,234,825	3,729,134	2,398,846
Total liabilities	4,796,339	4,562,154	3,636,807	3,215,396	1,981,416
Total stockholders' equity	451,371	656,109	598,018	513,738	417,430

(1)
Other gains (losses) for the year ended December 31, 2007 of $(6,032) consist primarily of a loss of $(12,469) related to impairments on assets, a loss of $(5,151) related to securities held-for-trading, a gain of $6,272 related to foreign currency, and a gain of $5,316 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2006 of $13,906 consist primarily of a loss of $(7,880) related to impairments on assets, a gain of $3,254 related to securities held-for-trading, a gain of $2,161 related to foreign currency, a loss of $(12,661) related to a change in the Company's hedging policy and a gain of $29,032 related to the sale of securities available-for-sale. Other gains (losses) for the year ended December 31, 2005 of $9,322 consist primarily of a loss of $(5,088) related to impairments on assets and a gain of $16,543 related to securities available-for-sale. Other gains (losses) for the year ended December 31, 2004 of $(20,125) consist primarily of a gain of $17,544 related to securities available-for-sale, a loss of $(26,018) related to impairments on assets and a loss of $(11,464) related to securities held-for-trading. Other gains (losses) for the year ended December 31, 2003 of $(77,464) consist primarily of a loss of $(32,426) related to impairments on assets and a loss of $(38,206) related to securities held-for-trading.

(2)
The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on its consolidated statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed herein are expressed in thousands, except share and per share amounts.

General

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") is a specialty finance company that invests in commercial real estate assets on a global basis. The Company commenced operations on March 24, 1998. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "AHR". The Company's primary long-term objective is to distribute dividends supported by earnings. The Company establishes its dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of its portfolio. This includes an analysis of the Company's credit loss assumptions, general level of interest rates and projected hedging costs.

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

The type of CMBS issued from a typical loan pool is generally broken down by credit rating. The highest rated CMBS will receive payments of principal first and is therefore least exposed to the credit performance of the Underlying Loan. These securities typically will carry a credit rating of AAA and will be issued with a principal amount that represents some portion of the total principal amount of the Underlying Loan pool.

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower.) As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the Underlying Loan pool. Typically, the principal amount of these below investment grade classes represents 2.0% to 5.0% of the principal of the Underlying Loan pools. The investor that owns the lowest rated, or non-rated, CMBS class is designated as the controlling class representative for the underlying loan pool. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures of defaulted Underlying Loans. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class which is the first to absorb losses.

The Company's high yield commercial real estate loan strategy encompasses B notes (defined below) and mezzanine loans. B notes and mezzanine loans are based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In the case of B notes, the principal amount of a single loan is separated into a senior interest ("A note") and a junior interest ("B note"). Prior to a borrower default, the A note and the B note receive principal and interest pari passu; however, after a borrower default, the A note would receive its principal and interest first and the B note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B note holder generally has certain rights to influence workouts or foreclosures. The Company invests in B notes as they provide relatively high yields with a degree of influence over dispositions. Mezzanine loans generally are secured by ownership interests in an entity that owns real estate. These loans generally are subordinate to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with $1.357 trillion of assets under management at December 31, 2007. The Company believes that the investment in highly structured products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with the Manager, the Company can source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

The table below is a summary of the Company's investments by asset class for the last five years:

	Carrying Value at December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real
estate securities	$2,274,151	49.3%	$2,494,099	53.0%	$2,005,383	49.7%	$1,623,939	44.6%	$1,393,010	62.8%
Commercial
mortgage loan
pools(1)	1,240,793	26.9	1,271,014	27.0	1,292,407	32.0	1,312,045	36.1	-	-
Commercial real
estate loans(2)	1,082,785	23.5	554,148	11.8	425,453	10.6	329,930	9.1	97,984	4.4
Commercial real
estate equity	9,350	0.2	109,744	2.3	51,003	1.3	-	-	-	-
Commercial real
estate assets	4,607,079	99.9	4,429,005	94.1	3,774,246	93.6	3,265,914	89.8	1,490,994	67.2
Residential mortgage-
backed securities
("RMBS")	10,183	0.1	276,344	5.9	259,026	6.4	372,071	10.2	726,717	32.8
Total	$4,617,262	100.0%	$4,705,349	100.0%	$4,033,272	100.0%	$3,637,985	100.0%	$2,217,711	100.0%

(1)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 4 of the consolidated financial statements.

(2)	Includes investments in the Carbon Funds and real estate joint ventures.

Summary of Commercial Real Estate Assets

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at December 31, 2007 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$1,881,328		$445,618		$-	$1,240,793		$3,567,739	$3,567,739
GBP		£35,247		£45,944		-	-		£81,191	161,618
Euro		€131,645		€354,458		-	-		€486,103	710,707
Canadian Dollars	C$	89,805	C$	6,249		-	-	C$	96,054	97,324
Japanese Yen		¥4,378,759		-		-	-		¥4,378,759	39,196
Swiss Francs		-	CHF	23,939		-	-	CHF	23,939	21,145
Indian Rupees		-		-	Rs	368,483	-	Rs	368,483	9,350
Total USD Equivalent		$2,274,151		$1,082,785		$9,350	$1,240,793		$4,607,079	$4,607,079

(1)	Includes the Company's investments of $99,398 in the Carbon Funds at December 31, 2007.

A summary of the Company's commercial real estate assets with estimated fair values in local currencies at December 31, 2006 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)	Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$2,312,503	$310,771		$105,894	$1,271,014		$4,000,182	$4,000,182
GBP		£27,532	£28,977		-	-		£56,509	110,681
Euro		€80,923	€141,422		-	-		€222,345	293,408
Canadian Dollars	C$	24,339	-		-	-	C$	24,339	20,885
Indian Rupees		-	-	Rs	169,823	-	Rs	169,823	3,850
Total USD Equivalent		$2,494,100	$554,148		$109,744	$1,271,014		$4,429,006	$4,429,006

(1)	Includes the Company's investments of $72,403 in the Carbon Funds at December 31, 2006.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company's primary currency exposures are Euro and British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company's non-U.S. holdings. Outside its collateralized debt obligations ("CDOs"), the Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments to hedge the net exposure. In its seventh CDO ("Euro CDO"), the Company mitigates the exposure to foreign exchange rates with currency swaps agreements. Net foreign currency gain (loss) was $6,272, $2,161 and $(134) for the years ended December 31, 2007, 2006 and 2005, respectively.

Commercial Real Estate Assets Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price (or "amortized cost"), and loss adjusted yield of the Company's commercial real estate securities included in as well as outside of the Company's CDOs at December 31, 2007. The Dollar Price represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$179,638	$149,856	$83.42	$158,216	$88.07	6.56%
Investment grade real estate investment trust ("REIT")debt	23,121	20,034	86.65	22,995	99.45	5.49%
CMBS rated BB+ to B	546,299	316,210	57.88	417,204	76.37	8.71%
CMBS rated B- or lower	513,189	144,797	28.21	166,381	32.42	10.73%
CDO Investments	347,807	46,241	13.30	63,987	18.40	20.56%
CMBS Interest Only securities ("IOs")	818,670	15,915	1.94	14,725	1.80	8.80%
Multifamily agency securities	35,955	37,123	103.25	36,815	102.39	5.37%
Total commercial real estate securities outside CDOs	2,464,679	730,176	29.61	880,323	35.70	9.34%

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	531,516	618,328		601,144
Commercial mortgage loan pools	1,174,659	1,240,793	105.63	1,240,793	105.63	4.15%
Commercial real estate	9,350	9,350		9,350
Total commercial real estate loans and equity outside CDOs	1,715,525	1,868,471	105.63	1,851,287	105.63	4.15%

Commercial real estate assets included in CDOs
Investment grade CMBS	801,748	768,671	95.87	759,524	94.73	7.09%
Investment grade REIT debt	223,324	226,060	101.23	224,608	100.57	5.85%
CMBS rated BB+ to B	627,550	466,564	74.35	486,162	77.47	10.01%
CMBS rated B- or lower	193,155	54,342	28.13	68,693	35.56	14.98%
CDO Investments	4,000	3,390	84.75	3,483	87.07	7.79%
Credit tenant lease	23,235	24,949	107.38	23,867	102.72	5.66%
Commercial real estate loans	476,782	464,456	97.41	434,364	91.10	8.73%
Total commercial real estate assets included in CDOs	2,349,794	2,008,432	85.47	2,000,701	85.14	8.28%
Total commercial real estate assets	$6,529,998	$4,607,079		$4,732,311

During the year ended December 31, 2007, the Company's commercial real estate assets increased by 4.0% from $4,429,006 to $4,607,079. This increase was primarily attributable to the purchase of subordinated CMBS and investment grade CMBS that have an estimated fair value at December 31, 2007 of $379,277 and $113,200, respectively. The purchase of the aforementioned securities was offset by the sale of assets with an estimated fair value of $541,676.

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company's commercial real estate assets included in as well as outside its CDOs at December 31, 2006:

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Investment grade CMBS	$23,060	$21,426	92.92	$21,753	102.58	5.51%
Investment grade REIT debt	23,121	21,566	93.28	22,973	99.36	5.49%
CMBS rated BB+ to B	108,176	86,677	80.13	87,486	81.59	8.01%
CMBS rated B- or lower	148,310	50,165	33.82	46,043	31.27	9.06%
CDO Investments	406,605	117,246	28.84	114,482	28.16	14.19%
CMBS IOs	2,980,467	69,352	2.33	69,183	2.32	7.36%
Multifamily agency securities	447,191	449,827	100.59	452,781	101.25	5.07%
Total commercial real estate securities outside CDOs	4,136,930	816,259	19.73	814,701	19.77	7.11%

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	63,439	140,985		141,951
Commercial mortgage loan pools	1,207,212	1,271,014	105.29	1,271,014	105.29	4.14%
Commercial real estate	96,453	109,744		96,453
Total commercial real estate loans and equity outside CDOs	1,367,104	1,521,743	105.29	1,509,418	105.29	4.14%

Commercial real estate assets included in CDOs
Investment grade CMBS	779,653	794,622	101.92	750,662	94.34	7.00%
Investment grade REIT debt	223,324	227,678	101.95	224,964	100.73	5.92%
CMBS rated BB+ to B	614,780	554,185	90.14	508,908	78.28	9.31%
CMBS rated B- or lower	193,236	77,038	39.87	70,727	36.60	14.87%
Credit tenant lease	23,793	24,318	102.20	24,439	102.71	5.67%
Commercial real estate loans	357,111	413,163	115.70	400,559	96.95	8.36%
Total commercial real estate assets included in CDOs	2,191,897	2,091,004	95.40	1,980,259	85.91	8.01%
Total commercial real estate assets	$7,695,931	$4,429,006		$4,304,378

During the year ended December 31, 2006, the Company's commercial real estate assets increased by 17% from $3,774,246 to $4,429,006. This increase was primarily attributable to the purchase of subordinated CMBS, multifamily agency securities, and investment grade CMBS that have an estimated fair value at December 31, 2006 of $336,176, $193,395, and $75,841, respectively. The purchase of the aforementioned securities was offset by the sale of assets with an estimated fair value of $182,211.

The Company's CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company's losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At December 31, 2007, over 81% of the estimated fair value of the Company's subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company's CDO collateral and debt at December 31, 2007.

	Collateral at December 31, 2007		Debt at December 31, 2007
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$463,751	8.12%	$396,176	7.29%	0.83%
CDO II	328,380	7.64%	291,991	6.03%	1.61%
CDO III	379,757	7.13%	376,581	5.15%	1.98%
CDO HY3	414,109	9.79%	373,330	6.29%	3.50%
Euro CDO	420,320	8.50%	385,250**	5.71%	2.79%
Total **	$2,006,317	8.28%	$1,823,328	6.11%	2.17%

*	Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.

**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

On May 23, 2006, the Company closed its sixth CDO issuance ("CDO HY3") resulting in the issuance of $417,000 of non-recourse debt to investors. The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This debt was rated AAA through BBB- and the Company retained additional debt rated BB and 100% of the preferred shares issued by CDO HY3.

On December 14, 2006, the Company closed the Euro CDO. The Euro CDO sold €263,500 of non-recourse debt at a weighted average spread to Euro LIBOR of 60 basis points. The €263,500 consists of €251,000 of investment grade debt at a weighted average spread to Euro LIBOR of 50 basis points and €12,500 of below investment grade debt. The Company retained an additional €12,500 of below investment grade debt and all of the CDO's preferred shares. This transaction was the Company's first CDO that was not U.S. dollar denominated.

There were no CDOs issued in 2007.

Securitizations

On July 26, 2005, the Company closed its fifth CDO ("CDO HY2") and issued non-recourse debt with a face amount of $365,010. Senior investment grade notes with a face amount of $240,134 were issued. The Company retained the floating rate BBB- note, the below investment grade notes, and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in December 2005, at which point CDO HY2 qualified as a sale under FAS 140.

There were no securitizations closed during 2006 and 2007.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying loans as controlling class CMBS ("Controlling Class"). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At December 31, 2007, the Company owns 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $59,534,400. At December 31, 2007, subordinated Controlling Class CMBS with a par of $1,586,172 were included on the Company's consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $233,136 were held as collateral for CDO HY1 and CDO HY2.

The Company's other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company's other below investment grade CMBS at December 31, 2007 was $2,561,897; the average credit protection, or subordination level, of this portfolio is 0.76%.

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2007 is as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,946	$189,351	68.13	$228,054	82.05	3.59%
BB	191,808	117,702	61.36	154,916	80.77	2.55%
BB-	192,875	121,665	63.08	137,092	71.08	4.33%
B+	103,352	55,664	53.86	67,214	65.03	2.15%
B	140,275	71,947	51.29	83,949	59.85	1.76%
B-	123,683	49,817	40.28	63,282	51.17	1.29%
CCC	22,313	6,293	28.21	7,814	35.01	0.88%
NR	533,920	118,473	22.19	139,714	26.17	n/a
Total	$1,586,172	$730,912	46.08	$882,035	55.61

The Company's investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2006 is as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$158,220	$142,415	90.01	$130,966	82.77	3.51%
BB	135,874	116,085	85.44	111,000	81.69	2.81%
BB-	120,226	94,256	78.40	86,317	71.80	3.13%
B+	71,277	51,030	71.59	47,861	67.15	2.05%
B	88,217	60,237	68.28	52,988	60.07	1.88%
B-	66,160	37,680	56.95	35,001	52.90	1.28%
CCC	9,671	3,823	39.53	3,596	37.19	0.88%
NR	260,332	81,480	31.30	73,842	28.36	n/a
Total	$909,977	$587,006	64.51	$541,571	59.54

During 2007, the par amount of the Company's Controlling Class CMBS was reduced by $4,600; of this amount, $1,001 of the par reductions were related to Controlling Class CMBS held in CDO HY1 and CDO HY2. Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price through the consolidated statement of operations according to Emerging Issues Task Force ("EITF") Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). Also during 2007, the loan pools were paid down by $2,402,486. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company's net asset value. Reduced estimated fair value would negatively affect the Company's ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the year ended December 31, 2007, 14 securities in eight of the Company's Controlling Class CMBS were upgraded by at least one rating agency and two securities in two of the Company's Controlling Class CMBS were downgraded by at least one rating agency. Additionally, at least one rating agency upgraded 48 of the Company's non-Controlling Class commercial real estate securities. Seven of the Company's investment grade REIT debt securities were downgraded during the year ended December 31, 2007.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999 and 2001 to 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at December 31, 2007 are shown in the table below:
Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	3,362,368	0.84%	0.81%
1999	520,718	2.12%	0.83%
2001	811,079	0.00%	0.83%
2002	954,414	0.00%	0.62%
2003	1,958,317	1.71%	0.87%
2004	6,366,795	0.98%	0.39%
2005	12,005,784	0.55%	0.41%
2006	13,740,025	0.73%	0.27%
2007	19,814,900	0.25%	0.17%
Total	$59,534,400	0.59%*	0.35%*

* Weighted average based on current principal balance.

Delinquencies on the Company's CMBS collateral as a percent of principal are in line with expectations. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risks" for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Principal	Number of Loans	% of Collateral	Principal	Number of Loans	% of Collateral
Past due 30 days to 60 days	$93,934	17	0.16%	$70,123	10	0.17%
Past due 60 days to 90 days	9,655	5	0.02%	19,767	5	0.05
Past due 90 days or more	169,710	25	0.29%	11,365	7	0.03
Real Estate owned	41,202	13	0.07%	56,486	10	0.13
Foreclosure	29,674	4	0.05%	7,164	2	0.02
Total Delinquent	344,175	64	0.59%	$164,905	34	0.39%
Total Collateral Balance	$59,534,400	4,632		$42,398,701	4,667

Of the 64 delinquent loans at December 31, 2007, 13 loans were real estate owned and being marketed for sale, four loans were in foreclosure and the remaining 47 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.59%, which generally tracks industry averages. During 2007, the underlying collateral experienced early payoffs of $2,402,486 representing 4.0% of the year-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $17,454 were realized during year ended December 31, 2007. This brings cumulative realized losses to $126,903, which is 16.3% of the Company's total estimated loss of $779,338. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The comparative profiles of the loans underlying the Company's CMBS by property type at December 31, 2007 and 2006 are as follows:

	12/31/07 Exposure		12/31/06 Exposure
Property Type	Collateral Balance	% of Total	Collateral Balance	% of Total
Office	$19,541,064	32.8%	$13,415,671	31.6%
Retail	17,154,342	28.8	13,217,676	31.2
Multifamily	13,503,618	22.7	8,978,823	21.2
Industrial	4,473,917	7.5	3,332,194	7.9
Lodging	3,970,017	6.7	2,726,441	6.4
Healthcare	400,409	0.7	305,612	0.7
Other	491,033	0.8	422,284	1.0
Total	$59,534,400	100%	$42,398,701	100%

At December 31, 2007 and 2006, the commercial mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties at the locations identified below:

	Percentage (1)
Geographic Location	2007	2006
California	16.8%	16.1%
New York	12.2	12.5
Texas	9.6	8.8
Florida	8.6	7.2
Other (2)	52.8	55.4
Total	100%	100%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual category comprises more than 5% of the total.

The Company's interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company's taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company's income in accordance with generally accepted accounting principles in the United States of America ("GAAP") and taxable income. As a result, for the years 1998 through 2007, the Company's GAAP income was approximately $84,507 lower than its taxable income.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2007, 2006, and 2005:

	Loans Outstanding						Weighted Average
	December 31, 2007		December 31, 2006		December 31, 2005		Yield
Property Type	Amount	%	Amount	%	Amount	%	2007	2006	2005
U.S.
Retail	$52,209	5.3%	$51,553	10.7%	$21,456	5.9%	9.6%	9.6%	9.8%
Office	45,640	4.6	65,812	13.6	65,126	17.8	10.3	8.5	8.5
Multifamily	174,873	17.8	51,368	10.7	28,480	7.8	9.7	11.1	10.6
Storage	32,307	3.3	32,625	6.8	32,913	9.0	9.1	9.1	9.1
Land	25,000	2.5	-	-	-	-	9.6	-	-
Hotel	12,208	1.2	33,028	6.9	67,881	18.6	10.9	10.3	9.4
Communication Tower	-	-	-	-	20,000	5.5	-	-	9.1
Other Mixed Use	3,983	0.5	3,983	0.8	-	-	8.5	9.1	-
Total U.S.	346,220	35.2	238,369	49.5	235,856	64.6	9.7	9.6	9.3
Non U.S.
Retail	278,669	28.3	143,385	29.7	55,047	15.0	8.9	7.0	6.9
Office	238,691	24.3	64,204	13.3	29,307	8.0	8.8	8.0	9.7
Multifamily	41,403	4.2	6,550	1.4	28,986	7.9	8.6	7.3	6.5
Storage	51,272	5.2	1,384	0.3	-	-	9.5	6.9	-
Industrial	17,274	1.8	19,317	4.0	2,423	0.7	10.6	9.1	8.1
Hotel	5,016	0.5	5,870	1.2	11,958	3.3	10.1	8.6	8.1
Other Mixed Use	4,842	0.5	2,666	0.6	2,229	0.5	9.0	8.2	8.1
Total Non U.S.	637,167	64.8	243,376	50.5	129,950	35.4	8.9	7.5	7.6
Total	$983,387	100.0%	$481,745	100.0%	$365,806	100.0%	9.2%	8.6%	8.5%

For the year ended December 31, 2007, the Company purchased $767,730 of commercial real estate loans. These acquisitions include commercial real estate loans denominated in British pounds of £24,882 ($49,239) and loans denominated in Euros of €331,249 ($449,801). For the year ended December 31, 2007, the Company experienced repayments of $310,464 related to its commercial real estate loan portfolio.

Also included in commercial real estate loans are the Company's investments in Carbon Capital, Inc. ("Carbon I") and Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Funds.") For the year ended December 31, 2007, the Company recorded $13,303 of income for the Carbon Funds. During 2007, Carbon II increased its investment in U.S. commercial real estate assets by originating 15 loans for a total investment of $467,036, a commercial real estate security of $25,000 and an additional funding of real estate, held for sale of $5,000. Paydowns in Carbon II during 2007 totaled $429,086. As loans are repaid, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired and as repayments continue to occur, capital will be returned to investors.

The Company's investments in the Carbon Funds are as follows:

	December 31, 2007	December 31, 2006
Carbon I	$1,636	$3,144
Carbon II	97,762	69,259
	$99,398	$72,403

One of the loans held by Carbon II, of which the Company owns 26%, includes a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured.  The underlying property is a hotel located in the South Beach area of Miami, Florida.  In the second quarter of 2007, Carbon II purchased for $17,103 the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II's existing investment and provides Carbon II with the ability to direct the workout process of the senior loan.  Both loans matured in March 2007, and the borrower failed to repay, triggering a maturity default.  The borrower has reached a settlement agreement that allows the borrower a specified period of time to obtain a purchaser for the hotel.  Based on a recent proposal for this property, the loan to value of this loan is approximately 90% and Carbon II believes a loan loss reserve is not necessary at December 31, 2007.

Two other loans held by Carbon II have defaulted.  The aggregate carrying value of the two assets on Carbon II's consolidated financial statements is $23,779.  The underlying properties, located in Orlando and Boynton Beach, Florida, are multifamily assets.  With respect to the property in Orlando, Carbon II has concluded a workout arrangement with the borrower, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage.  The borrower continues to hold title and implement its sales strategy.  To date, 240 of the 336 units have been sold and closed.  An additional 26 units are under contract with deposits and 30 contracts are being prepared.  During 2007, Carbon II established a loss reserve of $3,332 for this loan of which the Company's share is $833.

With respect to the property in Boynton Beach, the borrower was not able to achieve sufficient condominium sales to complete the condominium conversion.  The borrower defaulted on its loan.  Carbon II has taken title to the property and is operating it as a rental property.  During 2006 Carbon II established a loss reserve of $5,180 for this loan, of which the Company's share is $1,361.  Carbon II determined that no change to the carrying value of the property was necessary at December 31, 2007.

The above three loans are the only defaulted loans held by Carbon II as of December 31, 2007.  Subsequent to December 31, 2007, two additional loans had maturity defaults, one of which has since been cured. Carbon II and the lending group are in discussions to extend the remaining loan. All other commercial real estate loans in the Carbon Funds are performing as expected.

Commercial Real Estate

BlackRock Diamond Property Fund, Inc. ("BlackRock Diamond") is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. The Company invested $100,000 in BlackRock Diamond. The Company redeemed $25,000 of its investment on June 30, 2007 and redeemed the remaining $75,000 on September 30, 2007. Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%.

The Company has an indirect investment in a commercial real estate development fund located in India. At December 31, 2007, the Company's capital committed was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The loan was secured by a first mortgage on a multifamily property in Texas. Subsequent to the loan purchase, the Company foreclosed on the loan and acquired title to the property in the process. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statement of operations.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations are based on the amounts reported on the Company's consolidated financial statements. These consolidated financial statements are prepared in accordance with GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

Valuation

The Company carries its investments in mortgage-backed securities and derivative instruments at fair value, with changes in fair value included in other comprehensive income and in the consolidated statement of operations, respectively. The fair values of certain of these securities are determined by references to index pricing for those securities. However, for certain securities, index prices for identical or similar assets are not available. In these cases, management uses broker quotes as being indicative of fair values. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. At December 31, 2007 and 2006, approximately $932,871 and $1,222,154, respectively, of the Company's investment securities were valued using broker quotes. At December 31, 2007 and 2006, all of the Company's derivative instruments were valued using broker quotes.

The Company performs an additional analysis on prices received based on index pricing and broker quotes. This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread to relevant index (i.e., 10-year treasury or swap curve). The calculated spread is then compared to market information available for securities of similar asset type, vintage year and rating.  This process is used by the Company to validate the prices received from brokers and index pricing.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"), using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis is established. Additionally, under EITF 99-20, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of an impairment charge, income is recognized under EITF 99-20 or FAS 91, as applicable, using the revised market yield for the security used in establishing the write-down.

Impairment - Commercial Mortgage Loan Pools

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected. A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and would result in an impairment charge recorded on the consolidated statement of operations. An increase in estimated cash flows will increase the amount of interest income recorded in future periods.

Variable Interest Entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities ("VIEs") in which the Company is the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIEs expected losses and/or the majority of the expected returns. The Company has evaluated its investments for potential variable interests by evaluating the sufficiency of the entity's equity investment at risk to absorb losses. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity ("QSPE") criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Commercial Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in the Carbon Funds that invest in commercial mortgage loans that are managed by the Manager. Management periodically must evaluate each loan for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company's loan portfolio and the underlying commercial real estate collateral, significant judgment of management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the commercial mortgage loan.

Equity Investments

For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The Company recognizes its share of each investee's income or loss, and reduces its investment balance by distributions received. The Company owned an equity method investment in BlackRock Diamond, a privately held REIT that maintains its financial records on a fair value basis. The Company has retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value, but will result in certain additional disclosures.

Fair Value Accounting

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected will reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it is applied to an entire instrument, and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statement of financial condition from those instruments measured using another measurement attribute. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 as of the beginning of 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1)	All securities which were previously accounted for as available-for-sale;

(2)	All unsecured long-term liabilities, consisting of all senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes; and

(3)	All CDO liabilities.

Upon adoption, the Company expects total stockholders' equity to increase by approximately $372,000, substantially all of which relates to applying the fair value option to the Company's long-term liabilities. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company's available-for-sale securities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes will be recorded in earnings.

Reverse Repurchase Agreements

On February 20, 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and shall be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FAS 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that the FSP's purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. This FSP shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of FAS 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of FSP FAS 140-3 but the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and should instead be treating the Company's net investment in such assets as a derivative.  If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company's consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders' equity would not be materially affected. At December 31, 2007, the Company has identified available-for-sale securities with a fair value of approximately $147,552 which had been purchased from and financed with reverse repurchase agreements totaling approximately $127,094 with the same counterparty since their purchase.  If the Company were to change the current accounting treatment for these transactions at December 31, 2007 to that required by the FSP, total assets and total liabilities would be reduced by approximately $127,094.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide- Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On October 17, 2007, the FASB decided to indefinitely defer the effective date of this SOP.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("FAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), and FAS 140. FAS 155 provides, among other things, that:

•
For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with FAS 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

•	Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

•	Clarification regarding interest-only strips and principal-only strips are not subject to the requirements of FAS 133.

FAS 155 is effective for all financial instruments acquired, issued or subject to re-measurement after the beginning of an entity's first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The adoption of FAS 155 on January 1, 2007 did not have a material impact to the Company's consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for public companies as of the beginning of fiscal years that began after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact to the Company's consolidated financial statements.

Interest Income: The following tables set forth information regarding interest income from certain of the Company's interest-earning assets.

				Variance
	Year Ended December 31,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	Variance	%	Variance	%
U.S. dollar denominated income
Commercial real estate securities	$171,994	161,589	141,151	10,405	6.4%	$20,438	14.5%
Commercial real estate loans	30,066	23,745	19,441	6,321	26.6%	4,304	22.1%
Commercial mortgage loan pools	52,037	52,917	54,024	(880)	(1.7)%	(1,107)	(2.0)%
Residential mortgage-backed securities	3,982	11,427	9,850	(7,445)	(65.2)%	1,577	16.0%
Cash and cash equivalents	3,837	1,545	2,078	2,292	148.3%	(533)	(25.6)%
Total U.S. interest income	261,916	251,223	226,544	10,693	4.3%	24,679	10.9%
Non -U.S dollar denominated income
Commercial real estate securities	22,585	$6,681	$1,482	15,904	238.0%	5,199	350.8%
Commercial real estate loans	39,915	17,224	3,742	22,691	131.7%	13,482	360.3%
Cash and cash equivalents	2,020	858	0	1,162	135.4%	858	100.0%
Total Non-U.S. interest income	64,520	24,763	5,224	39,757	160.6%	19,539	374.0%
Total Interest Income	$326,436	$275,986	$231,768	$50,450	18.3%	$44,218	19.1%

The following table reconciles interest income and total income for the years ended December 31, 2007, 2006 and 2005.

				Variance
	Year Ended December 31,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	Variance	%	Variance	%
Interest income	$326,436	$275,986	$231,768	$50,450	18.3%	$44,218	19.1%
Earnings from BlackRock Diamond	18,790	15,763	299	3,027	19.2%	15,464	5,171.9%
Earnings from Carbon I	700	924	4,983	(224)	(24.2)%	(4,059)	(81.5)%
Earnings from Carbon II	12,603	10,744	6,805	1,859	17.3%	3,939	57.9%
Earnings from real estate joint ventures	-	-	59	-	n/a	(59)	n/a
Total Income	$358,529	$303,417	$243,914	$55,112	18.1%	$59,503	24.4%

U.S. dollar denominated income

For the year ended December 31, 2007 versus December 31, 2006, interest income from U.S. assets increased $10,693, or 4.3%. For the year ended December 31, 2006 versus December 31, 2005, interest income from U.S. assets increased $24,679, or 10.9%. The Company has continued to acquire commercial real estate securities and loans throughout the year which has offset the decline in interest income from the sale of residential mortgage-back securities. The Company redeemed its interest in BlackRock Diamond on September 30, 2007 in order to monetize its investment.

Non-U.S. dollar denominated income

For the year ended December 31, 2007 versus December 31, 2006, interest income from non - U.S. assets increased $39,757, or 160.6%. For the year ended December 31, 2006 versus 2005, interest income from non -U.S. assets increased $19,539, or 374.0%. The Company continues to increase its investment in non-U.S. dollar assets resulting in higher interest income from non-U.S. commercial real estate securities and loans. The Company has increased its investment portfolio outside the U.S. in order to provide geographical diversification.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company's borrowings and cash flow hedges.

				Variance
	Year Ended December 31,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	Variance	%	Variance	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$90,805	$80,572	$69,794	$10,233	12.7%	$10,778	15.4%
Commercial real estate securities	27,889	35,994	16,468	(8,105)	(22.5)%	19,526	118.6%
Commercial real estate loans	5,271	4,069	5,166	1,202	29.5%	(1,097)	(21.2)%
Commercial real estate	587	-	-	587	100.0%	-	0.0%
Commercial mortgage loan pools	49,527	50,213	50,988	(686)	(1.4)%	(775)	(1.5)%
Residential mortgage-backed securities	5,957	14,916	9,821	(8,959)	(60.1)%	5,095	51.9%
Convertible debt	3,219	-	-	3,219	100.0%	-	0.0%
Senior unsecured notes	9,613	1,299	-	8,314	640.0%	1,299	100.0%
Junior unsecured notes	3,561	-	-	3,561	100.0%	-	0.0%
Cash flow hedges	(841)	1,966	7,110	(2,807)	(142.8)%	(5,144)	(72.3)%
Hedge ineffectiveness*	488	262	1,188	226	86.3%	926	(77.9)%
Total U.S. Interest Expense	196,076	189,291	160,535	6,785	3.6%	28,756	17.9%
Non-U.S. dollar denominated interest expense
Euro CDO	18,143	765	$-	17,378	2271.6%	765	100.0%
Commercial real estate securities	5,470	3,328	639	2,142	64.4%	2,689	420.8%
Commercial real estate loans	7,861	6,557	741	1,304	19.9%	5,816	784.9%
Junior subordinated notes	13,450	12,447	1,543	1,003	8.1%	10,904	706.7%
Total Non-U.S. Interest Expense	44,924	23,097	2,923	21,827	94.5%	20,174	690.2%
Total Interest Expense	$241,000	$212,388	$163,458	$28,612	13.5%	$48,930	29.9%

*See Note 16 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company's hedge ineffectiveness.

U.S. dollar denominate interest expense

For the year ended December 31 2007 versus December 31, 2006, U.S. dollar interest expense increased $6,785, or 3.6%. For the year ended December 31, 2006 versus December 31, 2005, U.S. dollar interest expense increased $28,756, or 17.9%. The December 31, 2007 versus December 31, 2006 increase was due to the sale of residential mortgage-backed securities during 2007, offset by the issuance of convertible debt, senior notes, and junior notes.

Non-U.S. dollar denominated interest expense

For the year ended December 31, 2007 versus 2006, non-U.S. dollar interest expense increased $21,827 or 94.5%. The Euro CDO was issued in December 2006 and as a result, is the major contributing factor for the year end increase. For the year ended December 31, 2006 versus December 31, 2005, non-U.S. dollar interest expense increased $20,174, or 690.2%, as the Company began committing more capital to non-U.S. dollar denominated assets in 2006.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity. The Company's equity investments, which include the Carbon Funds, also generate a significant portion of the Company's income.

The Company believes interest income and expense related to these assets excluding the effects of hedge ineffectiveness and the consolidation of a variable interest entity pursuant to FIN 46R better reflect the Company's net interest margin and net interest spread from its portfolio. Adjusted interest income and adjusted interest expense are better indicators for both management and investors of the Company's financial performance over time.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Year Ended December 31,
	2007	2006	2005
Interest income	$326,436	$275,986	$231,768
Interest expense related to the consolidation of commercial mortgage loan pools	(49,527)	(50,213)	(50,864)
Adjusted interest income	$276,909	$225,773	$180,904

	For the Year Ended December 31,
	2007	2006	2005
Interest expense	$241,000	$212,388	$163,458
Interest expense related to the consolidation of commercial mortgage loan pools	(49,527)	(50,213)	(50,864)
Hedge ineffectiveness	(488)	(262)	(1,188)
Adjusted interest expense	$190,985	$161,913	$111,406

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

The following chart includes the adjusted interest income, adjusted interest expense, net interest margin and net interest spread for the Company's portfolio. The interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company's net interest margin and net interest spread from the portfolio.

	For the Year Ended December 31,
	2007	2006	2005
Adjusted interest income	$276,909	$225,773	$180,904
Adjusted interest expense	$190,985	$161,913	$111,406
Adjusted net interest income ratios
Net interest margin	2.5%	2.1%	3.0%
Average yield	8.1%	7.4%	7.8%
Cost of funds	6.2%	6.1%	5.5%
Net interest spread	1.9%	1.3%	2.3%
Ratios including income from equity investments
Net interest margin	3.3%	2.9%	3.4%
Average yield	8.6%	7.9%	8.1%
Cost of funds	6.2%	6.1%	5.5%
Net interest spread	2.4%	1.8%	2.6%

For 2007, net interest margin and net interest spread increased due to the widening of CMBS spreads. For 2006, net interest margin and net interest spread declined due to CMBS spread tightening and the yield curve having been flat to inverted.

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the years ended December 31, 2007, 2006, and 2005, respectively.

				Variance
	For the Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Variance	%	Variance	%
Management fee	$13,468	$12,617	$10,974	$851	6.8%	$1,643	15.0%
Incentive fee	5,645	5,919	4,290	(274)	(4.6)%	1,629	38.0%
Incentive fee- stock based	2,427	2,761	-	(334)	(12.1)%	2,761	-
General and administrative expense	5,981	4,533	3,917	1,448	32.0%	616	15.8%
Total other expenses	$27,521	$25,830	$19,181	$1,691	6.5%	$6,649	34.7%

Management fees are based on 2% of average quarterly stockholders' equity. The increase of $851, or 6.8%, from 2006 and $1,643, or 15.0%, from 2005 is primarily due to the increase in the Company's average stockholders' equity. The Manager earned an incentive fee of $5,645, $5,919 and $4,290 in 2007, 2006 and 2005, respectively, as the Company achieved the necessary performance goals specified in the Management Agreement. The expense of $2,427 and $2,761 for 2007 and 2006, respectively, is related to the stock based incentive fee that was approved by the Company's Board of Directors in February 2006. See Note 14 of the consolidated financial statements, Transactions with Related Parties, for further discussion of the Company's Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the year ended December 31, 2007 and 2006 is primarily attributable to increased professional fees and expenses related to the Company's global expansion.

Other Gains (Losses): During the year ended December 31, 2007, the Company sold a portion of its securities available-for-sale resulting in realized gains of $5,316. The Company sold a retained CDO bond resulting in a gain of $6,630. This was partially offset by the sale of the majority of the Company's CMBS IOs and multifamily agency securities during 2007, which generated a loss of $13,352, and a related gain of $10,899 recorded in connection with hedges that no longer qualified for hedge accounting. (See Note 16 of the consolidated financial statements.)

During 2006, the Company sold a portion of its securities available-for-sale resulting in realized gains of $29,032. The Company's sale of seven CMBS held as collateral for three of its CDOs resulted in a realized gain of $28,520. The gain from these seasoned CMBS was a result of increased value of the securities due to multiple credit upgrades and spread tightening of approximately 475 basis points. Investment grade CMBS owned by the Company outside of its CDOs were used to replace this collateral. During 2006, the Company changed its financing strategy and de-designated a portion of its cash flows hedges and incurred a loss of $12,661. The Company changed its financing strategy to emphasize the use of 90-day reverse repurchase agreements and concurrently reduced the use of 30-day reverse repurchase agreements.

During the year ended December 31, 2005, the Company sold a portion of its securities available-for-sale resulting in realized gains of $16,543. The gain on sales of securities available-for-sale during 2005 is primarily attributable to CDO HY2.

The gain (loss) on securities held-for-trading of $(5,151), $3,254, and $(1,999) for the years ended December 31, 2007, 2006, and 2005, respectively, consisted primarily of realized and unrealized gains and losses on the Company's securities held-for-trading and trading derivatives. The net foreign currency gain (loss) of $6,272, $2,161 and $(134), for the years ended December 31, 2007, 2006 and 2005, respectively, relates to the Company's hedging of its net investment in commercial mortgage loans denominated in pounds sterling and euros. The losses on impairment of assets of $12,469, $7,880, and $5,088 for the years ended December 31, 2007, 2006, and 2005, respectively, were related to the impairment charges of Controlling Class CMBS and franchise loan backed securities under EITF 99-20. (See Note 3 of the consolidated financial statements.)

Income from Discontinued Operations: The Company purchased a defaulted loan from a Controlling Class CMBS trust during the first quarter of 2006. The Company sold the property during the second quarter of 2006 and recorded a gain from discontinued operations of $1,366 on the consolidated statements of operations.

Changes in Financial Condition

Securities available-for-sale: The Company's securities available-for-sale, which are carried at estimated fair value, included the following at December 31, 2007 and 2006:

U.S. dollar denominated securities available-for-sale	December 31, 2007 Estimated Fair Value	Percentage	December 31, 2006 Estimated Fair Value	Percentage
Commercial real estate securities:
CMBS IOs	$15,915	0.7%	$69,352	2.7%
Investment grade CMBS	751,073	33.1	738,766	28.2%
Non-investment grade rated subordinated securities	629,688	27.8	562,748	21.5%
Non-rated subordinated securities	109,552	4.8	78,619	3.0%
Credit tenant lease	24,949	1.1	24,318	0.9%
Investment grade REIT debt	246,095	10.9	249,244	9.5%
Multifamily agency securities	37,123	1.5	449,827	17.2%
CDO investments	49,630	2.2	117,246	4.5%
Total	1,864,025	82.1	2,290,120	87.5%

Residential mortgage-backed securities:
Agency adjustable rate securities	1,193	0.1	1,774	0.1%
Residential CMOs	156	0.0	130,850	5.0%
Hybrid adjustable rate mortgages ("ARMs")	7,934	0.4	11,516	0.4%
Total RMBS	9,283	0.5	144,140	5.5%
Total U.S. dollar denominated securities available-for-sale	1,873,308	82.6%	2,434,260	93.1%

Non-U.S. dollar denominated securities available-for-sale
Commercial mortgage-backed securities:
Investment grade CMBS	151,532	6.7	56,778	2.2%
Non-investment grade rated subordinated securities	212,433	9.4	123,271	4.7%
Non-rated subordinated securities	28,857	1.3	1,547	0.1%
Total Non-U.S. dollar denominated securities available-for-sale	392,822	17.4%	181,597	6.9%
Total securities available-for-sale	$2,266,130	100.0%	$2,615,856	100.0%

The Company continues to purchase additional investments outside the U.S. in order to increase geographical diversification. In addition, during 2007, the Company sold the majority of its multifamily agency securities and RMBS for total proceeds of $605,281.

Borrowings: At December 31, 2007 and 2006, the Company's debt consisted of credit facilities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes, junior subordinated notes, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At December 31, 2007 and 2006, the Company had obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

The following table sets forth information regarding the Company's borrowings:

	For the Year Ended December 31, 2007
	December 31, 2007 Balance	Maximum Balance	Range of Maturities
CDO debt	$1,823,328	$1,828,168	54 days to 8.7 years
Commercial mortgage loan pools	1,219,095	1,250,503	1.0 to 11.0 years
Reverse repurchase agreements	80,119	951,194	1 to 10 days
Credit facilities	671,601	736,832	172 days to 1.7 years
Senior convertible notes	80,000	80,000	19.7 years
Senior unsecured notes*	162,500	162,500	9.3 years
Junior unsecured notes	73,103	73,103	14.3 years
Junior subordinated notes**	180,477	180,477	28.1 years
Total Borrowings	$4,290,223

	For the Year Ended December 31, 2006
	December 31, 2006 Balance	Maximum Balance	Range of Maturities
CDO debt	$1,812,574	$1,812,574	5.3 to 9.7 years
Commercial mortgage loan pools	1,250,503	1,278,908	2.0 to 12.0 years
Reverse repurchase agreements	799,669	1,079,980	8 to 81 days
Credit facilities	75,447	403,188	8 days to 1.1 years
Senior unsecured notes*	75,000	75,000	10.0 years
Junior subordinated notes**	180,477	180,407	29.1 years
Total Borrowings	$4,193,670

*The senior unsecured notes can be redeemed at par by the Company beginning in April 2012.

** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company's borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company's total interest payments for the year ended December 31, 2007 were $226,666.

At December 31, 2007, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

	Reverse Repurchase Agreements	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Senior Convertible Notes	Total Collateralized Borrowings
Weighted average yield	5.44%	6.06%	6.11%	3.99%	7.64%	7.59%	6.56%	11.75%	5.72%
Interest Rate
Fixed	-%	-%	6.80%	3.99%	7.64%	7.59%	6.56%	11.75%	6.16%
Floating	5.44%	6.06%	5.46%	-%	-%	-%	-%	-%	5.62%
Effective Yield
Fixed	-%	-%	7.30%	3.99%	7.64%	7.59%	6.56%	11.75%	6.43%
Floating	5.44%	6.06%	5.46%	-%	-%	-%	-%	-%	5.62%

Hedging Instruments: The Company may modify its exposure to market interest and foreign exchange rates by entering into various financial instruments. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company's assets and the cost of borrowing.

Interest rate hedging instruments at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$231,500	$(12,646)	-	7.0
CDO cash flow hedges	875,548	(25,410)	-	6.2
Trading swaps	1,218,619	(1,296)	-	1.2
CDO trading swaps	279,527	5	-	4.8
CDO LIBOR cap	85,000	195	1,407	5.4

	December 31, 2006
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$644,200	$5,048	-	7.9
CDO cash flow hedges	895,499	8,230	-	7.2
Trading swaps	1,220,000	2,033	-	2.1
CDO trading swaps	223,445	212	-	6.1
CDO LIBOR cap	85,000	(38)	1,407	6.4

Foreign currency agreements at December 31, 2007 and 2006 consisted of the following:

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	7.5 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days

	At December 31, 2006
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$1,179	-	12.53 years
CDO currency swaps	(1,418)	-	12.53 years
Forwards	(2,659)	-	10 days

Liquidity and Capital Resources

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007, $73,793 from January 1, 2008 through March 10, 2008, and will fund another $11,118 on March 14, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the Company's investments, the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned market factors could adversely affect one or more of the Company's repurchase counterparties providing funding for the Company's portfolio and could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing. This could potentially increase the Company's financing costs and reduce the Company's liquidity. If one or more major market participants fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, and this event could negatively affect the value of the securities in the Company's portfolio, thus reducing the Company's net book value. Furthermore, if many of the Company's counterparties are unwilling or unable to provide the Company with additional financing, the Company could be forced to sell its investments at a time when prices are depressed. If this were to occur, it potentially could have a negative effect on the Company's compliance with the REIT asset and income tests necessary to fulfill the Company's REIT qualification requirements. In addition, the distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations.

In addition, the Company's liquidity also may be adversely affected by margin calls under the Company's repurchase agreements and credit facilities that are dependent in part on the valuation of the collateral to secure the financing. The Company's repurchase agreements and credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a significant amount of its portfolio to offset market value declines due to changes in interest rates but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of spread widening could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, subsequent to December 31, 2007, the capital markets have been marking down the value of all credit sensitive securities regardless of performance. The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Certain information with respect to the Company's borrowings at December 31, 2007 is summarized as follows:

Borrowing Type	Outstanding borrowings	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse repurchase agreements	$80,119	5.44%	7 days	$93,116
Credit facilities	671,601	6.06	1.2 years	969,140
Commercial mortgage loan pools	1,219,095	3.99	4.9 years	1,240,793
CDOs	1,823,328	6.11	4.8 years	2,014,047
Senior unsecured notes	162,500	7.59	9.3 years	-
Junior unsecured notes	73,103	6.56	14.3 years	-
Senior convertible notes(1)	80,000	11.75	19.7 years	-
Junior subordinated notes	180,477	7.64	28.1 years	-
Total Borrowings	$4,290,223	5.72%	6.4 years	$4,317,096

(1) Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

At December 31, 2007, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$80,119	$-	$-	$-	$-	$-	$80,119
Credit facilities	-	-	261,892	409,709	-	-	671,601
Commercial mortgage loan pools	-	17,932	44,270	368,433	130,683	657,777	1,219,095
CDOs	-	16,736	16,433	149,544	548,800	1,091,815	1,823,328
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior convertible notes(1)	-	-	-	-	-	80,000	80,000
Junior unsecured notes	-	-	-	-	-	73,103	73,103
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$80,119	$34,668	$322,595	$927,686	$679,483	$2,245,672	$4,290,223

(1)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance its securities that are not financed under its credit facilities or CDOs. Reverse repurchase agreements are secured loans generally with a term of 30 to 90 days. After the initial period expires, there is no obligation for the lender to extend credit for an additional period. This type of financing generally is available only for more liquid securities.

The Company's credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Committed financing facilities represent multi-year agreements to provide secured financing for a specific asset class. These facilities include a mark-to-market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount and bear interest at a variable rate. A committed facility provider generally is required to provide financing for the full term of the agreement, rather than for thirty or ninety days as is customary in reverse repurchase transactions. This longer term makes the financing of less liquid assets viable.

Under the credit facilities and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets will require the Company to provide additional collateral or fund cash margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls. The Company received and funded margin calls totaling $82,570 during 2007, $73,793 from January 1, 2008 through March 10, 2008, and will fund another $11,118 on March 14, 2008.

During the second quarter of 2007, the Company entered into a $150,000 committed U.S. dollar and non-U.S. dollar credit facility with Lehman Commercial Paper, Inc. Outstanding borrowings bear interest at a LIBOR-based variable rate. The facility matured and was fully repaid on August 23, 2007.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. Outstanding borrowings under this credit facility bear interest at a LIBOR-based variable rate. During the third quarter of 2007, the Company increased the commitment to $275,000.

On July 20, 2007, the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Bank. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company's Yen-denominated asset acquisitions. (See February 15, 2008 renewal discussion below.)

On August 27, 2007, the Company borrowed $50,000 from KeyBank National Association. The loan was secured by a pledge of all of the Company's ownership interest in the redemption proceeds of BlackRock Diamond and was repaid in full in October 2007.

On October 22, 2007, the Company notified Deutsche Bank, AG that it had elected to extend the $200,000 credit facility for one year. The new maturity date will be December 20, 2008. In connection with this extension, the Company is required to amortize the loan by 50% in June 2008 and by 25% in September of 2008. The remaining 25% is due in December 2008.

The Company is subject to financial covenants in its credit facilities.

On December 28, 2007, the Company received a waiver from its compliance with the tangible net worth covenant at December 31, 2007 from Bank of America, N.A., the lender under a $100,000 multicurrency secured credit facility. Without the waiver, the Company would have been required to maintain tangible net worth of at least $520,416 at December 31, 2007 pursuant to the covenant. On January 25, 2008, this lender agreed to amend the covenant so that the Company would be required to maintain tangible net worth at the end of each fiscal quarter of not less than the sum of (i) $400,000 plus (ii) an amount equal to 75% of any equity proceeds received by the Company on or after July 20, 2007.

As a result of the aforementioned waiver, the most restrictive covenants at December 31, 2007 were as follows: (1) net tangible net worth of $400,000 determined based on GAAP increased by 75% of any future preferred and common stock issuances by the Company, (2) a maximum recourse debt-to-equity ratio of 3.0 to 1.0, (3) a minimum unrestricted cash requirement of $10,000, (4) a minimum debt service coverage ratio of 1.2 to 1.0 and (5) minimum net income for two consecutive quarters of more than one dollar. At December 31, 2007, the Company was in compliance with the aforementioned financial covenants.

On February 15, 2008, Morgan Stanley Bank agreed to renew its $300,000 non-USD facility until February 7, 2009. In connection with this extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1 and (vi) the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (as defined in the related guaranty), subject to certain exceptions before March 31, 2008. Mark-to-market indebtedness is generally defined under the related guaranty to mean short-term liabilities that have a margin call feature. As of December 31, 2007, $751,721 of the Company's short-term debt had a margin call feature. If the liquid assets covenant had been in effect as of December 31, 2007, the Company would have been required to have an unrestricted cash balance of $37,586.

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") commits to provide a revolving credit loan facility (the "Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the manager of the Company.

On March 7, 2008, the Company and HoldCo 2 entered into the credit agreement. The Facility has a term of 364 days with two 364-day extension periods, subject to the Lender's approval. The Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The principal amount of the Facility is the lesser of $60,000 or a number determined in accordance with a borrowing base calculation equal to 60% of the value of the shares of Carbon II that are pledged to secure the Facility.

The interest rate payable on the Facility generally shall be a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees.

Amounts borrowed under the Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the Facility and reduce the outstanding balance.

The terms of the Facility gives the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the Facility, up to the Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the credit agreement) of those shares, unless the Company elects to prepay outstanding loans under the Facility in an amount equal to the Lender's desired share purchase amount and reduce the Facility's commitment amount accordingly, which may require termination of the Facility. If any loans are outstanding at the time of such purchase, the share purchase amount shall be reduced by the amount, and applied towards the repayment, of all outstanding loans (and the reduction of the Facility's commitment amount) in the same manner as if the Company had prepaid such loans, and the balance of the share purchase amount available after such repayment, if any, shall be paid to the Company.

On March 7, 2008, the Company borrowed $37,500 under the Facility.

Senior Unsecured Recourse Notes

In October 2006, the Company issued $75,000 of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

During 2007, the Company issued $87,500 of senior unsecured notes due in 2017. The notes bear interest at a weighted average fixed rate of 7.93% until July 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%. The senior unsecured notes contain a covenant whereby total borrowings cannot exceed 95% of the sum of total borrowings plus stockholders' equity and the Company must maintain a minimum net worth of $400,000. The senior unsecured notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Senior Convertible Recourse Notes

On August 29, 2007 and September 10, 2007, the Company completed an offering of a total of $80,000 aggregate principal amount of convertible senior notes due in 2027. The notes bear interest at a rate of 11.75% per annum and are convertible only under certain conditions, including a 20-day period of trading above $14.02 per share, as adjusted. The initial conversion rate of 92.7085 shares of Common Stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $10.79 per share), subject to adjustment, represented a premium of 17.5% to the last reported sale price of the Company's Common Stock on August 23, 2007 of $9.18.

Holders of convertible senior notes have the right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022 for a cash price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. The Company may redeem the notes, in whole or in part, from time to time, (i) on or after September 1, 2012 or (ii) to preserve its status as a REIT, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

CDOs

On May 23, 2006, the Company issued nine tranches of secured debt through CDO HY3. In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $417,000 secured by the subsidiary's assets. The adjusted issue price of the CDO HY3 debt at December 31, 2007 is $373,330. Three tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.2 years at December 31, 2007. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO HY3 of approximately 6.3%. The Company incurred $7,057 of issuance costs that will be amortized over the weighted average life of CDO HY3. CDO HY3 was structured to match fund the cash flows from a significant portion of the Company's CMBS and commercial real estate loans. The par amount at December 31, 2007 of the collateral securing CDO HY3 consisted of 50.9% CMBS rated B or higher and 25.5% commercial real estate loans. At December 31, 2007, the collateral securing CDO HY3 had a fair value of $348,671.

On December 14, 2006, the Company closed the Euro CDO. The Euro CDO sold €263,500 of non-recourse debt at a weighted average spread to Euro Libor of 60 basis points. The €263,500 consists of €251,000 of investment grade debt at a weighted average spread to Euro Libor of 50 basis points and €12,500 of below investment grade debt. The Company retained an additional €12,500 of below investment grade debt and all of Euro CDO's preferred shares. The Company incurred €3,489 of issuance costs that will be amortized over the weighted average life of the Euro CDO.

Junior Unsecured Recourse Notes

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

Trust Preferred (Recourse)

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

Common Equity Issuances

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of its Common Stock at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were approximately $62,412. The Company utilized a portion of the net proceeds from the convertible senior notes offering to repurchase 1,307,189 shares of its Common Stock with value of $12,100.

Additionally, for the years ended December 31, 2007 and 2006, respectively, the Company issued 327,928 and 608,747 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $3,106 and $6,517, respectively.

For the year ended December 31, 2007, the Company issued 147,700 shares of Common Stock under a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $1,770. For the year ended December 31, 2006, the Company issued 664,900 shares of Common Stock under this sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $8,625.

Off Balance Sheet Arrangements

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 ("FIN 46(R)-5") has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. FAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

At December 31, 2007, the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,861,213. The total par amount of CMBS issued by the 39 trusts was $59,534,400. One of the Company's 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 4 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $746,396 and $762,567 at December 31, 2007 and 2006, respectively.

In addition, the Company has completed two securitizations that qualify as QSPEs under FAS 140. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPEs, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at December 31, 2007 and 2006, respectively, was $61,206 and $111,076.

The Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At December 31, 2007 and 2006, the Company's total maximum exposure to loss as a result of its investment in Leaf was $6,264 and $6,796, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company's trading securities. Operating activities provided cash flows of $218,368, $114,829, and $106,716 for the year ended December 31, 2007, 2006, and 2005, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increases operating cash flows. The Company received $131,232, $36,140, and $43,477 from trading securities for the year ended December 31, 2007, 2006, and 2005, respectively. In addition, in 2007 the Company closed interest rate swaps classified as a cash flow hedges and received cash of $18,665.

Net cash provided by investing activities consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities used cash flows of $323,966, $705,476, and $419,992 during the years ended December 31, 2007, 2006, and 2005, respectively. The variance in investing cash flows is primarily attributable to significant purchases of securities and commercial mortgage loans and offset by the sale of securities, repayments from commercial mortgage loan pools and the redemption of equity investments.

Net cash provided by financing activities was $116,739, $614,335, and $329,547 for the years ended December 31, 2007, 2006, and 2005, respectively, primarily due to borrowings and repayments under reverse repurchase agreements and credit facilities, dividends payments, Common Stock issuances and CDO issuances.

Transactions with Related Parties

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company's officers manage the Company's day-to-day investment operations, subject to the direction and oversight of the Company's Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company's officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company's assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 2.0% of the quarterly average total stockholders' equity for the applicable quarter.

The Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.33 adjusted per share issue price at December 31, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan pursuant to which one-half of one percent of common shares outstanding are paid to the Manager at the end of each calendar year. 289,155 shares were paid to the Manager on March 30, 2007.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board's March 2007 meeting.

The following is a summary of management and incentive fees incurred for the year ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Management fee	$13,468	$12,617	$10,974
Incentive fee	5,645	5,919	4,290
Incentive fee- stock based	2,427	2,761	-
Total management and incentive fees	$21,540	$21,297	$15,264

At December 31, 2007, 2006, and 2005, respectively, management and incentive fees of $7,067, $8,989, and $5,734 remain payable to the Manager and are included on the consolidated statement of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $293, $400, and $350 for certain expenses incurred on behalf of the Company during 2007, 2006, and 2005, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2007, 2006, and 2005, the Company paid administration and accounting service fees of $473, $234, and $209, respectively, which are included in general and administrative expense on the consolidated statement of operations.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasuries. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At December 31, 2007, all of the Company's short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.0 years based on net asset value at December 31, 2007. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $9,000.

The Company's GAAP book value incorporates the estimated fair value of the Company's interest bearing assets but it does not incorporate the estimated fair value of the Company's interest bearing fixed rate liabilities and preferred stock. The fixed rate liabilities and preferred stock generally will reduce the actual interest rate risk of the Company from an economic perspective even though changes in the estimated fair value of these liabilities are not reflected in the Company's reported book value. The Company focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At December 31, 2007, economic duration for the Company's entire portfolio was 2.4 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.4%. At December 31, 2007, the Company estimates its economic value, or net asset value of its Common Stock to be $11.32.

A reconciliation of the economic duration of the Company to the duration of the reported book value of the Company's Common Stock is as follows:

Duration - GAAP book value at December 31, 2007	5.7
Less:
Duration contribution of CDO liabilities	(1.7)
Duration contribution of preferred stock	(0.4)
Duration contribution of senior unsecured notes	(1.0)
Duration contribution of junior unsecured notes	-
Duration contribution of junior subordinated notes	(0.8)
Duration contribution of convertible senior notes	(0.3)
Economic duration at December 31, 2007	2.4

The GAAP book value of the Company's Common Stock is $4.86 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 5.7%, or $26,000. However, the duration of the Company's portfolio not financed with match funded debt is 2.0. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $9,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as "Base Case." The base interest rate scenario assumes interest rates at December 31, 2007. Actual results could differ significantly from these estimates.

Projected Percentage Change Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, +/- Basis Points	Projected Change in Earnings per Share
-200	$(0.03)
-100	$(0.02)
-50	$(0.01)
Base Case
+50	$0.01
+100	$0.02
+200	$0.03

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The yields on higher rated securities (B or higher) are generally sensitive to changes in timing of projected losses and prepayments rather than the severity of the losses themselves. The yields lowest rated securities (B- or lower) are more sensitive to the severity of losses and the resulting impact on future cash flows.

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

For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $1.00 per share of Common Stock per year and cause a significant write-down at the time the loss assumption is changed. The amount of the write-down depends on several factors, including which securities are most affected at the time of the write-down, but is estimated to be in the range of $3.13 to $3.33 per share based on a doubling of expected losses. A significant acceleration of the timing of these losses would cause the Company's net income to decrease. The Company's exposure to a write-down is mitigated by the fact that most of these assets are financed on a non-recourse basis in the Company's CDOs, where a significant portion of the risk of loss is transferred to the CDO bondholders. At December 31, 2007, assets with a total estimated fair value of $1,998,810 are collateralizing the CDO borrowings of $1,823,328; therefore, the Company's preferred equity interest in the five CDOs is $175,482 ($2.77 per share).

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

Currency Risk: The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company's principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company's non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of
Anthracite Capital, Inc.
New York, New York

We have audited the internal control over financial reporting of Anthracite Capital, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

New York, New York
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anthracite Capital, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 12, 2008

Anthracite Capital, Inc.
Consolidated Statements of Financial Condition
(in thousands, except share data)

	December 31, 2007		December 31, 2006
ASSETS
Cash and cash equivalents		$91,547		$66,388
Restricted cash equivalents		32,105		59,801
Securities available-for-sale, at fair value
Commercial mortgage-backed securities ("CMBS")	$1,026,773		$883,432
Investment grade CMBS	1,230,075		1,588,284
Residential mortgage-backed securities ("RMBS")	9,282		144,140
Total securities available-for-sale		2,266,130		2,615,856
Commercial mortgage loan pools, at amortized cost		1,240,793		1,271,014
Securities held-for-trading, at estimated fair value
CMBS	17,303		22,383
RMBS	901		132,204
Total securities held-for-trading		18,204		154,587
Commercial mortgage loans, net		983,387		481,745
Equity investments		108,748		182,147
Derivative instruments, at fair value		404,910		317,574
Other assets		101,886		69,151
Total Assets		$5,247,710		$5,218,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$293,287		$48,628
Secured by pledge of other securities available-for-sale	207,829		666,275
Secured by pledge of securities held-for-trading	-		127,249
Secured by pledge of commercial mortgage loans	244,476		26,570
Senior unsecured notes	162,500		75,000
Senior convertible notes	80,000		-
Junior unsecured notes	73,103		-
Junior subordinated notes to subsidiary trust issuing preferred securities	180,477		180,477
Secured by pledge of commercial mortgage loan pools	1,225,223		1,256,897
Collateralized debt obligations ("CDOs")	1,823,328		1,812,574
Total borrowings		4,290,223		4,193,670
Payable for investments purchased		4,693		23,796
Distributions payable		21,064		17,669
Derivative instruments, at fair value		442,114		304,987
Other liabilities		38,245		22,032
Total Liabilities		4,796,339		4,562,154

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred stock, liquidation preference $86,250		83,259		-
Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
63,263,998 shares issued and outstanding in 2007; 57,830,964 shares issued and outstanding in 2006		63		58
Additional paid-in capital		691,071		629,785
Distributions in excess of earnings		(122,738)		(120,976)
Accumulated other comprehensive income (loss)		(255,719)		91,807
Total Stockholders' Equity		451,371		656,109
Total Liabilities and Stockholders' Equity		$5,247,710		$5,218,263

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except share and per share data)

	Year ended December 31,
	2007	2006	2005
Income:
Interest from securities available-for-sale	$195,904	$171,686	$141,113
Interest from commercial mortgage loans	69,981	41,773	23,183
Interest from commercial mortgage loan pools	52,037	52,917	54,025
Interest from securities held-for-trading	2,657	7,207	11,370
Earnings from equity investments	32,093	27,431	12,146
Interest from cash and cash equivalents	5,857	2,403	2,077
Total Income	358,529	303,417	243,914

Expenses:
Interest	241,000	212,388	163,458
Management and incentive fees	21,540	21,297	15,264
General and administrative expense	5,981	4,533	3,917
Total Expenses	268,521	238,218	182,639

Other gain (loss):
Sale of securities available-for-sale	5,316	29,032	16,543
Dedesignation of derivative instruments	-	(12,661)	-
Securities held-for-trading	(5,151)	3,254	(1,999)
Foreign currency gain (loss)	6,272	2,161	(134)
Loss on impairment of assets	(12,469)	(7,880)	(5,088)
Total other gain (loss)	(6,032)	13,906	9,322

Income from continuing operations	83,976	79,105	70,597

Income from discontinued operations	-	1,366	-

Net income	83,976	80,471	70,597

Dividends on preferred stock	11,656	5,392	5,392
Net income available to Common Stockholders	$72,320	$75,079	$65,205

Net income per common share, basic	$1.18	$1.31	$1.20

Net income per common share, diluted	$1.18	$1.31	$1.20

Net income from continuing operations per share of Common Stock, after preferred dividends
Basic	$1.18	$1.29	$1.20
Diluted	$1.18	$1.29	$1.20

Income from discontinued operations per share of Common Stock
Basic	-	$0.02	-
Diluted	-	$0.02	-

Weighted average number of shares outstanding:
Basic	61,136,269	57,182,434	54,144,243
Diluted	61,375,193	57,401,664	54,152,820

Dividends declared per share of Common Stock	$1.19	$1.15	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity
for the Year Ended December 31, 2007, 2006 and 2005 (in thousands)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock, Par Value	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	$55,435		$53	$578,919	$(134,075)	$13,406		$513,738
Net Income					70,597		$70,597	70,597
Unrealized gain on cash flow hedges						26,626	26,626	26,626
Reclassification adjustments from cash flow hedges included in net income						6,129	6,129	6,129
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						14,036	14,036	14,036
Other comprehensive income							46,791
Comprehensive income							$117,388
Dividends declared-Common Stock					(61,168)			(61,168)
Dividends on preferred stock					(5,392)			(5,392)
Issuance of Common Stock			3	33,449				33,452
Balance at December 31, 2005	$55,435		$56	$612,368	$(130,038)	$60,197		$598,018
Net Income					80,471		$80,471	80,471
Unrealized gain on cash flow hedges						2,961	2,961	2,961
Reclassification adjustments from cash flow hedges included in net loss						5,029	5,029	5,029
Foreign currency translation						204	204	204
Dedesignation of cash flow hedges						12,661	12,661	12,661
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						10,755	10,755	10,755
Other comprehensive income							31,610
Comprehensive income							$112,081
Dividends declared-Common Stock					(66,017)			(66,017)
Dividends on preferred stock					(5,392)			(5,392)
Issuance of Common Stock			2	17,417				17,419
Balance at December 31, 2006	$55,435		$58	$629,785	$(120,976)	$91,807		$656,109
Net Income					83,976		$83,976	83,976
Unrealized loss on cash flow hedges						(34,657)	(34,657)	(34,657)
Reclassification adjustments from cash flow hedges included in net loss						1,206	1,206	1,206
Foreign currency translation						269	269	269
Change in net unrealized loss on securities available-for-sale, net of reclassification adjustment						(314,344)	(314,344)	(314,344)
Other comprehensive income							(347,526)
Comprehensive income							$(263,550)
Dividends declared-Common Stock					(74,082)			(74,082)
Dividends on preferred stock					(11,656)			(11,656)
Issuance of Common Stock			5	61,286				61,291
Issuance of preferred stock		$83,259						83,259
Balance at December 31, 2007	$55,435	$83,259	$63	$691,071	$(122,738)	$(255,719)		$451,371

Disclosure of reclassification adjustment:	Year ended December 31,
	2007	2006	2005
Unrealized holding gain (loss) on securities available-for-sale	$(319,163)	$7,249	$(2,507)
Reclassification for realized gains previously recorded as unrealized	5,316	16,371	16,543
	$(313,847)	$23,620	$14,036

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$83,976	$80,471	$70,597
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in trading securities	131,232	36,140	43,447
Net gain on sale of securities	(166)	(19,625)	(14,544)
Gain on sale of real estate held for sale	-	(1,366)	-
Earnings from subsidiary trust	(423)	(388)	(47)
Distributions from subsidiary trust	423	363	45
Earnings from equity investments	(32,093)	(27,431)	(12,146)
Distributions of earnings from equity investments	45,944	19,725	8,483
Premium amortization, net	10,573	4,462	7,673
Loss on impairment of assets	12,469	7,880	5,088
Realized/Unrealized net foreign currency (gain) loss	(56,863)	(24,051)	(24)
Non-cash management and incentive fees	4,123	4,537	1,287
Non-cash directors compensation	42	64	65
Proceeds (disbursements) from sale of interest rate swap agreements	18,665	11,634	(2,108)
(Increase) decrease in other assets	(16,317)	33,832	(251)
Increase (decrease) in other liabilities	16,783	(11,418)	(849)
Net cash provided by operating activities	218,368	114,829	106,716
Cash flows from investing activities:
Purchase of securities available-for-sale	(614,166)	(808,477)	(517,022)
Proceeds from sale of securities available-for-sale	605,281	236,945	172,737
Principal payments received on securities available-for-sale	62,255	51,193	53,779
Repayments received from commercial mortgage loan pools	17,374	9,004	7,876
Purchase of real estate held-for-sale	-	(5,435)	-
Proceeds from sale of real estate held-for-sale	-	6,801	-
Funding of commercial mortgage loans	(781,978)	(270,362)	(243,557)
Repayments received from commercial mortgage loans	296,724	197,094	112,830
Sale of commercial mortgage loans	-	-	20,072
Investment in equity investments	(38,555)	(78,533)	(72,009)
Return of capital from equity investments	101,403	14,742	26,868
Decrease (increase) in restricted cash equivalents	27,696	(58,448)	18,434
Net cash used in investing activities	(323,966)	(705,476)	(419,992)
Cash flows from financing activities:
Net (decrease) increase in borrowings under reverse repurchase agreements and credit facilities	(120,090)	(225,926)	293,810
Repayments of borrowings secured by commercial mortgage loan pools	(17,641)	(8,587)	(2,672)
Issuance of collateralized debt obligations	23,875	765,388	-
Repayments of collateralized debt obligations	(51,707)	(20,115)	(1,955)
Issuance costs for collateralized debt obligations	(1,537)	(11,662)	-
Issuance of senior convertible notes	80,000	-	-
Issuance costs of senior convertible notes	(2,419)	-	-
Issuance of junior subordinated notes to subsidiary trust	-	100,000	75,000
Issuance costs of junior subordinated notes	-	(3,208)	(2,382)
Issuance of senior unsecured notes	87,500	75,000	-
Issuance costs of senior unsecured notes	(2,760)	(1,396)	-
Issuance of junior unsecured notes	67,687	-	-
Issuance costs of junior unsecured notes	(2,207)	-	-
Issuance of Series D preferred stock, net of offering costs	83,259	-	-
Dividends paid on preferred stock	(10,470)	(5,392)	(5,392)
Proceeds from issuance of Common Stock, net of offering costs	67,222	15,256	33,452
Repurchase of Common Stock	(12,100)	-	-
Dividends paid on Common Stock	(71,873)	(65,023)	(60,314)
Net cash provided by financing activities	116,739	614,335	329,547
Effect of exchange rate changes on cash and cash equivalents	14,018	2,144	530
Net increase in cash and cash equivalents	25,159	25,832	16,801
Cash and cash equivalents, beginning of year	66,388	40,556	23,755
Cash and cash equivalents, end of year	$91,547	$66,388	$40,556

	Year ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$226,666	$208,879	$156,480

Supplemental disclosure of non-cash investing and financing activities:
Securitizations:
Available-for-sale securities retained	$-	$-	$75,844
Residual interests	$-	$-	$20,317
Investment in subsidiary trust	$-	$3,097	$2,380
Investments purchased not settled	$4,693	$23,796	$-

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998. The Company's principal business activity is to invest in a diversified portfolio of CMBS and commercial mortgage loans, and other real estate related assets in the U.S. and non-U.S. markets. The Company is organized and managed as a single business segment.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its majority owned subsidiaries and those variable interest entities ("VIEs") in which the Company is the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). All inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140") provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

At December 31, 2007, the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,861,213. However, portions of the non-rated securities of 17 of the 39 Controlling Class CMBS transactions are included the Company's fifth and sixth CDOs ("CDO HY1" and "CDO HY2", respectively). The total par amount of CMBS issued by the 39 trusts was $59,534,400. One of the Company's 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 4 to the consolidated financial statements). The Company's maximum exposure to loss as a result of its investment in these VIEs totaled $1,126,441 and $762,567 at December 31, 2007 and 2006, respectively.

In addition, the Company has completed two securitizations that qualify as QSPEs under FAS 140. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities primarily secured by non-investment grade commercial real estate assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPEs, the Company would be required to consolidate the assets, liabilities, income and expenses of CDO HY1 and CDO HY2. The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at December 31, 2007 and 2006 is $61,206 and $111,076, respectively.

Valuation

The Company carries its investments in mortgage-backed securities and derivative instruments at fair value, with changes in fair value included in other comprehensive income and in the consolidated statement of operations, respectively. The fair values of certain of these securities are determined by references to index pricing for those securities. However, for certain securities, index prices for identical or similar assets are not available. In these cases, management uses broker quotes as being indicative of fair values. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. At December 31, 2007 and 2006, approximately $932,871 and $1,222,154, respectively, of the Company's investment securities were valued using broker quotes. At December 31, 2007 and 2006, all of the Company's derivative instruments were valued using broker quotes.

The Company performs an additional analysis on prices received based on index pricing and broker quotes. This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread to relevant index (i.e., 10-year treasury or swap curve). The calculated spread is then compared to market information available for securities of similar asset type, vintage year and rating.  This process is used by the Company to validate the prices received from brokers and index pricing.

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

Restricted Cash

At December 31, 2007, the Company had restricted cash of $32,105, consisting of $3,955 on deposit with the trustees for the Company's CDOs and $28,150 pledged as collateral for interest rate swap agreements. At December 31, 2006, the Company had restricted cash of $59,801, consisting of $56,266 on deposit with the trustees for the Company's CDOs and $3,535 pledged as collateral for interest rate swap agreements.

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), when the estimated fair value of a security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value. The resulting charge is included in income, and a new cost basis established. Additionally, under Emerging Issues Task Force ("EITF") Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting change included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"), by applying the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments. Actual prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and originally anticipated and amounts actually received plus anticipated future prepayments.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or FAS 91, as applicable, by applying the yield used in establishing the write-down.

Securities Held-for-Trading

Securities held-for-trading are carried at estimated fair value with net realized and unrealized gains or losses included in the consolidated statements of operations.

Securitizations

When the Company sells assets in securitizations, it retains certain tranches which are considered retained interests in the securitization. Gain or loss on the sale of assets depends in part on the previous carrying amount of the financial assets securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of securitization. To obtain fair values, quoted market prices are used. Gain or loss on securitizations of financial assets is reported as a component of sale of securities available-for-sale on the consolidated statement of operations. Retained interests are carried at estimated fair value on the consolidated statement of financial condition. Adjustments to estimated fair value for retained interests classified as securities available-for-sale are included in accumulated other comprehensive income (loss) on the consolidated statements of financial condition.

Commercial Mortgage Loans and Loan Pools

The Company purchases and originates certain commercial mortgage loans to be held as long-term investments. In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, commercial mortgage loans and loan pools are classified as long term investments because the Company has the ability and the intent to hold these loans to maturity. Loans are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income and application fee income, net of direct costs, associated with originating or purchasing commercial mortgage loans are deferred and included in the basis of the loans on the consolidated statements of financial condition. The net fees on originated loans are amortized over the life of the loans using the effective interest method and fees recognized on purchased loans are expense as incurred. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Equity Investments

For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The Company recognizes its share of each investee's income or loss, and reduces its investment balance by distributions received. The Company owned an equity method investment in a privately held real estate investment trust ("REIT") that maintained its financial records on a fair value basis. The Company had retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation. During 2007, the Company redeemed its entire investment in the aforementioned REIT.

Derivative Instruments

As part of its asset/liability risk management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items on its consolidated statement of financial condition.

Income and expense from interest rate swap agreements that are designated for accounting purposes as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity, to the extent effective. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a component of interest expense in the consolidated statements of operations. If the underlying hedged items are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities. If interest rate swap agreements are terminated, the associated gain or loss is deferred and amortized over the shorter of the remaining term of the original swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to gain (loss) on securities held-for-trading in the consolidated statement of operations. During the term of the interest rate swap agreement, changes in fair value are recognized as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

Gains and losses from forward currency exchange contracts are recognized as a net adjustment to foreign currency gain or loss on the consolidated statements of operations. During the term of the forward currency exchange contracts, changes in fair value are recognized on the consolidated statements of financial condition and included in other assets (if there is an unrealized gain) or in other liabilities (if there is an unrealized loss). A corresponding amount is included as a component of net foreign currency gain or loss on the consolidated statements of operations.

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

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("FAS 123R") . This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted FAS 123R, effective January 1, 2006 with no impact on the consolidated financial statements as there were no unvested options at December 31, 2005 and the Company applied the fair value method to all options issued after January 1, 2003.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the United States Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company generally will not be subject to federal, state or local income tax as long as distributions to stockholders are equal to or greater than taxable income and as long as certain asset, income and stock ownership tests are met. At December 31, 2007, the Company had a federal capital loss carryover of approximately $35,178 available to offset future capital gains.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value, but will result in certain additional disclosures.

Fair Value Accounting

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, is applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statement of financial condition from those instruments measured using another measurement attribute. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 as of the beginning of 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1) All securities which were previously accounted for as available-for-sale;

(2) All unsecured long-term liabilities, consisting of all senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes; and

(3) All CDO liabilities

Upon adoption, the Company expects total stockholders' equity to increase by approximately $372,000, substantially all of which relates to applying the fair value option to the Company's long-term liabilities. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company's available-for-sale securities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes will be recorded in earnings.

Reverse Repurchase Agreements

In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FAS 140-3"). This FSP addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and shall be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS 140.

The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that the FSP's purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. This FSP shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income pursuant to SFAS 115, because the security is classified as available-for-sale. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of FAS 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of FAS 140-3 but the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and should instead treat the Company's net investment in such assets as a derivative.  If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company's consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders' equity would not be materially affected. At December 31, 2007, the Company has identified available-for-sale securities with a fair value of approximately $147,552 which had been purchased from and financed with reverse repurchase agreements totaling approximately $127,094 with the same counterparty since their purchase.  If the Company were to change the current accounting treatment for these transactions at December 31, 2007 to that required by the FSP, total assets and total liabilities would be reduced by approximately $127,094.

Investment Companies

In June, 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide- Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On October 17, 2007, the FASB decided to indefinitely defer the effective date of this SOP.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Future guidance from the accounting standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140. FAS 155 provides, among other things, that:

•
For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with FAS 133, an irrevocable election may be made on an instrument-by-instrument basis to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

•	Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

•	Interest-only strips and principal-only strips are not subject to the requirements of FAS 133.

FAS 155 was effective for all financial instruments acquired, issued or subject to re-measurement after the beginning of an entity's first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument were required to be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement was not permitted for prior periods. The adoption of FAS 155 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for public companies as of the beginning of fiscal years that began after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year's presentation.

Note 2 SECURITIES AVAILABLE-FOR-SALE

The Company's securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Dollar Denominated:
Commercial real estate securities:
CMBS interest only securities ("CMBS IOs")	$14,725	$1,190	$-	$15,915
Investment grade CMBS	743,790	32,475	(25,192)	751,073
Non-investment grade rated subordinated CMBS	761,103	24,255	(155,670)	629,688
Non-rated subordinated CMBS	130,940	1,331	(22,719)	109,552
Credit tenant leases	23,867	1,082	-	24,949
Investment grade REIT debt	247,602	3,664	(5,171)	246,095
Multifamily agency securities	36,815	547	(239)	37,123
CDO investments	67,470	20,711	(38,551)	49,630
Total	2,026,312	85,255	(247,542)	1,864,025

RMBS:
Agency adjustable rate securities	1,196	-	(3)	1,193
Residential CMOs	76	79	-	155
Hybrid adjustable rate mortgages ("ARMs")	7,991	-	(57)	7,934
Total RMBS	9,263	79	(60)	9,282
Total U.S. dollar denominated securities available-for-sale	2,035,575	85,334	(247,602)	1,873,308

Non-U.S. Dollar Denominated:
Investment grade CMBS	153,384	2,837	(4,689)	151,532
Non-investment grade rated subordinated CMBS	217,046	6,406	(11,018)	212,434
Non-rated subordinated CMBS	27,772	1,211	(126)	28,857
Total non-U.S. dollar denominated securities available-for-sale	398,202	10,454	(15,833)	392,823
Total securities available-for-sale	$2,433,777	$95,788	$(263,435)	$2,266,130

At December 31, 2007, an aggregate of $2,209,820 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2006 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Dollar Denominated:
Commercial real estate securities:
CMBS IOs	$69,183	$1,450	$(1,280)	$69,353
Investment grade CMBS	694,173	48,843	(7,637)	735,379
Non-investment grade rated subordinated CMBS	522,011	45,327	(4,591)	562,747
Non-rated subordinated CMBS	71,197	7,483	(61)	78,619
Credit tenant leases	24,439	391	(512)	24,318
Investment grade REIT debt	247,937	4,627	(3,320)	249,244
Multifamily agency securities	452,781	3,048	(6,003)	449,826
CDO investments	117,871	5,806	(3,042)	120,635
Total	2,199,592	116,975	(26,446)	2,290,121

RMBS:
Agency adjustable rate securities	1,768	7	-	1,775
Residential CMOs	131,563	265	(978)	130,850
Hybrid ARMs	11,798	-	(283)	11,515
Total RMBS	145,129	272	(1,261)	144,140
Total U.S dollar denominated securities available-for-sale	2,344,721	117,247	(27,707)	$2,434,261

Non-U.S. Dollar Denominated:
Investment grade CMBS	54,383	2,543	(151)	56,775
Non-investment grade rated subordinated CMBS	116,698	6,977	(403)	123,272
Non-rated subordinated CMBS	1,554	-	(6)	1,548
Total non-U.S dollar denominated securities available-for-sale	172,635	9,520	(560)	181,595
Total securities available-for-sale	$2,517,356	$126,767	$(28,267)	$2,615,856

At December 31, 2006, an aggregate of $2,415,765 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

At December 31, 2007 and 2006, the aggregate estimated fair values by underlying credit rating of the Company's securities available-for-sale are as follows:

	December 31, 2007		December 31, 2006
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
Agency and agency insured securities	$45,887	2%	$593,170	23%
AAA	150,759	7	207,482	8
AA+	26,548	1	10,719	-
AA	46,718	2	5,810	-
AA-	14,312	1	14,859	1
A+	78,860	3	41,090	2
A	104,791	4	141,544	5
A-	118,613	5	112,906	4
BBB+	247,527	11	226,512	9
BBB	199,667	9	207,382	8
BBB-	196,393	9	154,776	6
Total investment grade securities available-for-sale	1,230,075	54	1,716,250	66
BB+	218,093	10	178,378	7
BB	265,067	12	276,044	10
BB-	128,016	6	99,892	4
B+	55,856	3	51,271	2
B	121,491	5	113,509	4
B-	53,056	2	41,334	2
CCC	6,294	-	3,823	-
CC	5,018	-	-	-
Not rated	183,164	8	135,355	5
Total below investment grade securities available-for-sale	1,036,055	46	899,606	34
Total securities available-for-sale	$2,266,130	100%	$2,615,856	100%

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade CMBS	$223,133	$(24,011)	$118,965	$(5,870)	$342,098	$(29,881)
Non-investment grade rated CMBS	455,892	(114,235)	141,466	(52,453)	597,358	(166,688)
Non-rated subordinated CMBS	85,194	(21,865)	1,611	(980)	86,805	(22,845)
Investment grade REIT debt	934	(62)	78,117	(5,109)	79,051	(5,171)
Multifamily agency securities	20,239	(85)	363	(154)	20,602	(239)
CDO investments	14,520	(7,795)	5,750	(30,756)	20,270	(38,551)
Agency adjustable rate securities	1,193	(3)	-	-	1,193	(3)
Hybrid ARMs	-	-	7,934	(57)	7,934	(57)
Total temporarily impaired securities	$801,105	$(168,056)	$354,206	$(95,379)	$1,155,311	$(263,435)

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
CMBS IOs	$5,524	$(378)	$22,181	$(902)	$27,705	$(1,280)
Investment grade CMBS	32,051	(151)	139,776	(7,637)	171,827	(7,788)
Non-investment grade rated CMBS	125,396	(2,457)	74,852	(2,537)	200,248	(4,994)
Non-rated subordinated CMBS	1,548	(6)	2,468	(61)	4,016	(67)
Credit tenant leases	-	-	15,803	(512)	15,803	(512)
Investment grade REIT debt	10,450	(152)	72,524	(3,168)	82,974	(3,320)
Multifamily agency securities	153,266	(600)	181,102	(5,403)	334,368	(6,003)
CDO investments	35,417	(3,042)	-	-	35,417	(3,042)
Residential CMOs	111,859	(978)	-	-	111,859	(978)
Hybrid ARMs	-	-	11,516	(283)	11,516	(283)
Total temporarily impaired securities	$475,511	$(7,764)	$520,222	$(20,503)	$995,733	$(28,267)

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

During 2007, the Company sold securities available-for-sale for total proceeds of $605,281, resulting in a gross realized gain of $8,025 and a gross realized loss of $(13,742). This loss was from the sale of the majority of the Company's CMBS IOs and multifamily agency securities. The loss was caused by higher Treasury rates since the time of purchase. In addition, the Company incurred a charge of $1,514 related to the impairment of remaining CMBS IOs and multifamily agency securities that were not sold during the year which is included in loss on impairments of assets on the consolidated statement of operations. During 2006, the Company sold securities available-for-sale for total proceeds of $236,945, resulting in a gross realized gain of $30,884 and a gross realized loss of $(1,852). The Company sold the securities with unrealized losses prior to maturity due to changes in the underlying collateral which were expected to significantly impact the market value of the securities. During 2005, the Company sold securities available-for-sale for total proceeds of $172,737, resulting in a realized gain of $16,543.

The CMBS held by the Company include subordinated securities collateralized by fixed and adjustable rate commercial and multifamily mortgage loans. The CMBS provide credit support to the more senior classes of the related commercial securitization. Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At December 31, 2007 and 2006, the anticipated weighted average unlevered yield based on the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.5% and 10.3% per annum, respectively, and of the Company's other securities available-for-sale was 6.7% and 6.1% per annum, respectively. The Company's anticipated yields to maturity on its subordinated CMBS and other securities available-for-sale are based on a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

The RMBS held by the Company consist of fixed rate and adjustable rate residential pass-through or mortgage-backed securities collateralized by fixed and adjustable rate single-family residential mortgage loans. All of the Company's RMBS were issued by FHLMC, FNMA or GNMA. The Company does not have any subprime exposure. The Company's securities available-for-sale are subject to credit, interest rate, and/or prepayment risks. The agency adjustable rate RMBS held by the Company are subject to periodic and lifetime caps that limit the amount the interest rates of such securities can change during any given period and over the life of the loan. At December 31, 2007 and 2006, adjustable rate RMBS with an estimated fair value of $9,282 and $144,140, respectively, are included in securities available-for-sale on the consolidated statements of financial condition.

Note 3 IMPAIRMENTS - CMBS

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

2007

For 2007, changes in timing of assumed credit loss and prepayments on fourteen CMBS required an impairment charge totaling $9,634. The Company also increased its underlying loss expectations for one below investment grade European CMBS during 2007, resulting in an additional impairment charge of $1,321. In addition, the Company incurred a charge of $1,514 related to the impairment of its remaining high credit quality securities because similar securities were sold at a loss during the third quarter of 2007 and the Company could not demonstrate its ability and intent to hold remaining securities to forecasted recovery. During the quarter ended December 31, 2007, 70 of the Company's Controlling Class CMBS with an aggregate adjusted purchase price of $408,201 experienced a weighted average yield increase of 58 basis points, and 30 Controlling Class CMBS with an aggregate adjusted purchase price of $182,941 experienced a weighted average yield decrease of 12 basis points.

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

Note 4 COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest. The Company obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FIN 46R required the Company to consolidate the assets, liabilities and results of operations of the trust.

Approximately 45% of the par amount of the commercial mortgage loan pool is comprised of investment grade loans and the remaining 55% are unrated. For income recognition purposes, the Company considers investment grade and unrated commercial mortgage loans in the pool as single assets reflecting the credit assumptions made in establishing loss adjusted yields for Controlling Class securities. The Company has taken into account the credit quality of the underlying loans in formulating its loss assumptions.

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected. A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and would result in an impairment charge recorded on the consolidated statement of operations. An increase in estimated cash flows will increase the amount of interest income recorded in future periods.

Note 5 SECURITIES HELD-FOR-TRADING

The Company's securities held-for-trading are carried at estimated fair value. At December 31, 2007, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $901 and CMBS with an estimated fair value of $17,303. At December 31, 2006, the Company's securities held-for-trading consisted of FNMA Mortgage Pools with an estimated fair value of $132,204 and CMBS with an estimated fair value of $22,383. The FNMA Mortgage Pools, and the underlying mortgages, bear interest at fixed rates for specified periods, generally three to seven years, after which the rates periodically are reset to market.

Note 6 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company's commercial real estate loan portfolio by property type at December 31, 2007 and 2006:

	Loan Outstanding				Weighted Average
	December 31, 2007		December 31, 2006		Yield
Property Type	Amount	%	Amount	%	2007	2006
U.S.
Retail	$52,209	5.3%	$51,553	10.7%	9.6%	9.6%
Office	45,640	4.6	65,812	13.6	10.3	8.5
Multifamily	174,873	17.8	51,368	10.7	9.7	11.1
Storage	32,307	3.3	32,625	6.8	9.1	9.1
Land	25,000	2.5	-	-	9.6	-
Hotel	12,208	1.2	33,028	6.9	10.9	10.3
Other Mixed Use	3,983	0.5	3,983	0.8	8.5	9.1
Total U.S.	346,220	35.2	238,369	49.5	9.7	9.6
Non U.S.
Retail	278,669	28.3	143,385	29.7	8.9	7.0
Office	238,691	24.3	64,204	13.3	8.8	8.0
Multifamily	41,403	4.2	6,550	1.4	8.6	7.3
Storage	51,272	5.2	1,384	0.3	9.5	6.9
Industrial	17,274	1.8	19,317	4.0	10.6	9.1
Hotel	5,016	0.5	5,870	1.2	10.1	8.6
Other Mixed Use	4,842	0.5	2,666	0.6	9.0	8.2
Total Non U.S.	637,167	64.8	243,376	50.5	8.9	7.5
Total	$983,387	100.0%	$481,745	100.0%	9.2%	8.6%

Reconciliation of commercial mortgage loans:	Book Value
Balance at December 31, 2005	$365,806
Investments in commercial mortgage loans	294,158
Proceeds from repayment of mortgage loans	(197,094)
Discount accretion and foreign currency	18,875

Balance at December 31, 2006	$481,745
Investments in commercial mortgage loans	781,978
Proceeds from repayment of mortgage loans	(296,724)
Discount accretion and foreign currency	16,388

Balance at December 31, 2007	$983,387

There were no loans subject to delinquent principal or interest at December 31, 2007 or 2006.

Note 7 EQUITY INVESTMENTS

The following table is a summary of the Company's equity investments for the year ended December 31, 2007:

	BlackRock Diamond	Carbon I	Carbon II	Dynamic India Fund IV *	Total
Balance at December 31, 2006	$105,894	$3,144	$69,259	$3,850	$182,147
Contributions to Investments	7,397	-	28,958	5,500	41,855
Distributions from Investments	(132,081)	(2,208)	(13,058)	-	(147,347)
Equity earnings	18,790	700	12,603	-	32,093
Balance at December 31, 2007	$-	$1,636	$97,762	$9,350	$108,748

* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

At December 31, 2007, the Company owned approximately 20% of Carbon Capital, Inc. ("Carbon I"). The Company also owned approximately 26% of Carbon Capital II, Inc. ("Carbon II", and collectively with Carbon I, the "Carbon Funds") at December 31, 2007. Collectively, the Carbon Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 14 of the consolidated financial statements).

The Company's investment period in Carbon I expired on July 12, 2004. As repayments occur, capital will be returned to investors.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. The following table summarizes the loan investments held by the Carbon Funds at December 31, 2007 and 2006:

	Weighted Average
	December 31, 2007		December 31, 2006		Yield
Property Type	Amount	%	Amount	%	2007	2006
U.S.
Retail	$58,162	8.7%	71,449	10.2%	8.1%	9.6%
Office	181,495	27.2	162,466	23.2	9.7	10.5
Multifamily	189,152	28.4	146,108	20.9	12.1	11.0
Residential	12,000	1.8	12,000	1.7	0.1	12.7
Land	45,000	6.8	60,000	8.6	11.4	13.5
Hotel	180,298	27.1	238,921	34.2	12.0	12.1
Other Mixed Use	-	-	8,500	1.2	-	11.3
Total	$666,107	100.0%	$699,444	100.0%	10.8%	11.4%

One of the loans held by Carbon II, of which the Company owns 26%, includes a $24,546 commercial real estate mezzanine loan which defaulted during July 2006 and was subsequently cured.  The underlying property is a hotel located in the South Beach area of Miami, Florida.  In the second quarter of 2007, Carbon II purchased for $17,103 the controlling class position of the senior loan. This position is senior in the capital structure to Carbon II's existing investment and provides Carbon II with the ability to direct the workout process of the senior loan.  Both loans matured in March 2007, and the borrower failed to repay, triggering a maturity default.  The borrower has reached a settlement agreement that allows the borrower a specified period of time to obtain a purchaser for the hotel.  Based on a recent proposal for this property, the loan to value of this loan is approximately 90% and Carbon II believes a loan loss reserve is not necessary at December 31, 2007.

Two other loans held by Carbon II have defaulted.  The aggregate carrying value of the two assets on Carbon II's consolidated financial statements is $23,779.  The underlying properties, located in Orlando and Boynton Beach, Florida, are multi-family assets.  Carbon II has concluded a workout arrangement with a 336-unit property borrower in Orlando, whereby Carbon II will forebear from taking title and will make all advances necessary to operate the property and service the first mortgage.  The borrower continues to hold title and implement its sales strategy.  To date, 240 units have been sold and closed.  An additional 26 units are under contract with deposits and 30 contracts are being prepared.  During 2007, Carbon II established a loss reserve of $3,332 of which the Company's share is $833.

A 216-unit property in Boynton Beach borrower was not able to achieve sufficient condominium sales to complete the condominium conversion.  The borrower defaulted on its loan.  Carbon II has taken title to the property and is operating it as a rental property.  During 2006, Carbon II established a loss reserve of $5,180, of which the Company's share is $1,361.  Carbon II determined that no change to the carrying value of the property was necessary at December 31, 2007.

The above three loans are the only defaulted loans held by Carbon II at December 31, 2007.  Subsequent to December 31, 2007, two loans had maturity defaults, one of which has since been cured. Carbon II and the lending group are in discussions to extend the remaining loan.  All other commercial real estate loans in the Carbon Funds are performing as expected.

BlackRock Diamond Property Fund, Inc. ("BlackRock Diamond") is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company's Manager. The Company invested $100,000 in the BlackRock Diamond. The Company redeemed $25,000 of its investment on June 30, 2007 and redeemed the remaining $75,000 plus accumulated earnings on September 30, 2007. Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%. For the nine months ended September 30, 2007, BlackRock Diamond recorded net income of $104,369. The Company's share of BlackRock Diamond's net income for the nine months ended September 30, 2007 (date of redemption) was $18,790.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV. At December 31, 2007, the Company's capital committed was $11,000, of which $9,350 had been drawn.

Combined summarized financial information of the unconsolidated equity investments of the Company is as follows:

	December 31,
	2007	2006
Combined Statements of Financial Condition:
Commercial mortgage loans, net	$666,107	$699,444
Securities available-for-sale, at fair value	23,500	-
Real estate property, at fair value	43,002	680,134
Other assets	64,233	138,060
Total Assets	$796,842	$1,517,638

Secured borrowings	$413,985	$654,385
Other liabilities	6,062	90,581
Stockholders' equity	376,795	772,672

Total liabilities and stockholders' equity	$796,842	$1,517,638

The Company's share of equity	$99,398	$182,147

	For the year ended December 31,
	2007	2006	2005
Combined Statements of Operations:
Income	$102,793	$95,470	$82,973

Expenses
Interest expense	46,749	42,483	21,834
Operating expenses	27,073	22,506	16,250

Total expenses	73,822	64,989	38,084

Realized/unrealized gain	122,778	57,677	17,124

Net income	$151,749	$88,158	$62,013

The Company's share of net income	$32,093	$27,431	$12,146

Note 8 SECURITIZATION TRANSACTIONS

During 2005, the Company issued its fifth CDO ("CDO HY2") and issued non-recourse liabilities with a face amount of $365,010. In addition, senior investment grade notes with a face amount of $240,134 were issued and sold in a private placement. The Company retained the floating rate BBB- note, the below investment grade notes and the preferred shares. The Company recorded CDO HY2 as a secured financing for accounting purposes and consolidated the assets, liabilities, income and expenses of CDO HY2 until the sale of the floating rate BBB- note in the fourth quarter of 2005, at which point CDO HY2 qualified as a sale under FAS 140. In exchange for a portfolio of CMBS and investment grade REIT debt with an estimated fair value of $323,103, the Company received cash proceeds of $244,212 as well as all of the retained interests that had an estimated fair value of $105,025 at December 31, 2005. The total gain from CDO HY2 of $16,523 is included in sale of securities available-for-sale on the consolidated statement of operations.

The table below summarizes the cash flows received from securitizations during the year ended December 31, 2007, 2006 and 2005, respectively.

	2007	2006	2005
Proceeds from securitizations	$-	$-	$235,197
Sale of retained interest	$-	$-	$9,015
Cash flow on retained interests	$27,266	$17,951	$11,347

Key economic assumptions used in measuring the fair value of the retained interests at the date of the securitization were as follows:

	2005	2004
Subordinated Debt
Weighted average life	9.9 years	n/a
Subordinated discount rate	12.1%	n/a

	2005	2004
Expected life	18.2 years	11.5 years
Preferred equity discount rate	4.9%	67.4%

When measuring the fair value of the retained interests, the Company estimates credit losses and the timing of losses for each loan underlying the CMBS, collateral, and accordingly, does not apply a constant default rate to the portfolio. At December 31, 2007, 2006, and 2005, the amortized costs of the retained interests were $61,205, $111,076, and $119,003, with an estimated fair value of $35,055, $114,142, and $121,159, respectively, based on key economic assumptions. The sensitivity of the retained interest to immediate adverse changes in those assumptions follows:

	2007	2006	2005
Reduction of net income per share:
50% adverse change in credit losses	$0.09	$0.12	$0.09
100% adverse change in credit losses	$0.18	$0.24	$0.18
EITF 99-20 impairment net income per share:
50% adverse change in credit losses	$0.61	$0.05	$0.03
100% adverse change in credit losses	$0.61	$0.05	$0.03

These sensitivities are hypothetical and changes in fair value based on a variation in key assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. This non-linear relationship exists because the Company applies its key assumptions on a loan-by-loan basis to the assets underlying the CMBS collateral. The Company reviews all major assumptions periodically using the most recent empirical and market data available and makes adjustments where warranted.

Note 9 REAL ESTATE, HELD-FOR-SALE

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets specifies that long-lived assets to be disposed by sale, which meet certain criteria, should be classified as real estate held-for-sale and measured at the lower of its carrying amount or fair value less costs of sale. In addition, depreciation is not recorded on real estate held-for-sale.
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

Note 10 BORROWINGS

The Company's borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes, junior subordinated notes, and commercial mortgage loan pools.

Certain information with respect to the Company's borrowings at December 31, 2007 is summarized as follows:

Borrowing Type	Outstanding borrowings	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse repurchase agreements	$80,119	5.44%	7 days	$93,116
Credit facilities	671,601	6.06	1.2 years	969,140
Commercial mortgage loan pools	1,219,095	3.99	4.9 years	1,240,793
CDOs	1,823,328	6.11	4.8 years	2,014,047
Senior unsecured notes	162,500	7.59	9.3 years	-
Junior unsecured notes	73,103	6.56	14.3 years	-
Senior convertible notes	80,000	11.75	19.7 years	-
Junior subordinated notes	180,477	7.64	28.1 years	-
Total Borrowings	$4,290,223	5.72%	6.4 years	$4,317,096

At December 31, 2007, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$80,119	$-	$-	$-	$-	$-	$80,119
Credit facilities	-	-	261,892	409,709	-	-	671,601
Commercial mortgage loan pools	-	17,932	44,270	368,433	130,683	657,777	1,219,095
CDOs	-	16,736	16,433	149,544	548,800	1,091,815	1,823,328
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior convertible notes	-	-	-	-	-	80,000	80,000
Junior unsecured notes	-	-	-	-	-	73,103	73,103
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$80,119	$34,668	$322,595	$927,686	$679,483	$2,245,672	$4,290,223

Information with respect to the Company's borrowings at December 31, 2006 is summarized as follows:

Borrowing Type	Outstanding borrowings	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse repurchase agreements	$799,669	5.37%	78 days	$854,074
Credit facilities	75,447	6.69	193 days	88,876
Commercial mortgage loan pools	1,250,503	3.99	5.8 years	1,271,014
CDOs	1,812,574	6.02	7.0 years	2,096,455
Senior unsecured notes	75,000	7.20	10.0 years	-
Junior subordinated notes	180,477	7.64	29.1 years	-
Total Borrowings	$4,193,670	5.39%	6.3 years	$4,310,419

At December 31, 2006, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$18,700	$-	$780,969	$-	$-	$-	$799,669
Credit facilities	27,569	-	33,893	13,985	-	-	75,447
Commercial mortgage loan pools	-	-	-	-	-	1,250,503	1,250,503
CDOs*	-	-	-	-	-	1,812,574	1,812,574
Senior unsecured notes	-	-	-	-	-	75,000	75,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$46,269	$-	$814,862	$13,985	$-	$3,318,554	$4,193,670

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities available-for-sale that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide additional collateral or fund margin calls. The Company received and funded margin calls totaling $82,570 during 2007, $73,793 from January 1, 2008 through March 10, 2008, and will fund another $11,118 on March 14, 2008.

The Company's credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a LIBOR-based variable rate. The following table summarizes the Company's credit facilities at December 31, 2007 and 2006.

	December 31, 2007					December 31, 2006
	Maturity Date		Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity
Bank of America, N.A. (1)	9/18/09		$275,000	$211,088	$63,912	$-	$-	$-
Deutsche Bank, AG (2)	12/20/08		200,000	174,186	25,814	200,000	49,398	150,602
Bank of America, N.A.(3)	9/17/08		100,000	87,706	12,294	100,000	-	100,000
Morgan Stanley Bank (3) (4)	2/16/08	(5)	300,000	198,621	101,379	200,000	13,985	186,015
Greenwich Capital, Inc.	7/7/07		-	-	-	75,000	12,064	-
			$875,000	$671,601	$203,399	$575,000	$75,447	$436,617

(1)	USD only

(2)	Multicurrency

(3)	Non-USD only

(4)	Can be increased up to $15,000 based on the change in exchange rates of the non-US dollar loans. ….However, any amounts drawn under this provision must be repaid in ninety days.

(5)	Renewed on February 15, 2008 until February 7, 2009.

During the second quarter of 2007, the Company entered into a $150,000 committed U.S. dollar and non-U.S. dollar credit facility with Lehman Commercial Paper, Inc. The facility matured and was fully repaid on August 23, 2007.

On July 20, 2007, the Company entered into a $200,000 committed U.S. dollar facility with Bank of America, N.A. During the third quarter of 2007, the Company increased the commitment to $275,000.

On July 20, 2007, the Company amended its $200,000 committed non-U.S. dollar credit facility with Morgan Stanley Bank. The amendment increases the committed facility to $300,000. The amendment also allows for borrowings in Japanese Yen to fund the Company's Yen-denominated asset acquisitions. (See February 15, 2008 renewal discussion below.)

On August 27, 2007, the Company borrowed $50,000 from KeyBank National Association. The loan was secured by a pledge of all of the Company's ownership interest in the redemption proceeds of BlackRock Diamond and was repaid in full in October 2007.

On October 22, 2007, the Company notified Deutsche Bank, AG that it had elected to extend the $200,000 credit facility for one year and the new maturity date will be December 20, 2008. In connection with this extension, the Company is required to amortize the loan by 50% in June 2008 and by 25% in September 2008. The remaining 25% is due in December 2008.

The Company is subject to financial covenants in its credit facilities.

On December 28, 2007, the Company received a waiver from its compliance with the tangible net worth covenant at December 31, 2007 from Bank of America, N.A., the lender, under a $100,000 multicurrency secured credit facility. Without the waiver, the Company would have been required to maintain tangible net worth of at least $520,416 at December 31, 2007 pursuant to the covenant. On January 25, 2008, this lender agreed to amend the covenant so that the Company would be required to maintain tangible net worth at the end of each fiscal quarter of not less than the sum of (i) $400,000 plus (ii) an amount equal to 75% of any equity proceeds received by the Company on or after July 20, 2007.

As a result of the aforementioned waiver, the most restrictive covenants at December 31, 2007 were as follows: (1) net tangible net worth of $400,000 determined based on GAAP increased by 75% of any future preferred and common stock issuances by the Company, (2) a maximum recourse debt-to-equity ratio of 3.0 to 1.0, (3) a minimum unrestricted cash requirement of $10,000, (4) a minimum debt service coverage ratio of 1.2 to 1.0 and (5) minimum net income for two consecutive quarters of more than one dollar. At December 31, 2007, the Company was in compliance with the aforementioned financial covenants.

On February 15, 2008, Morgan Stanley Bank agreed to renew its $300,000 non-USD facility until February 7, 2009. In connection with this extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1 and (vi) the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (as defined in the related guaranty), subject to certain exceptions before March 31, 2008. Mark-to-market indebtedness is generally defined under the related guaranty to mean short-term liabilities that have a margin call feature. As of December 31, 2007, $751,721 of the Company's short-term debt had a margin call feature. If the liquid assets covenant had been in effect as of December 31, 2007, the Company would have been required to have an unrestricted cash balance of $37,586.

CDOs

On May 29, 2002, the Company issued ten tranches of secured debt through its first CDO ("CDO I"). In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $419,185 secured by the subsidiary's assets. The adjusted issue price of the CDO I debt at December 31, 2007 was $396,176. Five tranches were issued at a fixed rate coupon and five tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 1.0 year at December 31, 2007. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO I of approximately 7.2%. The Company incurred $9,890 of issuance costs that are being amortized over the weighted average life of CDO I. CDO I was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2007 of the collateral securing CDO I consisted of 77.8% CMBS rated B or higher and 22.2% REIT debt rated BBB or higher. At December 31, 2007, the collateral securing CDO I had a fair value of $495,549.

On December 10, 2002, the Company issued seven tranches of secured debt through its second CDO ("CDO II"). In this transaction, a wholly owned subsidiary of the Company issued debt in the par amount of $280,783 secured by the subsidiary's assets. In July 2004, the Company sold a CDO II bond with a par of $12,850 that it had previously retained. Before the sale of this security, the Company amended the indenture to reduce the coupon from 9.0% to 7.6%. The adjusted issue price of the CDO II debt at December 31, 2007 is $291,991. Five tranches were issued at a fixed rate coupon and three tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 3.8 years at December 31, 2007. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO II of approximately 5.9%. The Company incurred $6,004 of issuance costs that are being amortized over the weighted average life of CDO II. CDO II was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT debt. The par amount at December 31, 2007 of the collateral securing CDO II consisted of 83.1% CMBS rated B or higher and 16.9% REIT debt rated BBB or higher. At December 31, 2007, the collateral securing CDO II had a fair value of $339,363.

On March 30, 2004, the Company issued eleven tranches of secured debt through its third CDO ("CDO III"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $372,456 secured by the subsidiary's assets. The adjusted issue price of the CDO III debt at December 31, 2007 is $376,582. Five tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 5.5 years at December 31, 2007. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO III of approximately 5.0%. The Company incurred $2,006 of issuance costs that will be amortized over the weighted average life of CDO III. CDO III was structured to match fund the cash flows from a significant portion of the Company's CMBS and investment grade REIT. The par amount at December 31, 2007 of the collateral securing CDO III consisted of 87.9% CMBS rated B or higher and 12.1% REIT debt rated BBB or higher. At December 31, 2007, the collateral securing CDO III had a fair value of $375,611.

On May 23, 2006, the Company issued nine tranches of secured debt through its sixth CDO ("CDO HY3"). In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $417,000 secured by the subsidiary's assets. The adjusted issue price of the CDO HY3 debt at December 31, 2007 is $373,330. Three tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 7.2 years at December 31, 2007. All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO HY3 of approximately 6.3%. The Company incurred $7,057 of issuance costs that will be amortized over the weighted average life of CDO HY3. CDO HY3 was structured to match fund the cash flows from a significant portion of the Company's CMBS and commercial real estate loans. The par amount at December 31, 2007 of the collateral securing CDO HY3 consisted of 50.7% CMBS rated B or higher and 40.8% commercial real estate loans. At December 31, 2007, the collateral securing CDO HY3 had a fair value of $348,671.

On December 14, 2006, the Company closed its seventh CDO ("Euro CDO"). The Euro CDO sold €263,500 of non-recourse debt at a weighted average spread to Euro Libor of 60 basis points. The €263,500 consists of €251,000 of investment grade debt at a weighted average spread to Euro Libor of 50 basis points and €12,500 of below investment grade debt. The Company retained an additional €12,500 of below investment grade debt and all of Euro CDO's preferred shares. The Company incurred €3,489 of issuance costs that will be amortized over the weighted average life of the Euro CDO. At December 31, 2007, the collateral securing The Euro CDO had a fair value of $454,855.

Trust Preferred Securities

On September 26, 2005, the Company issued $75,000 of trust preferred securities through its wholly owned subsidiary, Anthracite Capital Trust I, a Delaware statutory trust ("Trust I"). The trust preferred securities have a thirty-year term ending October 30, 2035 with interest at a fixed rate of 7.497% for the first ten years and at a floating rate of three-month LIBOR plus 2.9% thereafter. The trust preferred securities can be redeemed at par by the Company beginning in October 2010. Trust I issued $2,380 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Trust I, to the Company for a purchase price of $2,380.  The Company realized net proceeds from this offering of approximately $72,618.

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

The Company's interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company's financial statements.  Interest on the junior subordinated notes is included in interest expense on the consolidated statements of operation while the common securities are included as a component of other assets on the Company's consolidated statements of financial condition.

Senior Unsecured Notes

During October 2006, the Company issued $75,000 of unsecured senior notes due in 2016 with a weighted average cost of funds of 7.21%. The unsecured senior notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

During 2007, the Company issued $87,500 of senior unsecured notes due in 2017. The notes bear interest at a weighted average fixed rate of 7.93% until July 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%. The senior unsecured notes contain a covenant whereby total borrowings cannot exceed 95% of the sum of total borrowings plus stockholders' equity and the Company must maintain a minimum net worth of $400,000. The senior unsecured notes can be redeemed in whole by the Company subject to certain provisions, which could include the payment of fees.

Senior Convertible Notes

On August 29, 2007 and September 10, 2007, the Company completed an offering for a total of $80,000 aggregate principal amount of convertible senior notes due in 2027. The notes bear interest at a rate of 11.75% per annum and are convertible only under certain conditions, including a 20-day period of trading above $14.02 per share, as adjusted. The initial conversion rate of 92.7085 shares of Common Stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $10.79 per share) represented a premium of 17.5% to the last reported sale price of the Company's Common Stock on August 23, 2007 of $9.18.

Holders of convertible senior notes have the right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022 for a cash price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. The Company may redeem the notes, in whole or in part, from time to time, (i) on or after September 1, 2012 or (ii) to preserve its status as a REIT, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

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

Note 11 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value
Securities available-for-sale	$-	$2,266,130	$2,266,130	$-	$2,615,856	$2,615,856
Securities held-for-trading	-	18,204	18,204	-	154,587	154,587
Commercial mortgage loan pools	-	1,240,793	1,240,793		1,271,014	1,271,014
Commercial mortgage loans	-	983,387	973,750	-	481,745	476,059
Secured borrowings	-	751,721	751,721	-	875,116	875,116
CDO borrowings	-	1,823,328	1,598,526	-	1,812,574	1,834,787
Commercial mortgage loan pool borrowings	-	1,219,094	1,219,094	-	1,250,503	1,250,503
Senior unsecured notes	-	162,500	114,473	-	75,000	68,949
Senior convertible notes	-	80,000	70,186	-	-	-
Junior unsecured notes	-	73,103	44,833	-	-	-
Junior subordinated notes	-	180,477	103,312	-	180,477	160,155
Currency forward contracts	-	4,041	4,041	-	(2,659)	(2,659)
Currency swap agreements	-	(2,093)	(2,093)	-	(240)	(240)
Interest rate swap agreements	2,604,649	(39,347)	(39,347)	2,983,144	15,274	15,274
LIBOR cap	85,000	195	195	85,000	(38)	(38)

Notional amounts are a unit of measure specified in a derivative instrument. The estimated fair values of the Company's securities available-for-sale, securities held-for-trading, currency forward contracts and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The estimated fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Commercial mortgage loans and secured borrowings are floating rate instruments, and based on these terms, their carrying values approximate fair value.

Note 12 PREFERRED STOCK

On February 12, 2007, the Company issued $86,250 of Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option. The Series D Preferred Stock will pay an annual dividend of 8.25%. Net proceeds from the offering were $83,259.

At December 31, 2007, the Company had 90,944,003 authorized and un-issued shares of preferred stock.

Note 13 COMMON STOCK

The following table summarizes Common Stock transactions for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Net Proceeds	Shares	Net Proceeds
Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan")	327,928	$3,087	608,747	$6,517
Follow-on offerings	5,750,000	62,412	-	-
Share repurchase	(1,307,189)	(12,100)	-	-
Sales agency agreement	147,700	1,723	664,900	8,529
Director compensation	5,000	42	5,000	64
Incentive fees*	220,440	2,657	189,077	2,100
Incentive fees - stock based*	289,155	3,470	-	-
Stock options	-	-	24,700	209
Total	5,433,034	$61,291	1,492,424	$17,419

* See Note 14 of the consolidated financial statements, Transactions with Related Parties, for a further description of the Company's Management Agreement.

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of its Common Stock at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter. Net proceeds (after deducting underwriting fees and expenses) were approximately $62,412.

Utilizing a portion of the net proceeds from the convertible senior notes offering, the Company repurchased 1,307,189 shares of Common Stock on August 29, 2007 with a value of $12,100.

The following table summarizes dividends declared and paid by the Company for the years ended December 31, 2007, 2006 and 2005:

Year	Dividend Declared	Dividend Declared per Share	Paid in Current Year	Paid in Subsequent Year
2007	$74,083	$1.19	$55,104	$18,979	(1)
2006	$66,017	$1.15	$49,246	$16,771	(2)
2005	$61,168	$1.12	$45,394	$15,774	(2)

(1)	Paid on January 31

(2)	Paid on February 1

Dividends related to 2007, 2006 and 2005 were 100% ordinary income.

Note 14 TRANSACTIONS WITH RELATED PARTIES

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

The Manager is entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company's Common Stock ($11.33 adjusted per share issue price at December 31, 2007). Additionally, up to 30% of the incentive fees earned in 2006 or after may be paid in shares of the Company's Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan pursuant to which one-half of one percent of common shares outstanding are paid to the Manager at the end of each calendar year. 289,155 shares were paid to the Manager on March 30, 2007.

The Company's unaffiliated directors approved an extension of the Management Agreement to March 31, 2008 at the Board's March 2007 meeting.

The following is a summary of management and incentive fees incurred for the years ended December 31, 2007, 2006, and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Management fee	$13,468	$12,617	$10,974
Incentive fee	5,645	5,919	4,290
Incentive fee- stock based	2,427	2,761	-
Total management and incentive fees	$21,540	$21,297	$15,264

At December 31, 2007, 2006, and 2005, respectively, management and incentive fees of $7,067, $8,989, and $5,734 remain payable to the Manager and are included on the consolidated statement of financial condition as a component of other liabilities.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the years ended December 31, 2007, 2006, and 2005, the Company paid administration and accounting service fees of $473, $234, and $209, respectively, which are included in general and administrative expense on the consolidated statement of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland, a wholly owned indirect subsidiary of PNC Bank, and therefore a related party to the Manager. The Company's fees for Midland's services are at market rates.

The Company invested $100,000 in the BlackRock Diamond Fund. The Company redeemed $25,000 of its investment in BlackRock Diamond on June 30, 2007 and redeemed the remaining $75,000 plus accumulated earnings on September 30, 2007. Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%. The Company did not incur any additional management or incentive fees to the Manager or its affiliates related to its investment in BlackRock Diamond.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the Company's investment in Carbon I at December 31, 2007 was $1,636. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At December 31, 2007, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. At December 31, 2007, the Company's investment in Carbon II was $97,762. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At December 31, 2007, the Company owned approximately 26% of the outstanding shares in Carbon II. The Company's unaffiliated directors approved this transaction in September 2004.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.'s external advisor) $12,500 over a ten-year period ("Installment Payment") to purchase the right to manage the Core Cap, Inc. assets under the existing management contract ("GMAC Contract"). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company's management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company's allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager for services to be performed an amount equal to the remaining Installment Payment less the sum of all payments made by the Manager to GMAC. At December 31, 2007, the Installment Payment is $3,000 payable over three years. The Company is not required to accrue for this contingent liability.

Note 15 STOCK PLANS

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

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

	2007		2006		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	1,392,151	$14.98	1,417,851	$14.87	1,417,851	$14.87
Granted	-	-	-	-	-	-
Exercised	-	-	(24,700)	8.45	-	-
Retired	79,750	15.34	(1,000)	11.81	-	-
Outstanding at December 31	1,312,401	$14.96	1,392,151	$14.98	1,417,851	$14.87

Options exercisable at December 31	1,312,401	$14.96	1,392,151	$14.98	1,417,851	$14.87

The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Options Exercisable
$8.44	8,000	1.2	8,000
11.81	2,000	6.4	2,000
15.00	1,290,851	0.2	1,290,851
15.83	11,550	0.2	11,550

$7.82-$15.83	1,312,401	0.3	1,312,401

There were no options granted in 2007, 2006 or 2005. Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2007 were 855,252.

The Company adopted 2006 Stock Award and Incentive Plan (the "2006 Stock Plan") which enables a committee of the Board of Directors of the Company to make discretionary grants of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards to selected employees and independent contractors of the Company and its subsidiaries and of the Manager, and to the Manager.

A total of 2,816,927 shares of the Company's Common Stock are reserved for issuance under the 2006 Stock Plan. Shares issued under the 2006 Stock Plan may be authorized but unissued shares. If any shares of Common Stock subject to an award granted under the 2006 Stock Plan are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares, or if shares of Common Stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares of Common Stock will again be available for awards under the 2006 Stock Plan. The 2006 Stock Plan will terminate on February 24, 2016.

The following table summarizes shares that have been issued under the 2006 Stock Plan during 2007 and 2006:

	2007	2006
Incentive fees	220,440	189,077
Incentive fees - stock based	289,155	-
Director compensation	5,000	5,000
Total shares issued	514,595	194,077

Shares of Common Stock available for future grant under the 2006 Stock Plan at December 31, 2007 were 2,108,255.

Note 16 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under FAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statements of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portions of any change in the estimated fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized on the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the value of that asset. At December 31, 2007, the balance of such net deposits pledged to counterparties as collateral under these agreements totaled $35,965. At December 31, 2006, the balance of such net deposits held by the Company as collateral under these agreements totaled $520.

2007

During 2007, the Company sold a majority of its high credit quality, liquid securities. The sales of these securities and margin calls resulted in a significant reduction in 90-day repurchase agreements. As a result of the reduction in the balance of 90-day repurchase agreements, certain interest rate swaps that were hedging 90-day repurchase agreements no longer qualified for hedge accounting. As a result, the Company reclassified $10,899 out of OCI which is included in gain (loss) on sale of available-for-sale securities on the consolidated statements of operations. Of this amount, $5,369 was previously recorded in OCI and was being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. The balance of $5,530 relates to gains associated with interest rate swaps that were closed in the third quarter of 2007.

At December 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,107,048 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs which had a weighted average remaining term of 6.4 years. Cash flow hedges with an estimated fair value of $2,721 are included in derivative instrument assets on the consolidated statements of financial condition and cash flow hedges with an estimated fair value of $40,777 are included in derivative instrument liabilities on the consolidated statement of financial condition. This liability was collateralized with $14,860 of restricted cash equivalents recorded on the Company's consolidated statements of financial condition. For the year ended December 31, 2007, the net decrease in the estimated fair value of the interest rate swaps was $35,145, of which $488 was deemed ineffective and is included as an increase of interest expense and $34,657 was recorded as a decrease of OCI.

During the year ended December 31, 2007, the Company terminated 15 of its interest rate swaps with a notional amount of $778,620 that were designated as cash flow hedges of borrowings under reverse repurchase agreements. The Company will reclassify the $4,366 gain in value from OCI to interest expense over 7.58 years, which was the weighted average remaining term of the swaps at the time they were closed out. At December 31, 2007, the Company has, in aggregate, $2,804 of net losses related to terminated swaps recorded in OCI. For the year ended December 31, 2007, $1,206 was reclassified as an increase to interest expense and $1,122 will be reclassified as an increase to interest expense for the next twelve months.

At December 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,498,145 designated as trading derivatives which had a weighted average remaining term of 1.9 years. Trading derivatives with an estimated fair value of $615 are included in derivative instrument assets on the consolidated statement of financial condition and trading derivatives with a fair value of $1,906 are included in derivative instrument liabilities on the consolidated statements of financial condition. For the year ended December 31, 2007, the net decrease in the fair value for these trading derivatives was a $1,295 and is included as an addition to loss on securities held-for-trading on the consolidated statements of operations.

At December 31, 2007, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $195 that is included in derivative instrument assets on the consolidated statement of financial condition. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

2006

During the fourth quarter, the Company changed its financing strategy to emphasize the use of 90-day reverse repurchase agreements and concurrently reduced the use of 30-day reverse repurchase agreements. The Company expected 90-day repurchase agreements to be its primary source for short-term financings in future periods. As a result of the reduction in the balance of 30-day reverse repurchase agreements, certain interest swaps that were hedging the 30-day reverse repurchase agreements were de-designated as hedges. As a result of the de-designation, the Company reclassified a loss of $12,661 out of OCI which is included in dedesignation of derivative instruments. Of this amount, $9,433 previously was recorded in OCI and was being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. The balance of $3,228 relates to costs associated with interest rate swaps that were closed or redesignated in the fourth quarter of 2006. At December 31, 2006, a loss of $8,210 remained in OCI and $1,637 was reclassified as an increase to interest expense over the next twelve months.

At December 31, 2006, the Company had interest rate swaps with notional amounts aggregating $1,539,699 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs which had a weighted average remaining term of 7.5 years. Cash flow hedges with an estimated fair value of $24,290 were included in derivative instrument assets on the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $11,012 were included in derivative instrument liabilities on the consolidated statement of financial condition. This liability was collateralized with the restricted cash equivalents recorded on the Company's consolidated statement of financial condition. For the year ended December 31, 2006, the net change in the estimated fair value of the interest rate swaps was an increase of $2,699, of which $262 was deemed ineffective and was included as an increase of interest expense and $2,961 was recorded as an increase of OCI.

At December 31, 2006, the Company had interest rate swaps with notional amounts aggregating $446,599 designated as trading derivatives which had a weighted average remaining term of 7.6 years. Trading derivatives with an estimated fair value of $3,294 were included in derivative instrument assets on the consolidated statements of financial condition and trading derivatives with a fair value of $1,537 were included in derivative instrument liabilities on the consolidated statements of financial condition. For the year ended December 31, 2006, the change in fair value for these trading derivatives was an increase of $717 and was included as an addition to gain on securities held-for-trading on the consolidated statements of operations.

At December 31, 2006, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $211 that was included in derivative instrument assets on the consolidated statement of financial condition. The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

Foreign Currency

Foreign currency agreements at December 31, 2007 and 2006 consisted of the following:

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	7.5 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days

	At December 31, 2006
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$1,179	-	12.53 years
CDO currency swaps	(1,418)	-	12.53 years
Forwards	(2,659)	-	10 days

The U.S. dollar is considered the functional currency for the Company and certain of its international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) on the consolidated statements of operations. The Company recorded foreign currency gain (loss) of $6,272, $2,161, and $(134) for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 17 NET INTEREST INCOME

The following is a presentation of the Company net interest income for the year ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
Interest Income:
Interest from securities available-for-sale	$195,904	$171,686	$141,113
Interest from commercial mortgage loans	69,981	41,773	23,183
Interest from commercial mortgage loan pools	52,037	52,917	54,025
Interest from securities held-for-trading	2,657	7,207	11,370
Interest from cash and cash equivalents	5,857	2,403	2,077
Total interest income	326,436	275,986	231,768
Interest Expense	241,000	212,388	163,458
Net interest income	$85,436	$63,598	$68,310

Note 18 NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share ("FAS 128"). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the "if converted" method.

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income available to common stockholders	$72,320	$75,079	$65,205
Numerator for basic and diluted earnings per share	$72,320	$75,079	$65,205

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	61,136,269	57,182,434	54,144,243
Dilutive effect of stock options	1,684	2,364	8,577
Dilutive effect of stock based incentive fee	237,240	216,866	-
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	61,375,193	57,401,664	54,152,820
Basic net income per weighted average common share:	$1.18	$1.31	$1.20

Diluted net income per weighted average common stock and common stock equivalents:	$1.18	$1.31	$1.20

Total anti-dilutive stock options and warrants excluded from the calculation of net income per share were 1,304,401, 1,380,151, and 1,375,151 for the years ended December 31, 2007, 2006 and 2005, respectively.

The convertible senior notes offering of $80,000 on August, 29, 2007 were determined to be anti-dilutive for the year ended December 31, 2007. For the year ended December 31, 2007, the anti-dilutive weighted average common share equivalents that were excluded from the above calculation of diluted net income per share were 2,458,680.

Note 19 SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:

	March 31		June 30		September 30		December 31
	2007	2006	2007	2006	2007	2006	2007	2006
Total Income	$83,358	$71,743	$94,093	$77,441	$91,434	$74,553	$89,644	$79,680
Expenses:
Interest	55,839	46,524	60,085	51,358	62,525	56,060	62,551	58,446
Management fee and Other	8,258	5,323	9,248	6,638	5,594	5,320	4,421	8,549
Total Expenses	64,097	51,847	69,333	57,996	68,119	61,380	66,972	66,995
Gain (loss) on sale of securities available-for-sale	6,750	32	158	(93)	(1,331)	446	(261)	28,647
Dedesignation of derivative instruments	-	-	-	-	-	-	-	(12,661)
Gain (loss) on securities held-for-trading	(17)	950	388	1,365	(4,435)	(18)	(1,087)	957
Foreign currency gain	1,484	43	1,371	271	775	682	2,642	1,165
Loss on impairment of assets	(1,198)	(781)	(2,900)	(4,653)	(2,938)	(361)	(5,433)	(2,085)
Income from continuing operations	26,280	20,140	23,777	16,335	15,386	13,922	18,533	28,708
Income from discontinued operations	-	-	-	1,366	-	-	-	-
Net income	$26,280	$20,140	$23,777	$17,701	$15,386	$13,922	$18,533	$28,708

Dividends on preferred stock	2,277	1,348	3,127	1,348	3,127	1,348	3,125	1,348
Net income available to common stockholders	$24,003	$18,792	$20,650	$16,353	$12,259	$12,574	$15,408	$27,360

Net income per share
Basic:	$0.41	$0.33	$0.35	$0.29	$0.19	$0.22	$0.24	$0.47
Diluted	$0.41	$0.33	$0.34	$0.29	$0.19	$0.22	$0.24	$0.47

Net income from continuing operations per share of Common Stock, after preferred dividends
Basic:	$0.41	$0.33	$0.35	$0.27	$0.19	$0.22	$0.24	$0.47
Diluted	$0.41	$0.33	$0.34	$0.27	$0.19	$0.22	$0.24	$0.47

Income from discontinued operations per share of Common Stock
Basic:	-	-	-	$0.02	-	-	-	-
Diluted	-	-	-	$0.02	-	-	-	-

Note 20 CURRENT AND SUBSEQUENT EVENTS IN THE CREDIT MARKETS

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007, $73,793 from January 1, 2008 through March 14, 2008, and will fund another $11,118 on March 14, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the Company's investments, the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned market factors could adversely affect one or more of the Company's repurchase counterparties providing funding for the Company's portfolio and could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing. This could potentially increase the Company's financing costs and reduce the Company's liquidity. If one or more major market participants fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, and this event could negatively affect the value of the securities in the Company's portfolio, thus reducing the Company's net book value. Furthermore, if many of the Company's counterparties are unwilling or unable to provide the Company with additional financing, the Company could be forced to sell its investments at a time when prices are depressed. If this were to occur, it potentially could have a negative impact on the Company's compliance with the REIT asset and income tests necessary to fulfill the Company's REIT qualification requirements. In addition, the distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations.

In addition, the Company's liquidity also may be adversely affected by margin calls under the Company's repurchase agreements and credit facilities that are dependent in part on the valuation of the collateral to secure the financing. The Company's repurchase agreements and credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a significant amount of its portfolio to offset market value declines due to changes in interest rates but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of spread widening could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, subsequent to December 31, 2007, the capital markets have been marking down the value of all credit sensitive securities regardless of performance. The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Note 21 LOAN FROM AFFILIATE

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") commits to provide a revolving credit loan facility (the "Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the manager of the Company.

On March 7, 2008, the Company and HoldCo 2 entered into the credit agreement. The Facility has a term of 364 days with two 364-day extension periods, subject to the Lender's approval. The Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The principal amount of the Facility is the lesser of $60,000 or a number determined in accordance with a borrowing base calculation equal to 60% of the value of the shares of Carbon II that are pledged to secure the Facility.

The interest rate payable on the Facility generally shall be a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees.

Amounts borrowed under the Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the Facility and reduce the outstanding balance.

The terms of the Facility gives the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the Facility, up to the Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the credit agreement) of those shares, unless the Company elects to prepay outstanding loans under the Facility in an amount equal to the Lender's desired share purchase amount and reduce the Facility's commitment amount accordingly, which may require termination of the Facility. If any loans are outstanding at the time of such purchase, the share purchase amount shall be reduced by the amount, and applied towards the repayment, of all outstanding loans (and the reduction of the Facility's commitment amount) in the same manner as if the Company had prepaid such loans, and the balance of the share purchase amount available after such repayment, if any, shall be paid to the Company.

On March 7, 2008, the Company borrowed $37,500 under the Facility.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2007
Description		Location	Interest rate		Final Maturity Date	Periodic Payment Terms	Face Amount of Loans	Carrying Amount of Loans
US Dollar:
	Storage	Various US Cities	9.08%		August 2015		$32,307	$32,307
	Retail	Las Vegas, NV	7.95%		November 2015	Interest only	40,000	36,538
	Multifamily	Phoenix, Arizona	8.76%		June 2012	Interest Only	50,000	50,473
							122,307	119,318
USD <3%	Various	Various US Cities	6.29% - 17.00 1M LIBOR +4 3M LIBOR +4.50	% % - %	March 2009 -December 2018		232,894	226,902
Total U.S.							355,201	346,220
Non US Dollar:
GBP:	Storage	UK	3M GBP LIBOR+3.20%		October 2013	Interest Only	49,765	49,533
GBP <3%	Various	UK	3M GBP LIBOR+3.50 3M GBP LIBOR + 4.35	% %	January 2010 - July 2015		43,269	41,922
EUR:
	Various	Germany	3M Euribor + 5.00%		July 2008	Interest only	32,768	32,772
	Retail	Germany	7.50%		November 2011		35,552	34,730
	Retail	Germany	6.16%		July 2011	Interest only	39,475	39,055
	Retail	Germany	11.05%		January 2012		51,172	44,812
	Office	Netherlands	3M Euribor +3.90%		April 2009	Interest only	46,973	46,832
	Various	Europe	3M Euribor +4.85%		May 2014		49,827	46,985
	Office	Germany	3M Euribor + 3.75%		January 2012		58,482	56,275
	Retail	Germany	3M Euribor + 3.75%		July 2011		71,558	71,376
							385,806	464,292
EUR <3%	Various	Various European Cities	3M Euribor +2.25 - 3M Euribor + 4.35 7.63	% % %	December 2010 - October 2013		146,322	145,398
CHF	Retail	Switzerland	3M CHF LIBOR + 3.00%		October 2013	Interest Only	21,131	21,145
CAD <3%	Various	Canada	12.25% - 13.15%		March 2011 - April 2017	Interest Only	6,658	6,332
Total Non U.S.							652,951	637,167
Total							$1,008,152	$983,387

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2007.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework".

Based on its assessment, the Company's management concluded that, at December 31, 2007, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company's directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, including information relating to security ownership of certain beneficial owners of the Company's Common Stock and of the Company's management, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, including information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and information regarding director independence, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item, including information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Proxy Statement, will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See the Index to Financial Statements and Schedule set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

See the Index to Financial Statements and Schedule set forth in Part II, Item 8 of this report.

(3)	List of Exhibits

Exhibit No.	Description
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

3.3
Articles Supplementary of the Company establishing 8.25% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A, filed on February 12, 2007)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 12, 2007)

4.1
Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.2
Junior Subordinated Indenture, dated as of January 31, 2006, between the Company and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.3
Junior Subordinated Indenture, dated as of March 16, 2006, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.4
Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, Wells Fargo Bank, National Association, as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and three administrative trustees, each of whom is an officer of the Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.5
Amended and Restated Trust Agreement, dated as of January 31, 2006, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and three administrative trustees, each of whom is an officer of the Company (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.6
Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the three administrative trustees, each of whom is an officer of the Company (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.7
Indenture, dated as of October 4, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.8
Indenture, dated as of October 17, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.9
Junior Subordinated Indenture, dated as of April 17, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.10
Junior Subordinated Indenture, dated as of April 18, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.11
Indenture, dated as of May 29, 2007, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 29, 2007)

4.12*	Indenture, dated as of June 15, 2007, between the Company and Wells Fargo Bank, N.A., as trustee

4.13
Indenture, dated as of August 29, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 29, 2007)

10.1
Amended and Restated Investment Advisory Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.2
Amended and Restated Accounting Services Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.3
Amended and Restated Administration Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.4	Form of 1998 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (File No. 333-40813), filed on March 18, 1998)

10.5	Form of 2006 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.6
Multicurrency Revolving Facility Agreement, dated as of March 17, 2006, among AHR Capital BofA Limited, as borrower, the Company, as borrower agent, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

10.7a
Parent Guaranty, dated as of March 17, 2006, executed by the Company, as guarantor, in favor of Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1a to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.7b
Amendment No. 1, dated as of February 23, 2007, to Parent Guaranty, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1b to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.7c
Waiver and Agreement, dated December 28, 2007, relating to Parent Guaranty, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 28, 2007)

10.7d
Amendment No. 2, dated as of January 25, 2008, to Parent Guaranty, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 31, 2008)

10.8a
Master Repurchase Agreement, dated as of July 20, 2007, among Anthracite Capital BOFA Funding LLC, as seller, Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 25, 2007)

10.8b
Annex I, dated as of July 20, 2007, to Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on July 25, 2007)

10.8c
First Amendment, dated as of October 31, 2007, to Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 2, 2007)

10.9
Guaranty, dated as of July 20, 2007, executed by the Company, as guarantor, for the benefit of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on July 25, 2007)

10.10a*	Master Repurchase Agreement, dated as of December 23, 2004, between Anthracite Funding, LLC, as seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer

10.10b
Annex I, dated as of December 23, 2004, to Master Repurchase Agreement, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

10.11a*	Guaranty, dated as of December 23, 2004, executed by the Company, as guarantor, for the benefit of Deutsche Bank AG, Cayman Islands Branch

10.11b	Amendment, dated as of February 27, 2007, to Guaranty, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 1, 2007)

10.12
Second Amended and Restated Multicurrency Revolving Facility Agreement, dated as of February 15, 2008, among AHR Capital MS Limited, as borrower, Morgan Stanley Mortgage Servicing Ltd, as the security trustee, Morgan Stanley Bank, as the initial lender and agent, and Morgan Stanley Principal Funding Inc., as the first new lender and agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 21, 2008)

10.13
Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008, executed by the Company, as guarantor, in favor of Morgan Stanley Mortgage Servicing Ltd, as the security trustee, and Morgan Stanley Principal Funding Inc., as the agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 21, 2008)

10.14
Resale Registration Rights Agreement, dated as of August 29, 2007, between the Company and Banc of America Securities LLC and Deutsche Bank Securities Inc., as the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 29, 2007)

10.15	Fee letter, dated February 29, 2008, between BlackRock HoldCo 2, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 4, 2008)

10.16*	Credit Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc.

10.17*	Ownership Interests Pledge and Security Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc.

10.18
Sales Agency Agreement, dated May 15, 2002, between the Company and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K, filed on May 16, 2002)

12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21*	List of subsidiaries of the Company as of December 31, 2007

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	BlackRock Diamond Property Fund, Inc. consolidated financial statements for the years ended December 31, 2007 and 2006, and for the period March 21, 2005 (inception) to December 31, 2005

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Date: March 12, 2008	By:	/s/ Christopher A. Milner
Christopher A. Milner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2008	By:	/s/ Christopher A. Milner
Christopher A. Milner Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2008	By:	/s/ James J. Lillis
James J. Lillis Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2008	By:	/s/ Carl F. Geuther
Carl F. Geuther Chairman of the Board of Directors

Date: March 12, 2008	By:	/s/ Scott M. Amero
Scott M. Amero Director

Date: March 12, 2008	By:	/s/ Hugh R. Frater
Hugh R. Frater Director

Date: March 12, 2008	By:	/s/ Jeffrey C. Keil
Jeffrey C. Keil Director

Date: March 12, 2008	By:	/s/ John B. Levy
John B. Levy Director

Date: March 12, 2008	By:	/s/ Deborah J. Lucas
Deborah J. Lucas Director