Form 10-Q
period 2008-03-31
ANTHRACITE CAPITAL INC
filed 2008-05-15
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

At May 2, 2008, 68,938,283 shares of common stock ($0.001 par value per share) were outstanding.

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
(3) the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (“BlackRock”), the Company’s Manager;
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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s subsequent reports filed with the SEC, accessible on the SEC's website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(in thousands, except share data)

	March 31, 2008		December 31, 2007
ASSETS
Cash and cash equivalents		$65,649		$91,547
Restricted cash equivalents		20,742		32,105
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities ("CMBS")	$808,510		$1,380
Investment grade CMBS	1,072,749		15,923
Residential mortgage-backed securities (“RMBS”)	1,009		901
Total securities held-for-trading		1,882,268		18,204
Securities available-for-sale, at estimated fair value:
Subordinated CMBS	-		1,026,773
Investment grade CMBS	-		1,230,075
RMBS	-		9,282
Total securities available-for-sale		-		2,266,130
Commercial mortgage loans (net of loan loss reserve of $25,000 in 2008)		999,163		983,387
Commercial mortgage loan pools, at amortized cost		1,235,138		1,240,793
Equity investments		108,853		108,748
Derivative instruments, at estimated fair value		422,646		404,910
Other assets (includes $2,093 at estimated fair value in 2008)		70,274		101,886
Total Assets		$4,804,733		$5,247,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$246,955		$293,287
Secured by pledge of investment grade CMBS	227,939		207,829
Secured by pledge of commercial mortgage loans	236,990		244,476
Collateralized debt obligations ("CDOs") (includes $1,216,289 at estimated fair value in 2008)	1,216,289		1,823,328
Senior unsecured notes (includes $80,864 at estimated fair value in 2008)	80,864		162,500
Senior convertible notes (includes $67,696 at estimated fair value in 2008)	67,696		80,000
Junior unsecured notes (includes $34,122 at estimated fair value in 2008)	34,122		73,103
Junior subordinated notes to subsidiary trusts issuing preferred securities (includes $68,986 at estimated fair value in 2008)	68,986		180,477
Secured by pledge of commercial mortgage loan pools	1,217,901		1,225,223
Total borrowings		3,397,742		4,290,223
Payable for investments purchased		-		4,693
Distributions payable		21,522		21,064
Derivative instruments, at estimated fair value		502,349		442,114
Other liabilities		34,786		38,245
Total Liabilities		3,956,399		4,796,339

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 64,791,761 shares issued and outstanding in 2008; 63,263,998 shares issued and outstanding in 2007		65		63
Additional paid-in capital		700,960		691,071
Retained earnings (distributions in excess of earnings)		9,134		(122,738)
Accumulated other comprehensive income (loss) (“OCI”)		(519)		(255,719)
Total Stockholders’ Equity		848,334		451,371
Total Liabilities and Stockholders’ Equity		$4,804,733		$5,247,710

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2008	2007
Income:
Interest from securities	$52,269	$48,180
Interest from commercial mortgage loans	23,732	11,166
Interest from commercial mortgage loan pools	12,865	13,132
Earnings from equity investments	2,009	9,956
Interest from cash and cash equivalents	1,064	924
Total income	91,939	83,358

Expenses:
Interest	56,854	55,839
Management and incentive fees	14,218	6,953
General and administrative expense	1,815	1,305
Total expenses	72,887	64,097

Other gains (losses):
Realized loss on securities and swaps held-for-trading, net	(4,977)	(17)
Unrealized loss on securities held-for-trading	(369,780)	-
Unrealized loss on swaps classified as held-for-trading	(32,524)	-
Unrealized gain on liabilities	478,318	-
Gain on sale of securities available-for-sale, net	-	6,750
Provision for loan loss	(25,190)	-
Foreign currency gain (loss)	(8,041)	1,484
Loss on impairment of assets	-	(1,198)
Total other gains	37,806	7,019

Net income	56,858	26,280

Dividends on preferred stock	(3,127)	(2,277)

Net income available to common stockholders	$53,731	$24,003

Net income per common share, basic:	$0.85	$0.41

Net income per common share, diluted:	$0.79	$0.41

Weighted average number of shares outstanding:
Basic	63,417,576	57,853,694
Diluted	71,136,517	58,139,455
Dividend declared per share of common stock	$0.30	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2008
(in thousands)

		Series	Series		Retained Earnings	Accumulated
	Common	C	D	Additional	(Distributions	Other		Total
	Stock,	Preferred	Preferred	Paid-In	in Excess	Comprehensive	Comprehensive	Stockholders'
	Par Value	Stock	Stock	Capital	of Earnings)	Income (Loss)	Income	Equity
Balance at January 1, 2008	$63	$55,435	$83,259	$691,071	$(122,738)	$(255,719)		$451,371
Cumulative effect of adjustment from adoption of SFAS No. 159					97,578	253,045		350,623
Net income					56,858		$56,858	56,858
Unrealized loss on cash flow hedges						(7,371)	(7,371)	(7,371)
Reclassification adjustments from cash flow hedges included in net income						409	409	409
Foreign currency translation						9,117	9,117	9,117
Other comprehensive income							2,155
Comprehensive income							$59,013
Dividends declared-common stock					(19,437)			(19,437)
Dividends on preferred stock					(3,127)			(3,127)
Issuance of common stock	2			9,889				9,891
Balance at March 31, 2008	$65	$55,435	$83,259	$700,960	$9,134	$(519)		$848,334

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$56,858	$26,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in trading securities	4,599	132,076
Purchase of securities held-for-trading	(53,515)
Unrealized loss on securities held-for-trading	369,780	-
Unrealized loss on swaps classified as held-for-trading	32,524	-
Net (gain) on swaps held-for-trading	(610)	-
Unrealized gain on liabilities	(478,318)	-
Net loss (gain) on sale of securities	5,587	(6,733)
Earnings from subsidiary trust	(105)	(103)
Distributions from subsidiary trust	105	105
Earnings from equity investments	(2,009)	(9,956)
Distributions of earnings from equity investments	1,904	3,637
Provision for loan loss	25,190	-
(Discount) premium amortization, net	(5,977)	265
Loss on impairment of assets	-	1,198
Unrealized net foreign currency loss (gain)	5,141	(1,506)
Non-cash management and incentive fees	3,562	709
(Disbursements) proceeds from termination of interest rate swap agreements	(12,755)	1,693
(Increase) decrease in other assets	(6,800)	1,366
(Decrease) increase in other liabilities	(6,784)	15,738
Net cash (used in) provided by operating activities	(61,623)	164,769
Cash flows from investing activities:
Purchase of securities	-	(125,060)
Proceeds from sale of securities	74,272	48,984
Principal payments received on securities	33,892	14,504
Funding of commercial mortgage loans	-	(194,509)
Repayments received from commercial mortgage loans	7,768	9,478
Repayments received from commercial mortgage loan pools	2,575	10,064
Decrease in restricted cash equivalents	11,363	51,174
Investment in equity investments	(3,300)	(23,009)
Net cash provided by (used in) investing activities	126,570	(208,374)
Cash flows from financing activities:
Net decrease in borrowings under reverse repurchase agreements and credit facilities	(50,610)	(36,630)
Repayments of borrowings secured by commercial mortgage loan pools	(3,945)	(10,140)
Repayments of collateralized debt obligations	(23,435)	(851)
Issuance of collateralized debt obligations	-	11,476
Issuance costs for collateralized debt obligations	-	(838)
Dividends paid on preferred stock	(3,128)	(1,348)
Proceeds from issuance of preferred stock, net of offering costs	-	83,306
Proceeds from issuance of common stock, net of offering costs	7,773	1,548
Dividends paid on common stock	(18,979)	(16,772)
Net cash (used in) provided by financing activities	(92,324)	29,751
Effect of exchange rate changes on cash and cash equivalents	1,479	1,282
Net decrease in cash and cash equivalents	(25,898)	(12,572)
Cash and cash equivalents, beginning of period	91,547	66,388
Cash and cash equivalents, end of period	$65,649	$53,816

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$60,001	$52,910
Investments purchased not settled	-	$54,562
Commercial mortgage loans purchased not settled	-	$21,358
Supplemental disclosure of non-cash activities:
Non-cash transfer of securities available-for-sale to trading	$2,266,130	-
Incentive fees paid by the issuance of common stock	$2,116	$4,433

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the "Company") was incorporated in Maryland in November of 1997 and commenced operations on March 24, 1998 and is organized as a real estate investment trust ("REIT"). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company’s ongoing investment activities primarily encompass three core investment activities:
1)  Commercial Real Estate Securities
2)  Commercial Real Estate Loans
3)  Commercial Real Estate Equity

The accompanying March 31, 2008 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation and credit analysis related to certain of the Company's securities, and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

Recent Accounting Developments

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company adopted FAS 157 as of January 1, 2008. FAS 157 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

Fair Value Accounting

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, is applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statement of financial condition from those instruments measured using another measurement attribute. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 as of January 1, 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1) all securities which were previously accounted for as available-for-sale;
(2) investments in equity of subsidiary trusts;
(3) all unsecured long-term liabilities, consisting of all senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes; and
(4) all CDO liabilities and related interest rate swaps.

Upon adoption, with an adjustment to opening retained earnings, total stockholders' equity increased by $350,623, substantially all of which relates to applying the fair value option to the Company's long-term liabilities. The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening retained earnings. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company's available-for-sale securities, CDO liabilities and related interest rate swaps, senior unsecured notes, senior convertible notes, junior unsecured notes and junior subordinated notes are recorded in earnings.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreement. FAS 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effects that FAS 161 will have on the disclosures included in the Company’s consolidated financial statements.

Reverse Repurchase Agreements

In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"). This FSP addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and shall be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Accounting for Transfers and Securing of Financial Assets and Extinguishment of Liabilities (“FAS 140”).

This FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that this FSP's purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. This FSP shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on its consolidated statement of operations. However, in a transaction in which securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of FAS 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of this FSP, but the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and may be instead required to treat the Company's net investment in such assets as a derivative.  If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company's consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders' equity would not be materially affected. At March 31, 2008, the Company has identified securities held-for-trading with a fair value of approximately $120,228 which had been purchased from and financed with reverse repurchase agreements totaling approximately $113,735 with the same counterparty since their purchase.  If the Company were required to change the current accounting treatment for these transactions at March 31, 2008 to that required by this FSP, total assets and total liabilities would be reduced by approximately $113,735.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide- Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On February 14, 2008, the FASB decided to indefinitely defer the effective date of this SOP.

Variable Interest Entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of convertible senior notes is calculated using the "if converted" method.

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Numerator for basic earnings per share	$53,731	$24,003
Interest expense on convertible senior notes	2,313	-
Numerator for diluted earnings per share	$56,044	$24,003

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	63,417,576	57,853,694
Dilutive effect of stock options	-	3,032
Assumed conversion of convertible senior notes	7,416,680	-
Dilutive effect of stock based incentive fee	302,261	282,729
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	71,136,517	58,139,455

Basic net income per weighted average common share:	$0.85	$0.41
Diluted net income per weighted average common share and common share equivalents:	$0.79	$0.41

Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 21,550 and 1,380,151 for the three months ended March 31, 2008 and 2007, respectively.

Note 3 FAIR VALUE DISCLOSURES

The Company adopted FAS 157 as of January 1, 2008, which requires, among other things, enhanced disclosures about financial instruments that are measured and reported at fair value. Financial instruments include the Company’s securities classified as held-for-trading, available-for-sale as well as derivatives accounted for at fair value.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the FAS 157 hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Level 1 assets include highly liquid cash instruments with quoted prices such as agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives. The Company has determined that the following instruments are Level 2: interest rate swaps, currency swaps and foreign currency forward commitments.

Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities. The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases, management uses broker quotes as being indicative of fair values. Management also uses broker quotes for CDO liabilities. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of March 31, 2008 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of March 31, 2008. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$-	$-	$808,510	$808,510
Investment grade CMBS	-	-	1,072,749	1,072,749
RMBS	-	-	1,009	1,009
Derivative instruments	-	422,646	-	422,646
Investments in Equity of Subsidiary Trusts*			2,093	2,093
Total	$-	$422,646	$1,884,361	$2,307,007
* Included as a component of other assets on the consolidated statement of financial condition.

	Liabilities at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$-	$-	$80,864	$80,864
Senior convertible notes	-	-	67,696	67,696
Junior unsecured notes	-	-	34,122	34,122
Junior subordinated notes	-	-	68,986	68,986
CDOs	-	-	1,216,289	1,216,289
Derivative instruments	-	502,349	-	502,349
Total	$-	$502,349	$1,467,957	$1,907,306

The following table presents the changes in Level 3 assets for the three months ended March 31, 2008:
	CMBS	Investment grade CMBS	RMBS	Investments in Equity of Subsidiary Trusts
Balance at January 1, 2008	$1,028,153	$1,245,998	$10,183	$3,135
Net purchases (sales)	2,824	(53,841)	(9,223)	-
Net transfers in (out)	-	-	-	-
Losses included in earnings	(230,935)	(122,138)	49	(1,042)
Gains included in OCI (1)	8,468	2,730
Balance at March 31, 2008	$808,510	$1,072,749	$1,009	$2,093
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (2)	$(238,005)	$(127,068)	$49	$(1,042)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (3)	$7,070	$4,930	$-	$-

(1) The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3) Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2008:

	CDOs	Senior unsecured notes	Senior convertible notes	Junior unsecured notes	Trust preferred
Balance at January 1, 2008	$1,598,502	$114,473	$70,186	$44,833	$103,312
Paydowns	(23,435)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	(391,057)	(33,609)	(2,490)	(10,711)	(34,326)
Losses included in OCI (1)	32,279	-	-	-	-
Balance at March 31, 2008	$1,216,289	$80,864	$67,696	$34,122	$68,986
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (2)	$(391,057)	$(33,609)	$(2,490)	$(16,836)	$(34,326)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (3)	$-	$-	$-	$6,125	$-

(1) The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3) Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

Fair Value Option

On January 1, 2008, the Company adopted FAS 159 which provides an option to elect fair value as an alternative measurement for selected financial assets or liabilities not previously recorded at fair value. The fair value option was elected for these assets and liabilities to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of January 1, 2008:

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Distributions in Excess of Earnings)	Carrying Value at January 1, 2008 (After Adoption of FAS 159)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
CDO interest rate swaps (1)	(25,410)	(25,410)	(25,410)
Liability issuance costs	35,137	(35,137)	-
Senior unsecured notes	(162,500)	48,027	(114,473)
Senior convertible notes	(80,000)	9,814	(70,186)
Junior unsecured notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
Junior subordinated notes	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)
Cumulative effect of the adoption of the fair value option		$97,578

(1) Prior to January 1, 2008, the Company’s CDO interest rate swaps and the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these swaps and securities did not change their carrying value and resulted in a reclassification from accumulated OCI to opening distributions in excess of earnings.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statement of financial condition by caption and by level within the FAS 157 valuation hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2008:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loan	$-	$-	$-	$-
Total assets at fair value on a nonrecurring basis	-	-	-	-

(1)
The Company recorded a provision for loan loss in the amount of $25,190 for the three months ended March 31, 2008. This provision relates to one loan with a principal balance of $25,000 and accrued interest of $190. This charge resulted in one loan that was identified as impaired and for which the fair value was zero at March 31, 2008.

Valuation

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

Investments in mortgage backed securities and derivative instruments - The fair value of these assets is determined by reference to index pricing and market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  We utilize this process to validate the prices received from brokers.

Collateralized debt obligations- The fair value of these liabilities are based on market prices provided by certain dealers who make a market in this sector, although such markets may be inactive. The dealers use models that considered, among other things, (i) anticipated cash flows (ii) current market credit spreads, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar bonds. The Company performs additional analysis on prices received from the brokers.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating and adjustments are made as deemed necessary by management to capture market information available.

Senior convertible notes - The Company used the mid-point of a bid/ask price obtained from a dealer in this market. The bid/ask price represented the price the counterparty was willing to transact at on the measurement date of March 31, 2008 understanding that it is an over the counter market that requires direct communication with the counterparty to execute the transaction. The counterparty utilizes a model to publish such price and consideration into such model include, among other things (i) anticipated cash flows (ii) current market credit spreads, and (iii)  market transactions of similar bonds.

Senior and junior unsecured notes and trust preferred - The estimated fair value of these liabilities were developed based on the price obtained by the Company for the senior convertible notes. The senior convertible notes are senior to the unsecured and trust preferred securities. The Company priced the senior convertible bond without the conversion option to obtain a straight bond price, converted that price to a spread to swaps and then applied an additional spread to account for the fact that these liabilities were junior to those notes. The Company was able to compare the change in the implied spreads for these bonds to published spreads for CMBS securities which was deemed to be a reasonable comparison for these liabilities.

Note 4 SECURITIES HELD-FOR TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities.  As of December 31, 2007, most of the Company’s securities were classified as securities available-for-sale; however, in accordance with FAS 159, the election of the fair value option for all of the Company’s securities resulted in these investments being classified as trading securities as of January 1, 2008. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the three months ended March 31, 2008, $(369,780) was recorded as unrealized loss on the securities and is included in gain (loss) on securities held-for-trading on the consolidated statement of operations. The estimated fair value of securities held-for-trading at March 31, 2008 is summarized as follows:

Security Description	Estimated Fair Value
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$641,539
Non-investment grade rated subordinated CMBS	441,693
Non-rated subordinated CMBS	91,684
CMBS interest only securities (“IOs”)	3,115
Credit tenant leases	24,133
Investment grade REIT debt	219,801
Multifamily agency securities	359
CDO investments - investment grade	2,880
CDO investments - non-investment grade	37,927
Total CMBS	1,463,131

RMBS:
Residential CMOs	587
Hybrid adjustable rate mortgages (“ARMs”)	422
Total RMBS	1,009
Total U.S. dollar denominated	1,464,140

Non-U.S. Dollar Denominated:
Investment grade CMBS	180,922
Non-investment grade rated subordinated CMBS	206,702
Non-rated subordinated CMBS	30,504
Total non-U.S. dollar denominated	418,128
Total securities held-for-trading	$1,882,268

At March 31, 2008, an aggregate of $1,831,170 in estimated fair value of the Company's securities held-for-trading was pledged to secure its collateralized borrowings.

The CMBS held by the Company consist of subordinated securities collateralized by adjustable and fixed rate commercial and multifamily mortgage loans. The CMBS provide credit support to the more senior classes of the related commercial securitization. The Company generally does not own the senior classes of its below investment grade CMBS. Cash flows from the mortgages underlying the CMBS generally are allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first. To the extent there are losses in excess of the most subordinated class' stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At March 31, 2008, the anticipated reported yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.6% per annum. The anticipated reported yield of the Company's investment grade securities was 6.9%. The Company's anticipated yields to maturity on its subordinated CMBS and other securities are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere in this report, will be achieved.

Note 5  SECURITIES AVAILABLE-FOR-SALE

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities.  The election of the fair value option for all of the Company’s securities results in these investments being classified as trading securities as of January 1, 2008 and to record all changes in fair value are recorded in the statement of operations. The amortized cost and estimated fair value of U.S. dollar denominated and non-U.S. dollar denominated securities available-for-sale at December 31, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Dollar Denominated:
Commercial real estate securities:
Investment grade CMBS	$743,790	$32,475	$(25,192)	$751,073
Non-investment grade rated subordinated CMBS	761,103	24,255	(155,670)	629,688
Non-rated subordinated CMBS	130,940	1,331	(22,719)	109,552
Credit tenant leases	23,867	1,082	-	24,949
CMBS IOs	14,725	1,190	-	15,915
Investment grade REIT debt	247,602	3,664	(5,171)	246,095
Multifamily agency securities	36,815	547	(239)	37,123
CDO investments	67,470	20,711	(38,551)	49,630
Total CMBS	2,026,312	85,255	(247,542)	1,864,025

RMBS:
Agency adjustable rate securities	1,196	-	(3)	1,193
Residential CMOs	76	79	-	155
Hybrid adjustable rate mortgages ("ARMs")	7,991	-	(57)	7,934
Total RMBS	9,263	79	(60)	9,282
Total U.S. dollar denominated	2,035,575	85,334	(247,602)	1,873,307

Non-U.S. Dollar Denominated:
Investment grade CMBS	153,384	2,837	(4,689)	151,532
Non-investment grade rated subordinated CMBS	217,046	6,406	(11,018)	212,434
Non-rated subordinated CMBS	27,772	1,211	(126)	28,857
Total non-U.S. dollar denominated	398,202	10,454	(15,833)	392,823
Total securities available-for-sale	$2,433,777	$95,788	$(263,435)	$2,266,130

At December 31, 2007, an aggregate of $2,209,820 in estimated fair value of the Company's securities available-for-sale was pledged to secure its collateralized borrowings.

Note 6 IMPAIRMENTS - CMBS

The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. Prior to the adoption of FAS 159, an impairment charge was required under EITF 99-20 if the updated yield was lower than the current accrual yield and the security had a market value less than its adjusted purchase price. The Company carries these securities at their estimated fair value on its consolidated statements of financial condition.

For the three months ended March 31, 2007, the Company had fifteen CMBS that required an aggregate impairment charge of $1,198. The decline in the updated yields that caused the impairments is not related to increases in losses but rather changes in the timing of credit losses and prepayments.

As a result of the adoption of FAS 159 on January 1, 2008, the Company will no longer assess securities elected under the fair value option for other-
than-temporary impairment because the changes in fair value are recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive income (loss) in stockholders’ equity.

Note 7 COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired in a subordinated CMBS in a trust a Controlling Class interest. The Company obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FIN 46R required the Company to consolidate the assets, liabilities and results of operations of the trust.

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

Note 8 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at March 31, 2008 and December 31, 2007:

	Loan Outstanding				Weighted Average
	March 31, 2008		December 31, 2007		Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,152	5.2%	$52,209	5.3%	9.6%	9.6%
Office	45,574	4.6	45,640	4.6	10.3	10.3
Multifamily	175,092	17.5	174,873	17.8	9.9	9.7
Storage	32,220	3.2	32,307	3.3	9.1	9.1
Land	-	-	25,000	2.5	-	9.6
Hotel	12,149	1.2	12,208	1.2	10.4	10.9
Other Mixed Use	3,983	0.4	3,983	0.5	8.5	8.5
Total U.S.	321,170	32.1	346,220	35.2	9.8	9.7
Non-U.S.
Retail	298,795	29.9	278,669	28.3	8.7	8.9
Office	257,768	25.8	238,691	24.3	8.4	8.8
Multifamily	44,318	4.4	41,403	4.2	8.4	8.6
Storage	50,789	5.1	51,272	5.2	9.2	9.5
Industrial	17,174	1.7	17,274	1.8	10.3	10.6
Hotel	4,169	0.4	5,016	0.5	10.0	10.1
Other Mixed Use	4,980	0.6	4,842	0.5	9.0	9.0
Total Non -.S.	677,993	67.9	637,167	64.8	8.7	8.9
Total	$999,163	100.0%	$983,387	100.0%	9.1%	9.2%

The Company finances its non-U.S. dollar denominated loans by borrowing in the applicable local currency and hedging the un-financed portion.

Activity for the three months ended March 31, 2008 was as follows:

Book Value
Balance at December 31, 2007	$983,387
Investments in commercial mortgage loans	-
Proceeds from repayment of mortgage loans	(7,768)
Provision for loan loss	(25,000)
Foreign currency and discount accretion	48,544
Balance at March 31, 2008	$999,163

The Company recorded a provision for loan losses of $25,190 for the three months ended March 31, 2008. This provision relates to one loan with a principal balance of $25,000 and accrued interest of $190. The loan is in default and due to the reduction in value of the underlying collateral below the principal balance of the loan, the Company believes the collectibility of the loan is not probable.

Changes in the reserve for possible loan losses were as follows:

Provision for possible loan losses, December 31, 2007	$-
Provision for loan losses	25,190
Reserve for possible loan losses, March 31, 2008	$25,190

Note 9 EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the three months ended March 31, 2008:

	Carbon I	Carbon II	Dynamic India Fund IV *	Total
Balance at December 31, 2007	$1,636	$97,762	$9,350	$108,748
Equity earnings	71	1,938	-	2,009
Distributions of earnings	-	(1,904)	-	(1,904)
Balance at March 31, 2008	$1,707	$97,796	$9,350	$108,853
* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

At March 31, 2008, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Capital Funds”). Collectively, the Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 13 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and as repayments occur, capital will be returned to Carbon I’s investors.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007.

As of March 31, 2008 Carbon II has three assets located in Florida that are in various stages of resolution. The properties consist on one hotel and two multifamily properties. Carbon II took title to one of the multifamily properties during 2007. During the three months ended March 31, 2008, Carbon II increased its loan loss reserves for the two loans by $498. At March 31, 2008 the total loan loss reserve for these loans is $3,830. For the property owned, Carbon II established an impairment charge of $5,181 during 2007.

During the first quarter of 2008, a $17,700 loan secured by four Class-A office buildings in Manhattan totaling three million square feet of space defaulted. The borrower defaulted at maturity in February 2008. The loan has been restructured, modified and extended to allow for an orderly liquidation of the collateral.  Interest to the Carbon II position will be paid, to the extent available, from available cash flow.  Carbon II believes a loan loss reserve is not necessary at March 31, 2008.

Subsequent to March 31, 2008, Carbon II experienced an additional loan default.  A modification and extension of this loan is being negotiated.  All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At March 31, 2008, the Company’s capital committed was $11,000, of which $9,350 had been drawn.

Note 10 BORROWINGS

The Company's borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, senior convertible debt, junior unsecured notes, trust preferred securities, and commercial mortgage loan pools.

Certain information with respect to the Company's borrowings at March 31, 2008 is summarized as follows:

Borrowing Type	Market Value of Borrowings	Amortized Cost of Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged
Reverse repurchase agreements	$4,515	$4,515	3.76%	11 days	$8,161
Credit facilities (1)	712,127	712,127	4.86%	343 days	1,002,638
Commercial mortgage loan pools	1,213,143	1,213,143	4.00%	4.66 years	1,235,138
CDOs (2)	1,216,289	1,832,449	5.65%	5.33 years	1,772,477
Senior unsecured notes (2)	80,864	162,500	7.59%	9.1 years	-
Junior unsecured notes (2)	34,122	79,227	6.56%	14.1 years	-
Senior convertible notes (2)	67,696	80,000	11.75%	19.4 years	-
Junior subordinated notes (2)	68,986	180,477	7.64%	27.9 years	-
Total Borrowings	$3,397,742	$4,264,438	5.34%	5.93 years	$4,018,414

(1) Includes $4,758 of borrowings under facilities related to commercial mortgage loan pools.

(2) As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain on liabilities on the consolidated statement of operations. For the three months ended March 31, 2008, $478,318 was recorded as a result of a reduction in the fair value of such liabilities.

At March 31, 2008, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$4,515	$-	$-	$-	$-	$-	$4,515
Credit facilities	-	-	537,968	174,159	-	-	712,127
Commercial mortgage loan pools	2,135	2,074	379,026	116,649	63,884	649,375	1,213,143
CDOs	6,727	13,359	40,982	140,719	739,196	891,466	1,832,449
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Junior unsecured notes	-	-	-	-	-	79,227	79,227
Senior convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$13,377	$15,433	$957,976	$431,527	$803,080	$2,043,045	$4,264,438

Reverse Repurchase Agreements and Credit Facilities

The Company has entered into reverse repurchase agreements to finance most of its securities that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate.

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

The Company’s credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at March 31, 2008 and December 31, 2007:

		March 31, 2008			December 31, 2007
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity

Bank of America, N.A. (1)	9/18/09	$275,000	$170,843	$104,157	$275,000	$211,088	$63,912
Deutsche Bank AG, Cayman Islands Branch (2)	12/20/08	200,000	141,478	58,522	200,000	174,186	25,814
Bank of America, N.A.(3)	9/17/08	100,000	87,292	12,708	100,000	87,706	12,294
Morgan Stanley Bank (3) (4)	2/07/09	300,000	260,014	39,986	300,000	198,621	101,379
BlackRock HoldCo 2, Inc. (1) (5)	3/06/09	60,000	52,500	7,500	-	-	-
		$935,000	$712,127	$222,873	$875,000	$671,601	$203,399

(1) USD only
(2)Multicurrency
(3) Non-USD only
(4) Can be increased up to $15,000 based on the change in exchange rates of the non-U.S. dollar loans. However, any amounts drawn under this provision must be prepaid in ninety days.
(5) Repaid in full on April 8, 2008.

The Company is subject to financial covenants in its credit facilities.

On October 22, 2007, the Company notified Deutsche Bank AG, Cayman Islands Branch that it had elected to extend the $200,000 credit facility for one year and the new maturity date will be December 20, 2008. In connection with this extension, the Company is required to amortize the loan by 50% in June 2008 and by 25% in September 2008. The remaining 25% is due in December 2008.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with this extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1 and (vi) the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (as defined in the related guaranty), subject to certain exceptions before March 31, 2008. Mark-to-market indebtedness is generally defined under the related guaranty to mean short-term liabilities that have a margin call feature. The aforementioned covenants are the most restrictive financial covenants the Company is subject to at March 31, 2008.

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") committed to provide a revolving credit loan facility (the "Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the Manager of the Company.

On March 7, 2008, the Company and HoldCo 2 entered into the Facility. The Facility has a term of 364 days with two 364-day extension periods, subject to the Lender's approval. The Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The principal amount of the Facility is the lesser of $60,000 or a number determined in accordance with a borrowing base calculation equal to 60% of the value of the shares of Carbon II that are pledged to secure the Facility.

The facility bears interest at a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees.

Amounts borrowed under the Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the Facility and reduce the outstanding balance.

The terms of the Facility gives the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the Facility, up to the Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the credit agreement) of those shares, unless the Company elects to prepay outstanding loans under the Facility in an amount equal to the Lender's desired share purchase amount and reduce the Facility's commitment amount accordingly, which may require termination of the Facility. If any loans are outstanding at the time of such purchase, the share purchase amount shall be reduced by the amount, and applied towards the repayment of all outstanding loans (and the reduction of the Facility's commitment amount) in the same manner as if the Company had prepaid such loans, and the balance of the share purchase amount available after such repayment, if any, shall be paid to the Company.

Outstanding borrowings at March 31, 2008 under the Facility totaled $52,500 and were repaid in full on April 8, 2008.

For the quarter ended March 31, 2008, the Company was in compliance with all covenants.

Note 11 PREFERRED STOCK

On April 4, 2008, the Company issued $70,125 of 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock and 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock (collectively, the “Series E Preferred Stock”). Net proceeds to the Company were $70,069. Dividends are payable on the convertible preferred stock at a 12% coupon and the purchaser has the right to convert the preferred stock into Common Stock at $7.49 per share (a 12% premium to the closing price of the Company's Common Stock on March 28, 2008, the pricing date).

Note 12 COMMON STOCK

The following table summarizes Common Stock issued by the Company for the three months ended March 31, 2008, net of offering costs:

	Shares	Net Proceeds
Dividend Reinvestment Plan	37,060	$262
Sales agency agreement	1,174,383	7,513
Incentive fee – stock based*	316,320	2,116
Total	1,527,763	$9,891
* See Note 13 to the consolidated financial statements, Transactions with Affiliates, for a further description of the Company’s Management Agreement.

On March 12, 2008, the Company declared dividends to its common stockholders of $0.30 per share, payable on April 30, 2008 to stockholders of record on March 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, resulting in net proceeds of $23,356.

Note 13 TRANSACTIONS WITH AFFILIATES

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

On March 31, 2008, the Company’s unaffiliated directors approved an amended investment advisory agreement with the Manager. The amended Management Agreement will expire on March 31, 2009, unless extended. For the full one-year term of the renewed contract, the Manager has agreed to receive 100% of the management fee and any incentive fee in the Company's Common Stock. The stock issued to the Manager under this plan will be restricted from sale until six months after it is received.

Other significant changes pursuant to the amended Management Agreement include a reduction in the quarterly base management fee from 0.50% of stockholders' equity to 0.375% for the first $400 million in average total stockholders' equity; 0.3125% for the next $400 million of average total stockholders' equity and 0.25% for the average total stockholders' equity in excess of $800 million. Under the terms of the prior Management Agreement, the Company paid the Manager a base management fee equal to 2.0% of the quarterly average total stockholders’ equity for the applicable quarter. The amended Management Agreement continues to provide that the Company will grant the Manager Common Stock equal to one-half of one percent (0.5%) of the total number of shares of the Company's Common Stock outstanding as of a specified date in the fourth quarter of each year.

The amended Management Agreement also provides for the Manager to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter's Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company's Common Stock multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company's Common Stock outstanding during the applicable quarterly period. The Management Agreement continues to provide that the incentive fee payable to the Manager shall be subject to a rolling four-quarter high watermark.

Under the terms of the prior Management Agreement, the Manager was entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock ($11.33 per common share at March 31, 2008). Additionally, up to 30% of the incentive fees earned in 2007 or after was paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Management fee	$3,275	$3,520
Incentive fee	10,544	2,724
Incentive fee- stock based	399	709
Total management and incentive fees	$14,218	$6,953

At March 31, 2008 and 2007, management and incentive fees of $13,366 and $11,248, respectively, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $125 and $117 for certain expenses incurred on behalf of the Company during the three months ended March 31, 2008 and 2007, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2008 and 2007, the Company recorded administration and investment accounting service fees of $255 and $181, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of the PNC Financial Services Group, Inc. (“PNC Bank”), and therefore a related party of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a $60,000 credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. The facility has a term of 364 days with two 364-day extension periods, subject to lender approval. The facility is collateralized by a pledge of the Company’s investment in Carbon II and gives the lender the option to purchase the Carbon II investment at fair market value (as determined by the terms of the agreement) from the Company. Outstanding borrowings at March 31, 2008 under this facility totaled $52,500 and were repaid in full on April 8, 2008.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at March 31, 2008 was $1,707. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At March 31, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at March 31, 2008 was $97,796. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On March 31, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy-out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At March 31, 2008, the Installment Payment would be $3,000 payable over three years. The Company is not required to accrue for this contingent liability because it is not probable.

Note 14 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded in the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portions of change in the estimated fair value of the derivative are recorded in OCI and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements, credit facilities and the floating rate debt of its CDOs. On the date in which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At March 31, 2008, the balance of such net deposits pledged to counterparties as collateral under these agreements totaled $4,925 and was included in restricted cash on the Company’s consolidated balance sheet.

At March 31, 2008, the Company had interest rate swaps with notional amounts aggregating $110,500 designated as cash flow hedges of borrowings under reverse repurchase agreements, credit facilities and the floating rate debt of its CDOs. Cash flow hedges with an estimated fair value of $5,980 are included in derivative liabilities in the consolidated statement of financial condition. For the three months ended March 31, 2008, the net change in the estimated fair value of the interest rate swaps was a decrease of $7,450, of which $79 was deemed ineffective and is included as an increase of interest expense and $7,371 was recorded as a reduction of OCI. At March 31, 2008, the $110,500 notional of swaps designated as cash flow hedges had a weighted average remaining term of 3.9 years.

During the three months ended March 31, 2008, the Company terminated four of its interest rate swaps with a notional amount of $121,000 that were designated as cash flow hedges of borrowings under reverse repurchase agreements and credit facilities. The Company will reclassify the $14,117 loss in value from OCI to interest expense over 9.3 years, which was the weighted average remaining term of the swaps at the time they were closed out. At March 31, 2008, the Company has, in aggregate, $16,512 of net losses related to terminated swaps recorded in OCI. For the quarter ended March 31, 2008, $409 was reclassified as an increase to interest expense and $2,611 will be reclassified as an increase to interest expense for the next twelve months.

Upon the adoption of FAS 159 on January 1, 2008, the Company redesignated interest rate swaps with notional amounts aggregating $875,548 as trading swaps. Accordingly, the election of the fair value option for these swaps resulted in a reclassification of $(25,410) from accumulated OCI to opening distributions in excess of earnings as of January 1, 2008. At March 31, 2008, the Company had interest rate swaps with notional amounts aggregating $1,205,162 designated as trading derivatives. Trading derivatives with an estimated fair value of $770 are included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $58,981 are included in derivative liabilities on the consolidated statement of financial condition. For the three months ended March 31, 2008, the change in estimated fair value for these trading derivatives was a decrease of $29,513 and is included as a component of gain (loss) on securities held-for-trading on the consolidated statement of operations. At March 31, 2008, the $1,205,162 notional of swaps designated as trading derivatives had a weighted average remaining term of 3.1 years.

At March 31, 2008, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at March 31, 2008, of $285 which is included in derivative assets, and the change in estimated fair value related to this derivative of $90 is included as a component of gain (loss) in securities held-for-trading on the consolidated statement of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. The Company recorded foreign currency gains (losses) of $(8,041) and $1,484 for the three months ended March 31, 2008 and 2007, respectively.

Foreign currency agreements at March 31, 2008 consisted of the following:

	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(21,300)	$-	8.3 years
CDO currency swaps	$16,191	$-	9.6 years
Forwards	$(10,689)	$-	23 days

Consistent with SFAS No. 52, Foreign Currency Translation (“FAS 52”), FAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company primarily uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within accumulated OCI. For the three months ended March 31, 2008 the foreign currency gain translation included in accumulated OCI was $9,117. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

Note 15 NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Interest Income:
Interest from securities	$52,269	$48,180
Interest from commercial mortgage loans	23,732	11,166
Interest from commercial mortgage loan pools	12,865	13,132
Interest from cash and cash equivalents	1,064	924
Total interest income	89,930	73,402
Interest Expense:
Interest – securities	56,854	55,839
Total interest expense	56,854	55,839
Net interest income	$33,076	$17,563

Note 16 CURRENT AND SUBSEQUENT EVENTS IN THE CREDIT MARKETS

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007 and an additional $91,698 from January 1, 2008 through May 14, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the Company's investments, the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned factors could adversely affect one or more of the Company's repurchase counterparties providing funding for the Company's portfolio and could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing. This could potentially increase the Company's financing costs and reduce the Company's liquidity. If one or more major market participants fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, and such an event could negatively affect the value of the securities in the Company's portfolio, thus reducing the Company's net book value. Furthermore, if many of the Company's counterparties are unwilling or unable to provide the Company with additional financing, the Company could be forced to sell its investments at a time when prices are depressed. If this were to occur, it potentially could have a negative impact on the Company's compliance with the REIT asset and income tests necessary to fulfill the Company's REIT qualification requirements. In addition, the distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations.

In addition, the Company's liquidity also may be adversely affected by margin calls under the Company's repurchase agreements and credit facilities that are dependent in part on the valuation of the collateral to secure the financing. The Company's repurchase agreements and credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a significant amount of its liabilities to offset market value declines due to changes in interest rates but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of spread widening could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, during the first quarter of 2008, the capital markets have been marking down the value of all credit sensitive securities regardless of performance. The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months.

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

During the first quarter of 2008, the Company raised $7,513 of capital by issuing common shares under its sales agency agreement. Through May 14, 2008, the Company raised an additional $4,847 under the sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,425. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. As a result, $60,000 of unused borrowing capacity became available under this facility.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $65,649 of cash and cash equivalents held as of March 31, 2008 as well as from cash generated from the aforementioned capital raises (net of debt repayments) that occurred subsequent to March 31, 2008.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with more than $1.364 trillion of assets under management at March 31, 2008. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company’s asset types at March 31, 2008 and December 31, 2007:

	Carrying Value at
	March 31, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial real estate securities	$1,881,259	44.5%	$2,274,151	49.3%
Commercial real estate loans(1)	1,098,666	26.0	1,082,785	23.5
Commercial mortgage loan pools(2)	1,235,138	29.2	1,240,793	26.9
Commercial real estate equity(3)	9,350	0.2	9,350	0.2
Total commercial real estate assets	4,224,413	99.9	4,607,079	99.9
Residential mortgage-backed securities	1,009	0.1	10,183	0.1
Total	$4,225,422	100.0%	$4,617,262	100.0%

(1)	Includes equity investments in the Carbon Capital funds.
(2)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 5 of the consolidated financial statements.
(3)	Represents equity investment in Dynamic India Fund IV

During the three months ended March 31, 2008, the Company purchased a total of $53,515 of commercial real estate assets, which were all non-U.S. dollar denominated commercial mortgage-backed securities (“CMBS”).

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at March 31, 2008 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$1,463,133		$420,674		-	$1,235,138		$3,118,945	$3,118,945
GBP		£29,545		£44,888		-	-		£74,433	147,935
EURO		€146,615		€352,439		-	-		€499,054	790,776
Canadian Dollars	C$	87,794	C$	6,254		-	-	C$	94,048	91,660
Japanese Yen		¥4,132,728		-		-	-		¥4,132,728	41,520
Swiss Francs		-	CHF	23,962		-	-	CHF	23,962	24,227
Indian Rupees		-		-	Rs	374,187	-	Rs	347,187	9,350
Total USD Equivalent		$1,881,259		$1,098,666		$9,350	$1,235,138		$4,224,413	$4,224,413
(1) Includes the Company’s investments in the Carbon Capital Funds of $99,503 at March 31, 2008.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2007 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)
USD		$1,881,328		$445,618		$-	$1,240,793		$3,567,739	$3,567,739
GBP		£35,247		£45,944		-	-		£81,191	161,618
Euro		€131,645		€354,458		-	-		€486,103	710,707
Canadian Dollars	C$	89,805	C$	6,249		-	-	C$	96,054	97,324
Japanese Yen		¥4,378,759		-		-	-		¥4,378,759	39,196
Swiss Francs		-		CHF23,939		-	-	CHF	23,939	21,145
Indian Rupees		-		-	Rs	368,483	-	Rs	368,483	9,350
Total USD Equivalent		$2,274,151		$1,082,785		$9,350	$1,240,793		$4,607,079	$4,607,079
(1) Includes the Company's investments of $99,398 in the Carbon Capital Funds at December 31, 2007.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary foreign currency exposures are the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. dollar investments. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward commitments and swaps to hedge the net exposure.

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at March 31, 2008. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield

Investment grade CMBS	$239,972	$175,149	$72.99	$205,983	$85.84	6.89%
Investment grade REIT debt	121	117	96.32	123	101.41	5.27
CMBS rated BB+ to B	555,256	229,715	41.37	422,246	76.05	8.88
CMBS rated B- or lower	514,052	119,241	23.20	164,376	31.98	10.90
CDO Investments	347,807	37,926	10.90	63,390	18.23	22.39
CMBS Interest Only securities (“IOs”)	140,207	3,115	2.22	2,477	1.77	22.09
Multifamily agency securities	353	360	102.00	515	146.09	6.75

Total commercial real estate assets outside CDOs	1,797,768	565,623	31.46	859,110	47.79	9.82

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	517,518	605,092		567,121
Commercial mortgage loan pools	1,152,654	1,235,138	107.16	1,235,138	107.16	4.15
Commercial real estate	9,350	9,350		9,350
Total commercial real estate loans and equity outside CDOs	1,679,522	1,849,580	107.16	1,811,609	107.16	4.15

Commercial real estate assets included in CDOs
Investment grade CMBS	772,550	647,310	83.79	731,366	94.67	7.12
Investment grade REIT debt	223,324	219,685	98.37	224,539	100.54	5.85
CMBS rated BB+ to B	627,436	374,672	59.71	484,836	77.27	9.97
CMBS rated B- or lower	200,003	46,955	23.48	72,547	36.27	14.82
CDO Investments	4,000	2,880	72.00	3,509	87.72	7.81
Credit tenant lease	23,090	24,133	104.52	23,717	102.72	5.66
Commercial real estate loans	504,712	493,574	97.79	439,189	87.02	8.63
Total commercial real estate assets included in CDOs	2,355,115	1,809,209	76.82	1,979,703	84.06	8.28%
Total commercial real estate assets	$5,832,405	$4,224,413		$4,675,422

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company’s commercial real estate assets included in as well as outside of the Company’s CDOs at December 31, 2007:
Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield

Investment grade CMBS	$179,638	$149,856	$83.42	$158,216	$88.07	6.56%
Investment grade REIT debt	23,121	20,034	86.65	22,995	99.45	5.49
CMBS rated BB+ to B	546,299	316,210	57.88	417,204	76.37	8.71
CMBS rated B- or lower	513,189	144,797	28.21	166,381	32.42	10.73
CDO Investments	347,807	46,241	13.30	63,987	18.40	20.56
CMBS IOs	818,670	15,915	1.94	14,725	1.80	8.80
Multifamily agency securities	35,955	37,123	103.25	36,815	102.39	5.37
Total commercial real estate assets outside CDOs	2,464,679	730,176	29.61	880,323	35.70	9.34

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	531,516	618,328		601,144
Commercial mortgage loan pools	1,174,659	1,240,793	105.63	1,240,793	105.63	4.15
Commercial real estate	9,350	9,350		9,350
Total commercial real estate loans and equity outside CDOs	1,715,525	1,868,471	105.63	1,851,287	105.63	4.15

Commercial real estate assets included in CDOs
Investment grade CMBS	801,748	768,671	95.87	759,524	94.73	7.09
Investment grade REIT debt	223,324	226,060	101.23	224,608	100.57	5.85
CMBS rated BB+ to B	627,550	466,564	74.35	486,162	77.47	10.01
CMBS rated B- or lower	193,155	54,342	28.13	68,693	35.56	14.98
CDO Investments	4,000	3,390	84.75	3,483	87.07	7.79
Credit tenant lease	23,235	24,949	107.38	23,867	102.72	5.66
Commercial real estate loans	476,782	464,456	97.41	434,364	91.10	8.73
Total commercial real estate assets included in CDOs	2,349,794	2,008,432	85.47	2,000,701	85.14	8.28%
Total commercial real estate assets	$6,529,998	$4,607,079		$4,732,311

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At March 31, 2008, 49% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at March 31, 2008.

	Collateral at March 31, 2008		Debt at March 31, 2008
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$465,361	8.16%	$396,491	6.79%	1.37%
CDO II	301,961	7.79	269,250	5.66	2.13%
CDO III	380,030	7.11	376,108	4.73	2.38%
CDO HY3	415,094	9.80	373,070	5.62	4.18%
Euro CDO	422,912	8.34	417,530	5.73	2.61%
Total **	$1,985,358	8.28%	$1,832,449	5.72%	2.56%
* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company’s below investment grade CMBS investment activity is part of two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At March 31, 2008, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $59,621,932. At March 31, 2008, subordinated Controlling Class CMBS with a par of $1,582,866 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $713,850 were held as collateral by CDO HY1 and CDO HY2 (each as defined below).

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at March 31, 2008 was $313,882; the average credit protection, or subordination level, of this portfolio was 0.95%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at March 31, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,334	$132,667	47.84	$228,801	82.50	4.17%
BB	191,486	77,122	40.28	155,463	81.19	2.80%
BB-	185,771	83,999	45.22	134,218	72.25	4.88%
B+	106,575	42,831	40.19	69,479	65.19	2.21%
B	136,636	52,759	38.61	82,882	60.66	1.87%
B-	123,361	34,092	27.64	64,207	52.05	1.34%
CCC+	6,868	1,966	28.63	3,340	48.63	1.14%
CCC	22,314	4,809	21.55	7,658	34.32	0.88%
NR	532,521	98,701	18.53	137,274	25.78	n/a
Total	$1,582,866	$528,946	33.42	$883,322	55.81

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,946	$189,351	68.13	$228,054	82.05	3.59%
BB	191,808	117,702	61.36	154,916	80.77	2.55%
BB-	192,875	121,665	63.08	137,092	71.08	4.33%
B+	103,352	55,664	53.86	67,214	65.03	2.15%
B	140,275	71,947	51.29	83,949	59.85	1.76%
B-	123,683	49,817	40.28	63,282	51.17	1.29%
CCC	22,313	6,293	28.21	7,814	35.01	0.88%
NR	533,920	118,473	22.19	139,714	26.17	n/a
Total	$1,586,172	$730,912	46.08	$882,035	55.61

During the three months ended March 31, 2008, the loan pools were paid down by $1,126,054. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the three months ended March 31, 2008, one security in one of the Company’s Controlling Class CMBS was upgraded by at least one rating agency and five securities in one Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded six of the Company’s non-Controlling Class commercial real estate securities and downgraded four.

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

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $857,108 related to principal of the underlying loans will not be recoverable, of which $410,155 is expected to occur over the next five years. The total loss estimate of $857,108 represents 1.4% of the total underlying loan pools.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at March 31, 2008 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	$2,609,523	2.02%	0.81%
1999	$507,956	3.10%	0.83%
2001	$809,251	1.65%	0.83%
2002	$950,721	0.00%	0.62%
2003	$1,941,127	1.83%	0.87%
2004	$6,309,388	0.58%	0.39%
2005	$11,854,334	0.56%	0.41%
2006	$13,704,612	0.72%	0.27%
2007	$20,935,020	0.27%	0.17%
Total	$59,621,932	0.62%	0.34%*
* Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations. While the Company’s portfolio modestly under-performed the market in the first quarter, the absolute amount of the delinquencies experienced by the Company remains low. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risks” for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at March 31, 2008:

	March 31, 2008
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$105,194	16	0.18%
Past due 60 days to 89 days	$18,915	7	0.03%
Past due 90 days or more	$186,909	27	0.31%
Real Estate owned	$40,845	13	0.07%
Foreclosure	$15,120	2	0.03%
Total Delinquent	$366,983	65	0.62%
Total Collateral Balance	$59,621,932	4,814

Of the 65 delinquent loans at March 31, 2008, 13 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 50 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.62%. During 2008, the underlying collateral experienced early payoffs of $1,126,054, representing 1.89% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $498 were realized during three months ended March 31, 2008. This brings cumulative realized losses to $127,402, which is 13.0% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The profile of the loans underlying the Company’s CMBS by property type at March 31, 2008 was as follows:

	March 31, 2008 Exposure
Property Type	Collateral Balance	% of Total
Office	$20,145,993	33.8%
Retail	16,928,041	28.4
Multifamily	13,068,419	21.9
Industrial	4,512,265	7.6
Lodging	4,141,535	6.9
Healthcare	327,933	0.6
Other	497,746	0.8
Total	$59,621,932	100%

At March 31, 2008, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $354,376 lower than the adjusted cost for these securities, which consists of a gross unrealized gain of $4,041 and a gross unrealized loss of $358,417. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at March 31, 2008 represents approximately 55.8% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at March 31, 2008 represents approximately 33.4% of its par amount. As the portfolio matures, the Company expects to recoup the $354,376 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At March 31, 2008, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

The Company’s interest income calculated in accordance with Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) for its CMBS is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and taxable income.

Commercial Real Estate Loan Activity

The Company's commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

The following table summarizes the Company’s commercial real estate loan portfolio by property type at March 31, 2008 and December 31, 2007:

	Loans Outstanding				Weighted Average
	March 31, 2008		December 31, 2007		Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,152	5.2%	$52,209	5.3%	9.6%	9.6%
Office	45,574	4.6	45,640	4.6	10.3	10.3
Multifamily	175,092	17.5	174,873	17.8	9.9	9.7
Storage	32,220	3.2	32,307	3.3	9.1	9.1
Land	-	-	25,000	2.5	-	9.6
Hotel	12,149	1.2	12,208	1.2	10.4	10.9
Other Mixed Use	3,983	0.4	3,983	0.5	8.5	8.5
Total U.S.	321,170	32.1	346,220	35.2	9.8	9.7
Non U.S.
Retail	298,795	29.9	278,669	28.3	8.7	8.9
Office	257,768	25.8	238,691	24.3	8.4	8.8
Multifamily	44,318	4.4	41,403	4.2	8.4	8.6
Storage	50,789	5.1	51,272	5.2	9.2	9.5
Industrial	17,174	1.7	17,274	1.8	10.3	10.6
Hotel	4,169	0.4	5,016	0.5	10.0	10.1
Other Mixed Use	4,980	0.6	4,842	0.5	9.0	9.0
Total Non U.S.	677,993	67.9	637,167	64.8	8.7	8.9
Total	$999,163	100.0%	$983,387	100.0%	9.1%	9.2%

The Company did not purchase any commercial real estate loans during the three months ended March 31, 2008. During the quarter ended March 31, 2008, the Company received repayments of commercial real estate loans in the aggregate amount of $7,368.

The Company recorded a provision for loan losses of $25,190 for the three months ended March 31, 2008. This provision relates to one loan with a principal balance of $25,000 and accrued interest of $190. The loan is in default and due to the reduction in value of the underlying collateral below the principal balance of the loan, the Company believes the collectibility of the loan is not probable.

The Company invests in the Carbon Capital Funds which also invest in commercial real estate loans. For the three months ended March 31, 2008, the Company recorded $2,009 of income for the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by funding an additional investment of $636 during the first quarter of 2008. Paydowns in Carbon Capital Funds during the quarter totaled $41,487. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired.

The Company's investments in the Carbon Capital Funds are as follows:

	March 31, 2008	December 31, 2007
Carbon I	$1,707	$1,636
Carbon II	97,796	97,762
	$99,503	$99,398

As of March 31, 2008 Carbon II has three assets located in Florida that are in various stages of resolution. The properties consist on one hotel and two multifamily properties. Carbon II took title to one of the multifamily properties during 2007. During the three months ended March 31, 2008, Carbon II increased its loan loss reserves for the two loans by $498. At March 31, 2008 the total loan loss reserve for these loans is $3,830. For the property owned, Carbon II established an impairment charge of $5,181 during 2007.

During the first quarter of 2008, a $17,700 loan secured by four, Class-A, office buildings in Manhattan totaling three million square feet of space defaulted. The borrower defaulted at maturity in February 2008. The loan has been restructured, modified and extended to allow for an orderly liquidation of the collateral.  Interest to the Carbon II position will be paid, to the extent available, from available cash flow.  Carbon II believes a loan loss reserve is not necessary at March 31, 2008.

Subsequent to March 31, 2008, Carbon II experienced an additional loan default.  A modification and extension of this loan is being negotiated.  All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At March 31, 2008, the Company’s capital committed was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II. Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended March 31,		Variance
	2008	2007	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$43,624	$42,388	$1,236	2.9%
Commercial real estate loans	8,327	6,049	2,278	37.7%
Commercial mortgage loan pools	12,865	13,132	(267)	(2.0)%
Residential mortgage-backed securities	60	2,299	(2,239)	(97.4)%
Cash and cash equivalents	800	388	412	106.2%
Total U.S. interest income	$65,676	$64,256	$1,420	2.2%
Non-U.S dollar denominated income
Commercial real estate securities	$8,586	$3,493	$5,093	145.9%
Commercial real estate loans	15,404	5,117	10,287	201.0%
Cash and cash equivalents	264	536	(272)	(50.7)%
Total non-U.S. dollar denominated interest income	$24,254	$9,146	$15,108	165.2%
Total Interest Income	$89,930	$73,402	$16,528	22.5%

U.S. dollar denominated income

For the three months ended March 31, 2008 versus 2007, interest income from U.S. assets increased $1,420, or 2.2%. The Company continued to acquire commercial real estate securities and loans throughout 2007 which offset the decline in interest income resulting in the sale of residential mortgage-backed securities during 2007.

Non-U.S. dollar denominated income

For the three months ended March 31, 2008 versus 2007, interest income from non-U.S. assets increased $15,108, or 165.2%. The Company continues to increase its investment in non-U.S. dollar assets resulting in higher interest income from non-U.S. commercial real estate securities and loans. The Company has increased its investment portfolio outside the U.S. in order to provide geographic diversification.

The following table reconciles interest income and total income for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,		Variance
	2008	2007	Amount	%
Interest Income	$89,930	$73,402	$16,528	22.5%
Earnings from BlackRock
Diamond Property Fund, Inc.	-	5,970	(5,970)	(100.0)
Earnings from Carbon I	71	840	(769)	(91.6)
Earnings from Carbon II	1,938	3,146	(1,208)	(38.4)
Total Income	$91,939	$83,358	$8,581	10.3%

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

	For the three months ended March 31,		Variance
	2008	2007	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$18,629	$22,979	$(4,350)	(18.9)%
Commercial real estate securities	3,410	8,363	(4,953)	(59.2)
Commercial real estate loans	1,361	540	821	151.9
Commercial mortgage loan pools	12,207	12,400	(193)	(1.6)
Residential mortgage-backed securities	45	3,324	(3,279)	(98.6)
Senior convertible notes	2,313	-	2,313	100.0
Senior unsecured notes	3,058	1,347	1,711	127.0
Junior unsecured notes	3,267	3,280	(13)	(0.4)
Equity investments	158	-	158	100.0
Cash flow hedges	421	(438)	859	(196.1)
Hedge ineffectiveness*	79	(109)	188	(172.5)
Total U.S. Interest Expense	$44,948	$51,686	$(6,738)	(13.0)%
Non-U.S. dollar denominated interest expense
Euro CDO	$5,356	$3,692	$1,664	45.1
Commercial real estate securities	2,980	-	2,980	100.0
Commercial real estate loans	2,242	461	1,781	386.3
Junior subordinated notes	1,328	-	1,328	100.0
Total Non- U.S. Interest Expense	$11,906	$4,153	7,753	186.7%
Total Interest Expense	$56,854	$55,839	$1,015	1.8%
*See Note 14 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

U.S dollar denominate interest expense

For the three months ended March 31, 2008 versus 2007, U.S. dollar interest expense decreased $6,738 or 13.0%. The three month decrease was due to the sale of residential mortgage-backed securities during 2007 and the write-off of long-term debt issuance cost as required by FAS 159, offset by the issuance of convertible debt and senior notes.

Non-U.S. dollar denominated interest expense

For the three months ended March 31, 2008 versus 2007, non-U.S. dollar interest expense increased $7,753, or 186.7%. The three month increase was due to increased purchases of non-dollar securities and loans during the last three quarters of 2007.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company's liquidity. The Company's equity investments, which include the Carbon Capital Funds, also generate a significant portion of the Company's income.

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

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the three months ended March 31,
	2008	2007
Interest income	$89,930	$73,402
Interest expense related to the consolidation of commercial mortgage loan pools	(12,207)	(12,400)
Adjusted interest income	$77,723	$61,002

	For the three months ended March 31,
	2008	2007
Interest expense	$56,854	$55,839
Interest expense related to the consolidation of commercial mortgage loan pools	(12,207)	(12,400)
Hedge ineffectiveness	79	109
Adjusted interest expense	$44,726	$43,548

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

The following chart includes the adjusted interest income, adjusted interest expense, net interest margin and net interest spread for the Company's portfolio. The interest income and interest expense amounts exclude income and expense related to hedge ineffectiveness, and the gross-up effect of the consolidation of a variable interest entity (“VIE”) that includes commercial mortgage loan pools. The Company believes interest income and expense excluding the effects of these items better reflects the Company's net interest margin and net interest spread from the portfolio.

	For the three months ended March 31,
	2008	2007
Adjusted interest income	$77,723	$61,002
Adjusted interest expense	$44,726	$43,548
Adjusted net interest income ratios
Net interest margin	4.2%	2.1%
Average yield	9.8%	7.4%
Cost of funds	5.9%	5.9%
Net interest spread	3.9%	1.5%
Ratios including income from equity investments
Net interest margin	4.3%	3.1%
Average yield	9.8%	8.1%
Cost of funds	5.9%	5.9%
Net interest spread	3.9%	2.3%

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three months ended March 31, 2008 and 2007, respectively.

	For the three months ended March 31,		Variance
	2008	2007	Amount	%
Management fee	$3,275	$3,520	$(245)	(6.9)%
Incentive fee	10,544	2,724	7,820	287.1%
Incentive fee – stock based	399	709	(310)	(43.7)%
General and administrative expense	1,815	1,305	510	39.1%
Total other expenses	$16,033	$8,258	$7,775	94.2%

Under the terms of the management agreement in effect until March 31, 2008, management fees were based on 2% of average quarterly stockholders’ equity. The decrease of $245, or (6.9)%, is due to the decrease in the Company’s average stockholders’ equity. The Company’s incentive fee is based on the extent to which net income (before incentive fees) for a rolling four quarters exceeds a defined hurdle rate (See Note 13 of the consolidated financial statements). Net income (before incentive fees) of $115,517 for the twelve months ended March 31, 2008 resulted in $13,476 of incentive fees, $10,544 of which was recorded in the first quarter of 2008. Net income (before incentive fees) of $87,764 for the twelve months ended March 31, 2007 resulted in $7,474 of incentive fees, $2,724 of which was recorded in the first quarter of 2007. The decrease in incentive fee - stock based of $310 is due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of year end. The Company accrues the incentive fee - stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the quarter ended March 31, 2008 is primarily attributable to increased professional fees.

Other Gains (Losses): Gains on securities available-for-sale were $6,750 for the three months ended March 31, 2007. Upon the adoption of FAS 159 on January 1, 2008, all of the Company’s securities were transferred to securities held-for-trading and gains (losses) on securities held-for-trading totaled $71,037 and $(17) for the three months ended March 31, 2008 and 2007, respectively. The gain of $71,037 for the three months ended March 31, 2008 is comprised of realized losses of $(4,977) and unrealized losses on securities and swaps of $(402,304), offset by unrealized gains on liabilities of $478,318. Foreign currency gains (loss) were $(8,041) and $1,484 for the three months ended March 31, 2008 and 2007. Included in accumulated other comprehensive income (loss) was a $9,117 gain on foreign currency translation. As a result, the Company’s foreign currency economic gain for the three months ended March 31, 2008 was $1,076. This represents the net impact of the Company’s foreign currency exposure for the applicable periods. The losses on impairment of assets of $(1,198) for the three month period ended March 31, 2007 was related to the Company’s write down of certain CMBS as required by EITF 99-20.

Dividends Declared: On March 12, 2008, the Company declared distributions to its holders of Common Stock $0.30 per share, which were paid on April 30, 2008 to stockholders of record on March 31, 2008.

Changes in Financial Condition

Securities held-for-trading: The Company's securities held-for-trading, which are carried at estimated fair value, included the following at March 31, 2008 and December 31, 2007:

U.S. dollar denominated securities	March 31, 2008 Estimated Fair Value	Percentage	December 31, 2007 Estimated Fair Value (1)	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$3,115	0.2%	$15,915	0.7%
Investment grade CMBS	641,539	34.1	766,996	33.6
Non-investment grade rated subordinated securities	441,693	23.5	630,139	27.6
Non-rated subordinated securities	91,684	4.9	110,481	4.8
Credit tenant lease	24,133	1.3	24,949	1.1
Investment grade REIT debt	219,801	11.7	246,095	10.8
Multifamily agency securities	359	-	37,123	1.6
CDO investments	40,807	2.2	49,630	2.2
Total CMBS	1,463,131	77.9	1,881,328	82.4

Residential mortgage-backed securities:
Agency adjustable rate securities	-	-	1,193	0.1
Residential CMOs	587	-	627	0.0
Hybrid adjustable rate mortgages (“ARMs”)	422	-	8,363	0.4
Total RMBS	1,009	-	10,183	0.5
Total U.S. dollar denominated securities	$1,464,140	77.9	$1,891,511	82.9%

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	180,922	9.6	151,532	6.6
Non-investment grade rated subordinated securities	206,702	11.0	212,433	9.3
Non-rated subordinated securities	30,504	1.5	28,857	1.2
Total Non-U.S. dollar denominated securities	418,128	22.1	392,822	17.1%
Total securities	$1,882,268	100.0%	$2,284,333	100.0%
(1)	Includes securities available-for-sale at December 31, 2007, reclassified to securities held-for-trading in the first quarter of 2008.

The Company continues to purchase non-U.S. dollar denominated securities in order to increase geographic diversification. During the first quarter of 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs. In addition, the dislocation in the capital markets during the first quarter of 2008 caused CMBS spreads to widen significantly. This development resulted in a significant decline in the Company’s U.S. CMBS portfolio during the first quarter of 2008.

Borrowings: At March 31, 2008 and December 31, 2007, the Company's debt consisted of credit facilities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes, junior subordinated notes, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's securities available-for-sale, securities held-for-trading, and its commercial mortgage loans. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At March 31, 2008 and December 31, 2007, the Company had obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

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

The following table sets forth information regarding the Company's borrowings:

		March 31, 2008
	Market Value	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt*	$1,216,289	$1,832,449	$1,832,449	3.7 to 7 years
Commercial mortgage loan pools	1,213,143	1,213,143	1,213,143	0.8 to 10.7 years
Reverse repurchase agreements	4,515	4,515	80,171	11 days
Credit facilities	712,127	712,127	712,127	170 to 536 days
Senior convertible notes	67,696	80,000	80,000	19.4 years
Senior unsecured notes**	80,864	162,500	162,500	9.1 years
Junior unsecured notes	34,122	79,228	73,903	14.1 years
Junior subordinated notes***	68,986	180,477	180,477	27.9 years
Total	$3,397,742	$4,264,439
* Disclosed as adjusted issue price. Total par of the Company’s CDO debt at March 31, 2008 was $1,841,804.
** The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
*** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings. Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the three months ended March 31, 2008 were $60,001.

At March 31, 2008, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

	Reverse Repurchase Agreements	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Convertible Debt	Total Collateralized Borrowings
Weighted average yield	3.76%	4.86%	5.65%	3.99%	7.64%	7.59%	6.56%	11.75%	5.34%
Interest Rate
Fixed	-%	-%	6.80%	3.99%	7.64%	7.59%	6.56%	11.75%	6.17%
Floating	3.76%	4.86%	3.92%	-%	-%	-%	-%	-%	4.18%
Effective Yield
Fixed	-%	-%	7.30%	3.99%	7.64%	7.59%	6.56%	11.75%	6.44%
Floating	3.76%	4.86%	3.91%	-%	-%	-%	-%	-%	4.17%

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company's liabilities and the cost of borrowing.

Interest rate hedging instruments at March 31, 2008 and December 31, 2007 consisted of the following:

	At March 31, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$110,500	$(5,980)	$(1,612)	3.9
Trading swaps	1,205,162	656	-	3.1
CDO trading swaps	1,144,853	(58,867)	-	5.3
CDO LIBOR cap	85,000	285	1,407	5.2

	At December 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$231,500	$(12,646)	$(1,612)	6.7
CDO cash flow hedges	875,548	(25,410)	-	6.2
Trading swaps	1,218,619	(1,296)	-	4.2
CDO trading swaps	279,527	5	-	4.7
CDO LIBOR cap	85,000	195	1,407	5.4

Foreign currency agreements at March 31, 2008 and December 31, 2007 consisted of the following:

	At March 31, 2008
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(21,300)	-	8.3 years
CDO currency swaps	16,191	-	9.6 years
Forwards	(10,688)	-	23 days

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	8.6 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days

Capital Resources and Liquidity

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity has been directly linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007, and $91,698 from January 1, 2008 through May 14, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the Company's investments, the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned factors could adversely affect one or more of the Company's repurchase counterparties providing funding for the Company's portfolio and could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing. This could potentially increase the Company's financing costs and reduce the Company's liquidity. If one or more major market participants fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, and such an event could negatively affect the value of the securities in the Company's portfolio, thus reducing the Company's net book value. Furthermore, if many of the Company's counterparties are unwilling or unable to provide the Company with additional financing, the Company could be forced to sell its investments at a time when prices are depressed. If this were to occur, it potentially could have a negative effect on the Company's compliance with the REIT asset and income tests necessary to fulfill the Company's REIT qualification requirements. In addition, the distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations.

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

During the first quarter, the Company raised $7,513 of capital by issuing common shares under its sales agency agreement. Through May 14, 2008, the Company raised an additional $4,847 under the sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Cumulative Redeemable Convertible Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,425. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. As a result, $60,000 of unused borrowing capacity became available under this facility.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $65,649 of cash and cash equivalents held as of March 31, 2008 as well as from the aforementioned capital raises (net of debt repayments) that occurred subsequent to March 31, 2008.

Certain information with respect to the Company's borrowings at March 31, 2008 is summarized as follows:

Borrowing Type	Market Value of Borrowings	Amortized Cost of Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged
Reverse repurchase agreements	$4,515	$4,515	3.76%	11 days	$8,161
Credit facilities (1)	712,127	712,127	4.86%	343 days	1,002,638
Commercial mortgage loan pools	1,213,143	1,213,143	4.00%	4.66 years	1,235,138
CDOs (2)	1,216,289	1,832,449	5.65%	5.33 years	1,772,477
Senior unsecured notes (2)	80,864	162,500	7.59%	9.1 years	-
Junior unsecured notes (2)	34,122	79,227	6.56%	14.1 years	-
Senior convertible notes (2)	67,696	80,000	11.75%	19.4 years	-
Junior subordinated notes (2)	68,986	180,477	7.64%	27.9 years	-
Total Borrowings	$3,397,742	$4,264,438	5.34%	5.93 years	$4,018,414
(1) Includes $4,758 of borrowings under facilities related to commercial mortgage loan pools.

(2) As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain on liabilities on the consolidated statement of operations. For the three months ended March 31, 2008, $478,318 was recorded as a result of a reduction in the fair value of such liabilities.

At March 31, 2008, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$4,515	$-	$-	$-	$-	$-	$4,515
Credit facilities	-	-	537,968	174,159	-	-	712,127
Commercial mortgage loan pools	2,135	2,074	379,026	116,649	63,884	649,375	1,213,143
CDOs*	6,727	13,359	40,982	140,719	739,196	891,466	1,832,449
Junior unsecured notes	-	-	-	-	-	79,227	79,227
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$13,377	$15,433	$957,976	$431,527	$803,080	$2,043,045	$4,264,438

Reverse Repurchase Agreements and Credit Facilities

The Company is subject to financial covenants in its credit facilities.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with this extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1 and (vi) the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (as defined in the related guaranty), subject to certain exceptions before March 31, 2008. Mark-to-market indebtedness is generally defined under the related guaranty to mean short-term liabilities that have a margin call feature. The aforementioned covenants are the most restrictive covenants at March 31, 2008.

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") committed to provide a revolving credit loan facility (the "Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the manager of the Company.

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

The facility bears interest at a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees.

Amounts borrowed under the Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the Facility and reduce the outstanding balance.

The terms of the Facility gives the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the Facility, up to the Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the credit agreement) of those shares, unless the Company elects to prepay outstanding loans under the Facility in an amount equal to the Lender's desired share purchase amount and reduce the Facility's commitment amount accordingly, which may require termination of the Facility. If any loans are outstanding at the time of such purchase, the share purchase amount shall be reduced by the amount, and applied towards the repayment of all outstanding loans (and the reduction of the Facility's commitment amount) in the same manner as if the Company had prepaid such loans, and the balance of the share purchase amount available after such repayment, if any, shall be paid to the Company.

Outstanding borrowings at March 31, 2008 under the Facility totaled $52,500 and were repaid in full on April 8, 2008.

For the quarter ended March 31, 2008, the Company was in compliance with all covenants.

Preferred Equity Issuance

On April 4, 2008, the Company issued $70,125 of Series E Cumulative Redeemable Convertible Preferred Stock. Net proceeds were $70,069. Dividends are payable on the three new series of convertible preferred stock at a 12% coupon and the purchaser has the right to convert the preferred stock into common stock at $7.49 per share (a 12% premium to the closing price of the Company's common stock on March 28, 2008, the pricing date).

Common Equity Issuances

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, resulting in net proceeds of $23,356.

For the three months ended March 31, 2008, the Company issued 37,060 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $260.

For the three months ended March 31, 2008, the Company issued 1,174,383 shares of Common Stock under a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $7,513.

Off-Balance Sheet Arrangements

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

At March 31, 2008 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,857,019. The total par amount of CMBS issued by the 39 trusts was $67,597,670. One of the Company's 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 7 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $1,129,177 and $1,126,442 at March 31, 2008 and December 31, 2007, respectively.

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

The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at March 31, 2008 and December 31, 2007, respectively, was $60,787 and $61,206.

The Company also owns non-investment debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At March 31, 2008 and December 31, 2007, the Company's total maximum exposure to loss as a result of its investment in Leaf was $6,111 and $6,264, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company's trading securities. Operating activities used cash flows of $61,623 and provided cash flow of $164,739 for the three months ended March 31, 2008 and 2007, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increases operating cash flows. Net cash from trading securities provided an outflow of $48,916 and received $132,076 for the three months ended March 31, 2008 and 2007, respectively.

Net cash provided by investing activities consists primarily of the purchase, sale, and repayments on securities, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities provided cash flows of $126,570 and used cash flows of $208,374 during the three months ended March 31, 2008 and 2007, respectively. The variance in investing cash flows is primarily attributable to FAS 159 reclassifications of securities available-for-sale to operating activities and purchases of securities and funding of commercial mortgage loans.

Net cash provided by financing activities was an outflow for $92,324 for the three months ended March 31, 2008 versus a cash inflow of $29,751 for the three months ended March 31, 2007, respectively, primarily due to margin calls on reverse repurchase agreements and credit facilities during the first quarter of 2008.

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

On March 31, 2008, the Company’s unaffiliated directors approved an amended investment advisory agreement with the Manager. The amended Management Agreement will expire on March 31, 2009, unless extended. For the full one-year term of the renewed contract, the Manager has agreed to receive 100% of the management fee and any incentive fee in the Company's Common Stock. The stock issued to the Manager under this plan will be restricted from sale until six months after it is received.

Other significant changes pursuant to the amended Management Agreement include a reduction in the quarterly base management fee from 0.5000% of stockholders' equity to 0.3750% for the first $400 million in average total stockholders' equity; 0.3125% for the next $400 million of average total stockholders' equity and 0.2500% for the average total stockholders' equity in excess of $800 million. Under the terms of the prior Management Agreement, the Company paid the Manager a base management fee equal to 2.0% of the quarterly average total stockholders’ equity for the applicable quarter. The amended Management Agreement continues to provide that the Company will grant the Manager Common Stock equal to one-half of one percent (0.5%) of the total number of shares of the Company's Common Stock outstanding as of a specified date in the fourth quarter of each year.

The amended Management Agreement also provides for the Manager to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter's Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company's Common Stock multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company's Common Stock outstanding during the applicable quarterly period. The Management Agreement continues to provide that the incentive fee payable to the Manager shall be subject to a rolling four-quarter high watermark.

Under the terms of the prior Management Agreement, the Manager was entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock ($11.33 per common share at March 31, 2008). Additionally, up to 30% of the incentive fees earned in 2007 or after was paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Management fee	$3,275	$3,520
Incentive fee	10,544	2,724
Incentive fee – stock based	399	709
Total management and incentive fees	$14,218	$6,953

At March 31, 2008 and 2007, respectively, management and incentive fees of $13,366 and $11,248 remain payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $125 and $117 for certain expenses incurred on behalf of the Company during the three months ended March 31, 2008 and 2007, respectively.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2008 and 2007, the Company recorded administration and investment accounting fees of $255 and $181, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a $60,000 credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. The facility has a term of 364 days with two 364-day extension periods, subject to lender approval. The facility is collateralized by a pledge of the Company’s investment in Carbon II and gives the lender the option to purchase the Carbon II investment at fair market value (as determined by the terms of the agreement) from the Company. Outstanding borrowings at March 31, 2008 under this facility totaled $52,500 and were repaid in full on April 8, 2008.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at March 31, 2008 was $1,707. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On March 31, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at March 31, 2008 was $97,796. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On March 31, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

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

The Company and certain subsidiaries have elected to be treated as taxable REIT subsidiaries.  This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At December 31, 2007, all of the Company's short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. The primary risks associated with acquiring and financing these assets under repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 2.0 years based on net asset value at March 31, 2008. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $16,000.

The Company also focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At March 31, 2008, economic duration for the Company's entire portfolio was 2.4 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.4%.

The GAAP book value of the Company’s common stock is $10.28 per share. As indicated in the table above a 100 basis point change in interest rates will change reported book value by approximately 2.4%, or $19,000. However, the duration of the Company’s portfolio not financed with match funded debt is 2.0. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $16,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at March 31, 2008. Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, +/- Basis Points	Projected Change in Earnings per Share
-200	$0.02
-100	$0.01
-50	$0.00
Base Case
+50	$(0.00)
+100	$(0.01)
+200	$(0.02)

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

All loans are subject to a certain probability of default. Before acquiring a Controlling Class security, the Company will perform an analysis of the quality of all of the loans proposed. As a result of this analysis, loans with unacceptable risk profiles are either removed from the proposed pool or the Company receives a price adjustment. The Company underwrites its Controlling Class CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and these defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The yields on higher rated securities (B or higher) are generally sensitive to changes in timing of projected losses and prepayments rather than the severity of the losses themselves. The yields on the lowest rated securities (B- or lower) are more sensitive to the severity of losses and the resulting impact on future cash flows.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.63 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company's net income to decrease.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2008.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

At March 31, 2008, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company issued 316,320 shares of unregistered common stock with an aggregate value of $2,116 to BlackRock Financial Management, Inc., the manager of the Company (the "Manager"), under the Company's 2006 Stock Award and Incentive Plan (the "Plan") and pursuant to the provision of the amended and restated investment advisory agreement, dated as of March 15, 2007, between the Company and the Manager (the "Management Agreement") requiring the Company to grant to the Manager a number of shares of Company common stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock outstanding as of December 31 of each year in which the Management Agreement is in effect.The issuance of common stock was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Exchange Act Rule (3a-14b)/15d-14(a) Certification of Chief Executive Officer
31.2	Exchange Act Rule (3a-14b)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: May 15, 2008	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner
Title: Chief Executive Officer

Dated: May 15, 2008	By:	/s/ James J. Lillis
Name: James J. Lillis
Title: Chief Financial Officer