Form 10-Q
period 2008-06-30
ANTHRACITE CAPITAL INC
filed 2008-08-11
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

At August 1, 2008, 73,918,326 shares of common stock ($0.001 par value per share) were outstanding.

ANTHRACITE CAPITAL, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	4

	Consolidated Statements of Financial Condition (Unaudited)
	At June 30, 2008 and December 31, 2007	4

	Consolidated Statements of Operations (Unaudited)
	For the Three and Six Months Ended June 30, 2008 and 2007	5

	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
	For the Six Months Ended June 30, 2008	6

	Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30, 2008 and 2007	7

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	72

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders	73

Item 5.	Other Information

Item 6.	Exhibits	75

SIGNATURES		76

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

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(in thousands, except share data)

	June 30, 2008		December 31, 2007
ASSETS
Cash and cash equivalents		$38,684		$91,547
Restricted cash equivalents		15,807		32,105
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$797,327		$1,380
Investment grade CMBS	1,104,751		15,923
Residential mortgage-backed securities (“RMBS”)	973		901
Total securities held-for-trading		1,903,051		18,204
Securities available-for-sale, at estimated fair value:
Subordinated CMBS	$-		1,026,773
Investment grade CMBS	-		1,230,075
RMBS	-		9,282
Total securities available-for-sale		-		2,266,130
Commercial mortgage loans (net of loan loss reserve of $25,000 in 2008)		993,382		983,387
Commercial mortgage loan pools, at amortized cost		1,229,442		1,240,793
Equity investments		138,310		108,748
Derivative instruments, at estimated fair value		406,202		404,910
Other assets (includes $2,210 at estimated fair value in 2008)		71,948		101,886
Total Assets		$4,796,826		$5,247,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$233,251		$293,287
Secured by pledge of investment grade CMBS	146,495		207,829
Secured by pledge of commercial mortgage loans	225,813		244,476
Collateralized debt obligations ("CDOs") (at estimated fair value in 2008)	1,252,224		1,823,328
Senior unsecured notes (at estimated fair value in 2008)	85,204		162,500
Senior convertible notes (at estimated fair value in 2008)	71,160		80,000
Junior unsecured notes (at estimated fair value in 2008)	35,611		73,103
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value in 2008)	72,829		180,477
Secured by pledge of commercial mortgage loan pools	1,211,909		1,225,223
Total borrowings		3,334,496		4,290,223
Payable for investments purchased		-		4,693
Distributions payable		26,135		21,064
Derivative instruments, at estimated fair value		433,850		442,114
Other liabilities		39,936		38,245
Total Liabilities		3,834,417		4,796,339
12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,289		-
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,289		-

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 73,309,064 shares issued and outstanding in 2008; 63,263,998 shares issued and outstanding in 2007		73		63
Additional paid-in capital		762,843		691,071
Retained earnings (distributions in excess of earnings)		11,654		(122,738)
Accumulated other comprehensive income (loss) (“OCI”)		2,567		(255,719)
Total Stockholders’ Equity		915,831		451,371
Total Liabilities, Mezzanine and Stockholders’ Equity		$4,796,826		$5,247,710

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income:
Interest from securities	$50,604	$49,457	$102,874	$97,636
Interest from commercial mortgage loans	23,100	18,282	46,831	29,449
Interest from commercial mortgage loan pools	12,801	13,002	25,666	26,133
Earnings (loss) from equity investments	(2,566)	12,413	(557)	22,369
Interest from cash and cash equivalents	918	939	1,982	1,863
Total income	84,857	94,093	176,796	177,450

Expenses:
Interest	50,683	60,085	107,536	115,924
Management and incentive fees	4,940	7,729	19,159	14,682
General and administrative expense	1,866	1,519	3,682	2,824
Total expenses	57,489	69,333	130,377	133,430

Other gains (losses):
Realized gain (loss) on securities and swaps held-for-trading, net	(4,860)	388	(9,835)	371
Unrealized gain (loss) on securities held-for-trading	44,453	-	(325,327)	-
Unrealized gain on swaps classified as held-for-trading	37,572	-	5,048	-
Unrealized gain (loss) on liabilities	(72,061)		406,257
Gain on sale of securities available-for-sale, net	-	158	-	6,908
Provision for loan loss	-	-	(25,190)	-
Foreign currency gain (loss)	(2,145)	1,371	(10,186)	2,855
Loss on impairment of assets	-	(2,900)	-	(4,098)
Total other gains (losses)	2,959	(983)	40,767	6,036

Net income	30,327	23,777	87,186	50,056

Dividends on preferred stock	5,083	3,127	8,209	5,403

Net income available to common stockholders	25,244	$20,650	78,977	$44,653

Net income per common share, basic:	$0.36	$0.35	$1.19	$0.76

Net income per common share, diluted:	$0.34	$0.34	$1.09	$0.76

Weighted average number of shares outstanding:
Basic	69,458,370	59,568,356	66,437,973	58,715,762
Diluted	85,846,376	59,891,468	78,340,316	58,878,837

Dividend declared per share of common stock	$0.31	$0.30	$0.61	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2008
(in thousands)

					Retained
	Common	Series	Series		Earnings	Accumulated
	Stock,	C	D	Additional	(Distributions	Other		Total
	Par	Preferred	Preferred	Paid-In	in Excess	Comprehensive	Comprehensive	Stockholders'
	Value	Stock	Stock	Capital	of Earnings)	Income (Loss)	Income	Equity
Balance at January 1, 2008	$63	$55,435	$83,259	$691,071	$(122,738)	$(255,719)		$451,371
Cumulative effect of adjustment from adoption of SFAS No. 159					97,578	253,045		350,623
Net income					87,186		$87,186	87,186
Unrealized loss on cash flow hedges						(5,208)	(5,208)	(5,208)
Reclassification adjustments from cash flow hedges included in net income						1,124	1,124	1,124
Foreign currency translation						9,325	9,325	9,325
Other comprehensive income							5,241
Comprehensive income							92,427
Dividends declared-common stock					(42,163)			(42,163)
Dividends on preferred stock					(8,209)			(8,209)
Issuance of common stock	10			71,772				71,782
Balance at June 30, 2008	$73	$55,435	$83,259	$762,843	$11,654	$2,567		$915,831

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$87,186	$50,056
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in trading securities	3,450	132,870
Purchase of securities held-for-trading	(53,515)
Unrealized loss on securities held-for-trading	321,885	-
Unrealized gain on swaps classified as held-for-trading	(5,048)	-
Realized loss on securities and swaps held-for-trading, net	3,103	(7,279)
Unrealized gain on liabilities	(406,257)	-
Earnings from subsidiary trust	(210)	(209)
Distributions from subsidiary trust	209	209
Loss (earnings) from equity investments	557	(22,369)
Distributions of earnings from equity investments	1,904	8,878
Provision for loan loss	25,190	-
Discount accretion, net	(7,470)	(3,545)
Loss on impairment of assets	-	4,098
Unrealized net foreign currency gain	(8,850)	(10,323)
Non-cash management and incentive fees	8,502	2,893
(Disbursements) proceeds from termination of interest rate swap agreements	(17,101)	7,412
Amortization of terminated interest rate swaps from OCI	1,124	763
Increase in other assets	(7,530)	(8,911)
(Decrease) increase in other liabilities	(1,473)	5,065
Net cash (used in) provided by operating activities	(54,344)	159,608
Cash flows from investing activities:
Purchase of securities	-	(215,210)
Proceeds from sale of securities	74,272	50,335
Principal payments received on securities	54,425	42,659
Funding of commercial mortgage loans	(2,286)	(574,980)
Repayments received from commercial mortgage loans	14,140	155,173
Repayments received from commercial mortgage loan pools	5,088	12,436
Decrease in restricted cash equivalents	16,298	40,548
Investment in equity investments	(35,323)	(25,209)
Net cash provided by (used in) investing activities	126,614	(514,248)
Cash flows from financing activities:
(Decrease) increase in borrowings under reverse repurchase agreements and credit facilities:
Secured by pledge of subordinated CMBS	(61,907)	98,677
Secured by pledge of investment grade CMBS	(62,175)	(39,753)
Secured by pledge of commercial mortgage loans	(21,570)	218,940
Secured by pledge of securities held-for-trading	-	(127,249)
Repayments of borrowings secured by commercial mortgage loan pools	(6,458)	(12,849)
Repayments of collateralized debt obligations	(43,603)	(29,447)
Issuance of collateralized debt obligations	-	23,875
Issuance costs for collateralized debt obligations	-	(1,518)
Issuance of senior unsecured notes	-	87,500
Issuance costs of senior unsecured notes	-	(2,456)
Issuance of junior unsecured notes	-	67,528
Issuance costs of junior unsecured notes	-	(2,113)
Dividends paid on preferred stock	(6,885)	(4,217)
Proceeds from issuance of preferred stock, net of offering costs	69,866	83,267
Proceeds from issuance of common stock, net of offering costs	43,213	66,297
Dividends paid on common stock	(38,416)	(33,685)
Net cash (used in) provided by financing activities	(127,935)	392,797
Effect of exchange rate changes on cash and cash equivalents	2,802	3,171
Net increase, (decrease) in cash and cash equivalents	(52,863)	41,328
Cash and cash equivalents, beginning of period	91,547	66,388
Cash and cash equivalents, end of period	38,684	$107,716

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$108,769	$109,355
Series E-3 preferred stock conversion	$23,289	-
Incentive fees paid by the issuance of common stock	$5,280	$5,250
Investments purchased not settled	-	$66,211
Commercial mortgage loans purchased not settled	-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Note 1	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the "Company"), was incorporated in Maryland in November 1997, commenced operations on March 24, 1998 and is organized as a real estate investment trust ("REIT"). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yield commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company’s ongoing investment activities primarily encompass three core investment activities:
1)	Commercial Real Estate Securities
2)	Commercial Real Estate Loans
3)	Commercial Real Estate Equity

The accompanying June 30, 2008 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company’s assets and long-term liabilities, credit analysis related to certain of the Company's securities, and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effects that FAS 161 will have on the disclosures included in the Company’s consolidated financial statements.

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

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on its consolidated statement of operations. However, in a transaction in which securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale under the provisions of FAS 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of this FSP, but the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and may be instead required to treat the Company's net investment in such assets as a derivative.  If it is determined that these transactions should be treated as derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company's consolidated financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders' equity would not be materially affected. At June 30, 2008, the Company has identified securities held-for-trading with a fair value of approximately $126,005 which had been purchased from and financed with reverse repurchase agreements totaling approximately $116,642 with the same counterparty since their purchase.  If the Company were required to change the current accounting treatment for these transactions at June 30, 2008 to that required by this FSP, total assets and total liabilities would be reduced by approximately $116,642.

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

The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying loans as controlling class CMBS ("Controlling Class"). The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity ("QSPE") criteria. As a result, the Company does not consolidate these entities.

In April 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs to be analyzed for consolidation according to FIN 46R. The FASB also proposed that an entity review VIEs at each reporting period to reconsider whether an entity is a VIE and to determine the primary beneficiary. While the revised standards have not been finalized and the Board’s proposals will be subject to a public comment period, this change may affect the Company’s consolidated financial statements as the Company may be required to consolidate entities that had previously been determined to qualify as QSPEs. The FASB proposed that the amendments to SFAS 140 and FIN 46R be effective for new and existing transactions for fiscal years and interim periods beginning after November 15, 2009. The Company will continue to evaluate the impact of these changes on its consolidated financial statements once these changes to current GAAP become finalized.

Convertible Debt Instruments

In May 2008, FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) was issued. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted. The FSP is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company is currently evaluating the impact of adopting FSP APB 14-1 on the consolidated financial statements.

Note 2	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of convertible senior notes and cumulative convertible redeemable preferred stock is calculated using the "if converted" method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings per share	$25,244	$20,650	$78,977	$44,653
Interest expense on convertible senior notes	2,370	-	4,683	-
Dividends on Series E convertible stock	1,929	-	1,929	-
Numerator for diluted earnings per share	$29,543	$20,650	$85,589	$44,653

Denominator:
Denominator for basic earnings per share— weighted average common shares outstanding	69,458,370	59,568,356	66,437,973	58,715,762
Dilutive effect of stock options	-	2,480	-	2,760
Assumed conversion of convertible senior notes	7,416,680	-	7,416,680	-
Assumed conversion of Series E convertible preferred stock	8,604,781	-	4,302,390	-
Dilutive effect of stock based incentive fee	366,545	320,632	183,273	160,315
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	85,846,376	59,891,468	78,340,316	58,878,837

Basic net income per weighted average common share:	$0.36	$0.35	$1.19	$0.76
Diluted net income per weighted average common share and common share equivalents:	$0.34	$0.34	$1.09	$0.76

Total anti-dilutive stock options excluded from the calculation of net income per share were 10,000 for the three and six months ended June 30, 2008. Total anti-dilutive stock options excluded from the calculation of net income per share were 1,380,151 for the three and six months ended June 30, 2007.

Note 3	FAIR VALUE DISCLOSURES

The Company adopted FAS 157 as of January 1, 2008, which requires, among other things, enhanced disclosures about financial instruments that are measured and reported at fair value. Financial instruments include the Company’s securities classified as held-for-trading, long-term liabilities as well as derivatives accounted for at fair value.

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

FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Instruments are categorized based on the lowest level input that is significant to the valuation. The three broad levels defined by the FAS 157 hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Level 1 assets include highly liquid cash instruments with quoted prices such as agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level 2 - Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives. The Company has determined that the following instruments are Level 2: interest rate swaps, currency swaps and foreign currency forward commitments.

Level 3 - Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities. The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases, management uses broker quotes as being indicative of fair values. Management also uses broker quotes for CDO liabilities. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of June 30, 2008 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of June 30, 2008. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$-	$-	$797,327	$797,327
Investment grade CMBS	-	-	1,104,751	1,104,751
RMBS	-	-	973	973
Derivative instruments	-	406,202	-	406,202
Investments in equity of subsidiary trusts*	-	-	2,210	2,210
Total	$-	$406,202	$1,905,261	$2,311,463
* Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$-	$-	$85,204	$85,204
Senior convertible notes	-	-	71,160	71,160
Junior unsecured notes	-	-	35,611	35,611
Junior subordinated notes	-	-	72,829	72,829
CDOs	-	-	1,252,224	1,252,224
Derivative instruments	-	433,850	-	433,850
Total	$-	$433,850	$1,517,028	$1,950,878

The following table presents the changes in Level 3 assets for the three months ended June 30, 2008:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior Subordinated Notes
Balance at April 1, 2008	$808,510	$1,072,749	$1,009	$2,093
Net purchases (sales)	(1,870)	(14,480)	(59)	-
Net transfers in (out)	-	-	-	-
Gains (losses) included in earnings	(8,573)	45,885	23	117
Gains included in OCI (1)	(740)	597	-	-
Balance at June 30, 2008	$797,327	$1,104,751	$973	$2,210
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (2)	$(7,376)	$47,519	$23	$117
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (3)	$(1,197)	$(1,634)	$-	$-
(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 assets for the six months ended June 30, 2008:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior Subordinated Notes
Balance at January 1, 2008	$1,028,153	$1,245,998	$10,183	$3,135
Net purchases (sales)	954	(68,321)	(9,282)	-
Net transfers in (out)	-	-	-	-
Gains (losses) included in earnings	(239,508)	(76,253)	72	(925)
Gains included in OCI (1)	7,728	3,327	-	-
Balance at June 30, 2008	$797,327	$1,104,751	$973	$2,210
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (2)	$(245,381)	$(79,549)	$72	$(925)
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (3)	$5,873	$3,296	$-	$-
(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended June 30, 2008:

	CDOs	Senior unsecured notes	Senior convertible notes	Junior unsecured notes	Trust preferred
Balance at April 1, 2008	$1,216,289	$80,864	$67,696	$34,122	$68,986
Paydowns	(20,168)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	58,475	4,340	3,464	1,489	3,843
Losses included in OCI (1)	(2,372)	-	-	-	-
Balance at June 30, 2008	1,252,224	85,204	71,160	35,611	72,829
Amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at June 30, 2008 (2)	58,475	4,340	3,464	1,939	3,843
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2008 (3)	$-	$-	$-	$(450)	$-
(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the six months ended June 30, 2008:

	CDOs	Senior unsecured notes	Senior convertible notes	Junior unsecured notes	Trust preferred
Balance at January 1, 2008	$1,598,502	$114,473	$70,186	$44,833	$103,312
Paydowns	(43,603)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	(332,582)	(29,269)	974	(9,222)	(30,483)
Losses included in OCI (1)	29,907	-	-	-	-
Balance at June 30, 2008	1,252,224	85,204	71,160	35,611	72,829
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2008 (2)	(332,582)	(29,269)	974	(14,897)	(30,483)
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2008 (3)	$-	$-	$-	$5,675	$-
(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statement of financial condition by caption and by level within the FAS 157 valuation hierarchy as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2008:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loan(1)	$-	$-	$-	$-
Total assets at fair value on a nonrecurring basis	-	-	-	-

(1)
The Company recorded a provision for loan loss in the amount of $25,190 for the six months ended June 30, 2008. This provision relates to one loan with a principal balance of $25,000 and accrued interest of $190. This charge resulted in one loan that was identified as impaired and for which the fair value was zero at June 30, 2008.

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
(1) Prior to January 1, 2008, the Company’s CDO interest rate swaps and the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these swaps and securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

Valuation

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

Investments in mortgage backed securities and derivative instruments - The fair value of these assets is determined by reference to index pricing and market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  The Company utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

Collateralized debt obligations - The fair value of these liabilities are based on market prices provided by certain dealers who make a market in this sector, although such markets may be inactive. The dealers use models that considered, among other things, (i) anticipated cash flows (ii) current market credit spreads, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar bonds. The Company performs additional analysis on prices received from the brokers.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating and adjustments are made as deemed necessary by management to capture current market information.

Senior convertible notes - The Company used the mid-point of a bid/ask price obtained from a dealer in this market. The bid/ask price represented the price the counterparty was willing to transact at on the measurement date of June 30, 2008 understanding that it is an over the counter market that requires direct communication with the counterparty to execute the transaction. The counterparty utilizes a model to publish such price and consideration into such model include, among other things (i) anticipated cash flows, (ii) current market credit spreads and (iii)  market transactions of similar bonds.

Senior and junior unsecured notes and trust preferred securities - The estimated fair values of these liabilities were developed based on the price obtained by the Company for the senior convertible notes. The senior convertible notes are senior to the unsecured and trust preferred securities. The Company priced the senior convertible bond without the conversion option to obtain a straight bond price, converted that price to a spread to swaps and then applied an additional spread to account for the fact that these liabilities were junior to those notes. The Company was able to compare the change in implied spreads for these bonds to published spreads for CMBS securities which was deemed to be a reasonable comparison for these liabilities.

Note 4	SECURITIES HELD-FOR TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the three and six months ended June 30, 2008, respectively, $44,453 and $(325,327) were recorded as unrealized gain (loss) on the securities and is included in gain (loss) on securities held-for-trading on the consolidated statement of operations. The estimated fair value of securities held-for-trading at June 30, 2008 is summarized as follows:

Security Description	Estimated Fair Value
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$694,844
Non-investment grade rated subordinated CMBS	456,261
Non-rated subordinated CMBS	85,804
CMBS interest only securities (“IOs”)	4,427
Credit tenant leases	23,030
Investment grade REIT debt	205,846
Multifamily agency securities	357
CDO investments - investment grade	2,840
CDO investments - non-investment grade	32,733
Total CMBS	1,506,142

RMBS:
Residential CMOs	555
Hybrid adjustable rate mortgages (“ARMs”)	418
Total RMBS	973
Total U.S. dollar denominated	1,507,115

Non-U.S. Dollar Denominated:
Investment grade CMBS	173,407
Non-investment grade rated subordinated CMBS	193,271
Non-rated subordinated CMBS	29,258
Total non-U.S. dollar denominated	395,936
Total securities held-for-trading	$1,903,051

At June 30, 2008, an aggregate of $1,847,589 in estimated fair value of the Company's securities held-for-trading was pledged to secure its collateralized borrowings.

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

At June 30, 2008, the anticipated reported yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 10.00% per annum. The anticipated reported yield of the Company's investment grade securities was 6.9%. The Company's anticipated yields to maturity on its subordinated CMBS and other securities are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere in this report, will be achieved.

Note 5	COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at June 30, 2008 and December 31, 2007:

	Loan Outstanding				Weighted
	June 30, 2008		December 31, 2007		Average Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,437	5.30%	$52,209	5.3%	9.6%	9.6%
Office	45,549	4.6	45,640	4.6	10.3	10.3
Multifamily	175,301	17.6	174,873	17.8	9.9	9.7
Storage	32,159	3.2	32,307	3.3	9.1	9.1
Land(1)	-	-	25,000	2.5	-	9.6
Hotel	12,302	1.2	12,208	1.2	10.4	10.9
Other Mixed Use	3,994	0.4	3,983	0.5	8.5	8.5
Total U.S.	321,742	32.4	346,220	35.2	9.8	9.7
Non-U.S.
Retail	293,915	29.6	278,669	28.3	8.7	8.9
Office	255,904	25.8	238,691	24.3	8.4	8.8
Multifamily	44,139	4.4	41,403	4.2	8.5	8.6
Storage	51,352	5.2	51,272	5.2	9.2	9.5
Industrial	17,202	1.7	17,274	1.8	10.3	10.6
Hotel	4,175	0.4	5,016	0.5	10.0	10.1
Other Mixed Use	4,953	0.5	4,842	0.5	9.0	9.0
Total Non-U.S.	671,640	67.6	637,167	64.8	8.7	8.9
Total	$993,382	100.00%	$983,387	100.00%	9.00%	9.20%
(1)	Net of a loan loss reserve of $25,000 at June 30, 2008.

As of June 30, 2008, the Company’s loans had the following maturity characteristics:

Year of maturity	Number of loans maturing	Current carrying value	% of total
2008	1	35,921	3.6%
2009	-	-	0.0%
2010	3	24,783	2.5%
2011	15	304,444	30.6%
2012	18	264,058	26.6%
Thereafter	23	364,176	36.7%
Total	60	993,382	100.0%

Activity for the six months ended June 30, 2008 was as follows:

Book Value
Balance at December 31, 2007	$983,387
Investments in commercial mortgage loans	2,286
Proceeds from repayment of mortgage loans	(14,140)
Provision for loan loss	(25,000)
Foreign currency	42,863
Discount accretion, net	3,986
Balance at June 30, 2008	$993,382

The Company recorded a provision for loan losses of $25,190 for the six months ended June 30, 2008. This provision relates to one loan with a principal balance of $25,000 and accrued interest of $190. The loan is in default and due to the reduction in value of the underlying collateral below the principal balance of the loan, the Company believes the collectibility of the loan is not probable.

Changes in the reserve for possible loan losses were as follows:

Provision for possible loan losses, December 31, 2007	$-
Provision for loan losses	25,190
Reserve for possible loan losses, June 30, 2008	$25,190

Subsequent to June 30, 2008, one of the Company’s mezzanine loans with a carrying value of $35,921 defaulted. The borrower executed a standstill agreement which is being extended to allow time to conclude an extension agreement. As of June 30, 2008, the Company concluded that a loan loss reserve is not necessary.

Note 6	COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust representing a Controlling Class interest. The Company obtained a greater degree of influence over the disposition of the commercial mortgage loans than is typically granted to the special servicer. As a result of this expanded influence, the trust was not a QSPE and FIN 46R required the Company to consolidate the assets, liabilities and results of operations of the trust.

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

For the six months ended June 30, 2007, changes in timing of assumed credit loss and prepayments on three CMBS required an impairment charge totaling $2,777. Also, the Company increased its underlying loss expectations for one below investment grade European CMBS during the six months ended June 30, 2007, resulting in an additional impairment charge of $1,321.

As a result of the adoption of FAS 159 on January 1, 2008, the Company will no longer assess securities elected under the fair value option for other-than-temporary impairment because the changes in fair value are recorded in the statement of operations rather than as an adjustment to OCI in stockholders’ equity.

Note 8	EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the six months ended June 30, 2008:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2007	$1,636	$97,762	$9,350	$-	$-	$108,748
Contributions to investments	-	-	-	1,137	30,886	32,023
Equity earnings	75	(600)	-	(48)	16	(557)
Distributions of earnings	-	(1,904)	-	-	-	(1,904)
Balance at June 30, 2008	$1,711	$95,258	$9,350	$1,089	$30,902	$138,310
* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting. The Company invested $3,300 in the Dynamic India Fund IV in the fourth quarter of 2007 that did not settle until the first quarter of 2008.

At June 30, 2008, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Capital Funds”). The Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 12 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and Carbon I is in liquidation.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007.

As of June 30, 2008 Carbon II has three assets located in Florida that are in various stages of resolution. The properties consist of one hotel and two multifamily properties. Carbon II took title to one of the multifamily properties during 2007. During the six months ended June 30, 2008, Carbon II increased its loan loss reserves for two loans by $911. At June 30, 2008 the total loan loss reserve for these loans is $4,242. For the property owned, Carbon II recognized an impairment charge of $5,181 during 2007.

During the first quarter of 2008, a $17,700 loan secured by four Class-A office buildings in Manhattan totaling three million square feet of space defaulted at maturity in February 2008. The loan has been restructured, modified and extended.  However, Carbon II established a loan loss reserve of $17,700 during the second quarter of 2008 based upon management's assessment of the probability of recovery.

During the second quarter of 2008, a $30,000 first leasehold mortgage on a 43.9 acre tract of land in Las Vegas, zoned for commercial use, went into default. Carbon II is engaged in workout discussions, and other alternatives are being explored. Carbon II believes a loan loss reserve is not necessary at June 30, 2008. All other commercial real estate loans in Carbon II are performing as expected.

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At June 30, 2008, the Company’s capital committed was $11,000, of which $9,350 had been drawn.

The Company will invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV will invest in U.S. CMBS rated higher than BB. As of June 30, 2008, the Company had invested $1,137 in AHR JV. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,886 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV will invest in investments backed by non-U.S. real estate assets. The Company will invest on a deal-by-deal basis and has no committed capital obligation. The Company is utilizing the joint venture structure to increase its capacity to invest in larger and more diverse transactions given the current market’s elevated level of risk. The other shareholder in AHR International JV is managed by or otherwise associated with an affiliate of Credit Suisse.

Note 9	BORROWINGS

The Company's borrowings consist of reverse repurchase agreements, credit facilities, CDOs, senior unsecured notes, senior convertible debt, junior unsecured notes, trust preferred securities, and commercial mortgage loan pools.

Certain information with respect to the Company's borrowings at June 30, 2008 is summarized as follows:

Borrowing Type	Market Value	Adjusted Issuance Price	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged

Credit facilities (1)	$610,317	$610,317	4.92%	323 days	$858,382
Commercial mortgage loan pools	1,207,151	1,207,151	4.00%	4.42 years	1,229,442
CDOs (2)	1,252,224	1,810,258	5.71%	5.13 years	1,854,758
Senior unsecured notes (2)	85,204	162,500	7.59%	8.82 years
Junior unsecured notes (2)	35,611	78,777	6.56%	13.84 years
Senior convertible notes (2)	71,160	80,000	11.75%	19.18 years
Junior subordinated notes (2)	72,829	180,477	7.64%	27.61 years
Total Borrowings	$3,334,496	$4,129,480	5.39%	5.86 years	$3,942,582
(1)	Includes $4,758 of borrowings under facilities related to commercial mortgage loan pools.
(2)
As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain (loss) on liabilities on the consolidated statement of operations. For the six months ended June 30, 2008, $406,257 was recorded as a result of a reduction in the fair value of such liabilities.

At June 30, 2008, the Company's borrowings had the following remaining maturities, at amortized cost:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities	$-	$-	$439,474	$170,843	$-	$-	$610,317
Commercial mortgage loan pools(1)	-	2,120	343,333	103,903	40,119	717,676	1,207,151
CDOs(1)	397	694	45,144	172,900	736,650	854,473	1,810,258
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Junior unsecured notes	-	-	-	-	-	78,777	78,777
Senior convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$397	$2,814	$827,951	$447,646	$776,769	$2,073,903	$4,129,480

(1)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.

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

The Company’s credit facilities can be used to replace existing reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at June 30, 2008 and December 31, 2007:

		June 30, 2008			December 31, 2007
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity

Bank of America, N.A. (1)(7)	9/18/09	$275,000	$170,843	$104,157	$275,000	$211,088	$63,912
Deutsche Bank AG, Cayman Islands Branch (2)(6)	12/20/08	200,000	110,104	89,896	200,000	174,186	25,814
Bank of America, N.A.(3)(8)	9/17/08	100,000	80,529	19,471	100,000	87,706	12,294
Morgan Stanley Bank (3)(4)	2/07/09	300,000	248,841	51,159	300,000	198,621	101,379
BlackRock HoldCo 2, Inc. (1)(5)	3/06/09	60,000	-	60,000	-	-	-
		$935,000	$610,317	$324,683	$875,000	$671,601	$203,399
(1)	USD only
(2)	Multicurrency (USD and Non- USD)
(3)	Non-USD only
(4)	Can be increased by an additional $15,000 based on the change in exchange rates of the non-U.S. dollar loans. However, any amounts drawn under this provision must be repaid in ninety days.
(5)	Repaid in full on April 8, 2008; $30,000 borrowed on July 28, 2008
(6)	Renewed on July 8, 2008 until July 8, 2010, see details below.
(7)	Renewed on August 7, 2008 until September 18, 2010, see details below.
(8)	Renewed on August 7, 2008 until September 18, 2010, see details below.

The Company is subject to financial covenants in its credit facilities. For the quarter ended June 30, 2008, the Company is not aware of any instances of non-compliance with these covenants.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1, (vi) on any date the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature) and (vii) cumulative income cannot be less than one dollar for two consecutive quarters.

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency repurchase agreement until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure (1) to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 15th day before the maturity date of such facility or (2) to demonstrate to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility as of the 30th day before the maturity date, would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down such the multicurrency repurchase agreement when due. At the time of the extension, total borrowings outstanding under the Deutsche Bank agreement were $110,104. Under the terms of the extension agreements, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $2,000 per month are required under the facility.

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company is required to make (i) amortization payments totaling $31,000 on various dates through September 30, 2008 and (ii) monthly payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility.

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

The terms of the Facility give the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the Facility, up to the Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the credit agreement) of those shares, unless the Company elects to prepay outstanding loans under the Facility in an amount equal to the Lender's desired share purchase amount and reduce the Facility's commitment amount accordingly, which may require termination of the Facility. If any loans are outstanding at the time of such purchase, the share purchase amount shall be reduced by the amount, and applied towards the repayment of all outstanding loans (and the reduction of the Facility's commitment amount) in the same manner as if the Company had prepaid such loans, and the balance of the share purchase amount available after such repayment, if any, shall be paid to the Company.

On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the facility.

Note 10	CONVERTIBLE REDEEMABLE PREFERRED STOCK

On April 4, 2008, the Company issued $70,125 of 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock and 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock (collectively, the “Series E Preferred Stock”). Net proceeds to the Company were $69,866. Dividends are payable on the Series E Preferred Stock at a 12% coupon and the holder has the right to convert the preferred stock into common stock at $7.49 per share (a 12% premium to the closing price of the Company's common stock on March 28, 2008, the pricing date).

Holders of the Series E-1 and E-2 preferred stock have the right to require the Company to repurchase their shares for cash equal to the liquidation preference per share. The Series E-1 preferred stock repurchase date is April 4, 2012 and the Series E-2 repurchase date is April 4, 2013.

On June 20, 2008, the holder of the outstanding 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock exercised its right to convert its shares into 3,119,661 shares of common stock.

The holder is a subsidiary of a fund managed by an affiliate of Credit Suisse.

Note 11	COMMON STOCK

The following table summarizes Common Stock issued by the Company for the six months ended June 30, 2008, net of offering costs:

	Shares	Net Proceeds
Dividend Reinvestment and Stock Purchase Plan	89,301	$675
Sales agency agreement	2,601,338	19,253
Incentive fees*	424,425	3,163
Incentive fee - stock based*	316,320	2,116
Series E-3 preferred stock conversion	3,119,661	23,289
Private transaction (see details below)	3,494,021	23,286
Total	10,045,066	$71,782
*See Note 12 to the consolidated financial statements, Transactions with the Manager and Certain Other Parties, for a further description of the Company’s Management Agreement.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, for $6.69 per share, resulting in net proceeds of $23,286.

On March 12, 2008, the Company declared dividends to its common stockholders of $0.30 per share, payable on April 30, 2008 to stockholders of record on March 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

On May 15, 2008, the Company declared dividends to its common stockholders of $0.31 per share, payable on July 31, 2008 to stockholders of record on June 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

Note 12	TRANSACTIONS WITH THE MANAGER AND CERTAIN OTHER PARTIES

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

On March 31, 2008, the Company’s unaffiliated directors approved an amended investment advisory agreement with the Manager. The amended Management Agreement will expire on March 31, 2009, unless extended. For the full one-year term of the renewed contract, the Manager has agreed to receive 100% of the management fees and any incentive fee in the Company's Common Stock. The stock issued to the Manager under this plan will be restricted from sale until six months after it is received.

Other significant changes pursuant to the amended Management Agreement include a reduction in the quarterly base management fee from 0.50% of stockholders' equity to 0.375% for the first $400 million in average total stockholders' equity; 0.3125% for the next $400 million of average total stockholders' equity and 0.25% for the average total stockholders' equity in excess of $800 million. Under the terms of the prior Management Agreement, the Company paid the Manager a base management fee equal to 0.5% of the quarterly average total stockholders’ equity for the applicable quarter. The amended Management Agreement continues to provide that the Company will grant the Manager Common Stock equal to one-half of one percent (0.5%) of the total number of shares of the Company's Common Stock outstanding as of a specified date in the fourth quarter of each year.

The amended Management Agreement also provides for the Manager to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company's Common Stock ($11.21 per common share at June 30, 2008) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company's Common Stock outstanding during the applicable quarterly period. The Management Agreement continues to provide that the incentive fee payable to the Manager shall be subject to a rolling four-quarter high watermark.

Under the terms of the prior Management Agreement, the Manager was entitled to receive an incentive fee equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeds the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock. Additionally, up to 30% of the incentive fees earned in 2007 or after were paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock-based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The following is a summary of management and incentive fees incurred for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Management fee	$2,961	$3,868	$6,236	$7,388
Incentive fee	1,334	2,922	11,879	5,646
Incentive fee - stock based	645	939	1,044	1,648
Total management and incentive fees	$4,940	$7,729	$19,159	$14,682

At June 30, 2008 and 2007, management and incentive fees of $14,182 and $7,308, respectively, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $125 and $250 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2008 and $117 and $235 for the three and six months ended June 30, 2007, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and six months ended June 30, 2008, the Company recorded administration and investment accounting service fees of $255 and $510, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2007, the Company recorded administration and investment accounting service fees of $363 and $140, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC Bank”), and therefore a related party of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a $60,000 credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. The facility has a term of 364 days with two 364-day extension periods, subject to lender approval. The facility is collateralized by a pledge of the Company’s investment in Carbon II and gives the lender the option to purchase the Carbon II investment at fair market value (as determined by the terms of the agreement) from the Company. On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the facility.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at June 30, 2008 was $1,711. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At June 30, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at June 30, 2008 was $95,258. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On June 30, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2008, the Installment Payment would be $2,000 payable over two years. The Company is not required to accrue for this contingent liability because it is not probable.

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

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements, credit facilities and the floating rate debt of its CDOs. On the date in which the derivative contract is entered into, the Company designates the derivative as either a cash flow hedge or a trading derivative.

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At June 30, 2008, the Company did not have any balances pledged to counterparties as collateral under these agreements.

At June 30, 2008, the Company had interest rate swaps with notional amounts aggregating $99,260 designated as cash flow hedges of borrowings under reverse repurchase agreements and credit facilities. Cash flow hedges with an estimated fair value of $1,702 are included in derivative assets in the consolidated statement of financial condition. For the six months ended June 30, 2008, the net change in the estimated fair value of the interest rate swaps was a decrease of $3,905, of which $1,303 was deemed ineffective and is included as a decrease of interest expense and $5,208 was recorded as a reduction of OCI. At June 30, 2008, the $99,260 of notional swaps designated as cash flow hedges had a weighted average remaining term of 3.5 years.

During the six months ended June 30, 2008, the Company terminated five of its interest rate swaps with a notional amount of $168,500 that were designated as cash flow hedges of borrowings under reverse repurchase agreements and credit facilities. The Company will reclassify the $18,253 loss in value from OCI to interest expense over 7.6 years, which was the weighted average remaining term of the swaps at the time they were closed out. At June 30, 2008, the Company has, in aggregate, $19,933 of net losses related to terminated swaps recorded in OCI. For the quarter ended June 30, 2008, $715 was reclassified as an increase to interest expense and $3,561 will be reclassified as an increase to interest expense for the next twelve months.

Upon the adoption of FAS 159 on January 1, 2008, the Company redesignated interest rate swaps with notional amounts aggregating $875,548 as trading swaps. Accordingly, the election of the fair value option for these swaps resulted in a reclassification of $(25,410) from OCI to opening distributions in excess of earnings as of January 1, 2008. At June 30, 2008, the Company had interest rate swaps with notional amounts aggregating $1,238,755 designated as trading derivatives. Trading derivatives with an estimated fair value of $3,569 are included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $28,236 are included in derivative liabilities on the consolidated statement of financial condition. For the six months ended June 30, 2008, the change in estimated fair value for these trading derivatives was a increase of $3,704 and is included as a component of gain (loss) on securities held-for-trading on the consolidated statement of operations. At June 30, 2008, the $1,238,755 notional of swaps designated as trading derivatives had a weighted average remaining term of 5.2 years.

At June 30, 2008, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at June 30, 2008, of $260 which is included in derivative assets, and the change in estimated fair value related to this derivative of $65 is included as a component of gain (loss) in securities held-for-trading on the consolidated statement of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. The Company recorded foreign currency gains (losses) of $(2,145) and $(10,186) for the three and six months ended June 30, 2008 and $1,371 and $2,855 for the three and six months ended 2007, respectively.

Foreign currency agreements at June 30, 2008 consisted of the following:

	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(22,181)	$-	8.1 years
CDO currency swaps	$18,554	$-	9.4 years
Forwards	$(1,316)	$-	23 days

Consistent with SFAS No. 52, Foreign Currency Translation (“FAS 52”), FAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company may use foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within OCI. For the six months ended June 30, 2008 the foreign currency gain translation included in accumulated OCI was $9,325. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

Note 14	NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income:
Interest from securities	$50,604	$49,457	$102,874	$97,636
Interest from commercial mortgage loans	23,100	18,282	46,831	29,449
Interest from commercial mortgage loan pools	12,801	13,002	25,666	26,133
Interest from cash and cash equivalents	918	939	1,982	1,863
Total interest income	87,423	81,680	177,353	155,081
Interest Expense:
Interest - securities	50,683	60,085	107,536	115,924
Total interest expense	50,683	60,085	107,536	115,924
Net interest income	$36,740	$21,595	$69,817	$39,157

Note 15	CURRENT AND SUBSEQUENT EVENTS IN THE CREDIT MARKETS

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity was originally linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007 and an additional $120,619 from January 1, 2008 through August 8, 2008, $35,708 of which occurred since April 1, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities (including repurchase agreements) on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned factors could adversely affect one or more of the Company's credit facilities (including repurchase agreement) counterparties which provide funding for the Company's portfolio or could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing or to extend current credit facilities on the maturity date. If one or more of the Company's counterparties were unwilling or unable to provide the Company with additional financing and the Company were unable to replace such facilities, the Company’s liquidity would be reduced, which could have a material adverse effect on the Company's financial condition and business. The Company could be forced to sell its investments at a time when prices are depressed, which could adversely affect the Company's ability to comply with REIT asset and income tests and maintain its qualification as a REIT.

If one or more major market participants that provides financing for mortgage-backed or other fixed income securities fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, including the value of the securities in the Company's portfolio, thus reducing the Company's net book value. In addition, distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital for its operations.

In addition, the Company's liquidity also may be adversely affected by margin calls under the Company's credit facilities (including repurchase agreements) that are dependent in part on the valuation of the collateral to secure the financing. The Company's credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a certain amount of its liabilities to offset market value declines due to changes in interest rates, but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of the widening of credit spreads could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, during the first six months of 2008, the capital markets have been marking down the value of all credit-sensitive securities regardless of performance. The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months.

During the first six months of 2008, the Company raised $19,253 of capital by issuing common shares under its sales agency agreement. From January 1, 2008 through August 8, 2008, the Company raised an additional $4,103 under the sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,425. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. On July 28, 2008, the Company subsequently reborrowed $30,000 from HoldCo 2.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $38,684 of unrestricted cash and cash equivalents held as of June 30, 2008 as well as future common stock issuances under the Company’s sales agency agreement, and $30,000 of unused borrowing capacity from HoldCo 2.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is subject to obtaining additional long-term debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All currency figures expressed herein are expressed in thousands, except share and per share amounts.

I.	General

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the "Company"), is a specialty finance company that invests in commercial real estate assets on a global basis. The Company commenced operations on March 24, 1998 and is organized as a real estate investment trust ("REIT"). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company's primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities ("CMBS"), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company's primary investment activities are conducted on a global basis in four investment sectors:
1)	Commercial Real Estate Securities
2)	Commercial Real Estate Loans
3)	Commercial Real Estate Equity
4)	Residential Mortgage-Backed Securities (“RMBS”)

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically a ten-year weighted average life). Commercial real estate loans and equity provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. Given the dramatically improved relative value in the RMBS sector, the Company may replenish the RMBS portfolio as its source of liquidity.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with more than $1.428 trillion of assets under management at June 30, 2008. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company’s asset types at June 30, 2008 and December 31, 2007:

	Carrying Value at
	June 30, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial real estate securities(4)	$1,903,167	44.6%	$2,274,151	49.3%
Commercial real estate loans(1)	1,121,253	26.3	1,082,785	23.5
Commercial mortgage loan pools(2)	1,229,442	28.8	1,240,793	26.9
Commercial real estate equity(3)	9,350	0.2	9,350	0.2
Total commercial real estate assets	4,263,212	100%	4,607,079	99.9
Residential mortgage-backed securities	973	0.0	10,183	0.1
Total	$4,264,185	100%	$4,617,262	100.0%
(1)	Includes equity investments in the Carbon Capital funds and AHR International JV.
(2)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 6 of the consolidated financial statements.
(3)	Represents equity investment in Dynamic India Fund IV
(4)	Includes equity investment in AHR JV

During the first six months of 2008 the Company purchased $53,515 of non-U.S. dollar denominated securities in order to continue to increase geographic diversification. Also during the first six months of 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs to increase its liquidity position. In addition, the dislocation in the capital markets during the first quarter of 2008 caused CMBS spreads to widen significantly. This development resulted in a significant decline in the market value of the Company’s U.S. CMBS portfolio during the first quarter of 2008.

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at June 30, 2008 is as follows:

		Commercial Real Estate Securities(2)		Commercial Real Estate Loans (1)		Commercial Real Estate Equity	Commercial Mortgage Loan Pools		Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)	% of Total
USD		$1,507,230		$418,711		-	$1,229,442		$3,155,383	$3,155,383	74.0%
GBP		£28,487		£44,679		-	-		£73,166	145,613	3.4%
EURO		€136,522		€370,606		-	-		€507,128	799,006	18.7%
Canadian Dollars	C$	86,907	C$	6,276		-	-	C$	93,183	91,847	2.2%
Japanese Yen		¥4,079,450		-		-	-		¥4,079,450	38,484	0.9%
Swiss Francs		-	CHF	23,966		-	-	CHF	23,966	23,529	0.6%
Indian Rupees		-		-	Rs	401,302	-	Rs	401,302	9,350	0.2%
Total USD Equivalent		$1,903,167		$1,121,253		$9,350	$1,229,442		$4,263,212	$4,263,212	100.0%
(1)	Includes the Company’s investments in the Carbon Capital Funds of $96,969 and AHR International JV of $30,902 at June 30, 2008.
(2)	Includes the Company’s investment in AHR JV of $1,089 at June 30, 2008.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2007 is as follows:

		Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity	Commercial Mortgage Loan Pools		Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)	% of Total
USD		$1,881,328		$445,618		$-	$1,240,793		$3,567,739	$3,567,739	77.4%
GBP		£35,247		£45,944		-	-		£81,191	161,618	3.5%
Euro		€131,645		€354,458		-	-		€486,103	710,707	15.4%
Canadian Dollars	C$	89,805	C$	6,249		-	-	C$	96,054	97,324	2.1%
Japanese Yen		¥4,378,759		-		-	-		¥4,378,759	39,196	0.9%
Swiss Francs		-	CHF	23,939		-	-	CHF	23,939	21,145	0.5%
Indian Rupees		-		-	Rs	368,483	-	Rs	368,483	9,350	0.2%
Total USD Equivalent		$2,274,151		$1,082,785		$9,350	$1,240,793		$4,607,079	$4,607,079	100.0%
(1)	Includes the Company's investments of $99,398 in the Carbon Capital Funds at December 31, 2007.

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

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at June 30, 2008. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Investment grade CMBS	$219,774	$159,830	$72.72	$190,190	$86.54	7.08%
Investment grade REIT debt	121	117	96.90	123	101.41	5.27
CMBS rated BB+ to B	565,361	235,745	41.70	432,343	76.47	8.85
CMBS rated B- or lower	514,031	110,761	21.34	161,542	31.40	8.39
CDO Investments	347,807	32,732	9.41	62,005	17.83	21.55
CMBS Interest Only securities (“IOs”)	110,688	4,427	4.00	2,192	1.98	24.90
Multifamily agency securities	350	357	102.00	515	147.08	6.74

Total commercial real estate assets outside CDOs	1,758,132	543,969	30.88	849,910	48.28	9.34

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	645,885	631,391		596,407
Commercial mortgage loan pools	1,189,528	1,229,442	103.36	1,229,442	103.36	4.15
Commercial real estate	9,350	9,350		9,350
Total commercial real estate loans and equity outside CDOs	1,844,763	1,870,183	103.36	1,835,199	103.36	4.15

Commercial real estate assets included in CDOs
Investment grade CMBS	808,780	708,420	87.59	759,536	93.91	7.28
Investment grade REIT debt	210,624	205,729	97.68	211,767	100.54	5.78
CMBS rated BB+ to B	591,077	372,632	63.04	460.937	77.98	9.95
CMBS rated B- or lower	199,983	46,545	23.27	71,936	35.97	10.14
CDO Investments	4,000	2,840	71.00	3,535	88.38	7.84
Credit tenant lease	22,944	23,032	100.38	23,562	102.70	5.66
Commercial real estate loans	499,504	489,861	98.07	437,105	87.51	8.60
Total commercial real estate assets included in CDOs	2,336,912	1,849,059	79.12	1,968,378	84.23	8.15%
Total commercial real estate assets	$5,939,807	$4,263,211		$4,653,487

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

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At June 30, 2008, 57% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at June 30, 2008.

	Collateral at June 30, 2008		Debt at June 30, 2008
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$454,341	8.23%	$384,179	6.75%	1.48%
CDO II	301,221	7.82	262,559	5.77	2.05%
CDO III	374,462	7.05	375,638	5.14	1.91%
CDO HY3	415,232	9.79	372,725	5.29	4.50%
Euro CDO	423,122	8.24	415,157	5.07	3.17%
Total **	$1,968,378	8.28%	$1,810,258	5.59%	2.69%
* Weighted Average Cost of Funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At June 30, 2008, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $58,356,845. At June 30, 2008, subordinated Controlling Class CMBS with a par of $1,556,235 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $750,623 were held as collateral by CDO HY1 and CDO HY2 (each as defined below).

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at June 30, 2008 was $313,079; the average credit protection, or subordination level, of this portfolio was 0.93%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at June 30, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$250, 135	$127,960	$51.16	$210,257	$84.06	4.18%
BB	191,578	88,612	46.25	156,143	81.50	3.16%
BB-	182,916	94,521	51.67	133,211	72.83	5.03%
B+	106,635	40,594	38.07	70,207	65.84	2.12%
B	133,772	49,770	37.20	81,965	61.27	1.85%
B-	117,106	30,789	26.29	61,188	52.25	1.36%
CCC+	13,214	3,171	24.00	7,206	54.53	0.65%
CCC	28,161	5,056	17.95	10,504	37.30	0.75%
NR	532,718	93,027	17.46	133,503	25.06	n/a
Total	$1,556,235	$533,500	$34.28	$864,184	$55.53

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,946	$189,351	$68.13	$228,054	$82.05	3.59%
BB	191,808	117,702	61.36	154,916	80.77	2.55%
BB-	192,875	121,665	63.08	137,092	71.08	4.33%
B+	103,352	55,664	53.86	67,214	65.03	2.15%
B	140,275	71,947	51.29	83,949	59.85	1.76%
B-	123,683	49,817	40.28	63,282	51.17	1.29%
CCC	22,313	6,293	28.21	7,814	35.01	0.88%
NR	533,920	118,473	22.19	139,714	26.17	n/a
Total	$1,586,172	$730,912	$46.08	$882,035	$55.61

During the six months ended June 30, 2008, the loan pools were paid down by $2,103,618. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net book value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the six months ended June 30, 2008, four securities in one of the Company’s Controlling Class CMBS was upgraded by at least one rating agency and thirteen securities in one Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded eleven of the Company’s non-Controlling Class commercial real estate securities and downgraded eight.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $851,920 related to principal of the underlying loans will not be recoverable, of which $399,403 is expected to occur over the next five years. The total loss estimate of $851,920 represents 1.46% of the total underlying loan pools.

The Company considers delinquency information from the Lehman Brothers Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at June 30, 2008 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Lehman Brothers Conduit Guide
1998	$1,640,063	2.58%	0.81%
1999	497,288	2.22%	0.83%
2001	805,373	0.91%	0.83%
2002	914,620	0.00%	0.62%
2003	1,751,059	1.48%	0.87%
2004	6,315,137	0.70%	0.39%
2005	11,819,255	0.63%	0.41%
2006	13,684,183	0.71%	0.27%
2007	20,929,867	0.24%	0.17%
Total	$58,356,845	0.59%	0.33%*
* Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations. While the Company’s portfolio modestly under-performed relative to the market in the first six months of 2008, the absolute amount of the delinquencies experienced by the Company remains low. These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risks” for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at June 30, 2008:

	June 30, 2008
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$67,839	8	0.11%
Past due 60 days to 89 days	28,257	5	0.05%
Past due 90 days or more	207,783	34	0.36%
Real Estate owned	26,633	13	0.05%
Foreclosure	15,120	2	0.03%
Total Delinquent	345,632	62	0.59%
Total Collateral Balance	58,356,845	4,573

Of the 62 delinquent loans at June 30, 2008, 13 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 47 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.59%. During 2008, the underlying collateral experienced early payoffs of $2,103,618 representing 3.60% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $1,533 were realized during the six months ended June 30, 2008. This brings cumulative realized losses to $128,437, which is 12.76% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures. Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The profile of the loans underlying the Company’s CMBS by property type at June 30, 2008 was as follows:

	June 30, 2008 Exposure
Property Type	Collateral Balance	% of Total
Office	$19,921,612	34.1%
Retail	16,575,136	28.4%
Multifamily	12,555,914	21.5%
Industrial	4,437,281	7.6%
Lodging	4,055,537	6.9%
Healthcare	324,298	0.6%
Other	487,067	0.9%
Total	$58,356,845	100.0%

At June 30, 2008, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS is $330,684 lower than the adjusted cost for these securities, which consists of a gross unrealized gain of $7,010 and a gross unrealized loss of $337,694. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at June 30, 2008 represents approximately 55.53% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at June 30, 2008 represents approximately 34.28% of its par amount. As the portfolio matures, the Company expects to recoup the $330,684 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At June 30, 2008, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

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

The following table summarizes the Company’s commercial real estate loan portfolio by property type at June 30, 2008 and December 31, 2007:

	Loan Outstanding				Weighted
	June 30, 2008		December 31, 2007		Average Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,437	5.30%	$52,209	5.30%	9.6%	9.6%
Office	45,549	4.6	45,640	4.6	10.3	10.3
Multifamily	175,301	17.6	174,873	17.8	9.9	9.7
Storage	32,159	3.2	32,307	3.3	9.1	9.1
Land(1)	-	-	25,000	2.5	-	9.6
Hotel	12,302	1.2	12,208	1.2	10.4	10.9
Other Mixed Use	3,994	0.4	3,983	0.5	8.5	8.5
Total U.S.	321,742	32.4	346,220	35.2	9.8	9.7
Non-U.S.
Retail	293,915	29.6	278,669	28.3	8.7	8.9
Office	255,904	25.8	238,691	24.3	8.4	8.8
Multifamily	44,139	4.4	41,403	4.2	8.5	8.6
Storage	51,352	5.2	51,272	5.2	9.2	9.5
Industrial	17,202	1.7	17,274	1.8	10.3	10.6
Hotel	4,175	0.4	5,016	0.5	10.0	10.1
Other Mixed Use	4,953	0.5	4,842	0.5	9.0	9.0
Total Non-U.S.	671,640	67.6	637,167	64.8	8.7	8.9
Total	$993,382	100.00%	$983,387	100.00%	9.00%	9.20%

(1)	Net of a loan loss reserve of $25,000 at June 30, 2008.

During the six months ended June 30, 2008, the Company funded an additional $2,286 for a commercial real estate loan. The Company received repayments of commercial real estate loans in the aggregate amount of $14,140.

The Company invests in the Carbon Capital Funds which also invest in commercial real estate loans. For the three and six months ended June 30, 2008, respectively, the Company recorded $2,534 and $(525) of earnings (loss) related to the Carbon Capital Funds primarily due to the establishment of a loan loss reserve in Carbon II. Carbon II increased its investment in U.S. commercial real estate loans by funding an additional investment of $910 during the second quarter of 2008. Paydowns in the Carbon Capital Funds during the quarter totaled $3,376. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired.

The Company's investments in the Carbon Capital Funds are as follows:

	June 30, 2008	December 31, 2007
Carbon I	$1,711	$1,636
Carbon II	95,258	97,762
	$96,969	$99,398

As of June 30, 2008 Carbon II has three assets located in Florida that are in various stages of resolution. The properties consist on one hotel and two multifamily properties. Carbon II took title to one of the multifamily properties during 2007. During the six months ended June 30, 2008, Carbon II increased its loan loss reserves for two loans by $911. At June 30, 2008 the total loan loss reserve for these loans is $4,242. For the property owned, Carbon II recognized an impairment charge of $5,181 during 2007.

During the first quarter of 2008, a $17,700 loan secured by four Class-A office buildings in Manhattan totaling three million square feet of space defaulted. The borrower defaulted at maturity in February 2008. The loan was restructured, modified and extended.  However, Carbon II established a loan loss reserve of $17,700 during the second quarter of 2008 based upon management's assessment of the probability of recovery.

During the second quarter of 2008, a $30,000 first leasehold mortgage on a 43.9 acre tract of land in Las Vegas, zoned for commercial use, went into default. Carbon II is engaged in workout discussions, and other alternatives are being explored. Carbon II believes a loan loss reserve is not necessary at June 30, 2008. All other commercial real estate loans in the Carbon Capital Funds are performing as expected.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At June 30, 2008, the Company’s capital committed was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II.	Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended June 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$41,094	$43,596	$(2,502)	(5.7)%
Commercial real estate loans	8,041	7,548	493	6.5%
Commercial mortgage loan pools	12,801	13,002	(201)	(1.5)%
Residential mortgage-backed securities	16	1,443	(1,427)	(98.9)%
Cash and cash equivalents	586	648	(62)	(9.6)%
Total U.S. interest income	62,538	66,237	(3,699)	(5.6)%
Non-U.S dollar denominated income
Commercial real estate securities	9,494	4,417	5,077	114.9%
Commercial real estate loans	15,059	10,735	4,324	40.3%
Cash and cash equivalents	332	291	41	14.1%
Total non-U.S. dollar denominated interest income	24,885	15,443	9,442	61.1%
Total Interest Income	$87,423	$81,680	$5,743	7.0%

	For the Six Months Ended June 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$84,718	$85,983	$(1,265)	(1.5)%
Commercial real estate loans	16,368	13,597	2,771	20.4%
Commercial mortgage loan pools	25,666	26,134	(468)	(1.8)%
Residential mortgage-backed securities	76	3,742	(3,666)	(98.0)%
Cash and cash equivalents	1,386	1,036	350	33.8%
Total U.S. interest income	128,214	130,492	(2,278)	(1.7)%
Non-U.S dollar denominated income
Commercial real estate securities	18,080	7,910	10,170	128.6%
Commercial real estate loans	30,463	15,852	14,611	92.2%
Cash and cash equivalents	596	827	(231)	(27.9)%
Total non-U.S. dollar denominated interest income	49,139	24,589	24,550	99.8%
Total Interest Income	$177,353	$155,081	$22,272	14.4%

U.S. dollar denominated income

For the three and six months ended June 30, 2008 versus 2007, interest income from U.S. assets decreased $3,699, or 5.6% and $2,278, or 1.7%. As of March 31, 2008, the Company increased the loss assumptions on certain of its controlling class CMBS. This contributed to the majority of the decline in income from commercial real estate securities of $2,502 or 5.7% for the three months ended June 30, 2008 and $1,265 or 1.5% for the six months ended June 30, 2008. During the second half of 2007 and the first quarter of 2008, the Company sold most of its residential mortgage backed securities portfolio. As a result, interest income declined $1,427 or 98.9% for the three months ended June 30, 2008 and $3,666 or 98.0% for the six months ended June 30, 2008.

Non-U.S. dollar denominated income

For the three and six months ended June 30, 2008 versus 2007, interest income from non-U.S. assets increased $9,441, or 61.1% and $24,550, or 99.8%. During 2007, the Company continued to increase its investment in non-U.S. dollar commercial real estate assets resulting in higher interest income from non-U.S. commercial real estate securities and loans. The Company has increased its investment portfolio outside the U.S. in order to provide geographic diversification.

The following table reconciles interest income and total income for the three months ended June 30, 2008 and 2007:

	For the three months ended June 30,		Variance
	2008	2007	Amount	%
Interest Income	$87,423	$81,680	$5,743	7.0%
Earnings from BlackRock Diamond Property Fund, Inc.	-	8,430	(8,430)	(100.0)
Earnings from JVs	(32)	-	(32)	100.0
Earnings from Carbon I	4	18	(14)	(77.8)
Earnings from Carbon II	(2,538)	3,965	(6,503)	(164.0)
Total Income	$84,857	$94,093	$(9,236)	(9.8)%

	For the six months ended June 30,		Variance
	2008	2007	Amount	%
Interest Income	$177,353	$155,081	$22,272	14.4%
Earnings from BlackRock Diamond Property Fund, Inc.	-	14,400	(14,400)	(100.0)
Earnings from JVs	(32)	-	(32)	100.0
Earnings from Carbon I	75	858	(783)	(91.1)
Earnings from Carbon II	(600)	7,111	(7,711)	(108.4)
Total Income	$176,796	$177,450	$(654)	(0.4)%

Interest Expense: The following tables sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$15,391	$22,437	$(7,046)	(31.4)%
Commercial real estate securities	2,316	8,773	(6,457)	(73.6)
Commercial real estate loans	914	1,470	(556)	(37.8)
Commercial mortgage loan pools	12,183	12,308	(125)	(1.0)
Residential mortgage-backed securities	-	1,738	(1,738)	(100.0)
Senior convertible notes	2,370	-	2,370	100.0
Senior unsecured notes	3,016	1,860	1,156	62.2
Junior subordinated notes	3,328	3,439	(111)	(3.2)
HoldCo 2 loan	55	-	55	100.0
Cash flow hedges	466	(265)	731	(275.6)
Hedge ineffectiveness*	(1,382)	165	(1,547)	(937.8)
Total U.S. Interest Expense	$38,657	$51,925	$(13,268)	(25.6)%
Non-U.S. dollar denominated interest expense
Euro CDO	$5,041	$4,160	$881	21.2%
Commercial real estate securities	2,336	886	1,450	163.7
Commercial real estate loans	3,208	2,167	1,041	48.0
Junior subordinated notes	1,441	947	494	52.2
Total Non- U.S. Interest Expense	12,026	8,160	3,866	47.4
Total Interest Expense	$50,683	$60,085	$(9,402)	(15.6)%

	For the six months ended June 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$34,020	$45,333	$(11,313)	(25.0)%
Commercial real estate securities	5,726	17,134	(11,408)	(66.6)
Commercial real estate loans	2,274	2,011	263	13.1
Commercial mortgage loan pools	24,391	24,708	(317)	(1.3)
Residential mortgage-backed securities	45	5,062	(5,017)	(99.1)
Senior convertible notes	4,683	-	4,683	100.0
Senior unsecured notes	6,074	3,207	2,867	89.4
Junior subordinated notes	6,595	6,719	(124)	(1.8)
HoldCo 2 loan	213	-	213	100.0
Cash flow hedges	885	(859)	1,744	(203.0)
Hedge ineffectiveness*	(1,303)	56	(1,359)	(2,426.8)
Total U.S. Interest Expense	$83,603	$103,371	$(19,768)	(19.1)%
Non-U.S. dollar denominated interest expense
Euro CDO	$10,397	$8,092	$2,305	28.5%
Commercial real estate securities	6,189	886	5,303	598.5
Commercial real estate loans	4,578	2,628	1,950	74.2
Junior subordinated notes	2,769	947	1,822	192.4
Total Non- U.S. Interest Expense	23,933	12,553	11,380	90.7
Total Interest Expense	$107,536	$115,924	$(8,388)	(7.2)%
*See Note 13 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

U.S dollar denominated interest expense

For the three and six months ended June 30, 2008 versus 2007, U.S. dollar interest expense decreased $13,268 or 25.6% and $19,768 or 19.1%. The Company sold most of its residential mortgage backed securities portfolio during the second half of 2007 and the first quarter of 2008. As a result, related interest expense declined $1,738 or 100.0% for the three months ended June 30, 2008 and $5,017 or 99.1% for the six months ended June 30, 2008. This was offset by the issuance of convertible notes in August and September of 2007 and senior unsecured notes in May and June of 2007.

Non-U.S. dollar denominated interest expense

For the three and six months ended June 30, 2008 versus 2007, non-U.S. dollar interest expense increased $3,866 or 47.4% and $11,380, or 90.7%. The increase was due to increased purchases of non-U.S. dollar securities and loans during 2007. Also, the junior subordinated notes were issued in April of 2007. As a result, the junior subordinated notes were outstanding for the full quarter and six months ended June 30, 2008. For the three and six months ended June 30, 2008 versus June 30, 2007, U.S. dollar interest expense related to collateralized debt obligations declined $7,046 or 31.4% and $11,313 or 25%. The decline was caused primarily due to an income statement reclassification. Under FAS 159, interest expense related to CDO swaps are classified in realized gain (loss) and are no longer included in interest expense. For the three and six months ended June 30, 2008, $4,796 and $6,732 were included in realized gain (loss). The balance of the decline in CDO interest expense was primarily due to lower libor rates in 2008 versus 2007.

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

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest income	$87,423	$81,680	$177,353	$155,081
Interest expense related to the consolidation of commercial mortgage loan pools	(12,110)	(12,409)	(24,271)	(24,880)
Adjusted interest income	$75,313	$69,271	$153,082	$130,201

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest expense	$50,683	$60,085	$107,536	$115,924
Interest expense related to the consolidation of commercial mortgage loan pools	(12,110)	(12,409)	(24,271)	(24,880)
Hedge ineffectiveness	(1,382)	165	(1,303)	56
Adjusted interest expense	$37,191	$47,841	$81,962	$91,100

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

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Adjusted interest income	$75,313	$69,271	$153,082	$130,201
Adjusted interest expense	$37,191	$47,841	$81,962	$91,100
Adjusted net interest income ratios
Net interest margin	5.2%	2.4%	4.6%	2.3%
Average yield	10.2%	7.8%	10.0%	7.6%
Cost of funds	5.1%	6.2%	5.5%	6.0%
Net interest spread	5.1%	1.6%	4.5%	1.6%
Ratios including income from equity investments
Net interest margin	4.7%	3.6%	4.5%	3.4%
Average yield	9.5%	8.7%	9.7%	8.4%
Cost of funds	5.1%	6.2%	5.5%	6.0%
Net interest spread	4.4%	2.5%	4.1%	2.4%

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and six months ended June 30, 2008 and 2007, respectively.

	For the three months ended June 30,		Variance
	2008	2007	Amount	%
Management fee	$2,961	$3,868	$(907)	(23.4)%
Incentive fee	1,334	2,922	(1,588)	(54.3)
Incentive fee - stock based	645	939	(294)	(31.3)
General and administrative expense	1,866	1,519	347	22.8
Total other expenses	$6,806	$9,248	(2,442)	(26.4)%

	For the six months ended June 30,		Variance
	2008	2007	Amount	%
Management fee	$6,236	$7,388	(1,152)	(15.6)%
Incentive fee	11,879	5,646	6,233	110.4
Incentive fee - stock based	1,044	1,648	(604)	(36.7)
General and administrative expense	3,682	2,824	858	30.4
Total other expenses	$22,841	$17,506	5,335	30.5%

The Company’s amended Management Agreement includes a change in the quarterly base management fee from 0.50% of stockholders' equity for the quarter ended June 30, 2008 to 0.375% for the first $400 million in average total stockholders' equity, 0.3125% for the next $400 million of average total stockholders' equity and 0.25% for the average total stockholders' equity in excess of $800 million. The decrease in incentive fee - stock based of $294 and $604 for the three and six months ended June 30, 2008, respectively, is due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of year end. The Company accrues the incentive fee - stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expense for the three and six months ended June 30, 2008 is primarily attributable to increased professional fees, insurance costs and director fees.

Other Gains (Losses): Upon the adoption of FAS 159 on January 1, 2008, the changes in the estimated fair value of the Company's available-for-sale securities, long-term liabilities, and certain interest swaps are recorded in earnings. The gain of $76,142 for the six months ended June 30, 2008 is comprised of realized losses of $(9,835) and unrealized losses on securities and swaps of $(320,279), offset by unrealized gains on liabilities of $406,257. Foreign currency gains (loss) were $(10,186) and $2,855 for the six months ended June 30, 2008 and 2007. Included in accumulated other comprehensive income (loss) was a $9,325 gain on foreign currency translation. As a result, the Company’s foreign currency exposure for the six months ended June 30, 2008 resulted in a net economic loss of $861. The losses on impairment of assets of $(4,098) for the six month period ended June 30, 2007 was related to the Company’s write down of certain CMBS as required by EITF 99-20.

Dividends Declared:

On March 12, 2008, the Company declared distributions to its holders of Common Stock of $0.30 per share, which were paid on April 30, 2008 to stockholders of record on March 31, 2008.

On May 15, 2008, the Company declared dividends to its holders of Common Stock of $0.31 per share, which were paid on July 31, 2008 to stockholders of record on June 30, 2008.

Changes in Financial Condition

Securities held-for-trading: The Company's securities held-for-trading, which are carried at estimated fair value, included the following at June 30, 2008 and December 31, 2007:

U.S. dollar denominated securities	June 30, 2008 Estimated Fair Value	Percentage	December 31, 2007 Estimated Fair Value (1)	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$4,427	0.2%	$15,915	0.7%
Investment grade CMBS	694,844	36.5	766,996	33.6
Non-investment grade rated subordinated securities	456,261	24.0	630,139	27.6
Non-rated subordinated securities	85,804	4.5	110,481	4.8
Credit tenant lease	23,030	1.2	24,949	1.1
Investment grade REIT debt	205,846	10.8	246,095	10.8
Multifamily agency securities	357	-	37,123	1.6
CDO investments	35,573	1.9	49,630	2.2
Total CMBS	1,506,142	79.1	1,881,328	82.4

Residential mortgage-backed securities:
Agency adjustable rate securities	-	-	1,193	0.1
Residential CMOs	555	-	627	-
Hybrid adjustable rate mortgages (“ARMs”)	418	-	8,363	0.4
Total RMBS	973	0.1	10,183	0.5
Total U.S. dollar denominated securities	$1,507,115	79.2%	$1,891,511	82.9%

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	$173,407	9.1%	$151,532	6.6%
Non-investment grade rated subordinated securities	193,271	10.2	212,433	9.3
Non-rated subordinated securities	29,258	1.5	28,858	1.2
Total Non-U.S. dollar denominated securities	395,936	20.8	392,823	17.1
Total securities	$1,903,051	100.0%	$2,284,334	100.0%
(1)	Includes securities available-for-sale at December 31, 2007, reclassified to securities held-for-trading in the first quarter of 2008.

During the first six months of 2008 the Company purchased $53,515 of non-U.S. dollar denominated securities in order to continue to increase geographic diversification of its portfolio. Also during the first six months of 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs to increase its liquidity position. In addition, the dislocation in the capital markets during the first quarter of 2008 caused CMBS spreads to widen significantly. This development resulted in a significant decline in the market value of the Company’s U.S. CMBS portfolio during the first quarter of 2008.

Borrowings: At June 30, 2008 and December 31, 2007, the Company's debt consisted of credit facilities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes, junior subordinated notes, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's commercial real estate assets. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At June 30, 2008 and December 31, 2007, the Company had obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the credit facilities and reverse repurchase agreements the lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's borrowings:

	June 30, 2008
	Market Value	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt*	$1,252,224	$1,810,258	$1,832,454	3.6 to 6.7 years
Commercial mortgage loan pools	1,207,151	1,207,151	1,207,151	199 to 10.5 years
Credit facilities	610,317	610,317	687,293	79 to 538 days
Senior convertible notes	71,160	80,000	80,000	19.18 years
Senior unsecured notes**	85,204	162,500	162,500	8.82 years
Junior unsecured notes	35,611	78,777	78,777	13.84 years
Junior subordinated notes***	72,829	180,477	180,477	27.61 years
Total	$3,334,496	$4,129,480
* Disclosed as adjusted issue price. Total par of the Company’s CDO debt at June 30, 2008 was $1,395,101.
** The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
*** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings. Disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the six months ended June 30, 2008 were $108,769.

At June 30, 2008, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Convertible Debt	Total Borrowings
Weighted average yield Interest Rate	4.92%	5.71%	4.00%	7.64%	7.59%	6.56%	11.75%	5.39%
Fixed	-%	6.79%	4.00%	7.64%	7.59%	6.56%	11.75%	6.16%
Floating	4.92%	3.54%	-%	-%	-%	-%	-%	3.89%
Effective Yield
Fixed	-%	7.23%	4.00%	7.64%	7.59%	6.56%	11.75%	6.43%
Floating	4.92%	3.54%	-%	-%	-%	-%	-%	3.89%

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company's liabilities and the cost of borrowing.

Interest rate hedging instruments at June 30, 2008 and December 31, 2007 consisted of the following:

	At June 30, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$99,260	$1,702	$(1,612)	3.5
Trading swaps	97,039	(1,829)	-	2.9
CDO trading swaps	1,141,716	(22,838)	-	5.4
CDO LIBOR cap	85,000	260	1,407	4.9

	At December 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$231,500	$(12,646)	$(1,612)	6.7
CDO cash flow hedges	875,548	(25,410)	-	6.2
Trading swaps	1,218,619	(1,296)	-	4.2
CDO trading swaps	279,527	5	-	4.7
CDO LIBOR cap	85,000	195	1,407	5.4

Foreign currency agreements at June 30, 2008 and December 31, 2007 consisted of the following:

	At June 30, 2008
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(22,181)	-	8.1 years
CDO currency swaps	18,554	-	9.4 years
Forwards	(1,316)	-	23 days

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	8.6 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days

Capital Resources and Liquidity

The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for mortgage-backed securities. Although this reduction in liquidity was originally linked to subprime residential assets, to which the Company continues to have no direct exposure, there has been an overall reduction in liquidity across the credit spectrum of commercial and residential mortgage products. The Company received and funded margin calls totaling $82,570 during 2007 and an additional $120,619 from January 1, 2008 through August 8, 2008, $35,708 of which occurred since April 1, 2008. The Company's ability to maintain adequate liquidity is dependent on several factors, many of which are outside of the Company's control, including the Company's continued access to credit facilities (including repurchase agreements) on acceptable terms, the Company's compliance with REIT distribution requirements, the timing and amount of margin calls by lenders that are dependent on the valuation of the Company's investments and credit risk of the underlying collateral.

The aforementioned factors could adversely affect one or more of the Company's credit facilities (including repurchase agreement) counterparties which provide funding for the Company's portfolio or could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing or to extend current credit facilities on the maturity date. If one or more of the Company's counterparties were unwilling or unable to provide the Company with additional financing and the Company were unable to replace such facilities, the Company’s liquidity would be reduced, which could have a material adverse effect on the Company's financial condition and business. The Company could be forced to sell its investments at a time when prices are depressed, which could adversely affect the Company's ability to comply with REIT asset and income tests and maintain its qualification as a REIT.

If one or more major market participants that provides financing for mortgage-backed or other fixed income securities fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, including the value of the securities in the Company's portfolio, thus reducing the Company's net book value. In addition, distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital for its operations.

In addition, the Company's liquidity also may be adversely affected by margin calls under the Company's credit facilities (including repurchase agreements) that are dependent in part on the valuation of the collateral to secure the financing. The Company's credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a certain amount of its liabilities to offset market value declines due to changes in interest rates, but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of the widening of credit spreads could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

To date, the credit performance of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, during the first six months of 2008, the capital markets have been marking down the value of all credit-sensitive securities regardless of performance. The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months.

During the first six months of 2008, the Company raised $19,253 of capital by issuing common shares under its sales agency agreement. Through August 8, 2008, the Company raised an additional $4,103 under the sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,425. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. On July 28, 2008, the Company subsequently reborrowed $30,000 from HoldCo 2.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $38,684 of unrestricted cash and cash equivalents held as of June 30, 2008 as well as future common stock issuances under the Company’s sales agency agreement, and $30,000 of unused borrowing capacity from HoldCo 2.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is subject to obtaining additional long-term debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Certain information with respect to the Company's borrowings at June 30, 2008 is summarized as follows:

Borrowing Type	Market Value of Borrowings	Adjusted Issue Price of Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged

Credit facilities (1)	$610,317	$610,317	4.92%	323 days	$858,382
Commercial mortgage loan pools	1,207,151	1,207,151	4.00%	4.42 years	1,229,442
CDOs (2)	1,252,224	1,810,258	5.71%	5.13 years	1,854,758
Senior unsecured notes (2)	85,204	162,500	7.59%	8.82 years
Junior unsecured notes (2)	35,611	78,777	6.56%	13.84 years
Senior convertible notes (2)	71,160	80,000	11.75%	19.18 years
Junior subordinated notes (2)	72,829	180,477	7.64%	27.61 years
Total Borrowings	$3,334,496	$4,129,480	5.39%	5.86 years	$3,942,582
(1)	Includes $4,758 of borrowings under facilities related to commercial mortgage loan pools.
(2)
As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain on liabilities on the consolidated statement of operations. For the six months ended June 30, 2008, $406,527 was recorded as a result of a reduction in the fair value of such liabilities.

At June 30, 2008, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities	$-	$-	$439,474	$170,843	$-	$-	$610,317
Commercial mortgage loan pools(1)	-	2,120	343,333	103,903	40,119	717,676	1,207,151
CDOs(1)	397	694	45,144	172,900	736,650	854,473	1,810,258
Junior unsecured notes	-	-	-	-	-	162,500	162,500
Senior unsecured notes	-	-	-	-	-	78,777	78,777
Senior convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	397	2,814	827,951	447,646	776,769	2,073,903	4,129,480
(1)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.

Credit Facilities and Reverse Repurchase Agreements

The Company is subject to financial covenants in its credit facilities. For the quarter ended June 30, 2008, the Company is not aware of any instances of non-compliance with these covenants.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total indebtedness to tangible net worth shall not be greater than 3:1, (vi) on any date the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature) and (vii) cumulative income cannot be less than one dollar for two consecutive quarters.

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency repurchase agreement until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure (1) to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 15th day before the maturity date of such facility or (2) to demonstrate to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility as of the 30th day before the maturity date, would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down such the multicurrency repurchase agreement when due. At the time of the extension, total borrowings outstanding under the Deutsche Bank agreement were $110,104. Under the terms of the extension agreements, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $2,000 per month are required under the facility.

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company is required to make (i) amortization payments totaling $31,000 on various dates through September 30, 2008 and (ii) monthly payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility.

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

On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the facility.

Preferred Equity Issuance

On April 4, 2008, the Company issued $70,125 of Series E Cumulative Convertible Redeemable Preferred Stock. Net proceeds were $69,866. Dividends are payable on the three new series of convertible preferred stock at a 12% coupon and the holder has the right to convert the preferred stock into common stock at $7.49 per share (a 12% premium to the closing price of the Company's common stock on March 28, 2008, the pricing date).

Holders of the Series E-1 and E-2 preferred stock have the right to require the Company to repurchase their shares for cash equal to the liquidation preference per share. The Series E-1 preferred stock repurchase date is April 4, 2012 and the Series E-2 repurchase date is April 4, 2013.

On June 20, 2008, the holder of the outstanding 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock exercised its right to convert its shares into 3,119,661 shares of common stock.

The holder is a subsidiary of a fund managed by an affiliate of Credit Suisse.

Common Equity Issuances

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, resulting in net proceeds of $23,286.

For the six months ended June 30, 2008, the Company issued 89,301 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Dividend Reinvestment Plan"). Net proceeds to the Company under the Dividend Reinvestment Plan were approximately $675.

For the six months ended June 30, 2008, the Company issued 2,601,338 shares of Common Stock under a sales agency agreement with Brinson Patrick Securities Corporation. Net proceeds to the Company were approximately $19,253.

Off-Balance Sheet Arrangements

The Company's ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans ("Controlling Class CMBS"). FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 ("FIN 46(R)-5") has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. FAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust's QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

At June 30, 2008 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,858,015. The total par amount of CMBS issued by the 39 trusts was $67,618,949. One of the Company's 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 6 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $1,130,541 and $1,126,442 at June 30, 2008 and December 31, 2007, respectively.

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

The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at June 30, 2008 and December 31, 2007 was $59,561 and $61,206, respectively.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At June 30, 2008 and December 31, 2007, the Company's total maximum exposure to loss as a result of its investment in Leaf was $5,980 and $6,264, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company's trading securities. Operating activities used cash flows of $54,344 and provided cash flow of $159,608 for the six months ended June 30, 2008 and 2007, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increases operating cash flows. Net cash from trading securities was an outflow of $48,922 and an inflow of $132,870 for the six months ended June 30, 2008 and 2007, respectively. Also, during the first six months of 2008, the company terminated interest rate swaps which resulted in an outflow of $17,107, while during the same period of 2007, it was an inflow of $7,412.

Net cash provided by investing activities consists primarily of purchases, sales, and repayments on securities, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities provided cash flows of $126,614 and used cash flows of $514,248 during the six months ended June 30, 2008 and 2007, respectively. The variance in investing cash flows is primarily attributable to purchases of securities and funding of commercial mortgage loans. During the six months ended June 30, 2008 and June 30, 2007, net cash used to fund commercial loans was $2,286 and $574,980, respectively. Purchases of securities during the six months ended June 30, 2008 of $53,515 are classified as operating activities due to the adoption of FAS 159, versus purchases of securities during the six months ended June 30, 2007 of which $215,210 were classified as investing activities prior to the adoption of FAS 159.

Net cash from financing activities was an outflow of $127,935 for the six months ended June 30, 2008 versus a cash inflow of $392,797 for the six months ended June 30, 2007, respectively, primarily due to margin calls on reverse repurchase agreements and credit facilities during the first quarter of 2008, net of preferred and common stock issuances. During the six months ended June 30, 2008 and June 30, 2007, net cash provided by the issuances of common and preferred stock was $113,079 and $149,564, respectively. Also, during the six months ended June 30, 2007, the company issued senior unsecured notes and junior secured notes which raised $150,459 of cash in the aggregate.

Transactions with the Manager and Certain Other Parties

The Company has a Management Agreement, an administrative services agreement and an accounting services agreement with the Manager, the employer of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the Management Agreement and other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company.

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

Other significant changes pursuant to the amended Management Agreement include a reduction in the quarterly base management fee from 0.5000% of stockholders' equity to 0.3750% for the first $400 million in average total stockholders' equity; 0.3125% for the next $400 million of average total stockholders' equity and 0.2500% for the average total stockholders' equity in excess of $800 million. Under the terms of the prior Management Agreement, the Company paid the Manager a base management fee equal to 0.5% of the quarterly average total stockholders’ equity for the applicable quarter. The amended Management Agreement continues to provide that the Company will grant the Manager Common Stock equal to one-half of one percent (0.5%) of the total number of shares of the Company's Common Stock outstanding as of a specified date in the fourth quarter of each year.

The amended Management Agreement also provides for the Manager to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company's Common Stock ($11.21 per common share at June 30, 2008) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company's Common Stock outstanding during the applicable quarterly period. The Management Agreement continues to provide that the incentive fee payable to the Manager shall be subject to a rolling four-quarter high watermark.

Under the terms of the prior Management Agreement, the Manager was entitled to receive an incentive fee under the Management Agreement equal to 25% of the amount by which the rolling four-quarter GAAP net income before the incentive fee exceeded the greater of 8.5% or 400 basis points over the ten-year Treasury note multiplied by the adjusted per share issue price of the Company’s Common Stock. Additionally, up to 30% of the incentive fees earned in 2007 or after was paid in shares of the Company’s Common Stock subject to certain provisions under a compensatory deferred stock plan approved by the stockholders of the Company in 2007. The Board of Directors also authorized a stock based incentive plan where one-half of one percent of common shares outstanding as of December 31st is paid to the Manager.

The following is a summary of management and incentive fees incurred for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Management fee	$2,961	$3,868	$6,236	$7,388
Incentive fee	1,334	2,922	11,879	5,646
Incentive fee - stock based	645	939	1,044	1,648
Total management and incentive fees	$4,940	$7,729	$19,159	$14,682

At June 30, 2008 and 2007, respectively, management and incentive fees of $14,182 and $7,308 remain payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $125 and $250 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2008 and $117 and $235 for the three and six months ended June 30, 2007, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and six months ended June 30, 2008, the Company recorded administration and investment accounting service fees of $255 and $510, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2007, the Company recorded administration and investment accounting service fees of $363 and $410, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a $60,000 credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. The facility has a term of 364 days with two 364-day extension periods, subject to lender approval. The facility is collateralized by a pledge of the Company’s investment in Carbon II and gives the lender the option to purchase the Carbon II investment at fair market value (as determined by the terms of the agreement) from the Company. On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the facility.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at June 30, 2008 was $1,707. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. On June 30, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at June 30, 2008 was $95,258. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On June 30, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

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

Certain of the Company’s subsidiaries have elected to be treated as taxable REIT subsidiaries.  This election permits the subsidiaries to enter into activities related to foreign investments that may not have constituted qualifying assets generating qualifying income for the REIT tests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk: Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Company is exposed are interest rate risk, credit curve spread risk and foreign currency risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate securities and other loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the estimated fair value of the Company's portfolio.

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets is decreased, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At June 30, 2008, all of the Company's short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. A cash flow based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 1.9 years based on net asset value at June 30, 2008. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $17,000.

The Company also focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At June 30, 2008, economic duration for the Company's entire portfolio was 2.9 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.9%, or $27,000. However, the duration of the Company’s portfolio not financed with match funded debt is 1.9 years. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $17,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at June 30, 2008. Actual results could differ significantly from these estimates.

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

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B- rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value. The interest coupon generated by a security will cease when there is a total loss of its principal. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives: which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon: which results in a lower or possibly negative return.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.57 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company's net income to decrease.

Asset and Liability Management: Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities. It is the Company's objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to match the term of the Company's liabilities as closely as possible with the expected holding period of the Company's assets. This matching is less important for those assets in the Company's portfolio considered liquid, as there is a very stable market for the financing of these securities.

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

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2008.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

At June 30, 2008, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company issued 740,745 shares of unregistered Common Stock with an aggregate value of $5,280 as follows. 316,320 shares of unregistered common stock with an aggregate value of $2,116 were issued to BlackRock Financial Management, Inc., the manager of the Company (the "Manager"), under the Company's 2006 Stock Award and Incentive Plan (the "Plan") and pursuant to the provision of the amended and restated investment advisory agreement, dated as of March 15, 2007, between the Company and the Manager (the "Management Agreement") requiring the Company to grant to the Manager a number of shares of Company common stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock outstanding as of December 31 of each year in which the Management Agreement is in effect. 424,425 restricted shares of unregistered common stock with an aggregate value of $3,163 were issued to the Manager under the Company's 2008 Manager Equity Plan and pursuant to the provision the Management Agreement providing that 30% of the Manager's incentive fees earned under the Management Agreement shall be paid in shares of the Company's Common Stock. The issuances of common stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders on May 15, 2008, the Company’s stockholders approved (1) the election of Hugh R. Frater, Jeffrey C. Keil and Deborah J. Lucas to the Board of Directors of the Company for a three-year term expiring in 2011, the election of Walter E. Gregg Jr. to the Board of Directors of the Company for the two-year balance of a three-year term expiring in 2010 and the election of Christopher A. Milner to the Board of Directors of the Company for the one-year balance of a three-year term expiring in 2009, (2) the ratification of the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 and (3) the approval of the Anthracite Capital, Inc. 2008 Manager Equity Plan.

The result of the vote is as follows:

Election of Hugh R. Frater
For:	56,167,937
Against/Withheld:	1,586,381
Abstentions:	0
Broker Non-Votes:	0
Election of Jeffrey C. Keil
For:	56,158,239
Against/Withheld:	1,596,079
Abstentions:	0
Broker Non-Votes:	0
Election of Deborah J. Lucas
For:	56,062,340
Against/Withheld:	1,691,979
Abstentions:	0
Broker Non-Votes:	0
Election of Walter E. Gregg Jr.
For:	56,059,509
Against/Withheld:	1,694,809
Abstentions:	0
Broker Non-Votes:	0
Election of Christopher A. Milner
For:	56,228,723
Against/Withheld:	1,525,595
Abstentions:	0
Broker Non-Votes:	0
Ratification of Deloitte & Touche LLP
For:	56,571,102
Against/Withheld:	869,095
Abstentions:	314,118
Broker Non-Votes:	0
Approval of the Anthracite Capital, Inc. 2008 Manager Equity Plan
For:	29,068,522
Against/Withheld:	3,653,546
Abstentions:	990,799
Broker Non-Votes:	31,078,894

The terms of the following other directors of the Company continued after the meeting: Scott M. Amero, Carl F. Geuther, John B. Levy and Andrew P. Rifkin.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1
Amendment, Agreement and Waiver, dated as of August 7, 2008, in respect of the Credit Agreement, dated as of March 17, 2006, as amended, restated, supplemented or otherwise modified, by and among AHR Capital BOFA Limited as a borrower, each of the borrowers from time to time party thereto, Anthracite Capital, Inc. as borrower agent and Bank of America, N.A. as lender

10.2
Amendment and Agreement, dated as of August 7, 2008, in respect of the Master Repurchase Agreement, dated as of July 20, 2007, as amended, restated, supplemented or otherwise modified, by and among Anthracite Capital BOFA Funding LLC, as seller, Bank of America, N.A. and Bank of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A. as agent for the buyers

10.3	Amended and Restated Guaranty, dated as of August 7, 2008, by Anthracite Capital, Inc. for the benefit of Bank of America, N.A. and Bank of America Mortgage Capital Corporation
10.4	Amended and Restated Parent Guaranty, dated as of August 7, 2008, by Anthracite Capital, Inc. in favor of Bank of America, N.A.
31.1	Exchange Act Rule (13a-14a)/15d-14(a) Certification of Chief Executive Officer
31.2	Exchange Act Rule (13a-14a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: August 11, 2008	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner
Title: Chief Executive Officer

Dated: August 11, 2008	By:	/s/ James J. Lillis
Name: James J. Lillis
Title: Chief Financial Officer