Form 10-Q
period 2008-09-30
ANTHRACITE CAPITAL INC
filed 2008-11-10
CIK 1050112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

At November 10, 2008, 76,898,810 shares of common stock ($0.001 par value per share) were outstanding.

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
(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company’s assets and liabilities;
(3) the amount and timing of any future margin calls and their impact on the Company's financial condition and liquidity;
(4) the Company's ability to meet its liquidity requirements to continue to fund its business operations, including its ability to renew the existing facilities or obtain replacement financing, to meet margin calls and amortization payments under the facilities;
(5) the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (“BlackRock”), the Company’s Manager;
(6) the impact of increased competition;
(7) the impact of future acquisitions or divestitures;
(8) the unfavorable resolution of legal proceedings;
(9) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or BlackRock;
(10) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;
(11) the ability of BlackRock to attract and retain highly talented professionals;
(12) fluctuations in foreign currency exchange rates; and
(13) the impact of changes to tax legislation and, generally, the tax position of the Company.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s subsequent reports filed with the SEC, accessible on the SEC's website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(in thousands, except share data)

	September 30, 2008		December 31, 2007
ASSETS
Cash and cash equivalents		$45,810		$91,547
Restricted cash equivalents		16,019		32,105
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$607,864		$1,380
Investment grade CMBS	1,005,630		15,923
Residential mortgage-backed securities (“RMBS”)	840		901
Total securities held-for-trading		1,614,334		18,204
Securities available-for-sale, at estimated fair value:
Subordinated CMBS	-		1,026,773
Investment grade CMBS	-		1,230,075
RMBS	-		9,282
Total securities available-for-sale		-		2,266,130
Commercial mortgage loans (net of loan loss reserve of $43,752 in 2008)		897,955		983,387
Commercial mortgage loan pools, at amortized cost		1,223,630		1,240,793
Equity investments		136,545		108,748
Derivative instruments, at estimated fair value		495,032		404,910
Other assets (includes $1,389 at estimated fair value in 2008)		64,948		101,886
Total Assets		$4,494,273		$5,247,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$189,299		$293,287
Secured by pledge of investment grade CMBS	121,448		207,829
Secured by pledge of commercial mortgage loans	201,348		244,476
Secured by pledge of equity investments	30,000		-
Collateralized debt obligations ("CDOs") (at estimated fair value in 2008)	1,040,435		1,823,328
Senior unsecured notes (at estimated fair value in 2008)	47,305		162,500
Senior unsecured convertible notes (at estimated fair value in 2008)	58,744		80,000
Junior unsecured notes (at estimated fair value in 2008)	16,641		73,103
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value in 2008)	37,056		180,477
Secured by pledge of commercial mortgage loan pools	1,205,628		1,225,223
Total borrowings		2,947,904		4,290,223
Payable for investments purchased		-		4,693
Distributions payable		26,784		21,064
Derivative instruments, at estimated fair value		523,898		442,114
Other liabilities		34,015		38,245
Total Liabilities		3,532,601		4,796,339

Commitments and Contingencies

12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,275		-
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,275		-

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized; 9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 76,660,206 shares issued and outstanding in 2008; 63,263,998 shares issued and outstanding in 2007		77		63
Additional paid-in capital		782,930		691,071
Retained earnings (distributions in excess of earnings)		24,073		(122,738)
Accumulated other comprehensive loss (“OCI”)		(30,652)		(255,719)
Total Stockholders’ Equity		915,122		451,371
Total Liabilities, Mezzanine and Stockholders’ Equity		$4,494,273		$5,247,710

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income:
Interest from securities	$53,387	$49,560	$156,261	$147,195
Interest from commercial mortgage loans	22,674	20,494	69,506	49,942
Interest from commercial mortgage loan pools	12,779	12,985	38,445	39,119
Earnings from equity investments	3,067	6,611	2,510	28,982
Interest from cash and cash equivalents	558	1,784	2,540	3,648
Total income	92,465	91,434	269,262	268,886

Expenses:
Interest	56,652	62,525	164,189	178,450
Management and incentive fees	3,432	3,970	22,591	18,652
General and administrative expense	2,025	1,624	5,706	4,448
Total expenses	62,109	68,119	192,486	201,550

Other gains (losses):
Realized loss on securities and swaps held-for-trading, net	(5,005)	(4,435)	(14,840)	(4,063)
Unrealized loss on securities held-for-trading	(247,348)	-	(572,675)	-
Unrealized loss on swaps classified as held-for-trading	(5,859)	-	(811)	-
Unrealized gain on liabilities	261,723	-	667,980	-
Gain (loss) on sale of securities available-for-sale, net	-	(1,331)	-	5,576
Dedesignation of derivative instruments	(7,084)	-	(7,084)	-
Provision for loan losses	(18,752)	-	(43,942)	-
Foreign currency gain (loss)	7,273	775	(2,913)	3,631
Loss on impairment of assets	-	(2,938)	-	(7,036)
Total other gains (losses)	(15,052)	(7,929)	25,715	(1,892)

Net income	15,304	15,386	102,491	65,444

Dividends on preferred stock	4,529	3,127	12,738	8,530

Net income available to common stockholders	$10,775	$12,259	$89,753	$56,914

Net income per common share, basic:	$0.14	$0.19	$1.30	$0.94

Net income per common share, diluted:	$0.14	$0.19	$1.23	$0.94

Weighted average number of shares outstanding:
Basic	74,365,259	63,861,985	69,099,689	60,450,020
Diluted	74,748,560	64,178,519	81,724,651	60,662,477

Dividend declared per share of common stock	$0.31	$0.30	$0.92	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2008
(in thousands)

		Series	Series		Retained Earnings	Accumulated
	Common	C	D	Additional	(Distributions	Other		Total
	Stock,	Preferred	Preferred	Paid-In	in Excess	Comprehensive	Comprehensive	Stockholders'
	Par Value	Stock	Stock	Capital	of Earnings)	Loss	Income	Equity
Balance at January 1, 2008	$63	$55,435	$83,259	$691,071	$(122,738)	$(255,719)		$451,371
Cumulative effect of adjustment from adoption of SFAS No. 159					122,988	227,635		350,623
Net income					102,491		$102, 491	102, 491
Unrealized loss on cash flow hedges						(6,219)	(6,219)	(6,219)
Reclassification adjustments from cash flow hedges included in net income						4,577	4,577	4,577
Dedesigation of cash flow hedges						7,084	7,084	7,084
Foreign currency translation						(8,010)	(8,010)	(8,010)
Other comprehensive income							(2,568)
Comprehensive income							99,923
Dividends declared-common stock					(65,930)			(65,930)
Dividends on preferred stock					(12,738)			(12,738)
Issuance of common stock	14			91,859				91,873
Balance at September 30, 2008	$77	$55,435	$83,259	$782,930	$24,073	$(30,652)		$915,122

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	102,491	$65,444
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in trading securities	118	6,709
Sale of trading securities	-	166,932
Purchase of securities held-for-trading	(53,515)	(42,668)
Unrealized loss on securities held-for-trading	572,675	-
Unrealized loss on swaps classified as held-for-trading	811	-
Realized loss (gain) on securities and swaps held-for-trading, net	3,236	(1,513)
Unrealized gain on liabilities	(667,980)	-
Earnings from subsidiary trust	(317)	(316)
Distributions from subsidiary trust	316	316
Earnings from equity investments	(2,510)	(28,982)
Distributions of earnings from equity investments	3,599	11,948
Provision for loan loss	43,942	-
Discount accretion, net	(14,362)	(9,010)
Amortization of finance costs	2,505	4,351
Loss on impairment of assets	-	7,036
Unrealized net foreign currency loss (gain)	28,528	(41,796)
Non-cash management and incentive fees	11,934	3,838
(Disbursements) proceeds from termination of interest rate swap agreements	(17,101)	17,737
Amortization of terminated interest rate swaps from OCI	4,577	928
Dedesignation of cash flow hedges	7,084	-
Increase in other assets	(8,910)	(11,074)
(Decrease) increase in other liabilities	(6,287)	6,903
Net cash provided by operating activities	10,834	156,783
Cash flows from investing activities:
Purchase of securities	-	(505,119)
Proceeds from sale of securities	74,272	591,360
Principal payments received on securities	56,968	58,857
Funding of commercial mortgage loans	(2,286)	(687,316)
Repayments received from commercial mortgage loans	19,341	275,127
Repayments received from commercial mortgage loan pools	7,639	14,835
Decrease in restricted cash equivalents	16,086	29,254
Return of capital from equity investments	-	25,000
Investment in equity investments	(35,538)	(38,555)
Net cash provided by (used in) investing activities	136,482	(236,557)
Cash flows from financing activities:
(Decrease) increase in borrowings under reverse repurchase agreements and credit facilities:
Secured by pledge of subordinated CMBS	(102,998)	230,100
Secured by pledge of investment grade CMBS	(85,617)	(480,927)
Secured by pledge of commercial mortgage loans	(39,556)	234,471
Secured by pledge of equity investments	30,000	-
Secured by pledge of securities held-for-trading	-	(127,249)
Repayments of borrowings secured by commercial mortgage loan pools	(9,157)	(16,065)
Repayments of collateralized debt obligations	(44,885)	(50,018)
Issuance of collateralized debt obligations	-	23,875
Issuance costs for collateralized debt obligations	-	(1,537)
Issuance of senior convertible debt	-	80,000
Issuance costs of senior convertible debt	-	(2,419)
Issuance of senior unsecured notes	-	87,500
Issuance costs of senior unsecured notes	-	(2,456)
Issuance of junior unsecured notes	-	68,557
Issuance costs of junior unsecured notes	-	(2,113)
Dividends paid on preferred stock	(11,805)	(7,344)
Proceeds from issuance of preferred stock, net of offering costs	69,839	83,267
Proceeds from issuance of common stock, net of offering costs	59,327	66,624
Repurchase of common stock	-	(12,000)
Dividends paid on common stock	(61,141)	(52,943)
Net cash (used in) provided by financing activities	(195,993)	119,323
Effect of exchange rate changes on cash and cash equivalents	2,940	16,248
Net (decrease) increase in cash and cash equivalents	(45,737)	55,797
Cash and cash equivalents, beginning of period	91,547	66,388
Cash and cash equivalents, end of period	$45,810	$122,185

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$167,624	$168,889
Series E-3 preferred stock conversion	$23,289	$-
Incentive fees paid by the issuance of common stock	$9,257	$5,250

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

The Company’s primary investment activities are conducted on a global basis in four investment sectors:
1)  Commercial Real Estate Debt Securities
2)  Commercial Real Estate Loans
3)  Commercial Real Estate Equity
4)  RMBS

The accompanying September 30, 2008 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Developments

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company adopted FAS 157 as of January 1, 2008. FAS 157 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements have not been issued.  FSP FAS 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of FSP FAS 157-3 did not have a material impact on its financial statements or its determination of fair values as of September 30, 2008.

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
(3)
all unsecured long-term liabilities, consisting of all senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes to subsidiary trust issuing preferred securities; and

(4) all CDO liabilities.

Upon adoption, with an adjustment to opening retained earnings, total stockholders' equity increased by $350,623, substantially all of which relates to applying the fair value option to the Company's long-term liabilities. The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening retained earnings. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company's securities, CDO liabilities, senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes are recorded in earnings.

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

Reverse Repurchase Agreements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"). FSP 140-3 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and shall be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. FSP 140-3 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”).

FSP 140-3 states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in FSP 140-3 are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that FSP 140-3’s purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. FSP 140-3 shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statement of financial condition, and the corresponding interest income and interest expense gross on its consolidated statement of operations. However, in a transaction in which securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale for the seller or a purchase for the Company under the provisions of FAS 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of FSP 140-3, but the Company may be precluded from presenting the assets gross on the Company's consolidated statement of financial condition and may be instead required to treat the Company's net investment in such assets as a derivative.  If it is determined that these transactions should be treated as derivatives, the derivative instruments entered into by the Company to hedge the Company's interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company's consolidated financial statements. The Company's cash flows and liquidity would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders' equity would not be materially affected.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On February 14, 2008, the FASB decided to indefinitely defer the effective date of this SOP.

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

In April 2008, the FASB voted to eliminate QSPEs from the guidance in FAS 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs to be analyzed for consolidation according to FIN 46R. The FASB also proposed that an entity review VIEs at each reporting period to reconsider whether an entity is a VIE and to determine the primary beneficiary. While the revised standards have not been finalized and the Board’s proposals are subject to a public comment period, this change may affect the Company’s consolidated financial statements as the Company may be required to consolidate entities that had previously been determined to qualify as QSPEs. The FASB proposed that the amendments to FAS 140 and FIN 46R be effective for new and existing transactions for fiscal years and interim periods beginning after November 15, 2009. The Company will continue to evaluate the impact of these changes on its consolidated financial statements once these changes to current GAAP become finalized.

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

Note 2   NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of senior unsecured convertible notes and cumulative convertible redeemable preferred stock is calculated using the "if converted" method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings per share	$10,775	$12,259	$89,753	$56,914
Interest expense on convertible senior notes	-	-	7,066	-
Dividends on Series E convertible preferred stock	-	-	3,343	-
Numerator for diluted earnings per share	$10,775	$12,259	$100,162	$56,914

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	74,365,259	63,861,985	69,099,689	60,450,020
Dilutive effect of stock options	-	1,048	-	2,133
Assumed conversion of convertible senior notes	-	-	7,416,680	-
Assumed conversion of Series E convertible preferred stock	-	-	4,952,748	-
Dilutive effect of stock based incentive fee	383,301	315,486	255,534	210,324
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	74,748,560	64,178,519	81,724,651	60,662,477

Basic net income per weighted average common share:	$0.14	$0.19	$1.30	$0.94
Diluted net income per weighted average common share and common share equivalents:	$0.14	$0.19	$1.23	$0.94

Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 10,000 for the three and nine months ended September 30, 2008. Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 1,362,151 for the three and nine months ended September 30, 2007.

Total anti-dilutive shares related to convertible senior notes and Series E convertible preferred stock excluded from the calculation of diluted net income per share were 7,416,680 and 6,239,323, respectively, for the three months ended September 30, 2008.

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

FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Instruments are categorized based on the lowest level input that is significant to the valuation. The three levels defined by the FAS 157 hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Level 1 assets include highly liquid cash instruments with quoted prices such as agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives. The Company has determined that the following instruments are Level 2: interest rate swaps, foreign currency swaps and foreign currency forward contracts.

Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities. The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases and for CDO liabilities, management uses broker quotes as being indicative of fair values, but management ultimately determines the fair values recorded in the financial statements. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of September 30, 2008 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of September 30, 2008. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$-	$-	$607,864	$607,864
Investment grade CMBS	-	-	1,005,630	1,005,630
RMBS	-	-	840	840
Derivative instruments	-	495,032	-	495,032
Investments in equity of subsidiary trusts*	-	-	1,389	1,389
Total	$-	$495,032	$1,615,723	$2,110,755
* Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$-	$-	$47,305	$47,305
Senior unsecured convertible notes	-	-	58,744	58,744
Junior unsecured notes	-	-	16,641	16,641
Junior subordinated notes	-	-	37,056	37,056
CDOs	-	-	1,040,435	1,040,435
Derivative instruments	-	523,898	-	523,898
Total	$-	$523,898	$1,200,181	$1,724,079

The following table presents the changes in Level 3 assets for the three months ended September 30, 2008:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior subordinated notes
Balance at July 1, 2008	$797,327	$1,104,751	$973	$2,210
Net purchases (sales)	(572)	(483)	(138)	-
Net transfers in (out)	-	-	-	-
Gains (losses) included in earnings	(177,242)	(93,790)	5	(821)
Losses included in OCI (1)	(11,649)	(4,848)	-	-
Balance at September 30, 2008	$607,864	$1,005,630	$840	$1,389
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (2)	$(161,636)	$(88,145)	$(51)	$(821)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (3)	$(15,561)	$(8,063)	$-	$-
(1) The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3) Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 assets for the nine months ended September 30, 2008:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior subordinated notes
Balance at January 1, 2008	$1,028,153	$1,245,998	$10,183	$3,135
Net purchases (sales)	382	(68,804)	(9,420)	-
Net transfers in (out)	-	-	-	-
Gains (losses) included in earnings	(416,750)	(170,043)	77	(1,746)
Losses included in OCI (1)	(3,921)	(1,521)	-	-
Balance at September 30, 2008	$607,864	$1,005,630	$840	$1,389
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (2)	$(407,017)	$(167,694)	$21	$(1,746)
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (3)	$(9,689)	$(4,767)	$-	$-

(1) The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3) Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended September 30, 2008:
	CDOs	Senior unsecured notes	Senior unsecured convertible notes	Junior unsecured notes	Junior subordinated notes
Balance at July 1, 2008	$1,252,224	$85,204	$71,160	$35,611	$72,829
Paydowns	(1,282)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	(165,475)	(37,899)	(12,416)	(18,970)	(35,773)
Gains included in OCI (1)	(45,032)	-	-	-	-
Balance at September 30, 2008	$1,040,435	$47,305	$58,744	$16,641	$37,056
Amount of total losses for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at September 30, 2008 (2)	$(165,717)	$(37,899)	$(12,416)	$(10,725)	$(35,773)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2008 (3)	$-	$-	$-	$(8,245)	$-
(1) The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3) Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the nine months ended September 30, 2008:

	CDOs	Senior unsecured notes	Senior unsecured convertible notes	Junior unsecured notes	Junior subordinated notes
Balance at January 1, 2008	$1,598,502	$114,473	$70,186	$44,833	$103,312
Paydowns	(44,885)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	(498,057)	(67,168)	(11,442)	(28,192)	(66,256)
Gains included in OCI (1)	(15,125)	-	-	-	-
Balance at September 30, 2008	$1,040,435	$47,305	$58,744	$16,641	$37,056
Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2008 (2)	(498,299)	(67,168)	(11,442)	(25,322)	(66,256)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2008 (3)	$-	$-	$-	$(2,870)	$-
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

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statement of financial condition by caption and by level within the FAS 157 valuation hierarchy as of September 30, 2008, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2008:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loans(1)	$-	$-	$-	$45,997
Total assets at fair value on a nonrecurring basis	-	-	-	45,997

(1)
The Company recorded a provision for loan loss in the amount of $43,942 for the nine months ended September 30, 2008. This provision relates to three loans with a principal balance of $90,580 and accrued interest of $190.

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

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of January 1, 2008:

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Distributions in Excess of Earnings)	Carrying Value at January 1, 2008 (After Adoption of FAS 159)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
Liability issuance costs	35,137	(35,137)	-
Senior unsecured notes	(162,500)	48,027	(114,473)
Senior unsecured convertible notes	(80,000)	9,814	(70,186)
Junior unsecured notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
Junior subordinated notes	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)
Cumulative effect of the adoption of the fair value option		$122,988
(1) Prior to January 1, 2008, the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

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

Collateralized debt obligations - The fair value of these liabilities are based on market prices provided by certain dealers who make a market in this sector, although such markets may be inactive. The dealers use models that considered, among other things, (i) anticipated cash flows, (ii) current market credit spreads, (iii) known and anticipated credit issues of underlying collateral, (iv) term and reinvestment period and (v) market transactions of similar bonds. The Company performs additional analysis on prices received from the brokers.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating. The Company utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

Senior unsecured convertible notes - The Company used the mid-point of a bid/ask price obtained from a dealer in this market. The bid/ask price represented the price the counterparty was willing to transact at on the measurement date of September 30, 2008 understanding that it is an over-the-counter market that requires direct communication with the counterparty to execute the transaction. The counterparty utilizes a model to publish such price and consideration into such model include, among other things (i) anticipated cash flows, (ii) current market credit spreads and (iii)  market transactions of similar bonds.

Senior and junior unsecured notes and junior subordinated notes - The estimated fair values of these liabilities were developed based on the price obtained by the Company for the senior unsecured convertible notes. The senior unsecured convertible notes are senior to the unsecured and junior subordinated notes. The Company priced the senior unsecured convertible notes without the conversion option to obtain a straight bond price, converted that price to a spread to swap curve and then applied an additional spread to account for the fact that these liabilities were junior to the senior unsecured convertible notes. The Company was able to compare the change in implied spreads for these bonds to published spreads for CMBS securities which was deemed to be a reasonable comparison for these liabilities.

Note 4  SECURITIES HELD-FOR TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the three and nine months ended September 30, 2008, respectively, $(247,348) and $(572,675) were recorded as unrealized loss on the securities and is included in loss on securities held-for-trading on the consolidated statements of operations. The estimated fair value of securities held-for-trading at September 30, 2008 is summarized as follows:

Security Description	Estimated Fair Value
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$638,163
Non-investment grade rated subordinated CMBS	359,360
Non-rated subordinated CMBS	70,329
CMBS interest only securities (“IOs”)	4,424
Credit tenant leases	22,203
Investment grade REIT debt	201,735
Multifamily agency securities	354
CDO investments - investment grade	2,600
CDO investments - non-investment grade	27,187
Total CMBS	1,326,355

RMBS:
Residential CMOs	428
Hybrid adjustable rate mortgages (“ARMs”)	412
Total RMBS	840
Total U.S. dollar denominated	1,327,195

Non-U.S. Dollar Denominated:
Investment grade CMBS	136,151
Non-investment grade rated subordinated CMBS	124,531
Non-rated subordinated CMBS	26,457
Total non-U.S. dollar denominated	287,139
Total securities held-for-trading	$1,614,334

At September 30, 2008, an aggregate of $1,556,603 in estimated fair value of the Company's securities held-for-trading was pledged to secure its collateralized borrowings.

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

At September 30, 2008, the anticipated reported yield based upon the adjusted cost of the Company's entire subordinated CMBS portfolio was 12.8% per annum. The anticipated reported yield of the Company's investment grade securities was 7.2%. The Company's anticipated yields to maturity on its subordinated CMBS and other securities are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company's anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere in this report, will be achieved.

Note 5  COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2008 and December 31, 2007:

	Loan Outstanding				Weighted
	September 30, 2008		December 31, 2007		Average Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,533	5.9%	$52,209	5.3%	9.6%	9.6%
Office	45,393	5.1	45,640	4.6	10.3	10.3
Multifamily(1)	170,463	19.0	174,873	17.8	9.9	9.7
Storage	32,080	3.6	32,307	3.3	9.1	9.1
Land(2)	-	-	25,000	2.5	-	9.6
Hotel	12,387	1.4	12,208	1.2	13.0	10.9
Other Mixed Use	3,996	0.4	3,983	0.5	8.5	8.5
Total U.S.	316,852	35.4	346,220	35.2	9.9	9.7
Non-U.S.
Retail	259,983	29.0	278,669	28.3	9.0	8.9
Office(3)	212,950	23.6	238,691	24.3	9.2	8.8
Multifamily	39,145	4.3	41,403	4.2	8.8	8.6
Storage	45,974	5.1	51,272	5.2	9.2	9.5
Industrial	15,340	1.7	17,274	1.8	10.3	10.6
Hotel	3,407	0.4	5,016	0.5	10.7	10.1
Other Mixed Use	4,304	0.5	4,842	0.5	10.3	9.0
Total Non-U.S.	581,103	64.6	637,167	64.8	9.1	8.9
Total	$897,955	100.00%	$983,387	100.00%	9.4%	9.2%

(1) Net of a loan loss reserve of $5,000 at September 30, 2008.
(2) Net of a loan loss reserve of $25,000 at September 30, 2008.
(3) Net of a loan loss reserve of $13,752 at September 30, 2008.

As of September 30, 2008, the Company’s loans had the following maturity characteristics:

Year of initial maturity *	Number of loans maturing	Current carrying value	% of total
2008	1	$32,000	3.6%
2009	-	-	-
2010	3	24,818	2.8
2011	15	279,476	31.1
2012	17	228,218	25.4
Thereafter	23	333,443	37.1
Total	59	$897,955	100.0%
* Does not include potential extension options.

Activity for the nine months ended September 30, 2008 was as follows:

Book Value
Balance at December 31, 2007	$983,387
Investments in commercial mortgage loans	2,286
Proceeds from repayment of mortgage loans	(19,341)
Provision for loan loss	(43,752)
Foreign currency translation	(30,239)
Discount accretion, net	5,614
Balance at September 30, 2008	$897,955

The Company recorded a provision for loan losses of $18,752 and $43,942 for the three and nine months ended September 30, 2008, respectively. This provision relates to three loans with an aggregate principal balance of $90,580 and accrued interest of $190. The first is a $25,000 loan secured by land in California which required a provision totaling $25,190 (includes accrued interest of $190). The second is a $20,500 mezzanine loan secured by a 1,802 unit apartment complex located in New York City which required a provision totaling $5,000. The third loan is a €32,094 ($45,080) junior mezzanine loan secured by a portfolio of office buildings in the Netherlands which required a provision totaling €9,790 ($13,752). The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company believes the full collectibility of the loans is not probable.

Changes in the reserve for possible loan losses were as follows:

Provision for possible loan losses, December 31, 2007	$-
Provision for loan losses	43,942
Reserve for possible loan losses, September 30, 2008	$43,942

During the third quarter of 2008, one of the Company’s mezzanine loans with a carrying value of $32,000 (€22,781) defaulted. The borrower executed a standstill agreement which is being extended to allow time to conclude an extension agreement. As of September 30, 2008, the Company concluded that a loan loss reserve is not necessary because the value of the underlying collateral is greater than the principal balance of the loan. As such, the Company believes the collectibility of the loan is probable. At September 30, 2008, all other commercial real estate loans owned directly by the Company are performing according to their terms or have been appropriately reserved.

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

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected. A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and would result in an impairment recorded on the consolidated statement of operations. An increase in estimated cash flows will increase the amount of interest income recorded in future periods.

Note 7  IMPAIRMENTS - CMBS

The Company updates its estimated cash flows for securities subject to Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment is required under EITF 99-20 if the updated yield is lower than the current accrual yield and the security has an estimated fair value less than its adjusted purchase price. The Company carries these securities at their estimated fair value on its consolidated statements of financial condition.

For the nine months ended September 30, 2008, changes in timing of assumed credit loss and prepayments on the Company’s 2005 through 2007 vintage Controlling Class CMBS required an impairment totaling $456,620.

For the nine months ended September 30, 2007, changes in timing of assumed credit loss and prepayments on three CMBS required an impairment totaling $4,468. Also, the Company increased its underlying loss expectations for one below investment grade European CMBS during the nine months ended September 30, 2007, resulting in an additional impairment of $1,321. In addition, the Company incurred a charge of $1,247 related to the mark to market of its remaining high credit quality securities because similar securities were sold at a loss during the third quarter of 2007.

As a result of the adoption of FAS 159 on January 1, 2008, the Company will no longer be required to make an adjustment to OCI in stockholder’s equity for other-than-temporary impairment because the changes in fair value are recorded in the statement of operations. However, because the Company records interest income as a separate line item in the consolidated statements of operations, the Company does assess securities for other-than-temporary impairment in order to adjust the amount of interest income recorded on such securities.

Note 8  EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the nine months ended September 30, 2008:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2007	$1,636	$97,762	$9,350	$-	$-	$108,748
Contributions to investments	-	-	-	1,351	30,886	32,237
Equity earnings	75	1,372	-	(367)	1,430	2,510
Foreign currency translation	-	-	-	-	(3,351)	(3,351)
Distributions of earnings	-	(3,206)	-	-	(393)	(3,599)
Balance at September 30, 2008	$1,711	$95,928	$9,350	$984	$28,572	$136,545
* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting. The Company invested $3,300 in the Dynamic India Fund IV in the fourth quarter of 2007 that did not settle until the first quarter of 2008.

At September 30, 2008, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Capital Funds”). The Company has pledged its interest in Carbon II as collateral under a revolving credit agreement (see Note 9 for further details). The Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 12 of the consolidated financial statements).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired and Carbon I is in liquidation.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007.

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At September 30, 2008, the Company’s capital commitment was $11,000, of which $9,350 had been drawn.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2008, the Company had invested $1,351 in AHR JV. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse. AHR JV is managed by the Manager (see Note 12 of the consolidated financial statements).

On June 26, 2008, the Company invested $30,886 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager (see Note 12 of the consolidated financial statements). The Company will invest on a deal-by-deal basis and has no committed capital obligation. The Company is utilizing the joint venture structure to increase its capacity to invest in larger and more diverse transactions given the current market’s elevated level of risk. The other shareholder in AHR International JV is managed by or otherwise associated with an affiliate of Credit Suisse.

Note 9   BORROWINGS

Certain information with respect to the Company's borrowings at September 30, 2008 is summarized as follows:

Borrowing Type	Market Value	Adjusted Issuance Price	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged

Credit facilities (1)	$546,704	$546,704	5.55%	1.17 years	$902,291
Commercial mortgage loan pools	1,201,019	1,201,019	4.00%	4.18 years	1,223,630
CDOs (2)	1,040,435	1,764,303	4.67%	5.19 years	1,896,427
Senior unsecured notes (2)	47,305	162,500	7.59%	8.82 years	Unsecured
Junior unsecured notes (2)	16,641	70,233	6.56%	13.84 years	Unsecured
Senior unsecured convertible notes (2)	58,744	80,000	11.75%	19.18 years	Unsecured
Junior subordinated notes (2)	37,056	180,477	7.64%	27.61 years	Unsecured
Total Borrowings	$2,947,904	$4,005,236	5.03%	5.78 years
(1) Includes $ 4,610 of borrowings under facilities related to commercial mortgage loan pools.
(2) As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain (loss) on liabilities on the consolidated statement of operations. For the nine months ended September 30, 2008, the Company recorded an unrealized gain of $667,980 due to the reduction of the fair value of such liabilities.

At September 30, 2008, the Company's borrowings had the following remaining maturities, at amortized cost:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities (1)	$0	$-	$257,405	$289,299	$-	$-	$546,704
Commercial mortgage loan pools(2)	6,054	5,866	333,448	102,892	43,396	709,363	$1,201,019
CDOs(2)	829	319	52,075	222,710	775,967	712,403	1,764,303
Senior unsecured notes	-	-	-	-	-	162,500	$162,500
Junior unsecured notes	-	-	-	-	-	70,233	$70,233
Senior unsecured convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	$180,477
Total Borrowings	$6,883	$6,185	$642,928	$614,901	$819,363	$1,914,976	$4,005,236
(1)	Includes $4,610 of borrowings under facilities related to commercial mortgage loan pools.
(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.

Reverse Repurchase Agreements and Credit Facilities

As credit market conditions have permitted, the Company has entered into short-term reverse repurchase agreements to finance securities that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate. At September 30, 2008, the Company did not have any reverse repurchase agreements outstanding. At December 31, 2007, the Company had $80,119 of reverse repurchase agreements outstanding.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. See Note 15 to the consolidated financial statements for additional discussion of the Company’s exposure to potential margin calls.

The Company’s credit facilities have been used to replace reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate. The following table summarizes the Company’s credit facilities at September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity

Bank of America, N.A. (1) (5)	9/18/10	$275,000	$141,694	$133,306	$275,000	$211,088	$63,912
Deutsche Bank AG, Cayman Islands Branch (2)	7/08/10	92,166	92,166	-	200,000	174,186	25,814
Bank of America, N.A.(3)	9/18/10	100,000	55,439	44,561	100,000	87,706	12,294
Morgan Stanley Bank (3) (4)	2/07/09	300,000	227,405	72,595	300,000	198,621	101,379
BlackRock HoldCo 2, Inc. (1)	3/06/09	53,624	30,000	23,624	-	-	-
		$820,790	$546,704	$274,086	$875,000	$671,601	$203,399
(1) USD only.
(2) Multicurrency (USD and Non-USD).
(3) Non-USD only.
(4) Can be increased by an additional $15,000 based on the change in exchange rates of the non-U.S. dollar loans. _However, any amounts drawn under this provision must be repaid in ninety days.
(5) Includes $4,610 of borrowings under facilities related to commercial mortgage loan pools.

As further detailed below, the Company is subject to financial covenants in its credit facilities. For the quarter ended September 30, 2008, the Company is not aware of any instances of non-compliance with these covenants.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total recourse indebtedness to tangible net worth shall not be greater than 3:1, (vi) on any date the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature and as of September 30, 2008 amounted to $546,704) and (vii) cumulative income cannot be less than one dollar for two consecutive quarters. Morgan Stanley Bank can require the Company to fund margin calls in the event the lender determines the value of the underlying assets have declined in value. The Company has commenced discussions with Morgan Stanley Bank to extend the maturity date of the facility beyond February 7, 2009.

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency credit facility until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility) would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down the multicurrency repurchase agreement when due. Under the terms of the extension agreement, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $1,600 are required under the facility. The monthly amortization payment can be increased or decreased based on a monthly repricing of all the assets that collaterize the credit facility.

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company (i) is required to make amortization payments totaling $31,000 on various dates through September 30, 2008, and (ii) is required to make monthly installment payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility. Bank of America, N.A, can require the Company to fund margin calls in the event the lender determines the value of the underlying collateral has declined.

To satisfy a margin call of $11,582 made in October 2008 by Bank of America under its credit facilities, the Company agreed with Bank of America to increase the Company's monthly installment payments from $2,250 to $3,250 commencing November 15, 2008 through March 15, 2010 under its non-USD facility and commencing April 15, 2010 through September 18, 2010 under its USD facility.

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") committed to provide a revolving credit loan facility (the "BlackRock Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the Manager of the Company.

On March 7, 2008, the Company and HoldCo 2 entered into the BlackRock Facility. The BlackRock Facility has a term of 364 days with two 364-day extension periods, subject to the Lender's approval. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The maximum principal amount of the BlackRock Facility is the lesser of $60,000 or a number determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. At September 30, 2008, based on the value of the Carbon II shares on a mark-to-market basis, the maximum principal amount of the BlackRock Facility has declined to $53,624 and the Company has remaining unused borrowing capacity of $23,624. As of October 31, 2008, unused borrowing capacity from the BlackRock Facility declined to $16,835 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.

The BlackRock Facility bears interest at a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees. Amounts borrowed under the BlackRock Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the BlackRock Facility and reduce the outstanding balance.

The terms of the BlackRock Facility give the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the BlackRock Facility, up to the BlackRock Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the BlackRock Facility agreement) of those shares, unless the Company elects to prepay outstanding loans under the BlackRock Facility in an amount equal to the Lender's desired share purchase amount and reduce the BlackRock Facility's commitment amount accordingly, which may require termination of the BlackRock Facility. Upon the consummation of the purchase, the BlackRock Facility’s commitment amount shall be reduced by the share purchase amount and the share purchase amount paid shall be applied to repay any outstanding loans under the BlackRock Facility as if the Company had prepaid the loans. The balance of the share amount available after such repayment, if any, shall be paid to the Company.

On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the BlackRock Facility. On July 28, 2008, the Company reborrowed $30,000 under the BlackRock Facility which was still outstanding at September 30, 2008.

Failure to meet a margin call or required amortization payment under any of the five aforementioned facilities would constitute an event of default under the applicable facility. An event of default would allow the lender to accelerate all facility obligations under such agreement.

Each of the five facilities contains cross default provisions that provide that any default by the Company under any loan, guaranty or similar agreement that permits acceleration of the balance due under such agreement would constitute an event of default under such facility.

Note 10  CONVERTIBLE REDEEMABLE PREFERRED STOCK

On April 4, 2008, the Company issued $70,125 of 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock and 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock (collectively, the “Series E Preferred Stock”). Net proceeds to the Company were $69,839. Dividends are payable on the Series E Preferred Stock at a 12% coupon and the holder has the right to convert the preferred stock into common stock at $7.49 per share (a 12% premium to the closing price of the Company's common stock on March 28, 2008, the pricing date).

On or after April 4, 2012, each holder of Series E-1 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder's shares of Series E-1 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On or after April 4, 2013, each holder of Series E-2 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder's shares of Series E-2 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On June 20, 2008, the holder of the outstanding 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock exercised its right to convert its shares into 3,119,661 shares of common stock.

The holder is a subsidiary of a fund managed by an affiliate of Credit Suisse. Whenever dividends on the Series E Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), then the holder, together with the holders of the Company's Series C and Series D Preferred Stock which rank equally with the Series E Preferred Stock, shall be entitled to elect a total of two additional directors to the Company’s Board of Directors in addition to the one director appointed to the Board at consummation of this transaction.

Note 11  COMMON STOCK

The following table summarizes Common Stock issued by the Company for the nine months ended September 30, 2008, net of offering costs:

	Shares	Net Proceeds
Dividend Reinvestment and Stock Purchase Plan	152,332	$1,071
Sales agency agreement	5,226,800	35,012
Management and incentive fees*	1,065,818	7,013
Incentive fee – stock based*	316,320	2,116
Series E-3 preferred stock conversion	3,119,661	23,289
Private transaction (see details below)	3,494,021	23,244
Director compensation	21,256	128
Total	13,396,208	$91,873
*See Note 12 to the consolidated financial statements, Transactions with the Manager and Certain Other Parties, for a further description of the Company’s Management Agreement.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, for $6.69 per share, resulting in net proceeds of $23,244.

On March 12, 2008, the Company declared dividends to its common stockholders of $0.30 per share, which were paid on April 30, 2008 to stockholders of record on March 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

On May 15, 2008, the Company declared dividends to its common stockholders of $0.31 per share, which were paid on July 31, 2008 to stockholders of record on June 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

On September 10, 2008, the Company declared dividends to its common stockholders of $0.31 per share, which were paid on October 31, 2008 to stockholders of record on September 30, 2008. For U.S. federal income tax purposes, the dividends are expected to be ordinary income to the Company’s stockholders.

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

On March 31, 2008, the Company’s unaffiliated directors approved an amended investment advisory agreement with the Manager. The amended Management Agreement will expire on March 31, 2009, unless extended. For the full one-year term of the renewed contract, the Manager has agreed to receive 100% of the management fees and any incentive fees in the Company's Common Stock. The stock issued to the Manager under this plan will be restricted from sale until six months after it is received.

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

The amended Management Agreement also provides for the Manager to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company's Common Stock ($10.76 per common share at September 30, 2008) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company's Common Stock outstanding during the applicable quarterly period. The Management Agreement continues to provide that the incentive fee payable to the Manager shall be subject to a rolling four-quarter high watermark.

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

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Management fee	$3,050	$3,473	$9,286	$10,862
Incentive fee	-	-	11,879	5,645
Incentive fee - stock based	382	497	1,426	2,145
Total management and incentive fees	$3,432	$3,970	$22,591	$18,652

At September 30, 2008 and 2007, management and incentive fees of $11,077 and $5,434, respectively, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities. In accordance with the provisions of the Management Agreement, the Company recorded $(175) and $75 for certain expenses (accrual adjustments) during the three and nine months ended September 30, 2008 and $184 and $486 for the three and nine months ended September 30, 2007, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and nine months ended September 30, 2008, the Company recorded administration and investment accounting service fees of $250 and $735, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2007, the Company recorded administration and investment accounting service fees of $181 and $544, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC Bank”). Midland therefore may be presumed to be an affiliate of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. (See Note 9).

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at September 30, 2008 was $1,711. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At September 30, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at September 30, 2008 was $95,928. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. On September 30, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2008, the Company had invested $1,351 in AHR JV. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,886 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. The Company will invest on a deal-by-deal basis and has no committed capital obligation. The other shareholder in AHR International JV is managed by or otherwise associated with an affiliate of Credit Suisse.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2008, the Installment Payment would be $2,000 payable over two years. The Company is not required to accrue for this contingent liability because it is not probable.

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At September 30, 2008, the balance of such net deposits pledged to counterparties as collateral under these agreements totaled $20,266 and is recorded as a component of other assets on the consolidated statement of financial condition.

At September 30, 2008, the Company had interest rate swaps with notional amounts aggregating $88,493 designated as cash flow hedges of borrowings under credit facilities. Cash flow hedges with an estimated fair value of $229 were included in derivative assets in the consolidated statement of financial condition and cash flow hedges with an estimated fair value of $307 were included in derivative liabilities in the consolidated statement of financial condition. For the three months ended September 30, 2008, the net change in the estimated fair value of the interest rate swaps was a decrease of $1,780, of which $769 was deemed ineffective and is included as an increase of interest expense and $1,011 was recorded as a reduction of OCI. For the nine months ended September 30, 2008, the net change in the estimated fair value of the interest rate swaps was a decrease of $5,685, of which $534 was deemed ineffective and is included as a decrease of interest expense and $6,219 was recorded as a reduction of OCI. At September 30, 2008, the $88,493 of notional swaps designated as cash flow hedges had a weighted average remaining term of 3.2 years.

During the nine months ended September 30, 2008, the Company terminated five of its interest rate swaps with a notional amount of $168,500 that were designated as cash flow hedges of borrowings under reverse repurchase agreements and credit facilities. Prior to the dedesignation discussed below, the Company expected to reclassify the $18,253 loss in value from OCI to interest expense over approximately 7.6 years, which was the weighted average remaining term of the swaps at the time they were closed out.

During the third quarter of 2008, the Company extended two of its credit facilities. In connection with the extension of the credit facilities, there was a reduction in the balance of the Company’s 90-day repurchase agreements and the forecasted transactions related to certain balances in OCI for interest rate swaps that had been hedging 90-day repurchase agreements were no longer probable of occurring. As a result, the Company reclassified $(7,084) out of OCI which is included in dedesignation of derivative instruments on the consolidated statements of operations. This amount was previously being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. At September 30, 2008, the Company had, in aggregate, $12,209 of net losses related to terminated swaps recorded in OCI. For the quarter ended September 30, 2008, $639 was reclassified as an increase to interest expense and $2,557 is expected to be reclassified as an increase to interest expense over the next twelve months.

In connection with the adoption of FAS 159 on January 1, 2008, the Company dedesignated CDO interest rate swaps with notional amounts aggregating $875,548 as trading derivatives. The Company will reclassify the $25,410 loss in value from OCI to interest expense over 8.3 years. For the quarter ended September 30, 2008, $1,238 was reclassified as an increase to interest expense and $5,204 will be reclassified as an increase to interest expense over the next twelve months.

At September 30, 2008, the Company had interest rate swaps with notional amounts aggregating $1,209,731 designated as trading derivatives. Trading derivatives with an estimated fair value of $497 were included in derivative assets on the consolidated statement of financial condition and trading derivatives with an estimated fair value of $30,295 were included in derivative liabilities on the consolidated statement of financial condition. For the nine months ended September 30, 2008, the change in estimated fair value for these trading derivatives was a decrease of $1,426 which is included as a component of gain (loss) on securities held-for-trading on the consolidated statement of operations. At September 30, 2008, the $1,209,731 notional of swaps designated as trading derivatives had a weighted average remaining term of 5.0 years.

At September 30, 2008, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value at September 30, 2008, of $277 which is included in derivative assets, and the change in estimated fair value related to this derivative of $18 and $82 for the three and nine months ended September 30, 2008, respectively is included as a component of gain (loss) in securities held-for-trading on the consolidated statement of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. These contracts are recorded at their estimated fair value at September 30, 2008 and are included in derivative instruments on the consolidated statement of financial conditions. The Company recorded foreign currency gains (losses) of $7,273 and $(2,913) for the three and nine months ended September 30, 2008 and $775 and $3,631 for the three and nine months ended September 30, 2007, respectively.

Foreign currency agreements at September 30, 2008 consisted of the following:

	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(15,474)	$-	7.7 years
CDO currency swaps	$13,437	$-	9.1 years
Forwards	$2,770	$-	49 days

Consistent with SFAS No. 52, Foreign Currency Translation (“FAS 52”), FAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company may use foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within OCI. For the nine months ended September 30, 2008, the foreign currency translation loss included in accumulated OCI was $8,010. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

Note 14 NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and nine months ended September 30, 2008 and 2007:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income:
Interest from securities	$53,387	$49,560	$156,261	$147,195
Interest from commercial mortgage loans	22,674	20,494	69,506	49,942
Interest from commercial mortgage loan pools	12,779	12,985	38,445	39,119
Interest from cash and cash equivalents	558	1,784	2,540	3,648
Total interest income	89,398	84,823	266,752	239,904
Interest Expense:
Interest – securities	56,652	62,525	164,189	178,450
Total interest expense	56,652	62,525	164,189	178,450
Net interest income	$32,746	$22,298	$102,563	$61,454

Note 15 CURRENT AND SUBSEQUENT EVENTS IN THE CREDIT MARKETS

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. The values of real estate debt securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on debt securities and loans by the market based on credit relative to a specific benchmark. The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity and demand for mortgage-backed securities and have caused the credit spreads to widen substantially since the beginning of 2007. Under these conditions, the values of real estate securities and loans have declined, and such decline has resulted in margin calls. The Company’s credit facilities (including its repurchase agreements) allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to repay a portion of the outstanding borrowings to cover the decrease or to post additional collateral with minimal notice.

During 2007, the Company paid $82,570 related to margin calls. During the period from January 1, 2008 through November 10, 2008, the Company paid $189,352 ($84,733 since July 1, 2008) related to margin calls and amortization payments (including payments the Company made to lenders upon their determination that the value of collateral declined and fixed payments the Company made to lenders pursuant to the terms of the facilities). Of the $84,733 paid since July 1, 2008, $41,223 represented contractual payments negotiated upon the extension of two of the Company’s credit facilities. The Company will fund an additional margin call of approximately $6,600 on November 11, 2008. It has also agreed to make increased monthly installment payments to one of its lenders in full satisfaction of a margin call of $11,582 originally scheduled to be paid in October 2008.

Additional margin calls as a result of the widening of credit spreads or otherwise could harm the Company’s liquidity, results of operations, financial condition and business prospects in a number of ways. In order to obtain cash to satisfy a margin call and absent other capital resources becoming available, the Company would be required to liquidate assets at a disadvantageous time, which would cause the Company to incur losses and consequently adversely affect the Company’s results of operations and financial condition. Posting additional collateral would decrease available cash limiting the Company’s ability to satisfy other obligations, including future margin calls or to make additional investments. In addition, the Company may need to hold increased levels of cash or cash equivalents in anticipation of potential margin calls which could also limit the Company’s ability to make additional investments. If the Company did not have sufficient cash available or was unable to sell sufficient assets to satisfy margin calls, the Company would be in default under its facilities which would trigger cross default provisions in each of the Company’s five credit facilities. In such an event, the Company would be required to repay outstanding indebtedness under its credit facilities immediately. (As of September 30, 2008, the Company had $546,704 of indebtedness outstanding under its credit facilities.) Absent other capital resources becoming available, the Company will not have sufficient liquid assets to repay such indebtedness and will be unable to fund its operations and continue its business.

The aforementioned market factors could adversely affect one or more of the Company's credit facilities (including repurchase agreement) counterparties which provide funding for the Company's portfolio and thereby could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing or to extend current credit facilities on the maturity date. If one or more of the Company's counterparties were unwilling or unable to extend the current credit facilities at the maturity date and the Company were unable to replace such facilities, the Company’s liquidity would be reduced, which could have a material adverse effect on the Company's financial condition and business. The Company could be forced to sell its investments at a time when prices are depressed, which could adversely affect the Company's ability to comply with REIT asset and income tests and maintain its qualification as a REIT. Moreover, the Company may not be able to sell those investments at all under current market conditions. In addition, the failure to extend certain of the Company’s credit facilities as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank AG, Cayman Islands Branch that it is negotiating a bona fide commitment to extend or replace such facility) will constitute an event of default under the Company’s credit facility with Deutsche Bank AG.

If one or more major market participants that provide financing for mortgage-backed or other fixed income securities fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, including the value of the securities in the Company's portfolio, thus reducing the Company's liquidity. In addition, distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital for its operations thereby further reducing the Company’s liquidity.

To date, the credit performance of the majority of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, during the first nine months of 2008, the capital markets have been marking down the value of all credit-sensitive securities regardless of performance.

In addition to the covenants under the Company’s secured facilities, certain of the Company’s seven CDOs contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders. The Company's first three CDOs contain certain interest coverage and overcollateralization tests. At September 30, 2008, all such tests are passing by a wide margin. The Company’s three CDOs designated as its high yield (“HY”) series do not have any compliance tests. The Euro-denominated CDO's ("Euro CDO") most significant test is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral. The Company can actively manage the Euro CDO collateral pool to maintain compliance with those tests. At September 30, 2008, the Company is meeting all such tests.

During the first nine months of 2008, the Company raised $35,012 of capital by issuing common shares under its sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,128. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. On July 28, 2008, the Company subsequently reborrowed $30,000 from HoldCo 2.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $45,810 of unrestricted cash and cash equivalents (of which $20,501 must be retained under the provisions of the Company’s financial debt covenants and would not be available to fund operations) held as of September 30, 2008, potential common stock issuances under the Company’s sales agency agreement, and $23,624 of unused borrowing capacity from HoldCo 2 as of September 30, 2008. As of October 31, 2008, unused borrowing capacity from the BlackRock Facility declined to $16,835 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.

The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months (November 1, 2008 to October 31, 2009). This analysis is based on a number of assumptions. The following are the most critical:

1)	The Company will be successful in renewing the facility with Morgan Stanley Bank prior to January 23, 2009 and will have no amortization payments under the terms of the renewal.
2)	The Company will have sufficient available cash to meet its periodic loan amortization payments to Deutsche Bank and Bank of America, N.A.
3)	The Company does not receive any significant margin calls from its lenders.
4)	The Company will be successful in renewing the facility with HoldCo 2 prior to March 6, 2009 and will not have any required paydowns under the terms of the renewal.

Based on current projections of cash for the next twelve months, the Company expects it will have cash resources to pay quarterly cash dividends on its common stock at the current rate for the dividend typically payable in the first quarter of 2009 and, if the Company raises additional capital, obtains additional financing and/or receives cash proceeds from the future sale of assets or asset repayments, thereafter.  However, no decision has been made by the Company with respect to the declaration or payment of any future dividend, including the rate or time of declaration and payment of any such dividend.  The Company may consider payment of dividends on its common stock all or partially in common stock and intends to continue to comply with REIT dividend requirements.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is also subject to obtaining additional long-term debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

The Company's primary investment activities are conducted on a global basis in four investment sectors:
1)	Commercial Real Estate Debt Securities
2)	Commercial Real Estate Loans
3)	Commercial Real Estate Equity
4)	RMBS

The commercial real estate securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically a ten-year weighted average life). Commercial real estate loans and equity provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions. The Company may consider investing in RMBS given their current relative value and liquidity.

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

The Company is managed by BlackRock Financial Management, Inc. (the "Manager"), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with more than $1.27 trillion of assets under management at September 30, 2008. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company’s fixed income investment activity continues to be managed to maintain a positive, though controlled, exposure to both long- and short-term interest rates through its active hedging strategies. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rates and their effect on earnings and book value.

The following table illustrates the mix of the Company’s asset types at September 30, 2008 and December 31, 2007:

	Carrying Value at
	September 30, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial real estate securities(1)	$1,614,478	41.7%	$2,274,151	49.3%
Commercial real estate loans(2)	1,024,166	26.4	1,082,785	23.5
Commercial mortgage loan pools(3)	1,223,630	31.6	1,240,793	26.9
Commercial real estate equity(4)	9,350	0.3	9,350	0.2
Total commercial real estate assets	3,871,624	100.0	4,607,079	99.9
Residential mortgage-backed securities	840	-	10,183	0.1
Total	$3,872,464	100.0%	$4,617,262	100.0%
(1)	Includes equity investment in AHR JV.
(2)	Includes equity investments in the Carbon Capital funds and AHR International JV.
(3)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 6 of the consolidated financial statements.
(4)	Represents equity investment in Dynamic India Fund IV.

During the nine months ended September 30, 2008, the Company purchased $53,515 of non-U.S. dollar denominated securities in order to continue to increase geographic diversification. Also during the first nine months of 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs to increase its liquidity position. In addition, the dislocation in the capital markets during 2008 caused CMBS spreads to widen significantly. This development resulted in a significant decline in the market value of the Company’s CMBS portfolio during the nine months ended September 30, 2008.

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at September 30, 2008 is as follows:
	Commercial Real Estate Securities(2)	Commercial Real Estate Loans (1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)	% of Total
USD	$1,327,339	$414,490	-	$1,223,630	$2,965,459	$2,965,459	76.6%
GBP	£22,824	£43,975	-	-	£66,799	119,066	3.1%
EURO	€97,724	€358,813	-	-	€456,537	641,273	16.6%
Canadian Dollars	C$77,045	C$6,281	-	-	C$83,326	78,373	2.0%
Japanese Yen	¥3,898,669	-	-	-	¥3,898,669	36,723	0.9%
Swiss Francs	-	CHF 23,972	-	-	CHF 23,972	21,380	0.6%
Indian Rupees	-	-	Rs 434,308	-	Rs 434,308	9,350	0.2%
Total USD Equivalent	$1,614,478	$1,024,166	$9,350	$1,223,630	$3,871,624	$3,871,624	100.0%
(1)	Includes the Company’s investments in the Carbon Capital Funds of $97,639 and AHR International JV of $28,572 at September 30, 2008.
(2)	Includes the Company’s investment in AHR JV of $984 at September 30, 2008.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2007 is as follows:
	Commercial Real Estate Securities	Commercial Real Estate Loans (1)	Commercial Real Estate Equity	Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets	Total Commercial Real Estate Assets (USD)	% of Total
USD	$1,881,328	$445,618	$-	$1,240,793	$3,567,739	$3,567,739	77.4%
GBP	£35,247	£45,944	-	-	£81,191	161,618	3.5%
Euro	€131,645	€354,458	-	-	€486,103	710,707	15.4%
Canadian Dollars	C$89,805	C$6,249	-	-	C$96,054	97,324	2.1%
Japanese Yen	¥4,378,759	-	-	-	¥4,378,759	39,196	0.9%
Swiss Francs	-	CHF23,939	-	-	CHF23,939	21,145	0.5%
Indian Rupees	-	-	Rs 368,483	-	Rs 368,483	9,350	0.2%
Total USD Equivalent	$2,274,151	$1,082,785	$9,350	$1,240,793	$4,607,079	$4,607,079	100.0%
(1) Includes the Company's investments of $99,398 in the Carbon Capital Funds at December 31, 2007.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets. The Company’s primary foreign currency exposures are the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. dollar investments. The Company mitigates this impact by utilizing local currency-denominated financing on its foreign investments and foreign currency forward contracts and swaps to hedge the net exposure.

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at September 30, 2008. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Carrying Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Expected Yield
Investment grade CMBS	$205,776	$127,026	$61.73	$174,342	$84.72	7.54%
Investment grade REIT debt	121	116	95.51	123	101.41	5.27
CMBS rated BB+ to B	551,008	161,252	29.26	220,319	39.98	9.60
CMBS rated B- or lower	512,802	94,106	18.16	109,385	21.07	14.00
CDO Investments	329,718	27,186	8.25	17,384	5.41	66.62
CMBS Interest Only securities (“IOs”)	88,686	4,425	4.99	1,873	2.11	22.45
Multifamily agency securities	347	354	102.00	516	148.66	6.75
Total commercial real estate assets outside CDOs	1,688,458	414,465	24.49	524,392	30.98	11.81

Commercial real estate loans and equity outside CDOs
Commercial real estate loans	588,652	577,957		579,789
Commercial mortgage loan pools	1,189,528	1,223,630	102.87	1,223,630	102.87	4.15
Commercial real estate	9,350	9,350		9,350
Total commercial real estate loans and equity outside CDOs	1,787,530	1,810,937	102.87	1,812,769	102.87

Commercial real estate assets included in CDOs
Investment grade CMBS	797,569	647,288	81.16	734,888	92.14	7.58
Investment grade REIT debt	210,624	201,619	95.72	211,697	100.51	5.48
CMBS rated BB+ to B	583,464	290,222	49.72	384,578	65.91	11.18
CMBS rated B- or lower	199,962	36,080	18.04	45,439	22.72	17.56
CDO Investments	4,000	2,600	65.00	2,600	65.00	7.81
Credit tenant lease	22,795	22,203	97.40	23,406	102.68	5.66
Commercial real estate loans	457,745	446,210	97.48	430,885	92.12	8.97
Total commercial real estate assets included in CDOs	2,276,159	1,646,222	72.32	1,833,493	80.15	8.63%
Total commercial real estate assets	$5,752,147	$3,871,624		$2,947,024

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

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At September 30, 2008, 56% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company's CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at September 30, 2008.

	Collateral at September 30, 2008		Debt at September 30, 2008
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$446,067	8.44%	$384,579	7.71%	0.73%
CDO II	294,145	8.17%	262,111	6.00%	2.17%
CDO III	368,956	7.32%	375,162	4.76%	2.56%
CDO HY3	320,853	11.11%	372,325	5.91%	5.20%
Euro CDO	413,322	8.55%	370,126	5.84%	2.71%
Total **	$1,843,343	8.66%	$1,764,303	6.06%	2.60%
* Weighted average cost of funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At September 30, 2008, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $57,668,750. At September 30, 2008, subordinated Controlling Class CMBS with a par of $1,557,973 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $750,623 were held as collateral by CDO HY1 and CDO HY2 (each as defined below).

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at September 30, 2008 was $287,912; the average credit protection, or subordination level, of this portfolio was 1.01%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at September 30, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level

BB+	$249,067	$96,773	$38.86	$112,014	$45.33	4.31%
BB	182,788	62,053	33.80	81,930	44.82	3.39%
BB-	182,768	75,941	41.45	88,945	48.67	5.15%
B+	98,967	28,337	28.47	35,835	36.21	2.33%
B	124,438	37,496	30.02	44,292	35.59	1.99%
B-	110,861	25,000	22.37	31,636	28.54	1.41%
CCC+	37,594	7,443	19.80	9,811	26.10	1.02%
CCC	39,806	8,576	21.54	12,105	30.41	0.81%
NR	531,684	76,152	14.26	90,932	17.10	n/a
Total	$1,557,973	$417,771	$26.69	$507,500	$32.59

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2007 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,946	$189,351	$68.13	$228,054	$82.05	3.59%
BB	191,808	117,702	61.36	154,916	80.77	2.55%
BB-	192,875	121,665	63.08	137,092	71.08	4.33%
B+	103,352	55,664	53.86	67,214	65.03	2.15%
B	140,275	71,947	51.29	83,949	59.85	1.76%
B-	123,683	49,817	40.28	63,282	51.17	1.29%
CCC	22,313	6,293	28.21	7,814	35.01	0.88%
NR	533,920	118,473	22.19	139,714	26.17	n/a
Total	$1,586,172	$730,912	$46.08	$882,035	$55.61

During the nine months ended September 30, 2008, the loan pools were paid down by $2,610,685. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net book value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the nine months ended September 30, 2008, five securities in one of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and twenty eight securities in one Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded sixteen of the Company’s non-Controlling Class commercial real estate securities and downgraded twelve.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $857,492 related to principal of the underlying loans will not be recoverable, of which $410,489 is expected to occur over the next five years. The total loss estimate of $857,492 represents 1.49% of the total underlying loan pools.

The Company considers delinquency information from the Barclays Capital Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at September 30, 2008 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding	Barclays Capital Conduit Guide
1998	$1,235,068	5.23%	5.39%
1999	491,250	2.84%	0.92%
2001	808,996	1.68%	1.32%
2002	917,122	0.62%	0.72%
2003	1,720,895	1.92%	0.61%
2004	6,202,813	0.65%	0.51%
2005	11,799,815	1.11%	0.61%
2006	13,638,598	1.04%	0.65%
2007	20,854,193	0.62%	0.42%
Total	$57,668,750	0.99%	0.66%*
* Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are in line with expectations. While the Company’s portfolio under-performed relative to the market in the first nine months of 2008, the absolute amount of the delinquencies experienced by the Company remains low. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risks” for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information related to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at September 30, 2008:

	September 30, 2008
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$238,007	18	0.41%
Past due 60 days to 89 days	12,247	5	0.02%
Past due 90 days or more	221,614	38	0.39%
Real Estate owned	52,945	12	0.08%
Foreclosure	48,044	2	0.09%
Total Delinquent	572,857	75	0.99%
Total Collateral Balance	$57,668,750	4,487

Of the 75 delinquent loans at September 30, 2008, 12 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 61 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 0.99%. During 2008, the underlying collateral experienced early payoffs of $2,610,685 representing 4.52% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $16,088 were realized during the nine months ended September 30, 2008. This brings cumulative realized losses to $142,992, which is 14.53% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company's loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The profile of the loans underlying the Company’s CMBS by property type at September 30, 2008 was as follows:

	September 30, 2008 Exposure
Property Type	Collateral Balance	% of Total
Office	$19,699,645	34.16%
Retail	16,400,992	28.44%
Multifamily	12,335,346	21.39%
Industrial	4,394,359	7.62%
Lodging	4,031,046	6.99%
Healthcare	322,945	0.56%
Other	484,417	0.84%
Total	$57,668,750	100.0%

At September 30, 2008, the estimated fair value of the Company’s holdings of subordinated Controlling Class CMBS was $89,729 lower than the adjusted cost for these securities, which consisted of a gross unrealized gain of $5,533 and a gross unrealized loss of $95,262. The adjusted purchase price of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2008 represents approximately 32.6% of its par amount. The estimated fair value of the Company’s subordinated Controlling Class CMBS portfolio at September 30, 2008 represented approximately 26.8% of its par amount. As the portfolio matures, the Company expects to recoup the $96,375 of unrealized loss, provided that the credit losses experienced are not greater than the credit losses assumed in the projected cash flow analysis. At September 30, 2008, the Company believed there has been no material deterioration in the credit quality of its portfolio below current expectations.

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

During the nine months ended September 30, 2008, the Company funded an additional $2,286 for a commercial real estate loan. The Company received repayments of commercial real estate loans in the aggregate amount of $19,341.

The Company recorded a provision for loan losses of $18,752 and $43,942 for the three and nine months ended September 30, 2008, respectively. This provision relates to three loans with an aggregate principal balance of $90,580 and accrued interest of $190. The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company believes the full collectibility of the loans are not probable.

The Company invests in the Carbon Capital Funds which also invest in commercial real estate loans. For the three and nine months ended September 30, 2008, respectively, the Company recorded $1,972 and $1,447 of earnings related to the Carbon Capital Funds. Carbon II increased its investment in U.S. commercial real estate loans by funding an additional investment of $636 during 2008. Paydowns in the Carbon Capital Funds during 2008 totaled $72,626. As loans are repaid or sold, Carbon II has redeployed capital into acquisitions of additional loans for the portfolio. The Carbon I investment period has expired.

The Company's investments in the Carbon Capital Funds are as follows:

	September 30, 2008	December 31, 2007
Carbon I	$1,711	$1,636
Carbon II	95,928	97,762
	$97,639	$99,398

As of September 30, 2008, Carbon II has three loans collateralized by three assets located in Florida that are in various stages of resolution. The properties consist of one hotel and two multifamily properties. Carbon II took title to one of the multifamily properties during 2007. During the nine months ended September 30, 2008, Carbon II increased its loan loss reserves for two loans by $2,574. At September 30, 2008, the total loan loss reserve for these loans was $4,413. For the property owned, Carbon II recognized impairments of $1,281 and $5,181 for the nine months ended September 30, 2008 and 2007, respectively.

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

During the second quarter of 2008, a $60,000 first leasehold mortgage on a 43.9 acre tract of land in Las Vegas, zoned for commercial use, went into default. Carbon II owns fifty percent of the mortgage. Carbon II is engaged in workout discussions, and other alternatives are being explored. Carbon II believes a loan loss reserve is not necessary at September 30, 2008.

During the third quarter of 2008, a first mortgage secured by a building in New York City defaulted. Carbon II is exploring its alternatives including a foreclosure of the real estate. Carbon II believes a loan loss reserve is not necessary at September 30, 2008. All other commercial real estate loans in Carbon II are performing according to their terms.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At September 30, 2008, the Company’s capital commitment was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II. Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the three months ended September 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$43,809	$43,016	$793	1.9%
Commercial real estate loans	8,267	8,933	(666)	(7.5)
Commercial mortgage loan pools	12,779	12,985	(206)	(1.6)
Residential mortgage-backed securities	13	128	(115)	(90.1)
Cash and cash equivalents	195	1,242	(1,047)	(84.3)
Total U.S. interest income	65,063	66,304	(1,241)	(1.9)
Non-U.S dollar denominated income
Commercial real estate securities	9,564	6,415	3,149	49.1
Commercial real estate loans	14,408	11,562	2,846	24.6
Cash and cash equivalents	363	542	(179)	(33.0)
Total non-U.S. dollar denominated interest income	24,335	18,519	5,816	31.4
Total Interest Income	$89,398	$84,823	$4,575	5.4%

	For the nine months ended September 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$128,529	$128,999	$(470)	(0.4)%
Commercial real estate loans	24,635	22,530	2,105	9.3
Commercial mortgage loan pools	38,445	39,119	(674)	(1.7)
Residential mortgage-backed securities	88	3,868	(3,780)	(97.7)
Cash and cash equivalents	1,581	2,316	(735)	(31.7)
Total U.S. interest income	193,278	196,833	(3,555)	(1.8)
Non-U.S dollar denominated income
Commercial real estate securities	27,644	14,326	13,318	93.0
Commercial real estate loans	44,871	27,413	17,458	63.7
Cash and cash equivalents	959	1,332	(373)	(28.0)
Total non-U.S. dollar denominated interest income	73,474	43,071	30,397	70.6
Total Interest Income	$266,752	$239,904	$26,848	11.2%

U.S. dollar denominated income

For the three and nine months ended September 30, 2008 versus 2007, interest income from U.S. assets decreased $1,241, or 1.9% and $3,555, or 1.8%. During the third quarter of 2007, the Company sold most of its multifamily agency securities and IOs which decreased interest income by approximately $4.0 million for the three months ended September 30, 2008. Off setting this decline was an increase in interest income related to commercial real estate securities due to higher yields resulting from the application of EITF 99-20. Interest income on commercial real estate loans for the three months ended September 30, 2008 versus 2007 decreased $666 or 7.5%, due primarily to non-accrual status of a $25,000 loan (see Note 5). During the second half of 2007 and the first quarter of 2008, the Company sold most of its residential mortgage backed securities portfolio. As a result, interest income declined $115, or 90.1% for the three months ended September 30, 2008 and $3,780, or 97.7%, for the nine months ended September 30, 2008.

Non-U.S. dollar denominated income

For the three and nine months ended September 30, 2008 versus 2007, interest income from non-U.S. assets increased $5,816, or 31.4% and $30,397, or 70.6%. During 2007, the Company continued to increase its investment in non-U.S. dollar commercial real estate assets. As a result, 2008 interest income from non-U.S. commercial real estate securities and loans increased due to the full year impact of holding such securities. The Company increased its investments outside the U.S. in order to provide geographic diversification for its portfolio.

The following table reconciles interest income and total income for the three months ended September 30, 2008 and 2007:

	For the three months ended September 30,		Variance
	2008	2007	Amount	%
Interest Income	$89,398	$84,823	$4,575	5.4%
Earnings from JVs	1,095	-	1,095	n/a
Earnings from Carbon II	1,972	2,268	(296)	(13.1)
Earnings from Carbon I	-	(47)	47	100.0
Earnings from BlackRock Diamond Property Fund, Inc.	-	4,390	(4,390)	(100.0)
Total Income	$92,465	$91,434	$1,031	1.1%

	For the nine months ended September 30,		Variance
	2008	2007	Amount	%
Interest Income	$266,752	$239,904	26,848	11.2%
Earnings from JVs	1,063	-	1,063	n/a
Earnings from Carbon II	1,372	9,380	(8,008)	(85.4)
Earnings from Carbon I	75	812	(737)	(90.8)
Earnings from BlackRock Diamond Property Fund, Inc.	-	18,790	(18,790)	(100.0)
Total Income	$269,262	$268,886	376	0.1%

The Company fully redeemed its interest in the BlackRock Diamond Property Fund, Inc. by September 30, 2007. Therefore, the three and nine months ended September 30, 2008 show no activity for this investment. For the nine months ended September 30, 2008, earnings from Carbon II declined $8,008 or 85.4%. The decline is primarily the result of Carbon II establishing a loan loss reserve of $17,700, the entire face amount of the loan. The Company owns 26% of Carbon II, resulting in a $4,602 decline in income.

Interest Expense: The following tables sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$18,109	$22,905	$(4,796)	(20.9)%
Commercial real estate securities	2,727	6,021	(3,294)	(54.7)
Commercial real estate loans	929	1,625	(696)	(42.8)
Commercial mortgage loan pools	12,089	12,353	(264)	(2.1)
Residential mortgage-backed securities	-	778	(778)	(100.0)
Senior unsecured convertible notes	2,383	794	1,589	200.0
Senior unsecured notes	3,072	3,226	(154)	(4.8)
Junior subordinated notes	3,354	3,396	(42)	(1.2)
Equity investments	287	331	(44)	(13.3)
Cash flow hedges	276	(181)	457	(252.5)
Hedge ineffectiveness*	770	106	664	626.4
Total U.S. Interest Expense	43,996	51,354	(7,358)	(14.3)
Non-U.S. dollar denominated interest expense
Euro CDO	5,880	4,950	930	18.8
Commercial real estate securities	3,082	1,971	1,111	56.4
Commercial real estate loans	2,260	3,055	(795)	(26.0)
Junior subordinated notes	1,434	1,195	239	20.0
Total Non- U.S. Interest Expense	12,656	11,171	1,485	13.3
Total Interest Expense	$56,652	$62,525	$(5,873)	(9.4)%

	For the nine months ended September 30,		Variance
	2008	2007	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$51,830	$68,238	$(16,408)	(24.1)%
Commercial real estate securities	8,453	22,983	(14,530)	(63.2)
Commercial real estate loans	3,203	3,636	(433)	(11.9)
Commercial mortgage loan pools	36,480	37,233	(753)	(2.0)
Residential mortgage-backed securities	45	5,841	(5,796)	(99.2)
Senior unsecured convertible notes	7,066	794	6,272	789.9
Senior unsecured notes	9,147	6,432	2,715	42.2
Junior subordinated notes	9,949	10,115	(166)	(1.6)
Equity investments	500	331	169	51.1
Cash flow hedges	1,159	(1,040)	2,199	(211.4)
Hedge ineffectiveness*	(534)	163	(697)	(427.6)
Total U.S. Interest Expense	127,298	154,726	(27,428)	17.7
Non-U.S. dollar denominated interest expense
Euro CDO	16,578	13,041	3,537	27.1
Commercial real estate securities	9,271	2,857	6,414	224.5
Commercial real estate loans	6,838	5,684	1,154	20.3
Junior subordinated notes	4,204	2,142	2,062	96.3
Total Non- U.S. Interest Expense	36,891	23,724	13,167	55.5
Total Interest Expense	$164,189	$178,450	$(14,261)	(8.0)%
*See Note 13 of the consolidated financial statements, Derivative Instruments and Hedging Activities, for a further description of the Company’s hedge ineffectiveness.

U.S dollar denominated interest expense

For the three and nine months ended September 30, 2008 versus 2007, U.S. dollar interest expense decreased $7,358, or 14.3%, and $27,428, or 17.7%, respectively. The Company sold most of its residential mortgage backed securities portfolio during the second half of 2007 and the first quarter of 2008. As a result, related interest expense declined $778, or 100.0%, for the three months ended September 30, 2008 and $5,796, or 99.2%, for the nine months ended September 30, 2008. This was offset by the issuance of convertible notes in August and September of 2007 and senior unsecured notes in May of 2007.

For the three and nine months ended September 30, 2008 versus September 30, 2007, U.S. dollar interest expense related to collateralized debt obligations declined $4,796, or 20.9%, and $16,408, or 24.1%, respectively. The decline was caused primarily by an income statement reclassification. Due to the redesignation of CDO interest rate swaps to trading derivatives as of January 1, 2008, interest expense related to CDO swaps is classified in realized gain (loss) and is no longer included in interest expense. For the three and nine months ended September 30, 2008, $(4,872) and $(11,604), respectively, were included in realized gain (loss). Also as a result of the redesignation, $2,813 of swap cost amortization was included in CDO interest expense in 2008.

Non-U.S. dollar denominated interest expense

For the three and nine months ended September 30, 2008 versus 2007, non-U.S. dollar interest expense increased $1,485, or 13.3%, and increased $13,167, or 55.5%, respectively. The increase was due primarily to increased purchases of non-U.S. dollar securities and loans during 2007. Also during the second quarter of 2007, the Company issued €50,000 junior subordinated notes. As a result, related interest expense increased $2,062, or 96.3%, for the nine months ended September 30, 2008.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its interest generating portfolio to consist of its securities held-for-trading, securities available-for-sale for 2007, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate. The Company's equity investments, which include the Carbon Capital Funds, also generate a significant portion of the Company's income.

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

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest income	$89,398	$84,823	$266,752	$239,904
Interest expense related to the consolidation of commercial mortgage loan pools	(12,089)	(12,353)	(36,480)	(37,233)
Short term interest expense related to commercial mortgage loan pools	33	94	153	266
Adjusted interest income	77,342	$72,564	230,425	$202,937

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest expense	$56,652	$62,525	$164,189	$178,450
Interest expense related to the consolidation of commercial mortgage loan pools	(12,089)	(12,353)	(36,480)	(37,233)
Short term interest expense related to commercial mortgage loan pools	33	94	153	266
Hedge ineffectiveness	(770)	(106)	534	(163)
Adjusted interest expense	$43,826	$50,160	$128,396	$141,320

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

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Adjusted interest income	$77,342	$72,564	$230,425	$202,937
Adjusted interest expense	$43,826	$50,160	$128,396	$141,320
Adjusted net interest income ratios
Net interest margin	4.7%	2.5%	4.6%	2.4%
Average yield	10.9%	8.2%	10.3%	7.8%
Cost of funds	6.1%	6.1%	5.8%	6.0%
Net interest spread	4.8%	2.1%	4.5%	1.8%
Ratios including income from equity investments
Net interest margin	4.9%	3.1%	4.5%	3.3%
Average yield	10.9%	8.5%	10.0%	8.5%
Cost of funds	6.1%	6.1%	5.8%	6.0%
Net interest spread	4.8%	2.5%	4.1%	2.4%

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and nine months ended September 30, 2008 and 2007, respectively.

	For the three months ended September 30,		Variance
	2008	2007	Amount	%
Management fee	$3,050	$3,473	$(423)	(12.1)%
Incentive fee – stock based	382	497	(115)	(23.1)
General and administrative expense	2,025	1,624	401	24.7
Total other expenses	$5,457	$5,594	$(137)	(2.4)%

	For the nine months ended September 30,		Variance
	2008	2007	Amount	%
Management fee	$9,286	$10,862	$(1,576)	(14.5)%
Incentive fee	11,879	5,645	6,234	110.4
Incentive fee – stock based	1,426	2,145	(719)	(33.5)
General and administrative expense	5,706	4,448	1,258	28.3
Total other expenses	$28,297	$23,100	$5,197	22.5%

The Company’s amended Management Agreement includes a change in the quarterly base management fee from 0.50% of stockholders' equity for the quarter ended June 30, 2008 to 0.375% for the first $400 million in average total stockholders' equity, 0.3125% for the next $400 million of average total stockholders' equity and 0.25% for the average total stockholders' equity in excess of $800 million. The decrease in incentive fee – stock based of $115 and $719 for the three and nine months ended September 30, 2008, respectively, was due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors' fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase in general and administrative expenses for the three months ended September 30, 2008 was due to $454 of professional fees associated with capital raising activities offset partially by a decrease in due diligence costs due to a decline in investment activity. The increase in general and administrative expense for the nine months ended September 30, 2008 was primarily attributable to increased professional fees, insurance costs and director fees.

Other Gains (Losses): Upon the adoption of FAS 159 on January 1, 2008, the changes in the estimated fair value of the Company’s trading securities, long-term liabilities, and certain interest swaps are recorded in earnings. The gain of $72,570 for the nine months ended September 30, 2008 was comprised of realized losses of $(14,840), unrealized losses on securities and swaps of $(573,486) and losses from the dedesignation of derivative instruments of $(7,084), offset by unrealized gains on liabilities of $667,980. Foreign currency gains (loss) were $(2,913) and $3,631 for the nine months ended September 30, 2008 and 2007. Included in accumulated other comprehensive loss was a $(8,010) loss on foreign currency translation. As a result, the Company’s foreign currency exposure for the nine months ended September 30, 2008 resulted in a net economic loss of $(10,923). The provision for loan losses for the nine months ended September 30, 2008 totaled $(43,942) and was related to three loans in various stages of resolution. The losses on impairment of assets of $(7,036) for the nine month period ended September 30, 2007 was related to the Company’s write down of certain CMBS as required by EITF 99-20.

Dividends Declared:

On March 12, 2008, the Company declared distributions to its holders of Common Stock of $0.30 per share, which were paid on April 30, 2008 to stockholders of record on March 30, 2008.

On May 15, 2008, the Company declared dividends to its holders of Common Stock of $0.31 per share, which were paid on July 31, 2008 to stockholders of record on June 30, 2008.

On September 10, 2008, the Company declared dividends to its common stockholders of $0.31 per share, payable on October 31, 2008 to stockholders of record on September 30, 2008. For U.S. federal income tax purposes, all dividends paid in 2008 are expected to be ordinary income to the Company’s stockholders.

Changes in Financial Condition

Securities held-for-trading: The Company's securities held-for-trading, which are carried at estimated fair value, included the following at September 30, 2008 and December 31, 2007:

U.S. dollar denominated securities	September 30, 2008 Estimated Fair Value	Percentage	December 31, 2007 Estimated Fair Value (1)	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$4,424	0.3%	$15,915	0.7%
Investment grade CMBS	638,163	39.6	766,996	33.6
Non-investment grade rated subordinated securities	359,360	22.2	630,139	27.6
Non-rated subordinated securities	70,329	4.4	110,481	4.8
Credit tenant lease	22,203	1.4	24,949	1.1
Investment grade REIT debt	201,735	12.5	246,095	10.8
Multifamily agency securities	354	-	37,123	1.6
CDO investments	29,787	1.8	49,630	2.2
Total CMBS	1,326,355	82.1	1,881,328	82.4

Residential mortgage-backed securities:
Agency adjustable rate securities	-	-	1,193	0.1
Residential CMOs	428	-	627	-
Hybrid adjustable rate mortgages (“ARMs”)	412	-	8,363	0.4
Total RMBS	840	0.1	10,183	0.5
Total U.S. dollar denominated securities	1,327,195	82.2	1,891,511	82.9

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	136,151	8.4	151,532	6.6
Non-investment grade rated subordinated securities	124,531	7.7	212,433	9.3
Non-rated subordinated securities	26,457	1.6	28,858	1.2
Total Non-U.S. dollar denominated securities	287,139	17.8	392,823	17.1
Total securities	$1,614,334	100.0%	$2,284,334	100.0%
(1)	Includes securities available-for-sale at December 31, 2007, reclassified to securities held-for-trading in the first quarter of 2008.

During the first nine months of 2008 the Company purchased $53,515 of non-U.S. dollar denominated securities in order to continue to increase geographic diversification of its portfolio. Also, during the first nine months of 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs to increase its liquidity position. In addition, the dislocation in the capital markets during 2008 caused CMBS spreads to widen significantly. This development resulted in a significant decline in the market value of the Company’s U.S. CMBS portfolio during the first quarter of 2008.

Borrowings: At September 30, 2008 and December 31, 2007, the Company's debt consisted of credit facilities, CDOs, senior unsecured notes, senior unsecured convertible notes, junior unsecured notes, junior subordinated notes, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company's commercial real estate assets. The Company's financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At September 30, 2008 and December 31, 2007, the Company had obtained financing in amounts and at interest rates consistent with the Company's short-term financing objectives.

Under the Company's credit facilities and reverse repurchase agreements the lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

The following table sets forth information regarding the Company's borrowings:

	September 30, 2008
	Market Value	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt*	$1,040,435	$1,764,303	$1,803,315	3.3 to 6.5 years
Commercial mortgage loan pools	1,201,019	1,201,019	1,201,019	0.3 to 10.2 years
Credit facilities	546,704	546,704	613,570	0.4 to 2.2 years
Senior unsecured convertible notes	58,744	80,000	80,000	19.18 years
Senior unsecured notes**	47,305	162,500	162,500	8.82 years
Junior unsecured notes	16,641	70,233	70,233	13.59 years
Junior subordinated notes***	37,056	180,477	180,477	27.36 years
Total	$2,947,904	$4,005,236
* Disclosed as adjusted issue price. Total par of the Company’s CDO debt at September 30, 2008 was $1,764,303.
** The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
*** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

At September 30, 2008, the Company's borrowings had the following weighted average yields and range of interest rates and yields:

	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Convertible Debt	Total Borrowings
Weighted average yield	5.55%	5.71%	4.00%	7.64%	7.59%	6.56%	11.75%	5.48%
Interest Rate
Fixed	-%	6.79%	4.00%	7.64%	7.59%	6.56%	11.75%	6.16%
Floating	5.55%	3.86%	-%	-%	-%	-%	-%	4.26%
Effective Yield
Fixed	-%	7.23%	4.00%	7.64%	7.59%	6.56%	11.75%	6.43%
Floating	5.55%	3.86%	-%	-%	-%	-%	-%	4.26%

The table above does not present interest payments on the Company’s borrowings. Disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the nine months ended September 30, 2008 were $167,624.

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company's liabilities and the cost of borrowing.

Interest rate hedging instruments at September 30, 2008 and December 31, 2007 consisted of the following:

	At September 30, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term (years)
Cash flow hedges	$88,493	$(78)	$(1,612)	3.2
Trading swaps	76,187	(395)	-	3.0
CDO trading swaps	1,133.544	(29,403)	-	5.1
CDO LIBOR cap	85,000	277	1,407	4.6

	At December 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term (years)
Cash flow hedges	$231,500	$(12,646)	$(1,612)	6.7
CDO cash flow hedges	875,548	(25,410)	-	6.2
Trading swaps	1,218,619	(1,296)	-	4.2
CDO trading swaps	279,527	5	-	4.7
CDO LIBOR cap	85,000	195	1,407	5.4

Foreign currency agreements at September 30, 2008 and December 31, 2007 consisted of the following:

	At September 30, 2008
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(15,474)	$-	7.7 years
CDO currency swaps	13,437	-	9.1 years
Forwards	2,770	-	49 days

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(12,060)	$-	8.6 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days

Capital Resources and Liquidity

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. The values of real estate debt securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on debt securities and loans by the market based on credit relative to a specific benchmark. The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity and demand for mortgage-backed securities and have caused the credit spreads to widen substantially since the beginning of 2007. Under these conditions, the values of real estate securities and loans have declined, and such decline has resulted in margin calls. The Company’s credit facilities (including its repurchase agreements) allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to repay a portion of the outstanding borrowings to cover the decrease or to post additional collateral with minimal notice.

During 2007, the Company paid $82,570 related to margin calls. During the period from January 1, 2008 through November 10, 2008, the Company paid $189,352 ($84,733 since July 1, 2008) related to margin calls and amortization payments (including payments the Company made to lenders upon their determination that the value of collateral declined and fixed payments the Company made to lenders pursuant to the terms of the facilities). Of the $84,733 paid since July 1, 2008, $41,223 represented contractual payments negotiated upon the extension of two of the Company’s credit facilities. The Company will fund an additional margin call of approximately $6,600 on November 11, 2008. It has also agreed to make increased monthly installment payments to one of its lenders in full satisfaction of a margin call of $11,582 originally scheduled to be paid in October 2008.

Additional margin calls as a result of the widening of credit spreads or otherwise could harm the Company’s liquidity, results of operations, financial condition and business prospects in a number of ways. In order to obtain cash to satisfy a margin call and absent other capital resources becoming available, the Company would be required to liquidate assets at a disadvantageous time, which would cause the Company to incur losses and consequently adversely affect the Company’s results of operations and financial condition. Posting additional collateral would decrease available cash limiting the Company’s ability to satisfy other obligations, including future margin calls or to make additional investments. In addition, the Company may need to hold increased levels of cash or cash equivalents in anticipation of potential margin calls which could also limit the Company’s ability to make additional investments. If the Company did not have sufficient cash available or was unable to sell sufficient assets to satisfy margin calls, the Company would be in default under its facilities which would trigger cross default provisions in each of the Company’s five credit facilities. In such an event, the Company would be required to repay outstanding indebtedness under its credit facilities immediately. (As of September 30, 2008, the Company had $546,704 of indebtedness outstanding under its credit facilities.) Absent other capital resources becoming available, the Company will not have sufficient liquid assets to repay such indebtedness and will be unable to fund its operations and continue its business.

The aforementioned market factors could adversely affect one or more of the Company's credit facilities (including repurchase agreement) counterparties which provide funding for the Company's portfolio and thereby could cause one or more of the Company's counterparties to be unwilling or unable to provide the Company with additional financing or to extend current credit facilities on the maturity date. If one or more of the Company's counterparties were unwilling or unable to extend the current credit facilities at the maturity date and the Company were unable to replace such facilities, the Company’s liquidity would be reduced, which could have a material adverse effect on the Company's financial condition and business. The Company could be forced to sell its investments at a time when prices are depressed, which could adversely affect the Company's ability to comply with REIT asset and income tests and maintain its qualification as a REIT. Moreover, the Company may not be able to sell those investments at all under current market conditions. In addition, the failure to extend certain of the Company’s credit facilities as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank AG, Cayman Islands Branch that it is negotiating a bona fide commitment to extend or replace such facility) will constitute an event of default under the Company’s credit facility with Deutsche Bank AG.

If one or more major market participants that provide financing for mortgage-backed or other fixed income securities fails or decides to withdraw from the market, it could negatively affect the marketability of all fixed income securities, including the value of the securities in the Company's portfolio, thus reducing the Company's liquidity. In addition, distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital for its operations thereby further reducing the Company’s liquidity.

To date, the credit performance of the majority of the Company's investments remains consistent both with the Company's expectations and with the broader commercial real estate finance industry experience; nevertheless, during the first nine months of 2008, the capital markets have been marking down the value of all credit-sensitive securities regardless of performance.

In addition to the covenants under the Company’s secured facilities, certain of the Company’s seven CDOs contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders. The Company's first three CDOs contain certain interest coverage and overcollateralization tests. At September 30, 2008, all such tests are passing by a wide margin. The Company’s three CDOs designated as its high yield (“HY”) series do not have any compliance tests. The Euro CDO’s most significant test is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral. The Company can actively manage the Euro CDO collateral pool to maintain compliance with this test. At September 30, 2008, the Company is meeting all such tests.

During the first nine months of 2008, the Company raised $35,012 of capital by issuing common shares under its sales agency agreement. On April 4, 2008, in a privately negotiated transaction, the Company issued $70,125 of Series E Preferred Stock and 3,494,021 shares of Common Stock, resulting in combined net proceeds of $93,128. The Company repaid $52,500 of its loan from HoldCo 2 on April 8, 2008. On July 28, 2008, the Company subsequently reborrowed $30,000 from HoldCo 2.

In the event of a further reduction in market liquidity, the Company’s short-term (one year or less) liquidity needs will be met primarily with $45,810 of unrestricted cash and cash equivalents (of which $20,501 must be retained under the provisions of the Company’s financial debt covenants and would not be available to fund operations) held as of September 30, 2008, potential common stock issuances under the Company’s sales agency agreement, and $23,624 of unused borrowing capacity from HoldCo 2 as of September 30, 2008. As of October 31, 2008, unused borrowing capacity from the BlackRock Facility declined to $16,835 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.

The Company believes it has sufficient sources of liquidity to fund operations for the next twelve months (November 1, 2008 to October 31, 2009). This analysis is based on a number of assumptions. The following are the most critical:

1)	The Company will be successful in renewing the facility with Morgan Stanley Bank prior to January 23, 2009 and will have no amortization payments under the terms of the renewal.
2)	The Company will have sufficient available cash to meet its periodic loan amortization payments to Deutsche Bank and Bank of America, N.A.
3)	The Company does not receive any significant margin calls from its lenders.
4)	The Company will be successful in renewing the facility with HoldCo 2 prior to March 6, 2009 and will not have any required paydowns under the terms of the renewal.

Based on current projections of cash for the next twelve months, the Company expects it will have cash resources to pay quarterly cash dividends on its common stock at the current rate for the dividend typically payable in the first quarter of 2009 and, if the Company raises additional capital, obtains additional financing and/or receives cash proceeds from the future sale of assets or asset repayments, thereafter.  However, no decision has been made by the Company with respect to the declaration or payment of any future dividend, including the rate or time of declaration and payment of any such dividend.  The Company may consider payment of dividends on its common stock all or partially in common stock and intends to continue to comply with REIT dividend requirements.

The Company's ability to meet its long-term (greater than twelve months) liquidity requirements is also subject to obtaining additional long-term debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

At September 30, 2008, the Company's borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities	$-	$-	$257,405	$289,299	$-	$-	$546,704
Commercial mortgage loan pools(1)	6,054	5,866	333,448	102,892	43,396	709,363	1,201,019
CDOs(1)	829	319	52,075	222,710	775,967	712,403	1,764,303
Senior unsecured notes	-	-	-	-	-	162,500	162.500
Junior unsecured notes	-	-	-	-	-	70,233	70,233
Senior unsecured convertible notes	-	-	-	-	-	80,000	80,000
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total Borrowings	$6,883	$6,185	$642,928	$614,901	$819,363	$1,914,976	$4,005,236
(1)Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.

Credit Facilities and Reverse Repurchase Agreements

As credit market conditions have permitted, the Company has entered into short-term reverse repurchase agreements to finance securities that are not financed under its credit facilities or CDOs. The reverse repurchase agreements bear interest at a LIBOR-based variable rate. At September 30, 2008, the Company did not have any reverse repurchase agreements outstanding. At December 31, 2007, the Company had $80,119 of reverse repurchase agreements outstanding.

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. See Note 15 to the consolidated financial statements for additional discussion of the Company’s exposure to potential margin calls.

The Company’s credit facilities have been used to replace reverse repurchase agreement borrowings and to finance the acquisition of mortgage-backed securities and commercial real estate loans. Outstanding borrowings bear interest at a variable rate.

As further detailed below, the Company is subject to financial covenants in its credit facilities. For the quarter ended September 30, 2008, the Company is not aware of any instances of non-compliance with these covenants.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009. In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) on any date, the Company's tangible net worth shall not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) on any date, the Company's tangible net worth shall not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) on any date, the Company's tangible net worth shall not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company's total recourse indebtedness to tangible net worth shall not be greater than 3:1, (vi) on any date the Company's liquid assets (as defined in the related guaranty) shall not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature and as of September 30, 2008 amounted to $546,704) and (vii) cumulative income cannot be less than one dollar for two consecutive quarters. Morgan Stanley Bank can require the Company to fund margin calls in the event the lender determines the value of the underlying assets have declined in value. The Company has commenced discussions with Morgan Stanley Bank to extend the maturity date of the facility beyond February 7, 2009.

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency credit facility until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility) would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down the multicurrency repurchase agreement when due. Under the terms of the extension agreements, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $1,600 are required under the facility. The monthly amortization payment can be increased or decreased based on a monthly repricing of all the assets that collaterize the credit facility.

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company is (i) required to make amortization payments totaling $31,000 on various dates through September 30, 2008, and (ii) is required to make monthly installment payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility. Bank of America, N.A, can require the Company to fund margin calls in the event the lender determines the value of the underlying collateral has declined.

To satisfy a margin call of $11,582 made in October 2008 by Bank of America under its credit facilities, the Company agreed with Bank of America to increase the Company's monthly installment payments from $2,250 to $3,250 commencing November 15, 2008 through March 15, 2010 under its non-USD facility and commencing April 15, 2010 through September 18, 2010 under its USD facility.

On February 29, 2008, the Company entered into a binding loan commitment letter (the "Commitment Letter") with BlackRock HoldCo 2, Inc. ("HoldCo 2"), pursuant to the terms of which HoldCo 2 or its affiliates (together, the "Lender") committed to provide a revolving credit loan facility (the "BlackRock Facility") to the Company for general working capital purposes. HoldCo 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the Manager of the Company.

On March 7, 2008, the Company and HoldCo 2 entered into the BlackRock Facility. The BlackRock Facility has a term of 364 days with two 364-day extension periods, subject to the Lender's approval. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The principal amount of the BlackRock Facility is the lesser of $60,000 or a number determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. At September 30, 2008, based on the value of the Carbon II shares on a mark-to-market basis, the maximum principal amount of the BlackRock Facility has declined to $53,624 and the Company has remaining unused borrowing capacity of $23,624. As of October 31, 2008, unused borrowing capacity from the BlackRock Facility declined to $16,835 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.

The BlackRock Facility bears interest at a variable rate equal to LIBOR plus 2.5%. The fee letter, dated February 29, 2008, between the Company and HoldCo 2, sets forth certain terms with respect to fees.

Amounts borrowed under the BlackRock Facility may be repaid and reborrowed from time to time. The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the BlackRock Facility and reduce the outstanding balance.

The terms of the BlackRock Facility give the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the BlackRock Facility, up to the BlackRock Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the BlackRock Facility agreement) of those shares, unless the Company elects to prepay outstanding loans under the BlackRock Facility in an amount equal to the Lender's desired share purchase amount and reduce the BlackRock Facility's commitment amount accordingly, which may require termination of the BlackRock Facility. Upon the consummation of the purchase, the BlackRock Facility’s commitment amount shall be reduced by the share purchase amount and the share purchase amount paid shall be applied to repay any outstanding loans under the BlackRock Facility as if the Company had prepaid the loans. The balance of the share amount available after such repayment, if any, shall be paid to the Company

On April 8, 2008, the Company repaid $52,500 to HoldCo 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the BlackRock Facility which was still outstanding at September 30, 2008.

Failure to meet a margin call or required amortization payment under any of the five aforementioned facilities would constitute an event of default under the applicable facility. An event of default would allow the lender to accelerate all facility obligations under such agreement.

Each of the five facilities contains cross default provisions that provide that any default by the Company under any loan guaranty or similar agreement that permits acceleration of the balance due under such agreement would constitute an event of default under all such facilities.

Preferred Equity Issuance

On April 4, 2008, the Company issued $70,125 of Series E Cumulative Convertible Redeemable Preferred Stock. Net proceeds were $69,839. Dividends are payable on the three new series of convertible preferred stock at a 12% coupon and the holder has the right to convert the preferred stock into common stock at $7.49 per share (a 12% premium to the closing price of the Company's common stock on March 28, 2008, the pricing date).

On or after April 4, 2012, each holder of Series E-1 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder's shares of Series E-1 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On or after April 4, 2013, each holder of Series E-2 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder's shares of Series E-2 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On June 20, 2008, the holder of the outstanding 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock exercised its right to convert its shares into 3,119,661 shares of common stock.

The holder is a subsidiary of a fund managed by an affiliate of Credit Suisse. Whenever dividends on the Series E Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), then the holder, together with the holders of the Company's Series C and Series D Preferred Stock which rank equally with the Series E Preferred Stock, shall be entitled to elect a total of two additional directors to the Company’s Board of Directors in addition to the one director appointed to the Board at consummation of this transaction.

Common Equity Issuances

The following table summarizes Common Stock issued by the Company for the nine months ended September 30, 2008, net of offering costs:

	Shares	Net Proceeds
Dividend Reinvestment and Stock Purchase Plan	152,332	$1,071
Sales agency agreement	5,226,800	35,012
Management and incentive fees*	1,065,818	7,013
Incentive fee – stock based*	316,320	2,116
Series E-3 preferred stock conversion	3,119,661	23,289
Private transaction (see details below)	3,494,021	23,244
Director compensation	21,256	128
Total	13,396,208	$91,873
*See Note 12 to the consolidated financial statements, Transactions with the Manager and Certain Other Parties, for a further description of the Company’s Management Agreement.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, for $6.69 per share, resulting in net proceeds of $23,244.

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

At September 30, 2008 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,853,307. The total par amount of CMBS issued by the 39 trusts was $67,532,074. One of the Company's 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company (see Note 6 of the consolidated financial statements).

The Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $741,193 and $1,126,442 at September 30, 2008 and December 31, 2007, respectively.

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

The Company's total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at September 30, 2008 and December 31, 2007 was $15,593 and $61,206, respectively.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd ("Leaf"), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At September 30, 2008 and December 31, 2007, the Company's total maximum exposure to loss as a result of its investment in Leaf was $4,841 and $6,264, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company's trading securities. Operating activities used cash flows of $10,834 and $156,783 for the nine months ended September 30, 2008 and 2007, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increased operating cash flows. Net cash from trading securities was an outflow of $53,515 and an inflow of $130,973 for the nine months ended September 30, 2008 and 2007, respectively. Also, during the first nine months of 2008, the Company terminated interest rate swaps which resulted in an outflow of $17,101, while during the same period of 2007, it was an inflow of $17,737.

Net cash provided by investing activities consists primarily of purchases, sales, and repayments on securities, commercial loan pools, commercial mortgage loans and equity investments. The Company's investing activities provided cash flows of $136,482 and used cash flows of $236,557 during the nine months ended September 30, 2008 and 2007, respectively. The variance in investing cash flows is primarily attributable to purchases of securities and funding of commercial mortgage loans. During the nine months ended September 30, 2008 and September 30, 2007, net cash used to fund commercial loans was $2,286 and $687,316, respectively. Purchases of securities during the nine months ended September 30, 2008 of $53,515 are classified as operating activities due to the adoption of FAS 159, versus purchases of securities during the nine months ended September 30, 2007 of which $505,119 were classified as investing activities prior to the adoption of FAS 159.

Net cash from financing activities was an outflow of $195,993 for the nine months ended September 30, 2008 versus a cash inflow of $119,323 for the nine months ended September 30, 2007, primarily due to margin calls on reverse repurchase agreements and credit facilities during the first quarter of 2008, net of preferred and common stock issuances. During the nine months ended September 30, 2008 and September 30, 2007, net cash provided by the issuances of common and preferred stock was $129,166 and $149,891, respectively. Also, during the nine months ended September 30, 2007, the company issued senior unsecured notes and junior secured notes which raised $229,069 of cash in the aggregate.

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

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Management fee	$3,050	$3,473	$9,286	$10,862
Incentive fee	-	-	11,879	5,645
Incentive fee – stock based	382	497	1,426	2,145
Total management and incentive fees	$3,432	$3,970	$22,591	$18,652

At September 30, 2008 and 2007, management and incentive fees of $11,077 and $5,434, respectively, remain payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded $(175) and $75 for certain expenses (accrual adjustments) recognized during the three and nine months ended September 30, 2008, respectively, and $184 and $486 for the three and nine months ended September 30, 2007, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration services agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and nine months ended September 30, 2008, the Company recorded administration and investment accounting service fees of $250 and $735, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2007, the Company recorded administration and investment accounting service fees of $181 and $544, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations.

The special servicer on 33 of the Company's 39 Controlling Class trusts is Midland Loan Services, Inc. ("Midland"), a wholly owned indirect subsidiary of PNC Bank. Midland therefore may be presumed to be an affiliate of the Manager. The Company's fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Company’s manager, BlackRock Financial Management, Inc. (See Note 12).

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon I at September 30, 2008 was $1,711. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At September 30, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The Company’s investment in Carbon II at September 30, 2008 was $95,928. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At September 30, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2008, the Company had invested $1,351 in AHR JV. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,886 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. The Company will invest on a deal-by-deal basis and has no committed capital obligation. The other shareholder in AHR International JV is managed by or otherwise associated with an affiliate of Credit Suisse.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2008, the Installment Payment would be $2,000 payable over two years. The Company is not required to accrue for this contingent liability because it is not probable.

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

Critical Accounting Estimates

See the discussion of the Company's Critical Accounting Estimates in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The majority of the Company's assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets increases, the estimated fair value of the Company's portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets decreases, the estimated fair value of the Company's portfolio may increase. Changes in the estimated fair value of the Company's portfolio may affect the Company's net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company's ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's securities and the Company's ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. At September 30, 2008, all of the Company's short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

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

The Company monitors and manages interest rate risk based on a method that takes into consideration the interest rate sensitivity of the Company's assets and liabilities, including preferred stock. The Company's objective is to acquire assets and match fund the purchase so that interest rate risk associated with financing these assets is reduced or eliminated. A cash flow-based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The duration of the assets financed which are subject to a mark-to-market margin call was 1.5 years based on net asset value at September 30, 2008. This means that a 100 basis point increase in interest rates would cause a margin call of approximately $14,000.

The Company also focuses on economic risk in managing its sensitivity to interest rates and maintains an economic duration within a band of 2.0 to 5.0 years. At September 30, 2008, economic duration for the Company's entire portfolio was 2.6 years. This implies that for each 100 basis points of change in interest rates the Company's economic value will change by approximately 2.6%, or $24,000. However, the duration of the Company’s portfolio not financed with match funded debt is 1.5 years. This means that a 100 basis point increase in interest rates or credit spreads would cause a margin call of approximately $14,000.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at September 30, 2008. Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, +/- Basis Points	Projected Change in Earnings per Share
-200	$0.02
-100	$0.01
-50	$0.01
Base Case
+50	$(0.01)
+100	$(0.01)
+200	$(0.02)

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

The Company generally assumes that all of the principal of a non-rated security and a significant portion, if not all, of CCC and a portion of B- rated securities will not be recoverable over time. The loss adjusted yields of these classes reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value. The interest coupon generated by a security will cease when there is a total loss of its principal. Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives:, which results in a larger economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon, which results in a lower or possibly negative return.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company's Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP income by approximately $0.45 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company's net income to decrease.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2008.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

At September 30, 2008, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 1A.	Risk Factors

All currency figures expressed herein are expressed in thousands.

An increase in the amount of margin calls may negatively affect the Company's financial condition, results of operations and business. If the Company were unable to fund margin calls in a timely manner, its business would be materially adversely affected.

The values of real estate securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark. The ongoing weaknesses in the subprime mortgage sector and in the broader mortgage market have resulted in reduced liquidity for and demand mortgage-backed securities and have caused credit spreads to widen substantially since the beginning of 2007. Under these conditions, the values of real estate securities and loans have declined, and such decline has resulted in margin calls. The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and it is unable to predict the length or ultimate severity of the disruption.

The Company's credit facilities, some of which are repurchase agreements, allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease or to repay a portion of the outstanding borrowing with minimal notice. During 2007, the Company paid $82,570 related to margin calls. During the period from January 1, 2008 through November 10, 2008, the Company paid $189,352 ($84,733 since July 1, 2008) related to margin calls and amortization payments (including payments the Company made to lenders upon their determination that the value of collateral declined and fixed payments the Company made to lenders pursuant to the terms of the facilities). The Company will fund an additional margin call of approximately $6,600 on November 11, 2008. It has also agreed to make increased monthly installment payments to one of its lenders in full satisfaction of a margin call of $11,582 originally scheduled to be paid in October 2008.

Additional margin calls as a result of the widening of credit spreads or otherwise could harm the Company's liquidity, results of operations, financial condition and business prospects in a number of ways. In order to obtain cash to satisfy a margin call and absent other capital resources becoming available, the Company would be required to liquidate assets at a disadvantageous time, which would cause it to incur further losses and consequently adversely affect its results of operations and financial condition. Posting additional collateral would decrease the Company's cash available or ability to make other, higher yielding investments (thereby decreasing its return on equity) or to satisfy other obligations, including future margin calls. In addition, in periods of increased market volatility, such as currently exists, the Company may need to hold increased levels of cash or cash equivalents in anticipation of potential margin calls, which would decrease amounts available to invest in its business. Further, in light of market conditions or other factors, the Company may be unable to sell sufficient assets or take other actions to satisfy margin calls within the timeframes required by the applicable counterparties. If the Company were unable to satisfy margin calls within the timeframes required by the applicable counterparties, it would be in default under such facilities, which would, subject to applicable grace periods, trigger cross default and cross acceleration provisions in all of its facilities. In addition, under certain of the Company's facilities, a material adverse change in its business, operations, financial condition or other specified item constitutes an event of default, which would also trigger such provisions. In such an event, the Company would be required to repay all outstanding indebtedness under its credit facilities immediately. At September 30, 2008, the Company had $706,450 of recourse indebtedness outstanding, including $546,704 outstanding under its credit facilities. If all outstanding indebtedness under the Company's credit facilities or a substantial portion of the Company's recourse indebtedness were to become immediately due, the Company would not have sufficient liquid assets available to repay such indebtedness and, absent other capital resources becoming available to it, the Company will be unable to continue to fund its operations and continue its business.

If the Company's lenders terminate or fail to renew any of its credit facilities, the Company may not be able to continue to fund its business.

As of September 30, 2008, borrowings under the Company's credit facilities, some of which are repurchase agreements, totaled $546,704. These facilities contain various representations and warranties, covenants, conditions and events of default that if breached, not satisfied, or triggered could result in termination of the facilities. Moreover, the current market turmoil and tightening of credit will continue to have a significant effect on the Company's ability to extend the term of its existing credit facilities or obtain sufficient funds to repay any amounts outstanding under the credit facilities before they expire, either from one or more replacement financing arrangements or an alternative debt or equity financing. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date or if any such facility were not renewed, the Company's liquidity position could be materially adversely affected, and it may not be able to satisfy its outstanding loan commitments, originate new loans or continue to fund its operations.

The Company's $300,000 credit facility with Morgan Stanley Bank (the "MS facility") expires on February 7, 2009. As of September 30, 2008, the amount outstanding under the MS facility was $227,405. The Company may not be able to extend the term of the MS facility when it expires, and may have to find an alternative source of financing. Alternative sources of financing may be more expensive, contain more onerous terms or simply may not be available. If the Company is unable to extend the MS facility and fails to repay the amount outstanding, it will default under the facility, and may not be able to continue to fund its operations.

In addition, one of the Company's credit facilities provide that failure to extend certain of the Company's existing credit facilities, including the MS facility, thirty days (or fifteen days under certain circumstances) prior to the maturity date, which includes any subsequently extended maturity date, will constitute an event of default and would cause all outstanding indebtedness under the Company's credit facilities to become immediately due.

Difficult conditions in the financial markets have adversely affected the Company's financial condition, results of operation and business, and market conditions may not improve in the near future.

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year. In recent weeks, the volatility and disruption have reached unprecedented levels. In response to the financial crises, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (EESA) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions under the Troubled Assets Relief Program (TARP) for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. Despite substantial efforts by the U.S. and other governments to restore confidence and reopen sources of credit, it still remains unknown whether conditions will improve in the near future or the extent to which such government actions will affect the Company.

The Company does not currently know the full extent to which this market disruption will affect it or the market in which it operates, and it is unable to predict the length or ultimate severity of the financial crisis. If the challenging conditions continue, the Company may experience further tightening of liquidity, additional impairments, increased margin calls and additional challenges in raising capital and obtaining investment financing. Moreover, if current market conditions continue or deteriorate further, the Company could experience a rapid and significant deterioration of its business and its results of operation and its financial condition could be materially adversely affected. A prolonged economic slowdown could also impair the performance of the Company's investments and harm its financial condition, increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. As a result, investors in the Company's securities could lose some or all of their investment in the Company.

Some of the Company's investments may be recorded at fair value as determined in good faith by the Manager and, as a result, there will be uncertainty as to the value of these investments.

Some of the Company's portfolio investments may be in the form of assets that are not actively traded. The fair value of securities and other investments that are not actively traded may not be readily determinable. The Company values these investments at least quarterly at fair value as determined in good faith by the Manager, and the unrealized gains or losses are recorded in earnings. Because such valuations by the Company are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, the Company's determinations of fair value of its investments may differ materially from the values that the Company ultimately realizes upon their disposal.

A decline in the market value of the Company's assets may adversely affect the Company in instances in which the Company has borrowed money based on the market value of those assets. If the market value of those assets declines (in certain cases with respect to illiquid securities, in the sole determination of the lender), the lender may require the Company to post additional collateral to support the loan. For a discussion of the risk related to margin calls, see"—An increase in the amount of margin calls may negatively affect the Company's financial condition, results of operations and business. If the Company were unable to fund margin calls in a timely manner, its business would be materially adversely affected" above.

The Company's investments may be illiquid and their value may decrease, which could adversely affect the Company's business.

Many of the Company's assets are illiquid. Illiquidity may result from the absence of an established market for the investments as well as the legal or contractual restrictions on their resale. It may also result from the decline in value of properties or assets securing these investments. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. Many of the Company's assets, which have little, if any, current market activity, have been valued based primarily on broker quotes. Such third-party pricing for illiquid investments may be more subjective than for more liquid investments. The ongoing dislocation in the trading markets has made it extremely difficult for the Company to sell many of its assets. If the Company is required to liquidate all or a portion of its illiquid investments quickly, it may realize significant losses or may not be able to sell some or all of such investments at all. As a result, the Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, and its results of operation, financial condition and business could be materially adversely affected.

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

Conflicts of interest could also arise in transactions where the Company borrows from affiliates of the Manager. In March 2008, the Company entered into a revolving credit loan facility (the "BlackRock Facility") with a wholly owned subsidiary of BlackRock, Inc., the parent of the Manager. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon Capital II, Inc., a private commercial real estate income opportunity fund managed by the Manager. As of September 30, 2008, the Company had $30,000 outstanding under the BlackRock Facility.

See also the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 16, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the nine months ended September 30, 2008, the Company issued 1,403,394 unregistered shares of Common Stock with an aggregate value of $9,261 as follows:

•
On March 28, 2008, 316,320 unregistered shares of Common Stock with an aggregate value of $2,116 were issued to BlackRock Financial Management, Inc., the manager of the Company (the "Manager"), under the Company's 2006 Stock Award and Incentive Plan (the "Plan") and pursuant to the provision of the Amended and Restated Investment Advisory Agreement, dated as of March 15, 2007, between the Company and the Manager (the "2007 Management Agreement") requiring the Company to grant to the Manager a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock outstanding as of December 31 of each year in which the 2007 Management Agreement is in effect;

•
On June 3, 2008, 424,425 unregistered shares of Common Stock with an aggregate value of $3,163 were issued to the Manager under the Anthracite Capital, Inc. 2008 Manager Equity Plan and pursuant to the 2007 Management Agreement providing that 30% of the Manager's incentive fees earned under the 2007 Management Agreement shall be paid in shares of the Common Stock subject to certain provisions under the Management Agreement and the Plan and pursuant to a consent of the Nominating and Corporate Governance Committee; and

•
On August 25, 2008, 641,393 unregistered shares of Common Stock with an aggregate value of $3,854 were issued to the Manager under the Anthracite Capital, Inc. 2008 Manager Equity Plan as quarterly payments in shares of Common Stock of the base management fee and incentive fee to the Manager under the Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between the Company and the Manager (the "Management Agreement"). For the full one-year term of the Management Agreement, the Manager has agreed that 100% of the base management fee and incentive fee earned shall be payable in shares of Common Stock.

•
On August 25, 2008, 21,256 unregistered shares of Common Stock with an aggregate value of $128 were issued to directors of the Company not employed by the manager under the Plan as quarterly payment of an annual retainer.

The issuances of Common Stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 5. Other Information

Departure of Director

The Company previously disclosed under Item 5.02 of the Current Report on Form 8-K filed by the Company on September 16, 2008 Jeffrey C. Keil’s intention to retire from the Company’s board of directors effective December 11, 2008. On November 9, 2008, Mr. Keil informed the Company that his retirement will be effective November 14, 2008. Mr. Keil’s retirement and the effective date of his retirement did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Keil is the Chairman of the Company’s Audit Committee and a member of the Company’s Compensation Committee.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 2, dated as of July 8, 2008, to Guaranty, dated as of December 23, 2004 and amended as of February 27, 2007, between the Company, as guarantor, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 14, 2008)

10.2
Amendment No. 2, dated as of July 8, 2008, to Master Repurchase Agreement and Annex I to Master Repurchase Agreement Supplemental Terms and Conditions, dated as of December 23, 2004, between Anthracite Funding, LLC, as seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 14, 2008)

10.3
Amendment, Agreement and Waiver, dated as of August 7, 2008, in respect of the Credit Agreement, dated as of March 17, 2006, as amended, restated, supplemented or otherwise modified, by and among AHR Capital BOFA Limited, as a borrower, each of the borrowers from time to time party thereto, Anthracite Capital, Inc., as borrower agent, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.4
Amendment and Agreement, dated as of August 7, 2008, in respect of the Master Repurchase Agreement, dated as of July 20, 2007, as amended, restated, supplemented or otherwise modified, by and among Anthracite Capital BOFA Funding LLC, as seller, Bank of America, N.A. and Bank of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as agent for the buyers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.5
Amended and Restated Guaranty, dated as of August 7, 2008, by Anthracite Capital, Inc. for the benefit of Bank of America, N.A. and Bank of America Mortgage Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.6
Amended and Restated Parent Guaranty, dated as of August 7, 2008, by Anthracite Capital, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.7
First Amendment, dated as of September 10, 2008, to Sales Agreement, dated as of June 4, 2008, among Brinson Patrick Securities Corporation, Anthracite Capital, Inc. and BlackRock Financial Management, Inc. as to Sections 1.2 and 4.1(g) only (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 16, 2008)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: November 10, 2008	By:	/s/ Christopher A. Milner
Name: Christopher A. Milner
Title: Chief Executive Officer

Dated: November 10, 2008	By:	/s/ James J. Lillis
Name: James J. Lillis
Title: Chief Financial Officer