Form 10-K
period 2008-12-31
ANTHRACITE CAPITAL INC
filed 2009-03-18
CIK 1050112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant, computed by reference to the closing sale price of $7.04 as reported on the New York Stock Exchange on June 30, 2008, was $503,037,033. All executive officers and directors of the registrant and the manager of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be affiliates of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 28, 2009 was 78,371,715 shares.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANTHRACITE CAPITAL, INC. AND SUBSIDIARIES
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	40
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	40

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	41
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	96
Item 8.	Financial Statements and Supplementary Data	100
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	164
Item 9A.	Controls and Procedures	164
Item 9B.	Other Information	165

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	166
Item 11.	Executive Compensation	166
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	166
Item 13.	Certain Relationships, and Related Transactions, and Director Independence	166
Item 14.	Principal Accounting Fees and Services	166

PART IV

Item 15.	Exhibits and Financial Statement Schedule	167
	Signatures	172

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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
(2) changes in political, economic or industry conditions, the interest rate environment, financial and capital markets or otherwise, which could result in changes in the value of the Company’s assets and liabilities, including net realized and unrealized gains or losses, and could adversely affect the Company’s operating results;
(3) the amount and timing of any future margin calls and their impact on the Company’s financial condition and liquidity;
(4) the Company’s ability to meet its liquidity requirements to continue to fund its business operations, including its ability to renew its existing facilities or obtain replacement financing, to meet margin calls and amortization payments under the facilities, to service debt and to pay dividends on its capital stock;
(5) the Company’s ability to obtain amendments and waivers in the event that a lender terminates a facility before the maturity date or debt obligations are accelerated due to a covenant breach or otherwise;
(6) the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (the “Manager”), the Company’s Manager;
(7) the impact of increased competition;
(8) the impact of future acquisitions or divestitures;
(9) the unfavorable resolution of legal proceedings;
(10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Manager;
(11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;
(12) the ability of the Manager to attract and retain highly talented professionals;
(13) fluctuations in foreign currency exchange rates;
(14) the impact of changes to tax legislation and, generally, the tax position of the Company; and
(15) the Company's independent registered public accounting firm’s opinion on the Company's consolidated financial statements that states that as a result of its liquidity position, current market conditions and the uncertainty relating to the outcome of its ongoing negotiations with its lenders substantial doubt has been raised about the Company’s ability to continue as a going concern.

Additional factors are set forth in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, accessible on the SEC’s website at www.sec.gov.

PART I

ITEM 1.                BUSINESS

All currency figures expressed herein are expressed in thousands, except share or per share amounts.

General

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the “Company”), is a specialty finance company that invests in commercial real estate assets on a global basis.  The Company commenced operations on March 24, 1998 and is organized and conducts its operations in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments.  The Company’s primary activities are investing in high yielding commercial real estate debt and equity. The Company seeks to combine traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines.  The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (“CMBS”), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company’s primary investment activities are conducted on a global basis in three investment sectors:

1)           Commercial Real Estate Debt Securities
2)           Commercial Real Estate Loans
3)           Commercial Real Estate Equity

The commercial real estate debt securities portfolio provides diversification and high yields that are adjusted for anticipated losses over a period of time (typically a ten-year weighted average life).  Investments in commercial real estate loans and equity seek to provide attractive risk adjusted returns over shorter periods of time through strategic investments in specific property types or regions.

The Company’s common stock, par value $0.001 per share (“Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “AHR”.  The Company’s primary long-term objective is to generate sufficient earnings to support a dividend at a level which provides an attractive return to stockholders.  However, due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors (the “Board of Directors”) anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status for the foreseeable future. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion on dividends.

The Company is managed by BlackRock Financial Management, Inc. (the “Manager”), a subsidiary of BlackRock, Inc., a publicly traded (NYSE:BLK) asset management company with more than $1.30 trillion of assets under management at December 31, 2008.  The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 and particularly in the fourth quarter, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally.  Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen, including for CMBS and commercial real estate loans.  Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009.  Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business.  However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested.  These effects include:

•
Negative operating results.  The Company incurred net income (loss) available to common stockholders of $(210,878) for the year ended December 31, 2008 compared with $72,320 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of sizable provisions for loan losses (including the establishment of a general reserve) and a loss from equity investments compared with earnings in the prior year.  The establishment of a general reserve for loan losses was deemed necessary given the dramatic change in the prospects for loan performance as a result of significant property value declines in the fourth quarter. See Note 2 of the consolidated financial statements, “Significant Accounting Policies - Allowance for Loan Losses” for a discussion of the methodology used to calculate the general reserve.

•
Adverse impact on liquidity and access to capital.  The Company’s cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments.   In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities.  Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

•
Change in business objectives and dividend policy.  The Company is currently focused on managing its liquidity and, unless its liquidity position and market conditions significantly improve, anticipates no new investment activity in 2009.  In addition, the Company’s Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved.

These effects have led to the following adverse consequences for the Company:

•
Substantial doubt about the ability to continue as a going concern.  The Company’s independent registered public accounting firm has issued an opinion on the Company’s consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern.  The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or does not constitute an event of default and/or covenant breach under the applicable facility.

•
Breach of covenants.  Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date.  The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants.  On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009.  In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility.  As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450.  On March 17, 2009, Holdco 2 waived this breach until April 1, 2009.  Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

•
Inability to satisfy margin call.  During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders.  As part of the Company’s ongoing discussions with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company.  On March 17, 2009, the lender waived this event of default until April 1, 2009.

•
Reduction or elimination of dividends.  Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability.  The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008.  The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009.  To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash.  The terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

As discussed and for the reasons stated above, if the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility. An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures.  In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately.  The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Secured credit facilities waivers

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company's secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities.  In connection with the waivers, the Company has agreed to pay $6 million to each of Morgan Stanley and Bank of America and $3 million to Deutsche Bank.

CDO tests

In addition to the covenants under the Company’s secured credit facilities, four of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s three CDOs designated as its HY series do not have any compliance tests.

Interest Coverage and Overcollateralization Tests (“Cash Flow Triggers”)

Four of the seven CDOs issued by the Company contain tests that measure the amount of overcollateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by the Company) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied.  Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results. The trigger percentages in the chart below represent the first threshold at which cash flows would be redirected.

Generally, the overcollateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the overcollateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the overcollateralization test relative to the corresponding liabilities in the test, thereby reducing the overcollateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the overcollateralization tests. A failure to satisfy an overcollateralization test on a payment date could result in the redirection of cash flows.

Weighted Average Life, Minimum Weighted Average Recovery Rate, and the Weighted Average Rating Factor (“Collateral Quality Tests”)

The ability of EURO CDO to trade securities within its portfolio is dependent on passing the collateral quality tests.  Collateral quality tests limit the ability of the Company’s CDOs to trade securities within its portfolio.  These tests apply to the Euro CDO, which is actively managed.  If one of these tests fails, then any subsequent trade will either have to maintain or improve the result of the test or the trade cannot be executed.

The Euro CDO’s most significant test is the weighted average rating test which is impacted when credit rating agencies downgrade the underlying CDO collateral.  Ratings downgrades of assets in the Company’s CDOs can negatively impact compliance with the over collateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period.  After the reinvestment period, there are limited circumstances under which trades can be executed.  However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of December 31, 2008.  During the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.

Cash Flow Triggers	CDO I	CDO II	CDO III	CDO Euro
Overcollateralization
Current	125.1%	123.5%	116.7%	116.4%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass
Interest Coverage
Current	175.4%	196.7%	254.0%	116.4%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass

Collateral Quality Tests	CDO I	CDO II	CDO III	CDO Euro
Weighted Average Life Test
Current	N/A	N/A	N/A	3.93
Trigger	N/A	N/A	N/A	8.00
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.4%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2721
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Commercial Real Estate Debt Securities

The following table indicates the amounts of each category of commercial real estate securities the Company owned at December 31, 2008.

Commercial Real Estate Securities	Par(2)	Estimated Fair Value(3)	Dollar Price(4)	Adjusted Purchase Price(5)	Dollar Price(4)	Loss Adjusted Yield(6)
U.S. Dollar Denominated:
Controlling Class CMBS	$1,485,173	$140,472	$9.46	$477,802	$32.17	18.25%
Other below investment grade CMBS	60,703	25,208	41.53	53,808	88.64	9.23%

CDO investments	329,125	26,096	7.93	19,124	5.81	44.65%
Investment grade commercial real estate securities(1)	977,187	609,712	62.39	916,126	93.75	7.35%
CMBS interest only securities (“CMBS IOs”)	82,840	4,085	4.93	1,773	2.14	35.15%
	2,935,028	805,573	27.45	1,468,633	50.04	11.49%
Non-U.S. Dollar Denominated:
Controlling Class CMBS	58,394	21,777	37.29	31,269	53.55	13.96%
Other below investment grade CMBS	230,732	46,349	20.09	204,370	88.57	10.22%
Investment grade commercial real estate securities	175,154	62,264	35.55	176,657	100.86	7.44%
	464,280	130,390	28.08	412,296	88.80	9.31%

	$3,399,308	$935,963	$27.53	$1,880,929	$55.33	11.01%

(1)	Includes the carrying value of Company’s investment in Anthracite JV LLC (“AHR JV”) of $448 at December 31, 2008.
(2)	Represents the principal amount required to be repaid to the security owner during the life of the security or at maturity.
(3)	Represents the estimated price that would be received to sell a security in an orderly transaction between market participants at the measurement date (December 31, 2008).
(4)	Represents the estimated fair value or adjusted purchase price, as applicable, of a security divided by its par value multiplied by 100.
(5)
Represents the price paid by the Company to acquire the security. If the security is purchased at a discount or premium, the purchase price is adjusted to reflect the amortization of the discount or premium.

(6)
Represents the interest rate the Company expects to earn on its securities based on the adjusted purchase price of the securities. The interest rate has been adjusted to reflect possible future losses on the underlying collateral for the security.

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS.  The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying pool of loans as controlling class CMBS (“Controlling Class”).

Controlling Class CMBS

The Company’s principal activity is to underwrite and acquire high yield CMBS that are rated below investment grade (BB+ or lower).  The Company’s CMBS are securities backed by pools of loans secured by first mortgages on commercial real estate in the United States, Canada, Europe and Asia.  The commercial real estate securing the first mortgages consists of income-producing properties including office buildings, retail centers, apartment buildings, hotels and other types of commercial real estate.  The terms of a typical loan include a fixed rate of interest, thirty-year amortization, some form of prepayment protection, and an interest rate increase if not paid off at the ten-year maturity.  The loans are originated by various lenders and pooled together in trusts which issue securities in the form of various classes of fixed rate debt supported by the cash flows from the pooled loans.  Classes differ in priority of payment and are rated by one or more credit rating agencies from AAA down to CCC.  The class of securities that is affected first by loan losses is not rated.  The aggregate principal amount of the pools of loans varies.

The Company focuses on acquiring the securities rated below investment grade.  The most subordinated CMBS classes are the first to absorb realized losses in the loan pools.  To the extent there are losses in excess of the most subordinated class’ stated entitlement to principal and interest, then the remaining CMBS classes will bear such losses in order of their relative subordination.  If a loss of face value, or par, is experienced in the pooled loans, a corresponding reduction in the par of the lowest rated security occurs, reducing the cash flow entitlement.  The majority owner of the first loss position has the right to influence the workout process and therefore to designate the trust’s special servicer.  The Company will generally seek to influence the workout process in each of its CMBS transactions by purchasing the majority of the trust’s non-rated securities and sequentially higher rated securities as high as BBB+.  Typically, the par amount of these below investment grade (including non-rated) classes has represented 2.0% to 5.0% of the principal of the underlying pool of loans.  This is known as the subordination level because 2.0% to 5.0% of the collateral balance is subordinated to the senior, investment grade rated securities.

By owning commercial real estate loans in these forms, the Company seeks to earn loss-adjusted returns over a period of time while achieving significant diversification across geographic areas and property types.

At December 31, 2008, the Company owned Controlling Class securities of 39 trusts in which the Company through its investment in subordinated CMBS of such trusts is in the first loss position. As a result of this investment position, the Company influences the workout process on $57,048,888 of underlying loans.  The total par amount owned of these subordinated Controlling Class securities is $1,543,567.

Prior to acquiring Controlling Class securities, the Company performs due diligence on the underlying loans to ensure their risk profiles meet the Company’s criteria.  Loans that do not meet the Company’s criteria are either removed from the pool or the Company requires price adjustments.  The debt service coverage and loan to value ratios are evaluated to determine if they are appropriate for each asset class.

As part of its underwriting process, the Company assumes that a certain amount of loans will incur losses over time.  In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $1,046,949 related to principal of the underlying loans will not be recoverable, of which $453,342 is expected to occur over the next five years.  The total loss estimate of $1,046,949, 1.8% of the total underlying loan pools at December 31, 2008, increased from $779,338, 1.3% of the total underlying loan pools at December 31, 2007.  The Company reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

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

Each trust has a designated special servicer.  Special servicers are responsible for carrying out loan loss mitigation strategies.  In addition, a special servicer will advance funds to a trust to maintain principal and interest cash flows on the trust’s securities provided it believes there is a significant probability of recovering those advances from the underlying borrowers.  The special servicer is paid interest on advanced funds and a fee for its efforts in carrying out loss mitigation strategies.  For the Company’s 39 Controlling Class trusts, Midland Loan Services, Inc. is the special servicer for 33 trusts, Capmark Finance Inc., is the special servicer for 2 trusts, Global Servicing Solutions Canada Corp. is the special servicer for 1 trust, First National Bank is the servicer for 1 trust and the special servicer for the remaining 2 trusts is Lennar Partners, Inc.  Midland Loan Services, Inc. is a related party of the Manager.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with the Manager and Certain Other Parties,” for additional information on Midland Loan Services, Inc.

The Company’s anticipated yields on its investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies.  Examples of such contingencies include, among other things, the timing and severity of expected credit losses, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations, special servicer fees, and other related expenses), the pass-through or coupon rate, and interest rate fluctuations.  Additional factors that may affect the Company’s anticipated yields on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.  As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the Company’s anticipated yields to maturity will be maintained.

The weighted average loss adjusted yield for all subordinated Controlling Class securities at December 31, 2008 was 17.99%.  If the loss assumptions prove to be consistent with actual loss experience, the Company will maintain that level of income for the life of the security.  As actual losses differ from the original loss assumptions, yields are adjusted to reflect the updated assumptions.  In addition, a write-down of the adjusted purchase price of the security may be required.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information on the sensitivity of the Company’s income and adjusted purchase price to changes in credit experience.

Other Below Investment Grade CMBS

The Company does not typically purchase a BB- or lower rated security unless the Company is involved in the new issue due diligence process and has a clear pari passu alignment of interest with the special servicer, or can appoint the special servicer.  The Company purchases BB+ and BB rated securities at their original issue or in the secondary market without necessarily having influence over the workout process.  BB+ and BB rated CMBS do not absorb losses until the BB- and lower rated (including non-rated) securities have experienced losses of their entire principal amounts.  The Company believes the subordination levels of these securities provide additional credit protection and diversification with an attractive risk return profile.

Securitizations

From time to time in the past the Company issued secured term debt through its CDO offerings.  This entails creating a special purpose entity that holds assets used to secure the payments required of the debt issued.  For those that qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), the Company records the transaction as a sale and carries any retained bonds as a component of securities held-for-trading on its consolidated statements of financial condition.  At December 31, 2008 and 2007, the Company had retained bonds with an estimated fair value of $16,176 and $35,055, respectively, on its consolidated statements of financial condition related to Anthracite 2004-HY1 Ltd. (“CDO HY1”) and Anthracite 2005-HY2 Ltd. (“CDO HY2”).  The Company also purchased and owns all the preferred equity securities and a debt security of LEAFs CMBS I Ltd, a CDO (“Leaf”).   At December 31, 2008 and 2007, the estimated fair value of Leaf on the Company’s consolidated statements of financial condition was $9,920 and $14,576, respectively.

Investment Grade Commercial Real Estate Related Securities

The Company invests in investment grade commercial real estate related securities in the form of CMBS and unsecured debt of commercial real estate companies.  The addition of these higher rated securities is intended to add greater stability to the long-term performance of the Company’s portfolio as a whole and to provide greater diversification to optimize secured financing alternatives.  The Company seeks to assemble a portfolio of high quality issues that will maintain consistent performance over the life of the security.

CMBS IOs

The Company invests in CMBS IOs.  These securities represent a portion of the interest coupons paid by the underlying loans.  The Company views this portfolio as possessing attractive relative value versus other alternatives.  These securities do not have significant prepayment risk because the underlying loans generally have prepayment restrictions for certain periods of time.  Furthermore, the credit risk is also mitigated because the CMBS IO represents a portion of all underlying loans, not solely the first loss.

Commercial Real Estate Loans

The Company’s loan activity is focused on providing mezzanine capital to the commercial real estate industry.  The Company targets real estate operators with strong track records and business plans that are designed to enhance the value of their real estate.  These loans generally are subordinated to a senior lender or first mortgage and are priced to reflect a higher return.  The Company has significant experience in closing large, complex loan transactions and believes it can deliver timely and competitive financing.

The types of commercial real estate loans made by the Company include subordinated participations in first mortgages, loans secured by partnership interests and loans secured by second mortgages.  The weighted average life of these loans is generally two to three years and the loans have fixed or floating rate coupons.

The Company performs significant due diligence to evaluate risks and opportunities in this sector before making investments.  The Company generally focuses on strong sponsorship, attractive real estate fundamentals, and pricing and structural characteristics that provide significant influence over the underlying asset.

The Company has also conducted its activities in commercial real estate loans through Carbon Capital, Inc. (“Carbon I”) and Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Funds”). The Carbon Funds are private commercial real estate income funds managed by the Company’s Manager.  The Company believes the use of the Carbon Funds allows it to invest in larger institutional quality assets with greater diversification.  The Company’s consolidated financial statements include its share of the net assets and income (loss) of the Carbon Funds.  At December 31, 2008, the Company owned approximately 20% of Carbon I as well as approximately 26% of Carbon II.  The carrying value of the Company’s investment in the Carbon Funds at December 31, 2008 was $40,871, compared with $99,398 at December 31, 2007.

As of December 31, 2008, the carrying value of the Company’s investment in RECP Anthracite International JV Limited (“AHR International JV”) was $28,199.  AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager.  The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”) is managed by, or otherwise associated with an affiliate of Credit Suisse.  RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP.

In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, (“AHR MS”) which then posted the asset as additional collateral under the facility.

Commercial Real Estate Equity

BlackRock Diamond Property Fund, Inc. (“BlackRock Diamond”) is a REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager.  The Company invested $100,000 in BlackRock Diamond.  The Company redeemed $25,000 of its investment on June 30, 2007 and redeemed the remaining $75,000 and accumulated earnings on September 30, 2007.  Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%.

RMBS

As of December 31, 2008, the Company had minimal investments in residential mortgage-backed securities (“RMBS”).  The Company may in the future invest in RMBS depending upon market conditions and its liquidity position.

Geographic Regions

Financial information concerning the Company and geographic regions in which the Company invests for each of 2008, 2007 and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Financing and Leverage

The Company has historically financed its purchases of assets with the net proceeds of Common Stock and preferred stock issuances, long-term secured and unsecured borrowings, short-term borrowings under reverse repurchase agreements and the credit facilities discussed below.  In the future, asset purchases may be financed in similar ways; however, the ongoing economic downturn, among other things, has adversely affected and may continue to adversely affect the Company’s access to capital.  See Part I, Item 1A, “Risk Factors — Difficult conditions in the financial markets have adversely affected the Company’s financial condition, results of operation and business, and market conditions may not improve in the foreseeable future.”

The Company’s governing documents do not explicitly limit the amount of leverage that the Company may employ.  Instead, the Board of Directors has adopted an indebtedness policy for the Company that limits its recourse debt to equity ratio to a maximum of 3.0 to 1.0, which is generally consistent with financial covenants in certain of the Company’s credit facilities (see discussion of credit facilities in “Credit Facilities and Reverse Repurchase Agreements”).  The Board of Directors may change the Company’s indebtedness policy at any time.

Credit Facilities and Reverse Repurchase Agreements

Reverse repurchase agreements are secured loans generally with a term of 30 to 90 days.  The reverse repurchase agreements bear interest at rates that historically have moved in close relationship to the London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”).  After the initial period expires, there is no obligation for the lender to extend credit for an additional period.  This type of financing generally is available only for more liquid securities.  The interest rate charged on reverse repurchase agreements is usually lower compared with interest rates charged on alternatives due to the lower risk inherent in reverse repurchase transactions.

The Company’s credit facilities (which include master repurchase agreements) represent multi-year agreements to provide secured financing for a specific asset class.  (In this report, the term “credit facilities” refers to both credit facilities and master repurchase agreements unless the context otherwise requires.)  These facilities include a mark-to-market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount and bear interest at a variable rate.  A significant difference between committed financing facilities and reverse repurchase agreements is the term of the financing.  A committed facility provider generally is required to provide financing for the full term of the agreement, rather than for thirty or ninety days as is customary in reverse repurchase transactions.  This longer term makes the financing of less liquid assets viable.

Under the credit facilities and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value.  A reduction in the value of pledged assets will require the Company to provide additional collateral or fund cash margin calls.  Recently, the Company has been required to provide such additional collateral or fund margin calls.  The Company received and funded margin calls and amortization payments totaling $216,969 and $82,570 in 2008 and 2007, respectively.  Since January 1, 2009, the Company has further reduced mark-to-market debt by funding $17,056 in margin calls and amortization payments.

The below chart provides information with respect to borrowings under the Company’s credit facilities at December 31, 2008 by the asset class securing such borrowings:

Credit Facilities
Commercial Real Estate Securities
Outstanding borrowings	$278,123
Weighted average borrowing rate	5.2%
Weighted average remaining maturity	1.2 years
Estimated fair value of assets pledged	$149,858

Commercial Real Estate Loans
Outstanding borrowings	$167,625
Weighted average borrowing rate	4.8%
Weighted average remaining maturity	1.3 years
Estimated fair value of assets pledged	$210,328

Carbon II
Outstanding borrowings	$30,000
Weighted average borrowing rate	5.8%
Weighted average remaining maturity	1.2 years
Estimated fair value of asset pledged	$65,594

Commercial Mortgage Loan Pools
Outstanding borrowings(1)	$4,584
Weighted average borrowing rate	4.7%
Weighted average remaining maturity	1.7 years
Estimated fair value of assets pledged	$9,958

(1) Included in borrowings secured by commercial mortgage loan pools on the consolidated statements of financial condition.

The below chart provides information with respect to borrowings under the Company’s credit facilities at December 31, 2007 by the asset class securing such borrowings:

	Credit Facilities	Reverse Repurchase Agreements
Commercial Real Estate Securities
Outstanding borrowings	$405,568	$71,161
Weighted average borrowing rate	5.6%	5.5%
Weighted average remaining maturity	1. 1 years	7 days
Estimated fair value of assets pledged	$590,031	$83,990

Commercial Real Estate Loans
Outstanding borrowings	$259,905	-
Weighted average borrowing rate	5.8%	-
Weighted average remaining maturity	233 days	-
Estimated fair value of assets pledged	$368,762	-

Agency Residential Mortgage-Backed Securities
Outstanding borrowings	-	$8,958
Weighted average borrowing rate	-	5.2%
Weighted average remaining maturity	-	10 days
Estimated fair value of assets pledged	-	$9,126

Commercial Mortgage Loan Pools
Outstanding borrowings(1)	$6,128	-
Weighted average borrowing rate	5.9%	-
Weighted average remaining maturity	1.7 years	-
Estimated fair value of assets pledged	$10,346	-

(1) Included in borrowings secured by commercial mortgage loan pools on the consolidated statements of financial condition.

CDOs

The Company has historically financed the majority of its commercial real estate assets with match funded, secured term debt through CDO offerings.  To accomplish this, the Company forms special purpose entities (each an “SPE”) and contributes a portfolio consisting of below investment grade CMBS, investment grade CMBS, unsecured debt of commercial real estate companies and commercial real estate loans in exchange for the preferred equity interest in the SPE.  With the exceptions of CDO HY1 and CDO HY2, these transactions are financings and the SPEs are fully consolidated on the Company’s consolidated financial statements.  The SPE then will issue fixed and floating rate debt secured by the cash flows of the securities in its portfolio.  The SPE will enter into an interest rate swap agreement to convert the floating rate debt issued to a fixed interest rate, thus matching the cash flow profile of the underlying portfolio.  For the CDO not denominated in U.S. dollars, the SPE will also enter into currency swap agreements to minimize any currency exposure.  The debt issued by the SPE generally is rated AAA down to BB.  Due to its preferred equity interest, the Company continues to manage the credit risk of the underlying portfolio as it did prior to the assets being contributed to the CDO.

CDO debt is the Company’s preferred capital structure to maximize returns on these types of portfolios on a non-recourse basis.  There is no mark-to-market requirement in this structure and the debt cannot be called or terminated by the bondholders.  Furthermore, since the debt issued is non-recourse to the issuer, permanent reductions in asset value do not affect the liquidity of the Company.  However, since the Company expects to earn a positive spread between the income generated by the assets and the expense of the debt issued, a permanent impairment of any of the assets would negatively affect the spread over time.

The terms of five of the seven CDOs issued by the Company include coverage tests, including over-collateralization tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results.

In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest reinvestment test.  As results of Euro CDO’s failure to satisfy these tests, half of each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.  As of December 31, 2008, the Company’s other applicable CDOs met all coverage tests.

At December 31, 2008, outstanding borrowings under the Company’s CDOs had an adjusted purchase price of $1,743,160 with a weighted average borrowing rate of 6.8% and a weighted average maturity of 4.6 years. Estimated fair value of assets pledged was $1,046,584 consisting of 72.7% of commercial real estate securities and 27.3% of commercial real estate loans.

At December 31, 2007, outstanding borrowings under the Company’s CDOs had an adjusted purchase price of $1,823,328 with a weighted average borrowing rate of 6.1% and a weighted average maturity of 4.8 years. Estimated fair value of assets pledged was $2,014,047, consisting of 86.1% of commercial real estate securities and 13.9% of commercial real estate loans.

Unsecured Recourse Borrowings

The Company may issue senior unsecured notes, including senior unsecured notes convertible into Common Stock, and unsecured junior subordinated notes, including unsecured junior subordinated notes issued in connection with trust preferred securities, from time to time as a source of unsecured long-term capital.  The Company’s outstanding unsecured notes bear interest at fixed or floating rates and can be redeemed in whole or, with respect to certain notes, in part at the option of the Company on specified dates at specified prices.  The outstanding senior convertible notes of the Company have a fixed coupon and are convertible into Common Stock under certain conditions.

Preferred and Common Stock Issuances

The Company may issue preferred stock from time to time as a source of long-term or permanent capital.  Preferred stock generally has a fixed coupon and may have a fixed term in the form of a maturity date or other redemption or conversion features.  The preferred stockholder typically has the right to a preferential distribution for dividends and any liquidation proceeds.

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

Hedging Activities

The Company enters into hedging transactions to protect its investment portfolio and related borrowings from interest rate fluctuations, foreign exchange rate and other changes in market conditions.  From time to time, the Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration, as well as short-term and foreign exchange rate exposure.  These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company’s assets and the cost of borrowing.  These transactions may include interest rate swaps, currency forwards and swaps, the purchase or sale of interest rate collars, caps or floors, options, and other hedging instruments.  These instruments may be used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company’s stockholders, given the cost of such hedges.  The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable. The Manager has extensive experience in hedging interest rate risks with these types of instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities.  The Company will enter into these transactions only with counterparties with long-term debt rated A or better by at least one credit rating agency.  The business failure of a counterparty with which the Company has entered into a hedging transaction most likely will result in a default, which may result in the loss of unrealized profits.  Although the Company generally will seek to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk.  There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

The Company’s hedging activities are intended to address both income and capital preservation.  Income preservation refers to maintaining a stable spread between yields from mortgage assets and the Company’s borrowing costs across a reasonable range of adverse interest rate environments.  Capital preservation refers to maintaining a relatively steady level in the estimated fair value of the Company’s capital across a reasonable range of adverse interest and foreign exchange rate scenarios.  However, no strategy can insulate the Company completely from changes in interest and foreign exchange rates.

Regulation

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act.  Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission (the “SEC”) and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with related parties.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests.

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the terms of the CMBS owned by the Company provide the right to monitor the performance of the underlying mortgage loans through loan management and servicing rights and the right to control workout/foreclosure rights in the event of default on the underlying mortgage loans.  When such rights exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act.  Therefore, the Company believes that it should not be required to register as an “investment company” under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company’s Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act.  Modification of the Company’s business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of the Company’s Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and other mortgage-backed securities, which are Qualifying Interests.  Modification of the Company’s business plan to register as an investment company could result in increased operating expenses and could entail reducing the Company’s indebtedness, which also could require the Company to sell a significant portion of its assets.  No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms.  Consequently, any such modification of the Company’s business plan could have a material adverse effect on the Company.  Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company.  Any such result would likely have a material adverse effect on the Company.

Competition

The Company’s net income depends, in large part, on the Company’s ability to acquire commercial real estate assets at favorable spreads over the Company’s borrowing costs.  In acquiring commercial real estate assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities.  In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company’s, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of commercial real estate assets suitable for purchase by the Company.  Some of the Company’s competitors are significantly larger than the Company, have access to greater capital and other resources and may have other advantages over the Company.  In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing commercial real estate assets.  A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Common Stock.

Employees

The Company does not have any employees.  The Company’s officers, each of whom is a full-time employee of the Manager or its affiliates, perform the duties required pursuant to the Management Agreement (as defined below) with the Manager and the Company’s bylaws.

The Manager

The Company is managed by the Manager, a subsidiary of BlackRock, Inc., a publicly traded asset management company with more than $1.30 trillion of assets under management at December 31, 2008.  The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

The Company has entered into the Management Agreement, an administration services agreement and an accounting services agreement with the Manager, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors.

The Manager primarily engages in four investment activities in its capacity as Manager on behalf of the Company:

i) acquiring and originating commercial real estate loans and other real estate related assets;
ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of assets, including credit and prepayment risk management;
iii) surveillance and restructuring of real estate loans; and

iv) capital management, structuring, analysis, capital raising, and investor relations activities.  At all times, the Manager and the Company’s officers are subject to the direction and oversight of the Company’s Board of Directors.

The Management Agreement

Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers (i) formulate investment strategies, (ii) arrange for the acquisition of assets, (iii) arrange for financing, (iv) monitor the performance of the Company’s assets and provide certain other advisory, (v) administrative and (iv) managerial services in connection with the operations of the Company.

Base Fee

The Manager is entitled to receive a base management fee equal to:

•	0.375% for the first $400 million in average total stockholders’ equity;
•	0.3125% for the next $400 million of average total stockholders’ equity; and
•	0.25% for the average total stockholders’ equity in excess of $800 million for the applicable quarter.

Incentive Fee

The Manager is entitled to receive a quarterly incentive fee equal to:

•	25% of the amount by which the applicable quarter’s operating earnings (as defined in the Management Agreement) of the Company (before incentive fee); plus
•	realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less
•
realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Common Stock ($10.55 per common share at December 31, 2008); multiplied by

•	the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage),; multiplied by
•	the weighted average number of shares of the Common Stock outstanding during the applicable quarterly period.

The Management Agreement provides that the incentive fee payable to the Manager will be subject to a rolling four-quarter high watermark.

Payment of Management Fees

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between the Company and the Manager (as amended, the “2008 Management Agreement”), and the parties entered into the First Amendment and Extension as of such date.

For the full one-year term of the renewed contract, the Manager has agreed to receive all management fees and any incentive fees in Common Stock subject to (i) the Common Stock continuing to be listed on the NYSE and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained. If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained, such fees will be payable in cash.  The Company’s unaffiliated directors and the Manager may also mutually agree to defer the payment of any management fee and incentive fee, in whole or in part.  Such deferred fees will be payable in cash unless the Company’s unaffiliated directors and the Manager mutually agree otherwise.

The Common Stock issued and to be issued to the Manager has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold by the Manager except pursuant to an effective registration statement or an exemption from registration.  For example, the Manager may sell such shares pursuant to Rule 144 under the Securities Act subject to compliance with the terms of such rule, including the six-month holding period.

Termination of Management Agreement

The Company may terminate, or decline to renew the term of, the Management Agreement without cause at any time upon 60 days’ written notice by a majority vote of the unaffiliated directors.  Although no termination fee is payable in connection with a termination for cause, in connection with a termination without cause, the Company must pay the Manager a termination fee and other payments, which could be substantial.  The amount of the termination fee will be determined by independent appraisal of the value of the Management Agreement.  Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by the Company and the Manager.  The other agreements the Company has with the Manager also may be terminated by the Company; in the case of the administration agreement, at any time upon 60 days’ written notice, and in the case of the accounting services agreement, following the 24 month anniversary thereof, on 60 days’ written notice prior to the 12 month anniversary thereof, or upon 60 days’ written notice following the termination of the Management Agreement.

In addition, the Company has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period.

Taxation of the Company

The Company has adopted compliance guidelines, including restrictions on acquiring, holding, and selling assets, to help ensure that the Company meets the requirements for qualification as a REIT under the United States Internal Revenue Code of 1986, as amended (the “Code”), and is excluded from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Before acquiring any asset, the Manager determines whether such asset would constitute a “Real Estate Asset” under the REIT provisions of the Code.  The Company regularly monitors purchases of commercial real estate assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company’s assets and income meet the requirements for qualification as a REIT and exclusion under the Investment Company Act.

In order to maintain the Company’s REIT status, the Company generally intends to distribute to its stockholders aggregate dividends equaling at least 90% of its taxable income each year.  The Code permits the Company to fulfill this distribution requirement by the end of the year following the year in which the taxable income was earned.

Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability.  The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements were satisfied by distributions made for the first three quarters of 2008.  The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009.  To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up in 90% stock, with the remainder distributed in cash.  Furthermore, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

The Company and its stockholders may be subject to foreign, state, and local taxation in various foreign, state and local jurisdictions, including those in which it or they transact business or reside.  The state and local tax treatment of the Company and its stockholders may not conform to the Company’s federal income tax treatment.

Available Information

The Company’s website address is www.anthracitecapital.com.  The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors and its Codes of Business Conduct and Ethics, as well as its corporate governance guidelines.  Copies in print of these documents are available upon request to the Secretary of the Company at the address indicated on the cover of this report.

The Company intends to post on its website any amendment to, or waiver of, a provision of its Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.

To communicate with the Board of Directors electronically, the Company has established an e-mail address, anthracitebod@blackrock.com, to which stockholders may send correspondence to the Board of Directors or any such individual directors or group or committee of directors.

The Company has included as exhibits to this report the Sarbanes-Oxley Act Section 302 certifications of the Chief Executive Officer and Chief Financial Officer of the Company regarding the quality of the Company’s public disclosure.  The Company has submitted to the NYSE a certification of the Chief Executive Officer of the Company certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification (May 28, 2008).

ITEM 1A.             RISK FACTORS

Risks

The Company’s business is subject to many risks. In addition to the other information in this document, you should consider carefully the following risk factors. Additional risk factors may impair the Company’s business, financial condition or results of operations.

Risks related to the Company’s business

The Company's independent registered public accounting firm has issued an opinion on the Company's consolidated financial statements that states that as a result of its liquidity position, current market conditions and the uncertainty relating to the outcome of its ongoing negotiations with its lenders substantial doubt has been raised about the Company’s ability to continue as a going concern.

The Company's independent registered public accounting firm has issued an opinion on the Company's consolidated financial statements that states that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that as a result of its liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders these matters have raised substantial doubt about the Company’s ability to continue as a going concern.  The NYSE may consider delisting a company if the company receives an opinion from its independent registered public accounting firm that contains a going concern emphasis.

The Company currently has no committed sources of capital and does not know whether additional financing will be available when needed on terms that are acceptable. The addition of this going concern language may make capital raising activity more difficult. The failure of the Company to satisfy its capital requirements will adversely affect its business, financial condition, results of operations and prospects.  Unless the Company raises additional funds, the Company will not have sufficient funds to continue operations.  Even if the Company raises more capital, such actions may be insufficient to allow the Company to continue as a going concern.

If the Company were to breach a financial covenant or fail to satisfy a margin call under any of its secured credit facilities and were not able to obtain a waiver from the applicable lenders, it would be unable to continue as a going concern.

The Company's secured credit facilities contain various financial covenants that if breached could, after the applicable grace periods, result in the acceleration of all the debt under these facilities.  If the Company were unable to obtain waivers of these breaches from its secured lenders, these breaches would constitute events of default under their respective facility.  Furthermore, the Company's credit facilities allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value.  If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease or to repay a portion of the outstanding borrowing with minimal notice.  If the Company were unable to satisfy a margin call within the timeframes required by the applicable lender or obtain a waiver from the lender, it would be in default under such facility.

Financial covenants in the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009. In addition, the Company’s secured credit facility with Holdco 2 requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. Carbon II securing such facility. As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived this breach until April 1, 2009.

During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders. As part of the Company’s ongoing negotiation with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company. On March 17, 2009, the lender waived this event of default until April 1, 2009.

The Company continues to negotiate with its secured credit facility lenders to obtain permanent waivers or extensions of waivers of the aforementioned events of default and covenant breaches and to obtain amendments of the facility documents in order to position the Company to have sufficient liquidity to fund operations or continue its business. Such amendments may include forbearance of lenders’ rights to make margin calls and elimination or waiver of certain financial covenants. There, however, can be no assurance that the Company will successfully reach agreement with its lenders on such waivers and amendments. If the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.

An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures. In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately. The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

If the Company is unable to obtain additional sources of financing, the Company may not be able to continue to fund its business.

Amendments to the terms of the Company’s credit facilities with Bank of America, Deutsche Bank and Morgan Stanley in 2008 prohibit the Company from making new borrowings under these credit facilities.  In addition, in connection with recent extensions of these facilities, the Company posted additional assets as collateral under certain of these facilities and agreed that all cash flows from collateral under such facilities will be used to make amortization or other payments to such facilities’ lenders until the amounts owed under such facilities have been repaid.  The Company’s principal uses of liquidity are for interest and principal payments on debt, dividend payments to holders of shares of Common Stock and its preferred stock, funding of margin calls, operating expenses and investments in real estate securities and loans.

In order to continue to meet its liquidity needs, the Company likely will be required to obtain additional sources of financing.  Additional sources of financing may be more expensive, contain more onerous terms or simply may not be available.  If the Company fails to obtain additional sources of financing, it may not be able to continue to fund its operations or continue its business.

Difficult conditions in the financial markets have adversely affected the Company’s financial condition, results of operation and business, and market conditions may not improve in the foreseeable future.

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In response to the financial crises, there have been numerous regulatory and governmental actions to address the current recessionary economic conditions and adverse developments in the credit markets. In early 2009, the American Recovery and Reinvestment Act of 2009 was enacted to provide further stimulus to institutions that have received or will receive financial assistance under Troubled Assets Relief Program. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. Despite substantial efforts by the U.S. and other governments to restore confidence and reopen sources of credit, it still remains unknown if or when conditions will improve in the foreseeable future or the extent to which such government actions will affect the Company.  If the actions assist the Company’s competitors and not itself, its business would be adversely affected.

The Company does not currently know the full extent to which this market disruption will affect it or the market in which it operates, and it is unable to predict the length or ultimate severity of the financial crisis. If the challenging conditions continue, the Company may experience further tightening of liquidity, additional impairments, increased margin calls and additional challenges in raising capital and obtaining investment financing. Moreover, if current market conditions continue or deteriorate further, the Company could experience a rapid and significant deterioration of its business and its results of operation and its financial condition could be materially adversely affected. A prolonged economic slowdown also could impair the performance of the Company’s investments and harm its financial condition, decrease its cash flows, increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. As a result, investors in the Company’s securities could lose some or all of their investment in the Company.

Adverse changes in general economic conditions can adversely affect the Company’s business.

The Company’s financial condition, results of operation and business have been adversely affected by the general unprecedented global financial crisis and economic downturn.  Disruptions in the housing and credit markets led to a rapid deterioration in the financial markets and a general economic downturn that have resulted in an increased number of delinquent, defaulting and non-performing loans in the Company’s portfolio. The Company’s loan loss reserve for the year ended December 31, 2008 was $165,928.  The problems in the financial markets and the economy have also led to a general decline in the value of many of the commercial real estate assets in the Company’s portfolio, even for those assets not affected by increased rates of delinquency or probabilities of default.  As a result, the Company has incurred and may continue to incur significant losses.  The Company cannot predict how long the economic downturn will last or the effect it will have on its business, results of operations or financial condition.  Furthermore, adverse changes in national economic conditions or in the economic conditions of the regions in which it conducts substantial business likely would have an adverse effect on real estate values and, accordingly, the Company’s financial performance, the market prices of its securities and its ability to pay dividends.

In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although the Company maintains reserves for loan losses in amounts that it believe are sufficient to provide adequate protection against potential write-downs in its portfolio, these amounts could prove to be insufficient.

The Company’s ability to pay dividends depends on its ability to obtain external financing.  If the Company is not able to obtain additional financing, it may not be able to pay dividends.

To qualify for taxation as a REIT, the Company, among other requirements, must distribute annually to its stockholders at least 90% of its REIT taxable income, including taxable income that is accrued by the Company without a corresponding receipt of cash, which thereby limits the amounts of capital it can retain. Pursuant to temporary guidance that was recently issued by the IRS, with respect to taxable years ending on or before December 31, 2009, up to 90% of the Company’s REIT distribution requirement may be satisfied by distributing stock of the Company, with the remainder distributed in cash, provided that certain requirements are satisfied (including, that the Company’s stock continues to be publicly traded on an established securities market in the United States). The Company historically has obtained the cash required for its operations through, among other things, the issuance of equity, senior debt (including convertible debt) and subordinated debt, and by borrowing money through credit facilities, securitization transactions and repurchase agreements. The Company’s continued access to these and other types of external capital depends upon a number of factors, including general market conditions, the market’s perception of its growth potential, its current and potential future earnings, cash distributions, and the market price of its Common Stock.  Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for the commercial real estate sector in which the Company operates. Currently, the Company is ineligible to use a "short-form" registration statement and, while it is ineligible, the Company’s ability to raise capital may be more difficult, more expensive and subject to delays. Furthermore, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.  The Company cannot assure investors that sufficient funding or capital will be available to it in the future on terms that are acceptable to the Company. If the Company cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of its Common Stock and its ability to pay dividends to its stockholders.

Leveraging the Company’s investments may increase the Company’s exposure to loss.

The Company leverages its investments and thereby increases the volatility of its operating results and net asset value that may result in operating or capital losses. If borrowing costs increase, or if the cash flow generated by the Company’s assets decreases, the Company’s use of leverage will increase the likelihood that the Company will experience reduced or negative cash flow and reduced liquidity.

Many of the Company’s investments are illiquid and therefore are difficult for the Company to value or to sell in a short period of time without experiencing significant losses.

Many of the Company’s investments are illiquid. The illiquidity of such investments may result from the decline in the actual or perceived value of properties or assets securing these investments, the absence of a market for these investments, or legal or contractual restrictions on the resale of these investments. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. Many of the Company’s assets, which have little, if any, current market activity, have been valued based primarily on broker quotes. Such third-party pricing for illiquid investments may be more subjective than for more liquid investments.

Furthermore, the ongoing dislocation in the trading markets may make it extremely difficult for the Company to sell many of its assets on terms that are acceptable to the Company or at all. If the Company is required to liquidate all or a portion of its illiquid investments in a short period of time, it may realize significant losses or may be unable to sell some or all of such investments at all. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, and its results of operation, financial condition and business could be materially adversely affected.

The Company’s use of repurchase agreements to finance its investments may give its lenders greater rights in the event that either it or a lender files for bankruptcy.

The Company’s U.S. dollar facility with Bank of America and multicurrency facility with Deutsche Bank are in the form of repurchase agreements.  The Company’s borrowings under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, giving its lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that the Company has pledged under its repurchase agreements without delay in the event that the Company file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for the Company to recover its pledged assets in the event that a lender party to such agreement files for bankruptcy. Therefore, the Company’s use of repurchase agreements to finance its investments exposes its pledged assets to risk in the event of a bankruptcy filing by either a lender or the Company.

Interest rate fluctuations will affect the value of the Company’s commercial real estate assets and may adversely affect the Company’s net income and the price of its Common Stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors. Interest rate fluctuations can adversely affect the income and value of the Common Stock in many ways and present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve, changes in prepayment rates and margin calls.

The Company seeks to generate income from the spread between the interest income, gains and net operating income (net of credit losses) on its commercial real estate assets and the interest expense from borrowings to finance its investments.  The Company funds a substantial portion of its assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. The Company anticipates that, in most cases, the income from its floating-rate assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company’s net income. Increases in these rates tend to decrease the Company’s net income and estimated fair value of the Company’s net assets. Interest rate fluctuations that result in the Company’s interest expense exceeding interest income would result in the Company incurring operating losses.

The Company also invests in fixed-rate mortgage-backed securities. In a period of rising interest rates, the Company’s interest payment obligations could increase while the interest the Company earns on its fixed-rate mortgage-backed securities would not change. This would adversely affect the Company’s profitability and liquidity.

The relationship between short-term and long-term interest rates often is referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), the Company’s borrowing costs may increase more rapidly than the interest income earned on the Company’s assets. Because the Company’s borrowings primarily will bear interest at short-term rates and the Company’s assets primarily will bear interest at medium-term to long-term rates, a flattening of the yield curve tends to decrease the Company’s net income and estimated fair value of the Company’s net assets. Additionally, to the extent cash flows from long-term assets that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new assets and available borrowing rates may decline and also may tend to decrease the net income and estimated fair value of the Company’s net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, the Company’s borrowing costs may exceed the Company’s interest income and operating losses could be incurred.

A portion of the Company’s commercial real estate assets are financed under reverse repurchase agreements and committed borrowing facilities which are subject to mark-to-market risk. Such secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline could require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed.

The Company’s investments may be subject to impairment charges.

The Company periodically evaluates its investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending on the nature of the investment and the manner in which the income related to such investment is calculated for purposes of the Company’s financial statements. If the Company determines that an impairment has occurred, the Company would be required to record an impairment expense and make an adjustment to the net carrying value of the investment, which could materially adversely affect the Company’s results of operations in the applicable period.

All of the Company’s securities held-for-trading and certain long-term liabilities are recorded at fair value as determined in good faith by the Manager and, as a result, there will be uncertainty as to the value of these financial instruments.

Most of the Company’s securities held-for-trading are not actively traded. The fair value of these securities and long-term liabilities that are not actively traded may not be readily determinable. The Company values these financial instruments at least quarterly at fair value as determined in good faith by the Manager, and the unrealized gains or losses are recorded in earnings. Because such valuations by the Company are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Company’s determinations of fair value of its assets and liabilities may differ materially from the values that the Company ultimately realizes upon their disposal.

The Company’s assets include subordinated CMBS and similar investments which are subordinate in right of payment to more senior securities.

The Company’s assets include a significant amount of subordinated CMBS, which are the most subordinate class of securities in a structure of securities secured by a pool of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Such investments are subject to greater risk of credit loss on principal and non-payment of interest than investments in senior investment grade securities. The Company may not recover the full amount or, in certain cases, any of its initial investment in such subordinated securities.

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

The estimated fair values of lower credit quality CMBS and similar investments tend to be less sensitive to interest rate changes than those of more highly rated investments, but more sensitive to changes in economic conditions and underlying borrower developments. The ongoing economic downturn, for example, has caused a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages underlying the mortgage-backed securities are deemed more likely to be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect the Company against loss of its principal on these securities. In addition, such subordinated interests generally are not actively traded and may not provide the Company as a holder thereof with liquidity of investment.

The subordinate interests in whole loans in which the Company invests may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.

A subordinate interest in a whole loan is a mortgage loan typically (i) secured by a whole loan on a single large commercial property or group of related properties and (ii) subordinated to a senior interest secured by the same whole loan on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for subordinate interest owners after payment to the senior interest owners. Subordinate interests reflect similar credit risks to subordinated CMBS. However, since each transaction is privately negotiated, subordinate interests can vary in their structural characteristics and risks. For example, the rights of holders of subordinate interests to control the process following a borrower default may be limited in certain investments. The Company cannot predict the terms of each subordinate investment. Further, subordinate interests typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. Subordinate interests in whole loans also are less liquid than comparably rated CMBS; thus the Company may be unable to dispose of underperforming or non-performing investments. The higher risks associated with its subordinate position in these investments could subject the Company to increased risk of losses.

The commercial mortgage and mezzanine loans the Company originates or acquires and the commercial mortgage loans underlying the CMBS in which the Company invests are subject to delinquency, foreclosure and loss, which could result in losses to the Company.

The Company’s commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

The Company’s assets include mezzanine loans that have greater risks of loss than more senior loans.

The Company’s assets include a significant amount of mezzanine loans that involve a higher degree of risk than long-term senior mortgage loans. In particular, a foreclosure by the holder of the senior loan could result in the mezzanine loan becoming unsecured. Accordingly, the Company may not recover some or all of its investment in such a mezzanine loan. Additionally, the Company may permit higher loan-to-value ratios on mezzanine loans than it would on conventional mortgage loans when the Company is entitled to share in the appreciation in value of the property securing the loan.

Prepayment rates can increase which would adversely affect yields on the Company’s investments.

The yield on investments in mortgage loans and mortgage-backed securities and thus the value of the Common Stock is sensitive to not only changes in prevailing interest rates but also changes in prepayment rates, which results in a divergence between the Company’s borrowing rates and asset yields, consequently reducing future net income derived from the Company’s investments. The Company’s borrowing costs also may exceed its interest income from its investments, and it could incur operating losses.

Limited recourse loans limit the Company’s recovery to the value of the mortgaged property.

A substantial portion of the commercial mortgage loans the Company acquires may contain limitations on the mortgagee’s recourse against the borrower. In other cases, the mortgagee’s recourse against the borrower is limited by applicable provisions of the laws of the jurisdictions in which the mortgaged properties are located or by the mortgagee’s selection of remedies and the impact of those laws on that selection. In those cases, in the event of a borrower default, recourse may be limited to only the specific mortgaged property and other assets, if any, pledged to secure the relevant commercial mortgage loan. As to those commercial mortgage loans that provide for recourse against the borrower and their assets generally, such recourse may not provide a recovery in respect of a defaulted commercial mortgage loan equal to the liquidation value of the mortgaged property securing that commercial mortgage loan.

The volatility of certain mortgaged property values may adversely affect the Company’s commercial mortgage loans.

Commercial and multifamily property values and net operating income derived from them are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by plant closings, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

The Company’s hedging transactions can limit the Company’s gains and increase the Company’s exposure to losses.

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

The Company purchases mortgage-backed securities denominated in foreign currencies and also acquires interests in loans to non-U.S. companies, which may expose the Company to risks not typically associated with U.S. or U.S. dollar denominated investments. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, multiple and conflicting tax laws, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, and greater price volatility. Any of these risks could adversely affect the Company’s receipt of interest income from these investments.

To the extent that any of the Company’s investments are denominated in foreign currency, these non-U.S. dollar denominated investments will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. Although the Company may employ hedging techniques to minimize foreign currency risk, it can offer no assurance that these strategies will be effective and may incur losses on these investments as a result of currency rate fluctuations.

The Company is subject to significant competition.

The Company is subject to significant competition in seeking investments. It competes with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with the Manager. Some of its competitors have greater resources than it has and it may not be able to compete successfully for investments. Competition for investments may lead to the returns available from such investments decreasing which may further limit its ability to generate its desired returns. The Company cannot assure investors that additional companies will not be formed that compete with it for investments or otherwise pursue investment strategies similar to the Company’s.

Maintenance of the Company’s Investment Company Act exemption imposes limits on its operations. Failure to maintain its Investment Company Act exemption could adversely affect the Company’s ability to operate.

The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with related parties. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under current interpretation by the staff of the SEC, to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests.

A portion of the CMBS acquired by the Company are collateralized by pools of first mortgage loans where the terms of the CMBS owned by the Company provide the right to monitor the performance of the underlying mortgage loans through loan management and servicing rights and the right to control workout/foreclosure rights in the event of default on the underlying mortgage loans. When such rights exist, the Company believes that the related Controlling Class CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, the Company believes that it should not be required to register as an “investment company” under the Investment Company Act as long as it continues to invest in a sufficient amount of such Controlling Class CMBS and/or in other Qualifying Interests.

If the SEC or its staff were to take a different position with respect to whether the Company’s Controlling Class CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would register as an investment company under the Investment Company Act. Modification of the Company’s business plan so that it would not be required to register as an investment company might entail a disposition of a significant portion of the Company’s Controlling Class CMBS or the acquisition of significant additional assets, such as agency pass-through and other mortgage-backed securities, which are Qualifying Interests. Modification of the Company’s business plan to register as an investment company could result in increased operating expenses and could entail reducing the Company’s indebtedness, which also could require the Company to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or de-leveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company’s business plan could have a material adverse effect on the Company. Further, if it were established that the Company were operating as an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such result would likely have a material adverse effect on the Company.

The Company’s liquidity position could be adversely affected if it were unable to complete additional CDOs on favorable terms or at all.

The Company has completed several CDOs through which it raised a significant amount of debt capital. Relevant considerations regarding the Company’s ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, the Company may be unable to complete CDOs;

•
disruptions in the credit quality and performance of the Company’s commercial real estate securities and loan portfolio, particularly that portion which previously has been securitized and serves as collateral for existing CDOs, could reduce or eliminate investor demand for its CDOs in the future;

•	any material downgrading or withdrawal of ratings given to securities previously issued in the Company’s CDOs would reduce demand for additional term debt by it; and

•	structural changes imposed by rating agencies or investors may reduce the leverage it is able to obtain, increase the cost and otherwise adversely affect the efficiency of its CDOs.

Current global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of CDO transactions for the Company. The continued unavailability of CDO transactions may have a material adverse effect on the Company’s growth and its Common Stock price.

The Company’s repurchase agreements and its CDO financing agreements may limit its ability to make investments.

In order to borrow money to make investments under the Company’s repurchase agreements, to the extent that the Company is allowed to make additional borrowings pursuant to the respective terms of such agreements, its lenders have the right to review the potential investment for which the Company is seeking financing. The Company may be unable to obtain the consent of its lenders to make investments that it believes are favorable to the Company. If the Company’s lenders do not consent to the inclusion of the potential asset in a repurchase facility, the Company may be unable to obtain alternate financing for that investment. The Company’s lender’s consent rights with respect to its repurchase agreements may limit its ability to execute its business plan.

Each CDO financing in which the Company engages will contain certain eligibility criteria with respect to the collateral that it seeks to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, the Company may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to the Company’s CDOs may limit the Company’s ability to execute its business plan.

The Company may become subject to environmental liabilities.

The Company may become subject to material environmental risks when it acquires interests in properties with significant environmental problems. Such environmental risks include the risk that operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Such laws often impose liability regardless of whether the owner or operator knows of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of hazardous substances could exceed the value of the property. The Company’s income and ability to make distributions to stockholders could be affected adversely by the existence of an environmental liability with respect to the Company’s properties.

The price of the Common Stock may fluctuate significantly, which could negatively affect holders of the Common Stock.

The trading price of the Common Stock may be volatile in response to a number of factors, including actual or anticipated variations in the Company’s quarterly financial results or dividends, changes in financial estimates by securities analysts, additions or departures of key management personnel, the inability of the Company to obtain or maintain external sources of financing, prevailing interest rates, issuances of the Common Stock, preferred stock or debt securities, and changes in market valuations of other companies in the real estate industry, even if not similar to the Company. In addition, the Company’s financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of the Common Stock could decrease significantly.

In addition, the U.S. securities markets or sectors of these markets from time to time have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets or sectors. Broad market and industry factors may negatively affect the price of the Common Stock, regardless of its operating performance.

Future offerings of debt securities, which would rank senior to the Common Stock upon its liquidation, and future offerings of equity securities, including preferred stock senior to the Common Stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of the Common Stock.

The Company may from time to time offer additional debt or equity securities. Upon liquidation, holders of the Company’s debt securities and shares of its preferred stock and lenders with respect to other borrowings will receive a distribution of the Company’s available assets prior to the holders of its Common Stock. Additional equity offerings may dilute the holdings of the Company’s existing stockholders and reduce the market price of its Common Stock. Any preferred stock the Company issues may have a preference on liquidating distributions or a preference on dividend payments that would limit the Company’s ability to make a dividend distribution to the holders of its Common Stock under certain circumstances.

Sales of substantial amounts of the Common Stock, or the perception that these sales could occur, could have a material adverse effect on the price of the Common Stock. In addition, secondary sales by the Manager of the Common Stock the Manager owns, or the perception that these sales could occur, even if in insubstantial amounts, could have a material adverse effect on the price of the Common Stock. Holders of the Common Stock bear the risk of its future offerings causing the market price of the Common Stock to decline and diluting their stock holdings in the Company.

The Company’s staggered board of directors and other provisions of its charter and bylaws may prevent a change in its control, which could adversely affect the price of the Common Stock.

The Company’s board of directors is divided into three classes of directors. The current terms of the directors expire in 2009, 2010 and 2011. Directors of each class serve three-year terms, and each year one class of directors is elected by the stockholders. The Board of Directors of the Company believe that, among other reasons, a staggered board of directors is in the best interests of its stockholders because such a board helps to promote stability and experience in the Board of Directors and fosters long-term independent thinking that is in the best interests of the Company. However, it is also possible that a staggered board of directors may delay, prevent or reduce the possibility of a tender offer or an attempt at a change in control. This may occur even though the Company’s stockholders might consider a tender offer or change in control in their best interests. In addition, the Company’s charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might be in the best interest of its stockholders. See “— Risks related to taxation as a REIT — Restrictions on ownership of the Common Stock may inhibit market activity in the Common Stock and restrict its business combination opportunities.”

The Company may not be able to maintain continued listing standards for the NYSE.

Ordinarily, a listed company would not be in compliance with the NYSE’s continued listing standards if the average closing price of the company’s securities was less than $1.00 over a consecutive 30-trading day period or the company’s market capitalization was below $25 million over a consecutive 30 trading-day period. Citing extreme volatility and a precipitous decline in the trading prices of many securities in the U.S. and global equity markets, the NYSE has recently temporarily suspended or relaxed these standards. If the Company were unable to comply with the NYSE’s continued listing standards, its Common Stock could be delisted and the Company’s business may be materially adversely affected.

Risks related to the Manager

Conflicts of interest of the Manager may result in decisions that do not fully reflect stockholders’ best interests.

The Company and the Manager have common officers, which may present conflicts of interest in the Company’s dealings with the Manager and its affiliates, including the Company’s purchase of assets originated by such affiliates.

The Manager and its employees may engage in other business activities that could reduce the time and effort spent on the management of the Company. The Manager also provides services to REITs not affiliated with the Company. As a result, there may be a conflict of interest between the operations of the Manager and its affiliates in the acquisition and disposition of commercial real estate assets. In addition, the Manager and its affiliates may from time to time purchase commercial real estate assets for their own account and may purchase or sell assets from or to the Company. For example, BlackRock Realty Advisors, Inc., a subsidiary of the Manager, provides real estate equity and other real estate related products and services in a variety of strategies to its institutional investor client base. In doing so, it purchases real estate on behalf of its clients that may underlie the real estate loans and securities the Company acquires, and consequently depending on the factual circumstances involved, there may be conflicts between the Company and those clients. Such conflicts may result in decisions and allocations of commercial real estate assets by the Manager, or decisions by the Manager’s affiliates, that are not in the Company’s best interests.

Although the Company has adopted investment guidelines, these guidelines give the Manager significant discretion in investing. The Company’s investment and operating policies and the strategies that the Manager uses to implement those policies may be changed at any time without the consent of stockholders.

Conflicts of interest also could arise in transactions where the Company borrows from affiliates of the Manager. In March 2008, the Company entered into a revolving credit loan facility (the “BlackRock Facility”) with a wholly owned subsidiary of BlackRock, Inc., the parent of the Manager. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon Capital II, Inc., a private commercial real estate income fund managed by the Manager. As of December 31, 2008, the Company had $30,000 outstanding under the BlackRock Facility. On January 9, 2009, the Company borrowed an additional $3,450 under the BlackRock Facility.

The Company is dependent on the Manager, and the termination by the Company of its Management Agreement with the Manager could result in a termination fee and other payments.

The Company’s success is dependent on the Manager’s ability to attract and retain quality personnel. The market for portfolio managers, investment analysts, financial advisers and other professionals is extremely competitive. There can be no assurance the Manager will be successful in its efforts to recruit and retain the required personnel.

The Management Agreement between the Company and the Manager provides for base management fees payable to the Manager without consideration of the performance of the Company’s portfolio and also provides for incentive fees based on certain performance criteria, which could result in the Manager recommending riskier or more speculative investments. Termination of the Management Agreement by the Company would result in the payment of a substantial termination fee and other payments, which could adversely affect the Company’s financial condition. Termination of the Management Agreement could also adversely affect the Company if the Company were unable to find a suitable replacement.

The Management Agreement between the Company and the Manager, pursuant to its terms, expires on March 31, 2009. If the Company is unable to renew or extend the Management Agreement and is unable to find a suitable replacement to serve as Manager, its business would be materially adversely affected.

There is a limitation on the liability of the Manager.

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for under the Management Agreement and is not responsible for any action of the Company’s Board of Directors in following or declining to follow its advice or recommendations. The Manager and its directors and officers will not be liable to the Company, any of its subsidiaries, its unaffiliated directors, its stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager and its directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

The Company may change its investment and operational policies without stockholder consent.

The Company may change its investment and operational policies, including the Company’s policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of the Company’s stockholders, which could result in the Company making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in the Company investment strategy may increase the Company’s exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the Company’s ability to make distributions.

Risks related to taxation as a REIT

The Company’s failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to its stockholders.

The Company operates in a manner intended to qualify as a REIT for federal income tax purposes. Continued qualification as a REIT will depend on the Company’s ability to satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In particular, the Company’s ability to satisfy the asset tests depends upon its analysis of the fair market values of its assets, some of which are not susceptible to a precise determination, and for which it will not obtain independent appraisals. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon its ability to successfully manage the composition of its income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that the Company holds in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that the Company’s interests in subsidiaries or other issuers will not cause a violation of the REIT requirements.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to stockholders would not be deductible by the Company in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, its stock. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

If the Company fails to qualify as a REIT, the Company might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or distribution to the Company’s stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex tax rules and various factual determinations, some of which are based upon matters that are not entirely within the Company’s control. There are only limited judicial or administrative interpretations of these provisions. Although the Company believes that it operates in a manner consistent with the REIT qualification rules, the Company may not be able to remain so qualified.

In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Department of the Treasury. Changes to the tax laws could adversely affect the Company or its stockholders.

REIT distribution requirements could adversely affect the Company’s ability to execute its business plan.

To qualify for taxation as a REIT, the Company, among other requirements, generally must distribute annually to its stockholders at least 90% of its net taxable income, excluding any net capital gain. If the Company qualifies as a REIT, dividends that it pays are generally tax deductible, with the distributed earnings therefore not subject to federal income tax at the REIT level. The Company intends to make distributions to its stockholders to comply with the requirements of the Code. However, certain of the Company’s assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of its net taxable income could cause the Company to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Pursuant to temporary guidance that was recently issued by the IRS, with respect to taxable years ending on or before December 31, 2009, up to 90% of the Company’s REIT distribution requirement may be satisfied by distributing stock of the Company, with the remainder distributed in cash, provided that certain requirements are satisfied (including, that the Company’s stock continues to be publicly traded on an established securities market in the United States).

Restrictions on ownership of the Common Stock may inhibit market activity in the Company’s stock and restrict its business combination opportunities.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) at any time during the last half of each taxable year, and there must be at least 100 direct owners of the Company’s stock. To facilitate compliance with these tax law requirements for qualification as a REIT, the Company’s charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of any class of its stock. The Company’s charter further prohibits (i) any person from beneficially or constructively owning shares of stock that would result in the Company being “closely held” under Section 856(h) of the Code or would otherwise cause the Company to fail to qualify as a REIT, and (ii) any person from transferring shares of stock if such transfer would result in the Company’s stock being beneficially owned by fewer than 100 persons. If any transfer of shares of stock occurs which, if effective, would result in a violation of one or more of these ownership limitations, then that number of shares of stock, the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded up to a whole number of shares) will be automatically transferred to a trustee of a trust for the exclusive benefit of one or more charitable beneficiaries, and the intended transferee may not acquire any rights in such shares; provided, however, that if any transfer occurs which, if effective, would result in shares of capital stock being owned by fewer than 100 persons, then the transfer will be null and void and the intended transferee will acquire no rights to the stock. Subject to certain limitations, the Company’s Board of Directors may waive the limitations for certain investors.

The provisions of the Company’s charter or relevant Maryland law may inhibit market activity and the resulting opportunity for the holders of its Common Stock to receive a premium for their Common Stock that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of its Common Stock.

Material provisions of the Maryland General Corporation Law (“MGCL”) relating to “business combinations” and a “control share acquisition” and of the Company’s charter and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or other change in control of the Company that would be beneficial to stockholders and might otherwise result in a premium over then prevailing market prices. Although the Company’s bylaws contain a provision exempting the acquisition of i Common Stock by any person from the control share acquisition statute, there can be no assurance that such provision will not be amended or eliminated at any time in the future. These ownership limits could delay or prevent a transaction or a change in its control that might involve a premium price for its Common Stock or otherwise be in the best interest of its stockholders.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company remains qualified for taxation as a REIT, the Company (or its subsidiaries) may be subject to certain federal, state, local and foreign taxes on their income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state, local, or foreign income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to the Company’s stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, the Company holds some of its assets through taxable REIT subsidiaries. Such subsidiaries are potentially subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause the Company to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. The Company also may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder the Company’s ability to make certain attractive investments.

The “taxable mortgage pool” rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which it effects future securitizations.

Certain of the Company’s securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as the Company owns the entire equity interests in a taxable mortgage pool, it generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to the taxable mortgage pool. In addition, to the extent that the Company’s stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, it may incur a corporate level tax on a portion of its income from the taxable mortgage pool. In that case, the Company may reduce the amount of its distributions to any disqualified organization whose stock ownership gave rise to the tax.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

While the Company does not have any unresolved staff comments pursuant to Item 1B hereof, the Company is still in discussions with the SEC regarding written comments initially received on December 12, 2008.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – SEC Comment Letter” for additional discussion of these comments.

ITEM 2.	PROPERTIES

The Company does not maintain an office. The Company uses the offices of the Manager located at 40 East 52nd Street, New York, New York 10022, and does not pay rent for such use.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2008, there were no pending legal proceedings in which the Company or any of its subsidiaries was a defendant or of which any of their property was subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the three months ended December 31, 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock has been listed on the NYSE and traded under the symbol “AHR” since its initial public offering in March 1998. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for the Company’s Common Stock and the dividend per share declared by the Company.

	High	Low	Last Sale	Dividends Declared
2008
Fourth Quarter	$5.50	$1.75	$2.23	-	(1)
Third Quarter	7.42	4.88	5.36	0.31
Second Quarter	9.59	6.49	7.04	0.31
First Quarter	8.31	5.08	6.69	0.30

2007
Fourth Quarter	$10.20	$6.67	$7.24	$0.30
Third Quarter	12.11	6.53	9.10	0.30
Second Quarter	12.94	11.50	11.70	0.30
First Quarter	14.08	11.01	12.00	0.29

(1) The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008. See “— Dividends” below.

On March 12, 2009, the closing sale price for the Common Stock, as reported on the NYSE, was $0.55. At February 20, 2009, there were approximately 1,068 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

Dividends

To qualify for taxation as a REIT, the Company, among other requirements, must distribute annually to its stockholders at least 90% of its net taxable income, excluding any net capital gain.

Holders of the Common Stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up to 90% in stock, with the remainder distributed in cash.

The terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, the Company issued 2,872,325 shares of unregistered Common Stock with an aggregate value of $13,010 as follows:

•
On March 28, 2008, 316,320 unregistered shares of Common Stock with an aggregate value of $2,116 were issued to the Manager under the Company’s 2006 Stock Award and Incentive Plan (the “Plan”) and pursuant to the provision of the Amended and Restated Investment Advisory Agreement, dated as of March 15, 2007, between the Company and the Manager (the “2007 Management Agreement”) requiring the Company to grant to the Manager a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock outstanding as of December 31 of each year in which the 2007 Management Agreement is in effect.

•
On May 15, 2008, 6,000 unregistered shares of Common Stock with an aggregate value of $16 were issued to directors of the Company not employed by the Manager in connection with the Company’s annual grant of restricted stock to directors.

•
On June 3, 2008, 424,425 unregistered shares of Common Stock with an aggregate value of $3,163 were issued to the Manager under the Anthracite Capital, Inc. 2008 Manager Equity Plan (the “Manager Equity Plan”) and pursuant to the 2007 Management Agreement providing that 30% of the Manager’s incentive fees earned under the 2007 Management Agreement will be paid in shares of the Common Stock subject to certain provisions under the Management Agreement and the Plan and pursuant to a consent from the Nominating and Corporate Governance Committee.

•
On August 25, 2008, 641,393 unregistered shares of Common Stock with an aggregate value of $3,854 were issued to the Manager under the Manager Equity Plan as quarterly payments in shares of Common Stock of the base management fee and incentive fee to the Manager under Management Agreement. For the full one-year term of the Management Agreement, the Manager has agreed that the entire base management fee and incentive fee earned are payable in shares of Common Stock.

•
On August 25, 2008, 21,256 unregistered shares of Common Stock with an aggregate value of $128 were issued under the Plan to directors of the Company not employed by the Manager under the Plan as quarterly payment of an annual retainer.

•
On November 25, 2008, 1,017,685 unregistered shares of Common Stock with an aggregate value of $2,603 were issued to the Manager under the Manager Equity Plan as quarterly payments in shares of Common Stock of the base management fee and incentive fee to the Manager under the Management Agreement.

•
On November 25, 2008, 46,379 unregistered shares of Common Stock with an aggregate value of $119 were issued under the Plan to directors of the Company not employed by the Manager under the Plan as quarterly payment of an annual retainer.

•
On December 22, 2008, 14,323 unregistered shares of Common Stock with an aggregate value of $38 were issued under the Plan to a former director of the Company not employed by the Manager as quarterly payment of an annual retainer earned for the period he served as a director.

•
On December 23, 2008, 384,544 unregistered shares of Common Stock with an aggregate value of $973 were issued to the Manager pursuant to the provision of the Management Agreement, requiring the Company to pay to the Manager as part of the base management fee a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock outstanding as of the tenth trading day of the applicable measurement period that commences in the fourth quarter of each year.

The issuances of Common Stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Common Stock of the Company from December 31, 2003 through December 31, 2008, with the cumulative total return of the Nasdaq Composite Index (“NASDAQ Composite”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index (“SNL Finance REIT”), for the same period. The graph assumes the investment of $100 in the Common Stock of the Company and in each index, for comparative purposes. Total return equals appreciation in stock price plus dividends paid, and assume that all dividends are reinvested. The following information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Anthracite Capital, Inc.	100.00	125.77	118.26	156.96	100.50	35.42
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Finance REIT(1)	100.00	124.69	99.77	126.37	78.59	42.15

(1) As of December 31, 2008, the SNL Finance REIT Index comprised the following companies: Alesco Financial Inc., American Capital Agency Corp., American Church Mortgage, American Mortgage Acceptance, Annaly Capital Management, Anthracite Capital Inc., Anworth Mortgage Asset Corp., Arbor Realty Trust Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Care Investment Trust Inc., Chimera Investment Corp., Crystal River Capital Inc, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hanover Capital Mortgage Hldgs, Hatteras Financial Corp., Impac Mortgage Holdings Inc., iStar Financial Inc., JER Investors Trust Inc., Luminent Mortgage Capital Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Thornburg Mortgage Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below at and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data”. The Company derived the selected financial data as of December 31, 2005 and 2004 and for each of the two years in the period ended December 31, 2005 from the Company’s audited consolidated financial statements and notes thereto not included elsewhere in this report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Operating Data:
Interest income	$349,169	$326,436	$275,986	$231,768	$194,967
Earnings (loss) from equity investments	(53,630)	32,093	27,431	12,146	8,899
Interest expense	215,302	241,000	212,388	163,458	128,166
Other operating expenses	33,088	27,521	25,830	19,181	12,383
Other gain (loss) (1)	(238,352)	(6,032)	13,906	9,322	(20,125)
Income (loss) before taxes	(191,203)	83,976	79,105	70,597	43,192
Income taxes	(2,409)	-	-	-	-
Income (loss) from continuing operations	(193,612)	83,976	79,105	70,597	43,192
Income from discontinued operations (2)	-	-	1,366	-	-
Net income (loss)	(193,612)	83,976	80,471	70,597	43,192
Net income (loss) available to common stockholders	(210,878)	72,320	75,079	65,205	25,768
Net income (loss) from continuing operations per share of Common Stock
Basic	(2.96)	1.18	1.29	1.20	0.50
Diluted	(2.96)	1.18	1.29	1.20	0.50
Income from discontinued operations per share of Common Stock
Basic	-	-	0.02	-	-
Diluted	-	-	0.02	-	-
Net income (loss):
Basic	(2.96)	1.18	1.31	1.20	0.50
Diluted	(2.96)	1.18	1.31	1.20	0.50
Balance Sheet Data (at period end):
Total assets	3,827,369	5,247,710	5,218,263	4,234,825	3,729,134
Total liabilities	3,163,403	4,796,339	4,562,154	3,636,807	3,215,396
Total stockholders’ equity	617,492	451,371	656,109	598,018	513,738

(1)	Other gain (loss) for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 consisted of the following:

	2008 *	2007	2006	2005	2004
Other gain (loss):
Realized loss on securities and swaps held-for-trading, net	$(36,949)	$(906)	$3,510	$-	$-
Unrealized gain (loss) on securities held-for-trading	(1,189,965)	(1,508)	3,191	(1,999)	(11,464)
Unrealized loss on swaps classified as held-for-trading	(61,473)	(2,737)	(3,447)	-	-
Unrealized gain on liabilities	1,219,779	-	-	-	-
Gain on sale of securities available-for-sale, net	-	5,316	29,032	16,543	17,544
Dedesignation of derivative instruments	(7,084)	-	(12,661)	-	-
Provision for loan losses	(165,928)	-	-	-	-
Foreign currency gain (loss)	3,268	6,272	2,161	(134)	(187)
Loss on impairment of securities	-	(12,469)	(7,880)	(5,088)	(26,018)
Total other gain (loss)	$(238,352)	$(6,032)	$13,906	$9,322	$(20,125)
*The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) in January of 2008 as of January 1, 2008.  See Note 3 of the consolidated financials statements, “Fair Value Disclosures” for further discussion.

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

Executive Overview

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the “Company”), is a specialty finance company that invests in commercial real estate assets on a global basis. The Company commenced operations on March 24, 1998. The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company’s primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (“CMBS”), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity. The Company’s primary investment activities are conducted in three investment sectors: (i) commercial real estate debt securities, (ii) commercial real estate loans and (iii) commercial real estate equity.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 and particularly in the fourth quarter, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen, including for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested. These effects include:

•
Negative operating results. The Company incurred net income (loss) available to common stockholders of $(210,878) for the year ended December 31, 2008 compared with $72,320 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of sizable provisions for loan losses (including the establishment of a general reserve) and a loss from equity investments compared with earnings in the prior year. The establishment of a general reserve for loan losses was deemed necessary given the dramatic change in the prospects for loan performance as a result of significant property value declines in the fourth quarter. See Note 2 of the consolidated financial statements, “Significant Accounting Policies – Allowance for Loan Losses” for a discussion of the methodology used to calculate the general reserve.

•
Adverse impact on liquidity and access to capital. The Company’s cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities. Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

•
Change in business objectives and dividend policy. The Company is currently focused on managing its liquidity and, unless its liquidity position and market conditions significantly improve, anticipates no new investment activity in 2009. In addition, the Company’s Board of Directors (the “Board of Directors”) anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved.

These effects have led to the following adverse consequences for the Company:

•
Substantial doubt about the ability to continue as a going concern.  The Company’s independent registered public accounting firm has issued an opinion on the Company’s consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern.  The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or does not constitute an event of default and/or covenant breach under the applicable facility.

•
Breach of covenants.  Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date.  The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants.  On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009.  In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility.  As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450.  On March 17, 2009, Holdco 2 waived this breach until April 1, 2009  Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

•
Inability to satisfy margin call.  During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders.  As part of the Company’s ongoing discussions with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company.  On March 17, 2009, the lender waived this event of default until April 1, 2009.

•
Reduction or elimination of dividends. Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Company’s common stock, par value $0.001 per share (“Common Stock”) for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion on dividends. Furthermore, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

As discussed and for the reasons stated above, if the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other secured facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures.  In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately.  The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Secured credit facilities waivers

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company's secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities.  In connection with the waivers, the Company has agreed to pay $6 million to each of Morgan Stanley and Bank of America and $3 million to Deutsche Bank.

CDO tests

In addition to the covenants under the Company’s secured credit facilities, four of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s three CDOs designated as its HY series do not have any compliance tests.

Interest Coverage and Overcollateralization Tests (“Cash Flow Triggers”)

Four of the seven CDOs issued by the Company contain tests that measure the amount of overcollateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by the Company) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results. The trigger percentages in the chart below represent the first threshold at which cash flows would be redirected.

Generally, the overcollateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the overcollateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the overcollateralization test relative to the corresponding liabilities in the test, thereby reducing the overcollateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the overcollateralization tests. A failure to satisfy an overcollateralization test on a payment date could result in the redirection of cash flows.

Weighted Average Life, Minimum Weighted Average Recovery Rate, and the Weighted Average Rating Factor (“Collateral Quality Tests”)

The ability of EURO CDO to trade securities within its portfolio is dependent on passing the collateral quality tests.  Collateral quality tests limit the ability of the Company’s CDOs to trade securities within its portfolio.  These tests apply to the Euro CDO, which is actively managed.  If one of these tests fails, then any subsequent trade will either have to maintain or improve the result of the test or the trade cannot be executed.

The Euro CDO’s most significant test is the weighted average rating test which is impacted when credit rating agencies downgrade the underlying CDO collateral.  Ratings downgrades of assets in the Company’s CDOs can negatively impact compliance with the overcollateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period.  After the reinvestment period, there are limited circumstances under which trades can be executed.  However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of December 31, 2008. During the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.

Cash Flow Triggers	CDO I	CDO II	CDO III	CDO Euro
Overcollateralization
Current	125.1%	123.5%	116.7%	116.4%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass
Interest Coverage
Current	175.4%	196.7%	254.0%	116.4%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass

Collateral Quality Tests	CDO I	CDO II	CDO III	CDO Euro
Weighted Average Life Test
Current	N/A	N/A	N/A	3.93
Trigger	N/A	N/A	N/A	8.00
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.4%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2721
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Management Agreement

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the Amended and Restated Investment Advisory Agreement, dated March 31, 2008, between the Company and the Manager (as amended, the “Management Agreement”). The Management Agreement will expire on March 31, 2010, unless extended.  For the full one-year term of the renewed contract, the Manager has agreed to receive the entire management fee and any incentive fees in the Company’s Common Stock subject to (i) the Common Stock continuing to be listed on the New York Stock Exchange (the NYSE) and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained.  If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained, such fees will be payable in cash.  The unaffiliated directors and the Manager may also mutually agree to defer the payment of the management fee and the incentive fee, in whole or in part.  Such deferred fees will be payable in cash unless the unaffiliated directors and the Manager mutually agree otherwise.

General

The Company’s principal investment focus is in a diverse portfolio of primarily high yield commercial real estate loans and CMBS. The CMBS that the Company purchases are fixed income instruments similar to bonds that carry an interest coupon and stated principal. The cash flow used to pay the interest and principal on the CMBS comes from a designated pool of first mortgage loans on commercial real estate. These underlying mortgage loans usually are originated by commercial banks or investment banks and are secured by a first mortgage on office buildings, retail centers, apartment buildings, hotels or other types of commercial real estate. A typical loan pool may contain several hundred underlying mortgage loans with principal amounts of as little as $1,000 to over $100,000. The pooling concept permits significant geographic diversification. Converting loans into CMBS in this fashion allows investors to purchase these securities in global capital markets and to participate in the commercial real estate sector with significant diversification among property types, sizes and locations in one fixed income investment.

The type of CMBS issued from a typical loan pool is generally broken down by credit rating. The highest rated CMBS will receive payments of principal first and is therefore least exposed to the credit performance of the underlying mortgage loans. These securities typically will carry a credit rating of AAA and will be issued with a principal amount that represents some portion of the total principal amount of the entire pool of underlying mortgage loans.

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower) or non-rated. As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the pool of underlying mortgage loans. Typically, the principal amount of these below investment grade classes represents 2.0% to 5.0% of the principal of entire pool of underlying mortgage loans. The investor that owns the lowest rated or non-rated, CMBS class is designated as the controlling class representative for the underlying pool of mortgage loans. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures on any of the underlying mortgage loans that have defaulted. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class that is the first to absorb losses. At December 31, 2008, the Company owned 39 controlling class trusts in which the Company is in the first loss position.

The Company’s high yield commercial real estate loan strategy encompasses B Notes (defined below) and mezzanine loans. B Notes and mezzanine loans are based on a similar concept of investing in a portion of the principal and interest of a specific loan instead of a pool of loans as in CMBS. In the case of B Notes, the principal amount of a single loan is separated into a senior interest (“A Note”) and a junior interest (“B Note”). Prior to a borrower’s default, the A Note and the B Note receive principal and interest pari passu; however, after a borrower defaults, the A Note receives its principal and interest first and the B Note would absorb the credit losses that occur, if any, up to the full amount of its principal. The B Note holder generally has certain rights to influence workouts or foreclosures. The Company invests in B Notes as they provide relatively high yields with a degree of influence over dispositions in the event of default. Mezzanine loans generally are secured by ownership interests in an entity that owns real estate. These loans generally are subordinate to a first mortgage and would absorb a credit loss prior to the senior mortgage holder.

The Company is managed by the Manager. The Company believes that the investment in highly structured products requires significant expertise in traditional real estate underwriting as well as in the capital markets. Through its external management contract with the Manager, the Company seeks to source and manage more opportunities by taking advantage of a unique platform that combines these two disciplines.

The table below is a summary of the Company’s investments by asset class for the last five years:

	Carrying Value at December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate securities(1)	$935,963	33.6%	$2,274,151	49.3%	$2,494,099	53.0%	$2,005,383	49.7%	$1,623,939	44.6%
Commercial mortgage loan pools(2)	1,022,105	36.6	1,240,793	26.9	1,271,014	27.0	1,292,407	32.0	1,312,045	36.1
Commercial real estate loans(3)	823,777	29.5	1,082,785	23.5	554,148	11.8	425,453	10.6	329,930	9.1
Commercial real estate equity	9,350	0.3	9,350	0.2	109,744	2.3	51,003	1.3	-	-
Commercial real estate assets	2,791,195	100.0	4,607,079	99.9	4,429,005	94.1	3,774,246	93.6	3,265,914	89.8
Residential mortgage-backed securities (“RMBS”)	787	-	10,183	0.1	276,344	5.9	259,026	6.4	372,071	10.2

Total	$2,791,982	100.0%	$4,617,262	100.0%	$4,705,349	100.0%	$4,033,272	100.0%	$3,637,985	100.0%

(1)	Includes the carrying value of the Company’s investment in Anthracite JV LLC (“AHR JV”).
(2)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Item 8, Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”.
(3)
Includes the carrying value of the Company’s investments in the Carbon Funds and RECP Anthracite International JV Limited (“AHR International JV”). In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in a non- U.S. commercial mortgage loan, to AHR MS, which then posted the asset as additional collateral under the facility.

Summary of Commercial Real Estate Assets

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2008 is as follows:

	Commercial Real Estate Securities (1)		Commercial Real Estate Loans (2)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
United States Dollar (“USD”)		$805,573		$264,219		-	$1,022,105		$2,091,897	$2,091,897	74.9%
Great British Pound (“GBP”)		£9,321		£43,662		-	-		£52,983	76,176	2.8%
Euro (“EUR”)		€40,826		€352,649		-	-		€393,475	546,947	19.6%
Canadian Dollar (“CAD”)	C$	62,660	C$	6,285		-	-	C$	68,945	55,849	2.0%
Japanese Yen (“JPY”)		¥859,457		-		-	-		¥859,457	9,482	0.3%
Swiss Francs (“CHF”)		-	CHF	23,976		-	-	CHF	23,976	22,527	0.8%
Indian Rupees (“INR”)		-		-	Rs	455,532	-	Rs	455,532	9,350	0.3%
General loan loss reserve		-		$(21,033)		-	-		$(21,033)	$(21,033)	(0.7)%
Total USD Equivalent		$935,963		$823,777		$9,350	$1,022,105		$2,791,195	$2,791,195	100.0%

(1) Includes the carrying value of the Company’s investment in AHR JV of $448 at December 31, 2008.
(2) Includes the carrying value of the Company’s investments in the Carbon Capital Funds of $40,871 and AHR International JV of $28,199 at December 31, 2008. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in non-U.S. commercial mortgage loan, to AHR MS, which then posted the asset as additional collateral under the facility.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2007 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
USD		$1,881,328		$445,618		$-	$1,240,793		$3,567,739	$3,567,739	77.4%
GBP		£35,247		£45,944		-	-		£81,191	161,618	3.5%
EUR		€131,645		€354,458		-	-		€486,103	710,707	15.4%

CAD	C$	89,805	C$	6,249		-	-	C$	96,054	97,324	2.1%

JPY		¥4,378,759		-		-	-		¥4,378,759	39,196	0.9%

CHF		-	CHF	23,939		-	-	CHF	23,939	21,145	0.5%

INR		-		-	Rs	368,483	-	Rs	368,483	9,350	0.2%
Total USD Equivalent		$2,274,151		$1,082,785		$9,350	$1,240,793		$4,607,079	$4,607,079	100.0%

(1) Includes the carrying value of the Company’s investments in the Carbon Funds of $99,398 at December 31, 2007.

The Company has foreign currency rate exposure related to its non-U.S. dollar denominated assets.  The Company’s primary currency exposures are the Euro and the British pound. Changes in currency rates can adversely impact the estimated fair value and earnings of the Company’s non-U.S. holdings.  The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments.   The Company no longer uses various currency instruments to hedge the capital portion of its foreign currency risk.  In January 2009, the Company discontinued the use of such instruments in an effort to avoid cash outlays caused by the requirement to mark these instruments to market.  The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other.  Net foreign currency gains were $1,684, $6,272, and $2,161 for the years ended December 31, 2008, 2007 and 2006, respectively.

Commercial Real Estate Securities Portfolio Activity

The following table details the par, estimated fair value, adjusted purchase price (or “amortized cost”), and loss adjusted yield of the Company’s commercial real estate securities included inside as well as outside of the Company’s CDOs at December 31, 2008.  The Dollar Price represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$140,484	$51,117	$37.03	$138,602	$98.66	7.51%
Investment grade REIT debt	121	93	77.24	123	101.41	5.27%
CMBS rated BB+ to B	531,066	68,513	12.90	211,138	39.76	18.07%
CMBS rated B- or lower(1)	527,629	32,685	5.94	121,961	22.86	16.55%
CDO investments	325,125	24,176	7.44	16,449	5.06	65.27%
CMBS Interest Only securities (“CMBS IOs”)	82,840	4,085	4.93	1,773	2.14	35.15%
Total commercial real estate securities outside CDOs	1,607,265	180,669	11.21	490,046	30.41	16.35%

Commercial real estate securities included in CDOs
Investment grade CMBS	777,118	443,469	57.07	717,872	95.05	16.29%
Investment grade REIT debt	210,624	155,773	73.96	211,589	100.46	5.48%
CMBS rated BB+ to B	542,425	120,935	22.30	370,729	68.35	12.69%
CMBS rated B- or lower	235,233	13,022	5.54	64,772	27.54	18.28%
CDO investments	4,000	1,920	48.00	2,675	66.87	18.36%
Credit tenant lease	22,643	20,175	89.10	23,245	102.66	5.66%
Total commercial real estate securities included in CDOs	1,792,043	755,294	42.15	1,390,882	78.77	13.61%
Total commercial real estate securities	$3,399,308	$935,963	$27.53	$1,880,928	$55.33	11.01%
(1) Includes the carrying value of the Company’s investment in AHR JV of $448 at December 31, 2008.

During the year ended December 31, 2008, the Company’s commercial real estate securities decreased by 58.9% from $2,274,150 to $935,963.  This decrease was primarily attributable to the decline in the fair market value of the Company’s CMBS due to the significant widening of credit spreads during 2008.

The following table details the par, estimated fair value, adjusted purchase price (or “amortized cost”), and loss adjusted yield of the Company’s commercial real estate securities included inside as well as outside of the Company’s CDOs at December 31, 2007.  The Dollar Price represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$179,638	$149,856	$83.42	$158,216	$88.07	6.56%
Investment grade REIT debt	23,121	20,034	86.65	22,995	99.45	5.49%
CMBS rated BB+ to B	546,299	316,210	57.88	417,204	76.37	8.71%
CMBS rated B- or lower	513,189	144,797	28.21	166,381	32.42	10.73%
CDO Investments	347,807	46,241	13.30	63,987	18.40	20.56%

CMBS IOs	818,670	15,915	1.94	14,725	1.80	8.80%
Multifamily agency securities	35,955	37,123	103.25	36,815	102.39	5.37%
Total commercial real estate securities outside CDOs	2,464,679	730,176	29.61	880,323	35.70	9.34%

Commercial real estate securities included in CDOs
Investment grade CMBS	801,749	768,670	95.87	759,524	94.73	7.09%
Investment grade REIT debt	223,324	226,059	101.23	224,608	100.57	5.85%
CMBS rated BB+ to B	627,550	466,564	74.35	486,162	77.47	10.01%
CMBS rated B- or lower	193,155	54,342	28.13	68,693	35.56	14.98%
CDO Investments	4,000	3,390	84.75	3,483	87.07	7.79%
Credit tenant lease	23,235	24,949	107.38	23,867	102.72	5.66%
Total commercial real estate securities included in CDOs	1,873,013	1,543,974	85.47	1,566,337	85.14	8.28%
Total commercial real estate securities	$4,337,692	$2,274,150	$52.43	$2,446,660	$56.40	8.58%

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets.  The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO.  The CDO debt is also hedged to protect the Company from an increase in short-term interest rates.  At December 31, 2008, over 57% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company’s CDOs in this manner.  The Company retained all of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financing.

The table below summarizes the Company’s CDO collateral and debt at December 31, 2008.

	Collateral at December 31, 2008		Debt at December 31, 2008
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$448,226	8.80%	$384,992	8.32%	0.48%
CDO II	294,914	8.52%	261,479	6.79%	1.73%
CDO III	353,398	7.67%	358,551	6.23%	1.44%
CDO HY3	321,533	12.51%	371,861	7.05%	5.46%
Euro CDO	421,466	9.17%	366,278	5.44%	3.72%
Total **	$1,839,537	9.27%	$1,743,160	6.79%	2.48%
* The weighted average cost of funds is the current cost of funds plus hedging expenses.
** The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

On May 23, 2006, the Company closed its sixth CDO issuance (“CDO HY3”) resulting in the issuance of $417,000 of non-recourse debt to investors.  The debt is secured by a portfolio of CMBS and subordinated commercial real estate loans. This investment grade debt was rated AAA through BBB- and the Company retained additional debt rated BB and 100% of the preferred shares issued by CDO HY3.

On December 14, 2006, the Company closed its seventh CDO, Euro CDO.  The Euro CDO sold €263,500 of non-recourse debt at a weighted average spread to Euro LIBOR of 60 basis points.  The €263,500 consists of €251,000 of investment grade debt at a weighted average spread to Euro LIBOR of 50 basis points and €12,500 of below investment grade debt.  The Company retained an additional €12,500 of below investment grade debt and all of the CDO’s preferred shares.  This transaction was the Company’s first CDO that was not U.S. dollar denominated.  In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest reinvestment tests.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

There were no CDOs issued by the Company in 2007 or 2008.

The Company does not expect to be able to finance investments through CDOs for the foreseeable future.  See Part I, Item 1,”Business — Effect of Market Conditions on the Company’s Business & Recent Developments.”

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS.  The Company considers the CMBS where it maintains the right to control the workout or foreclosure process on any defaulting loans in the underlying pool of mortgage loans as controlling class CMBS (“Controlling Class”).  The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS.  Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans.  These securities absorb the first losses realized in the underlying loan pools.  The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust.  The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on.  At December 31, 2008, the Company owns 39 trusts where it is in the first loss position and is designated as the controlling class representative.  The total par of the loans underlying these securities was $57,048,888.  At December 31, 2008, subordinated Controlling Class CMBS with a par of $1,543,567 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $750,623 were held as collateral for CDO HY1 and CDO HY2.

The Company’s other below investment grade CMBS have more limited rights to influence the workout or foreclosure on any defaulting loans in the underlying pool of mortgage loans.  The total par of the Company’s other below investment grade CMBS at December 31, 2008 was $291,435.  The average credit protection, or subordination level, of this portfolio is 1.02%.

The Company’s investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2008 is as follows:
	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$233,572	$44,258	$18.9	$109,903	$47.1	4.4%
BB	164,824	24,211	14.7	76,874	46.6	3.5%
BB-	172,505	33,158	19.2	85,802	49.7	5.1%
B+	103,712	10,690	10.3	39,907	38.5	2.1%
B	116,465	11,187	9.6	44,990	38.6	2.2%
B-	125,165	8,499	6.8	36,035	28.8	4.0%
CCC+	50,364	2,817	5.6	12,432	24.7	0.9%
CCC	35,592	1,470	4.1	11,582	32.5	0.8%
CC	12,643	253	2.0	2,084	16.5	0.3%
NR	528,724	25,703	4.9	89,462	16.9	n/a
Total	$1,543,566	$162,246	$10.5	$509,071	$32.9

The Company’s investment in its subordinated Controlling Class CMBS by credit rating category at December 31, 2007 is as follows:
	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$277,946	$189,351	$68.1	$228,054	$82.1	3.6%
BB	191,808	117,702	61.4	154,916	80.8	2.6%
BB-	192,875	121,665	63.1	137,092	71.1	4.3%
B+	103,352	55,664	53.9	67,214	65.1	2.2%
B	140,275	71,947	51.3	83,949	59.9	1.8%
B-	123,683	49,817	40.3	63,282	51.2	1.3%
CCC	22,313	6,293	28.2	7,814	35.1	0.9%
NR	533,920	118,473	22.2	139,714	26.2	n/a
Total	$1,586,172	$730,912	$46.1	$882,035	$55.6

During 2008, the par amount of the Company’s Controlling Class CMBS was reduced by $23,420; of this amount, none of the par reductions were related to Controlling Class CMBS held in CDO HY1 and CDO HY2.  Further delinquencies and losses may cause the par reductions to continue and cause the Company to conclude that a change in loss adjusted yield is required along with a write-down of the adjusted purchase price on the consolidated statements of operations according to Emerging Issues Task Force (“EITF”) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”).  Also during 2008, the loan pools were paid down by $2,915,847.  Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced.  This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net asset value.  Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle.  In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities.  During the year ended December 31, 2008, six securities in one of the Company’s Controlling Class CMBS were upgraded by at least one rating agency and forty two securities in one of the Company’s Controlling Class CMBS were downgraded by at least one rating agency.  Additionally, at least one rating agency upgraded fourteen of the Company’s non-Controlling Class commercial real estate securities, and downgraded ten.  Three of the Company’s investment grade REIT debt securities were upgraded and sixteen were downgraded during the year ended December 31, 2008.

The Company considers delinquency information from the Barclays Capital Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS portfolio.  The year of issuance, or vintage year, is important, as certain vintages tend to have more delinquencies others.  The Company owns Controlling Class CMBS issued in 1998, 1999 and 2001 to 2007.  Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at December 31, 2008 are shown in the table below:

Vintage Year	Underlying Collateral	Delinquencies Outstanding		Barclays Capital Conduit Guide
1998	1,223,225	13.8%		8.6%
1999	483,231	3.6%		2.7%
2001	797,928	1.7%		1.7%
2002	897,926	0.9%		0.9%
2003	1,710,116	0.5%		0.9%
2004	5,943,239	1.3%		0.9%
2005	11,776,781	1.2%		0.8%
2006	13,544,373	1.2%		1.2%
2007	20,672,069	1.5%		1.0%
Total	$57,048,888	1.6	% *	1.2	% *
* Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal generally track industry averages. While the Company’s portfolio under-performed relative to the market during 2008, the absolute amount of delinquencies remains low.  These seasoning criteria generally will adjust for the lower delinquencies that occur in newly originated collateral.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risks” for a further discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information relating to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Principal	Number of Loans	% of Collateral	Principal	Number of Loans	% of Collateral
Past due 30 days to 60 days	$192,683	2	0.3%	$93,934	17	0.1%
Past due 60 days to 90 days	140,149	15	0.2%	9,655	5	0.1%
Past due 90 days or more	525,297	46	0.9%	169,710	25	0.3%
Real Estate owned	23,888	10	0.1%	41,202	13	0.1%
Foreclosure	15,120	4	0.1%	29,674	4	0.1%
Total Delinquent	$897,137	77	1.6%	$344,175	64	0.7%
Total Collateral Balance	$57,048,888	4,480		$59,534,400	4,632

Of the 77 delinquent loans at December 31, 2008, 10 loans were real estate owned and being marketed for sale, four loans were in foreclosure and the remaining 63 loans were in some form of workout negotiations.  The Controlling Class CMBS owned by the Company have a delinquency rate of 1.6%, which generally tracks industry averages.  During 2008, the underlying collateral experienced early payoffs of $2,915,847 representing 5.11% of the year-end pool balance.  These loans were paid off at par with no loss.  Aggregate losses related to the underlying collateral of $20,842 were realized during the year ended December 31, 2008. This brings cumulative realized losses to $147,746 representing 12.4% of the Company’s total estimated loss of $1,194,695.  These losses included special servicer and other workout expenses.  This experience to date is in line with the Company’s revised loss expectations.  Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.  Special servicer expenses are also expected to increase as portfolios mature.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible.  The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions.  The comparative profiles of the loans underlying the Company’s CMBS by property type at December 31, 2008 and 2007 are as follows:

	12/31/08 Exposure		12/31/07 Exposure
Property Type	Collateral Balance	% of Total	Collateral Balance	% of Total
Office	$19,381,308	33.9%	$19,541,064	32.8%
Retail	16,272,391	28.5%	17,154,342	28.8
Multifamily	12,247,218	21.5%	13,503,618	22.7
Industrial	4,336,214	7.6%	4,473,917	7.5
Lodging	4,005,322	7.0%	3,970,017	6.7
Healthcare	323,391	0.6%	400,409	0.7
Other	483,044	0.9%	491,033	0.8
Total	$57,048,888	100%	$59,534,400	100%

At December 31, 2008 and 2007, the commercial mortgage loans underlying the Controlling Class CMBS held by the Company were secured by properties at the locations identified below:

	Percentage (1)
Geographic Location	2008	2007
California	16.9%	16.8%
New York	11.9	12.2
Texas	9.8	9.6
Florida	8.1	8.6
Other (2)	53.3	52.8
Total	100%	100%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)	No other individual category comprises more than 5% of the total.

The Company’s interest income calculated in accordance with EITF 99-20 for its CMBS is computed based upon a yield, which assumes credit losses will occur.  The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred.  This is the primary difference between the Company’s income in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and taxable income.

Commercial Real Estate Loan Activity

The Company’s commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical mortgage loan in the Company’s CMBS portfolio.

At December 31, 2008 the carrying value of the Company’s commercial real estate loans was $880,071. The portfolio consists of 58 loans. As a percentage of carrying value, 28.8% are located in the United States and 71.2% are located outside the United States. For additional information about the Company’s commercial real estate portfolio, see Item 8, “Schedule IV-Mortgage Loans on Real Estate”.

For the year ended December 31, 2008, the Company purchased $2,286 of U.S. dollar denominated commercial real estate loans.  For the year ended December 31, 2008, the Company experienced repayments of $23,853 related to its commercial real estate loan portfolio.

The Company recorded a provision for loan losses of $165,928 for the year ended December 31, 2008.  This provision relates to eight loans with an aggregate principal balance of $224,774 and accrued interest of $2,506, and a general reserve of $21,033.  The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company does not believe the full collectability of the loans is probable.  See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans” for further discussion.

Also included in commercial real estate loans are the Company’s investments in Carbon Capital, Inc. (“Carbon I”) and Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Funds.”)  For the year ended December 31, 2008, the Company recorded a net loss of $55,398 for the Carbon Funds.  During 2008, Carbon II increased its investment in U.S. commercial real estate assets by $3,586 and received pay downs of $85,078.  The investment periods for the Carbon Funds have expired and as repayments continue to occur, capital will be returned to investors.

At December 31, 2008 and 2007, the Company’s investments in the Carbon Funds were as follows:

	December 31, 2008	December 31, 2007
Carbon I	$1,713	$1,636
Carbon II	39,158	97,762
	$40,871	$99,398

Carbon II recorded a provision for loan losses of $241,928 for the year ended December 31, 2008.  This provision relates to eight loans with an aggregate principal balance of $304,093 and accrued interest of $15,492 and a general reserve of $4,838.  The first is a $35,000 mezzanine loan secured by a Class-A office building located in Midtown Manhattan which required a provision totaling $35,464 (includes accrued interest of $464).  The second is a $30,149 first mortgage on a site for redevelopment to multifamily in New York City which required a provision totaling $4,555 (includes accrued interest of $226).  The third loan is a $9,820 mezzanine loan secured by a 336-unit multi-family property located in Orlando, Florida which required a provision totaling $4,438.  The fourth is a $46,458 mezzanine loan secured by a hotel located in the South Beach area of Miami, Florida which required a provision totaling $47,604 (includes accrued interest of $13,587).  The fifth is a $43,427 first loss junior mezzanine loan secured by a portfolio of office buildings and a parking garage located in Washington, DC, Boston and Los Angeles which required a provision totaling $43,643 (includes accrued interest of $216).  The sixth is a $78,178 interest in a portfolio of apartment buildings located in San Francisco, CA which required a provision of $39,926 (includes accrued interest of $263).  The seventh is a $43,360 first loss mezzanine interest in a portfolio of multifamily and commercial properties in San Francisco which required a provision totaling $43,726 (includes accrued interest of $366).  The eighth is a $17,700 mezzanine interest in a portfolio secured by four, Class-A, office buildings in Manhattan which required a provision totaling $17,734.  Carbon II also recorded a loss on real estate, held for sale, of $12,363 during 2008 related to a rental property in Florida acquired upon the default of a mezzanine loan during 2007.  The assets are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the assets, Carbon II does not believe the full collectability of the assets is probable.

All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

Commercial Real Estate Equity

The Company has an indirect investment in a commercial real estate development fund located in India.  At December 31, 2008, the Company’s committed capital was $11,000, of which $9,350 had been drawn.  The entity conducts its operations in the local currency, Indian Rupees.

BlackRock Diamond Property Fund, Inc. (“BlackRock Diamond”) is a private REIT managed by BlackRock Realty Advisors, Inc., a subsidiary of the Company’s Manager.  The Company invested $100,000 in BlackRock Diamond.  The Company redeemed $25,000 of its investment on June 30, 2007 and redeemed the remaining $75,000 on September 30, 2007.  Over the life of this investment, the Company recognized a cumulative profit of $34,853, an annualized return of 20.8%.

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

Residential Mortgage-Backed Securities

As of December 31, 2008, the Company had $787 of investments in RMBS.  The Company may in the future invest in RMBS depending upon market conditions and its liquidity position.

SEC Comment Letter

On December 12, 2008, the Company received a letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC in which the Staff provided written comments on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company responded to the most recently issued SEC correspondence on March 17, 2009.  Currently, two comments remain open.  One comment relates to non-GAAP disclosures made in the Company’s presentation of net interest margin and net interest spread from its portfolio and the second comment relates to a general loan loss reserve for the Company’s commercial real estate loans.  The Company has (i) provided additional information regarding its non-GAAP disclosures included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and (ii) provided additional information regarding its conclusions reached relating to a general loan loss reserve.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based on the amounts reported on the Company’s consolidated financial statements. These consolidated financial statements are prepared in accordance with GAAP. In preparing the consolidated financial statements, management is required to make various estimates and assumptions that affect the reported amounts. Significant judgment by management is required in making these estimates and assumptions, and actual results may ultimately be materially different from these estimates and assumptions. Changes in these estimates and assumptions could have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s accounting policies that are the most affected by management’s judgments, estimates and assumptions:

Valuation of Securities and Certain Liabilities

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

Investments in mortgage backed securities and derivative instruments.  The fair value of these assets is determined by reference to index pricing and market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument.  Management performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  Management utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

CDOs.  The fair value of these liabilities are based on market prices provided by certain dealers who make a market in this sector, although such markets may be inactive. The dealers use models that considered, among other things, (i) anticipated cash flows, (ii) current market credit spreads, (iii) known and anticipated credit risks of the underlying collateral, (iv) terms and reinvestment periods and (v) market transactions of similar CDOs. Management performs additional analysis on prices received from the brokers.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating. Management utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

Senior unsecured convertible notes.  The fair value of senior unsecured convertible notes are determined by reference to the mid-point of bid/ask prices obtained from certain dealers in this market. The bid/ask prices represented the prices at which the dealer was willing to buy or sell the note on the measurement date of December 31, 2008. Trading in these notes is done over-the-counter and therefore requires direct communication with the dealer to execute the transaction.  The dealer utilizes a model to publish their bid/ask price, which considers, among other things (i) anticipated cash flows, (ii) current market credit spreads and (iii)  market transactions of similar securities.

Senior and junior unsecured notes and junior subordinated notes.  The estimated fair values of these liabilities are determined based on the price obtained by the Company for the senior unsecured convertible notes. The senior unsecured convertible notes are senior to the unsecured and junior subordinated notes. The Company priced the senior unsecured convertible notes without regard to the conversion option to obtain a straight bond price, converted that price to a spread to swap curve and then applied an additional spread to account for the fact that these liabilities were junior to the senior unsecured convertible notes. The Company was able to compare the change in implied spreads for these bonds to published spreads for CMBS securities, which was deemed to be a reasonable comparison for these liabilities.

Securities Held-for-Trading

Securities held-for-trading are carried at estimated fair value with net realized and unrealized gains or losses included on the consolidated statements of operations.

Income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies.  Examples include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations.  Additional factors that may affect the Company’s reported interest income on its commercial real estate securities include interest payment shortfalls due to delinquencies on the underlying commercial mortgage loans, the timing and magnitude of credit losses on the commercial mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.  These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

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

In January 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20, to allow for an entity to exercise its own judgment in arriving at estimates of future cash flows and assess the probability of collecting all cash flows rather than relying solely on the assumptions used by market participants. FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application of FSP EITF 99-20-1 is prohibited. The adoption of FSP EITF 99-20-1 did not materially impact the Company’s consolidated financial statements.

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), using the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.

Impairment - Securities

Management must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, and, accordingly, write the impaired security down to its fair value through earnings. Significant judgment by management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

As of January 1, 2008, the Company designated all of its securities available-for-sale as securities held-for-trading.  As a result, all unrealized gains and losses are recognized in the consolidated statement of financial condition and therefore the impairment charges relate to the calculation of interest income under EITF 99-20.

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

Securities Available-for-Sale

Prior to the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) in January of 2008, the Company had designated certain investments in mortgage-backed securities, mortgage-related securities and certain other securities as available-for-sale. As of December 31, 2008, the Company did not hold any securities available-for-sale.  Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income in stockholders’ equity.  Changes in the valuations do not affect the Company’s reported net income or cash flows, but impact stockholders’ equity and, accordingly, book value per share.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time, and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value.  The resulting charge is included in income, and a new cost basis is established.

Variable Interest Entities

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (“QSPE”) criteria.  However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Additionally, the standard setters continue to review the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

Impairment- Commercial Mortgage Loans

The Company purchases and originates commercial mortgage loans to be held as long-term investments. The Company also has investments in the Carbon Funds that invest in commercial mortgage loans that are managed by the Manager.  Management periodically must evaluate each loan for possible impairment.  Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, the Company would establish a reserve for probable losses and a corresponding charge to earnings. Given the nature of the Company’s loan portfolio and the underlying commercial real estate collateral, significant judgment by management is required in determining impairment and the resulting loan loss allowance, which includes but is not limited to making assumptions regarding the value of the real estate that secures the commercial mortgage loan.

Impairment – Commercial Mortgage Loan Pools

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected.  A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and would result in an impairment charge recorded on the consolidated statements of operations.  An increase in estimated cash flows will increase the amount of interest income recorded in future periods.

Commercial Mortgage Loans and Loan Pools – Loan Loss Reserve

The Company recognizes impairment on loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Company measures impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses

The Company’s allowance for estimated loan losses represents its estimate of probable credit losses inherent in its commercial mortgage loan portfolio held for investment as of the date of the consolidated statement of financial condition. When determining the adequacy of the allowance for loan losses, the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. Increases to the allowance for loan losses are charged to current period earnings through the provision for loan losses. The Company’s allowance for loan losses consists of two components, a loan specific component and a general component. Amounts determined to be uncollectible are charged directly to the allowance for loan losses.

The loan specific component of the Company’s allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company performs an analysis of each loan in accordance with paragraph 8 of SFAS 114 by assessing whether “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan.

The general component of the Company’s allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents the Company’s estimate of losses inherent, but unidentified, in its portfolio as of the date of the consolidated statement of financial condition. The general component of the allowance for loan losses is estimated using a formula-based method based upon a review of the Company’s loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss as well as consideration of general economic conditions and trends. The Company’s general component excludes loans that have been fully and partially reserved for in the loan specific component. The formula-based general component is developed by calculating estimated losses based on the probability of default (“PD”) given historical default trends in the commercial real estate market and the Company’s judgment concerning those trends and other relevant factors. The severity of the loss or loss given default (“LGD”) the Company would incur if the loan defaulted is based on several factors including historical trends in the commercial real estate industry, the estimated decline in the market value of the underlying collateral since the date of purchase and the Company’s position in the capital structure that owns the underlying collateral (e.g., the Company expects mezzanine loans to suffer a greater loss than a B note given  mezzanine positions are subordinated to B notes in a commercial real estate capital structure).

PD is derived by the Company primarily from research based on two complementary data sets: a) defaulted CMBS loans originated from 1995 on and b) large pool of life insurance company loans that defaulted over a 30-year time frame from 1975. That research examined the PD of loans at various levels of debt service coverage ratios (DSCRs). The PD is greater for loans with less debt coverage.  The Company converts that information to a five-year horizon to better reflect the term of the portfolio. Each year’s multiple is based on the experience of both the life insurance industry and the CMBS market.  For example, the PD of a loan with a DSCR of 1.1 to 1.25 and one year to maturity would be approximately 1.8%, while the PD would increase by a multiple thereof for each additional year until maturity.

For loans with a DSCR of less than 1.0 which also have additional cash reserves available to supplement income for at least the next year, the DSCR may be increased to up to 1.0 to reflect the availability of those reserves in meeting debt service obligations.

The LGD is determined based on the average property price during each of the calendar years 2004 through 2008 compared to the prices at each valuation period. Property prices benefited from significant appreciation through fiscal 2007, which represented the peak of market prices for commercial real estate in the US, based on a repeat-sales index of transaction prices published by Moody’s Investors Service. Property prices declined throughout 2008, particularly in the fourth quarter.

Commercial real estate assets generally showed significant price appreciation for years up to late 2007. As a result, loans originated in 2007 reflect a higher LGD ratio than those originated in 2006 and prior years because of the substantial price appreciation on older loans compared to the lower collateral value to loan ratio on 2007 loans.

Equity Investments

For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting.  The Company recognizes its share of each investee’s income or loss, and reduces its investment balance by distributions received.  The Company owned an equity method investment in BlackRock Diamond, a privately held REIT that maintains its financial records on a fair value basis.  The Company retained such accounting relative to its investment in BlackRock Diamond pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years.  The Company adopted FAS 157 as of January 1, 2008.  FAS 157 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued.  FSP 157-3 clarifies the application of FAS 157, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the actual market transactions. The adoption by the Company of FSP 157-3 did not have a material impact on its financial statements or its determination of fair values as of December 31, 2008.

Fair Value Accounting

In February 2007, the FASB issued FAS No. 159.  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  The unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, is applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statements of financial condition from those instruments measured using another measurement attribute.  FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted FAS 159 as of January 1, 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1)	all securities which were previously accounted for as available-for-sale;
(2)	investments in equity of subsidiary trusts;
(3)
all unsecured long-term liabilities, consisting of all senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes to subsidiary trust issuing preferred securities; and

(4)	all CDO liabilities.

The fair value option was elected for certain assets and liabilities to align the measurement attributes of the assets and liabilities while mitigating volatility in stockholders’ equity from using different measurement attributes.

Upon adoption, with an adjustment to opening retained earnings, total stockholders’ equity increased by $350,623, substantially all of which relates to applying the fair value option to the Company’s long-term liabilities.  The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening retained earnings.  Subsequent to January 1, 2008, all changes in the estimated fair value of the Company’s securities, CDO liabilities, senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes are recorded in other gain (loss) on the consolidated statements of operations.

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

Reverse Repurchase Agreements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and will be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  FSP 140-3 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”).

FSP 140-3 states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in FSP 140-3 are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that the purpose of FSP 140-3 is to limit diversity in practice in accounting for these situations, resulting in more consistent financial reporting.  FSP 140-3 will be applied prospectively to initial transfers and repurchase financings executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statements of financial condition, and the corresponding interest income and interest expense gross on its consolidated statements of operations. However, in a transaction in which securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale for the seller or a purchase for the Company under the provisions of FAS 140.  In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on its continuing involvement with such investments. The Company has not completed its evaluation of the impact of FSP 140-3, but the Company may be precluded from presenting the assets gross on the Company’s consolidated statements of financial condition and may be instead required to treat the Company’s net investment in such assets as a derivative.  If it is determined that these transactions should be treated as derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market on the consolidated statements of operations.  This potential change in accounting treatment does not affect the economics of the transactions, but does affect how the transactions would be reported on the Company’s consolidated financial statements.  The Company’s cash flows and liquidity would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company believes stockholders’ equity would not be materially affected.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP 07-1”), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On February 14, 2008, the FASB decided to indefinitely defer the effective date of SOP 07-1.

Variable Interest Entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are VIEs in which the Company is the primary beneficiary under FASB Interpretation No. 46.  FIN 46R requires a VIE to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns.  All intercompany balances and transactions have been eliminated in consolidation.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. As a result, the Company does not consolidate these entities.

In April 2008, the FASB voted to eliminate QSPEs from the guidance in FAS 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs be analyzed for consolidation according to FIN 46R.  The FASB also proposed that an entity review VIEs at each reporting period to reconsider whether an entity is a VIE and to determine the primary beneficiary. While the revised standards have not been finalized and the Board’s proposals are subject to a public comment period, this change may affect the Company’s consolidated financial statements as the Company may be required to consolidate entities that had previously been determined to qualify as QSPEs. The FASB proposed that the amendments to FAS 140 and FIN 46R be effective for new and existing transactions for fiscal years and interim periods beginning after November 15, 2009. The Company will continue to evaluate the impact of these changes on its consolidated financial statements once these changes to current GAAP become finalized.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4” and “FIN 46(R)-8”, respectively).  FAS 140-4 and FIN 46(R)-8 amend FAS No. 140 to require public entities to provide additional disclosures concerning transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures concerning their relationships with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for reporting periods ending after December 15, 2008.  The adoption of the additional disclosure requirements of FAS 140-4 and FIN 46(R)-8 did not materially impact the Company’s consolidated financial statements.

Convertible Debt Instruments

In May 2008, FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) was issued. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and as long as the conversion option is “indexed to the Company’s own stock” as defined in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted. The FSP is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements.  The retrospective impact of adopting FSP APB 14-1 to diluted EPS for common shares in 2007 and 2008 is a decline of less than $0.01 in each year resulting from an increase in interest expense.

Results of Operations

Interest Income:  The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Variance	%	Variance	%
U.S. dollar denominated income
Commercial real estate securities	$168,580	$171,994	$161,589	$(3,414)	(2.0)%	$10,405	6.4%
Commercial real estate loans	32,501	30,066	23,745	2,435	8.1	6,321	26.6
Commercial mortgage loan pools	49,522	52,037	52,917	(2,515)	(4.8)	(880)	(1.7)
Residential mortgage-backed securities	145	3,982	11,427	(3,837)	(96.4)	(7,445)	(65.2)
Cash and cash equivalents	1,676	3,837	1,545	(2,161)	(56.3)	2,292	148.3
Total U.S. interest income	252,424	261,916	251,223	(9,492)	(3.6)	10,693	4.3
Non-U.S dollar denominated income
Commercial real estate securities	37,089	22,585	$6,681	14,504	64.2	15,904	238.0
Commercial real estate loans	58,402	39,915	17,224	18,487	46.3	22,691	131.7
Cash and cash equivalents	1,254	2,020	858	(766)	(37.9)	1,162	135.4
Total Non-U.S. interest income	96,745	64,520	24,763	32,225	49.9	39,757	160.6
Total Interest Income	$349,169	$326,436	$275,986	$22,733	7.0%	$50,450	18.3%

U.S. dollar denominated income

For the year ended 2008, total U.S. interest income decreased $9,492 or 3.6%. In 2008, interest income related to commercial real estate securities decreased $3,414 or 2.0%.  Net sales of commercial real estate securities in 2007 and 2008 reduced the Company’s interest earning portfolio. In addition, during 2008 the Company increased loss assumptions for its Controlling Class CMBS from 1.3% to 1.8% of the total underlying collateral thereby reducing portfolio yields and reducing interest income. Interest income from commercial real estate loans increased $2,435 or 8.1% from 2007 levels. The full year impact of 2007 purchases on the Company’s portfolio balance contributed $3,573 or 11.9% to the increase. Offsetting the increase is a $1,338 or 4.5% reduction in interest income due to the non-accrual status of a loan that is in default.  During the second half of 2007 and continuing into the first quarter of 2008, the Company sold most of its RMBS portfolio resulting in a decrease in interest income $3,837 or 96.4%.

Non-U.S. dollar denominated income

For the years ended December 31, 2008 and December 31, 2007, interest income increased $32,225, or 49.9% and $39,757, or 160.6%, respectively. During 2007 and 2006, the Company continued to increase its investment in non-U.S. dollar portfolio resulting in higher interest income from non-U.S. commercial real estate securities and loans.  Although the Company did not purchase any non-U.S. commercial real estate securities or loans in 2008, the full year impact on the non-US dollar portfolio from securities and loans purchased in 2007 resulted in an increase in interest income.  The Company had increased its investment portfolio outside the U.S. in order to provide geographical diversification.

The following table reconciles interest income and total income for the years ended December 31, 2008, 2007 and 2006.

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Variance	%	Variance	%
Interest income	$349,169	$326,436	$275,986	$22,733	7.0%	$50,450	18.3%
Earnings from BlackRock Diamond	-	18,790	15,763	(18,790)	(100.0)	3,027	19.2
Earnings from Carbon I	77	700	924	(623)	(89.0)	(224)	(24.2)
Earnings (loss) from Carbon II	(55,397)	12,603	10,744	(68,000)	(539.6)	1,859	17.3
Earnings from real estate joint ventures	1,690	-	-	1,690	100.0	-	-
Total Income	$295,539	$358,529	$303,417	$(62,990)	(17.8)%	$55,112	18.1%

The Company fully redeemed its interest in BlackRock Diamond by September 30, 2007 in order to monetize its investment. Therefore, there was no activity for this investment for the year ended December 31, 2008.  For the year ended December 31, 2008, Carbon II had a net loss of $(55,397) as compared to net income of $12,603 and $10,744 in 2007 and 2006, respectively.  The net loss in 2008 is primarily the result of Carbon II establishing a loan loss reserve of $255,835. The Company incurs its share of Carbon II’s operating results through its approximately 26% ownership interest in Carbon II.

Interest Expense:  The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges.

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Variance	%	Variance	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$67,783	$90,655	$80,572	$(22,872)	(25.2)%	$10,233	12.7%
Commercial real estate securities	11,710	27,889	35,994	(16,179)	(58.0)	(8,105)	(22.5)
Commercial real estate loans	3,931	5,271	4,069	(1,339)	(25.4)	1,202	29.5
Commercial mortgage loan pools	47,516	49,527	50,213	(2,011)	(4.1)	(686)	(1.4)
Residential mortgage-backed securities	45	5,957	14,916	(5,912)	(99.2)	(8,959)	(60.1)
Senior unsecured convertible notes	9,410	3,219	-	6,191	100.0	3,219	100.0
Senior unsecured notes	12,232	9,613	1,299	2,619	27.2	8,314	640.0
Junior subordinated notes	13,276	13,450	12,447	(174)	(1.3)	1,003	8.1
Equity investment	984	587	-	397	100.0	587	100.0
Cash flow hedges	1,411	(841)	1,966	2,252	(267.8)	(2,807)	(142.8)
Hedge ineffectiveness*	(189)	488	262	(677)	(138.6)	226	86.3
Total U.S. interest expense	168,109	205,815	201,738	(37,706)	(18.3)	4,077	2.0
Non-U.S. dollar denominated interest expense
Euro CDO	21,423	18,293	765	3,130	17.1	17,378	2271.6
Commercial real estate securities	11,571	5,470	3,328	6,101	111.5	2,142	64.4
Commercial real estate loans	8,729	7,861	6,557	868	11.0	1,304	19.9
Junior unsecured notes	5,470	3,561	-	1,909	53.6	3,561	100.0
Total Non-U.S. interest expense	47,193	35,185	10,650	12,008	34.1	24,535	230.4
Total interest expense	$215,302	$241,000	$212,388	(25,698)	(10.7)%	$28,612	13.5%

*See Note 19 of the consolidated financial statements, “Derivative Instruments and Hedging Activities”, for a further description of the Company’s hedge ineffectiveness.

U.S. dollar denominated interest expense

For the year ended December 31, 2008 interest expense decreased $37,706 or 18.3%. The Company finances CMBS and certain commercial mortgage loans on its credit facilities. During 2008, the Company significantly reduced the amount of borrowings that finance its CMBS and commercial real estate loans by making amortization and margin call payments to its lenders. In addition, the Company sold CMBS during 2007 and 2008 and used the proceeds to pay down its credit facilities. The impact of these payments reduced interest expense for 2008 for CMBS by $16,179, or 58.0%, and reduced interest expense for commercial mortgage loans by $1,339, or 25.4%.  RMBS interest expense decreased $5,912, or 99.2% due to a decline in borrowings due to the sale of RMBS in 2007 and 2008.  The decrease was partially offset by the issuance of senior unsecured convertible notes in August and September of 2007 and senior unsecured notes in May of 2007.

For the year ended December 31, 2008, U.S. dollar interest expense related to collateralized debt obligations declined $22,872, or 25.2%.  CDO interest rate swaps previously classified as cash flow hedges were dedesignated as trading derivatives as of January 1, 2008.  Interest expense related to swaps designated as trading derivatives is classified in realized gain (loss) while interest expense related to swaps designated as cash flow hedges is classified in interest expense.  For the year ended December 31, 2008, $(16,707) was included in realized gain (loss). Also related to the dedesignation, $3,975 of OCI was reclassified from OCI to interest expense during 2008.  Also, upon the adoption of FAS 159, CDO liability issuance costs were charged to distributions in excess of earnings. As a result, there was no amortization of CDO issuance costs in 2008 versus $3,705 in 2007.

Non-U.S. dollar denominated interest expense

For the year ended December 31, 2008 versus 2007, non-U.S. dollar interest expense increased $12,008 or 34.1%.  For the year ended December 31, 2007 versus 2006, non-U.S. dollar interest expense increased $24,535 or 230.4%.  During 2007 and 2006, the Company continued to increase its investment in non-U.S. dollar portfolio resulting in higher interest income and related expense from non-U.S. commercial real estate securities and loans.  Although the Company did not purchase any non-U.S. commercial real estate securities or loans in 2008, the full year impact of securities and loans purchased and financed in 2007 resulted in an increase in interest expense.  The Euro CDO was issued in December 2006 and as a result, is the major contributing factor for the year end increase.

Net Interest Margin and Net Interest Spread from the Portfolio:  The Company considers its interest generating portfolio to consist of its securities available-for-sale, securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company’s liquidity.  The Company’s equity investments, which include the Carbon Funds, also generate a significant portion of the Company’s income or loss.

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

The following chart sets forth the interest income, interest expense, net interest margin, average yield, cost of funds and net interest spread for the Company’s portfolio, on an “As reported” basis. This reflects the amounts and ratios based on interest income and interest expense reported on the Company’s financial statements prepared in accordance with GAAP.

	For the Year Ended December 31,
	2008	2007	2006
Interest income	$349,169	$326,436	$275,986
Interest expense	$215,302	$241,000	$212,388
Net interest income ratios
Net interest margin	3.4%	1.8%	1.5%
Average yield	8.8%	7.0%	6.4%
Cost of funds	5.3%	5.6%	5.4%
Net interest spread	3.5%	1.4%	1.0%
Ratios including income from equity investments
Net interest margin	2.0%	2.4%	2.0%
Average yield	7.2%	7.4%	6.8%
Cost of funds	5.3%	5.6%	5.4%
Net interest spread	1.9%	1.8%	1.4%

Non-GAAP Disclosure:  Adjusted interest income and adjusted interest expense amounts exclude income and expense related to the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Year Ended December 31,
	2008	2007	2006
Interest income	$349,169	$326,436	$275,986
Interest expense related to the consolidation of commercial mortgage loan pools	(47,516)	(49,527)	(50,213)
Adjusted interest income	$301,653	$276,909	$225,773

	For the Year Ended December 31,
	2008	2007	2006
Interest expense	$215,302	$241,000	$212,388
Interest expense related to the consolidation of commercial mortgage loan pools	(47,516)	(49,527)	(50,213)
Adjusted interest expense	$167,786	$191,473	$162,175

The following chart sets forth the interest income, interest expense, net interest margin, average yield, cost of funds and net interest spread for the Company’s portfolio, on a “Non-GAAP” basis. This reflects amounts and ratios based on interest income and interest expense adjusted to exclude income and expense related to the gross-up effect of the consolidation of a variable interest entity that includes commercial mortgage loan pools. The Company consolidates this VIE as it owns 100% of the entity’s equity.  The debt holders of the consolidated VIE have recourse solely to the net assets of the consolidated VIE rather than recourse to Anthracite’s other net assets.   The Company’s shareholders will not benefit from the interest income earned by the VIE. Additionally, the VIE’s consolidated expenses do not represent the gross expenses that will be absorbed by the Company’s shareholders.  As a result, management reviews and evaluates the Company’s operating performance net of consolidated VIE amounts (“Non-GAAP”) and believes that this information may be useful to investors.

	For the Year Ended December 31,
	2008	2007	2006
Adjusted interest income	$301,653	$276,909	$225,773
Adjusted interest expense	$167,786	$191,473	$162,175
Adjusted net interest income ratios
Net interest margin	4.8%	2.5%	2.1%
Average yield	10.8%	8.1%	7.4%
Cost of funds	5.8%	6.2%	6.1%
Net interest spread	5.0%	1.9%	1.3%
Ratios including income from equity investments
Net interest margin	2.8%	3.3%	2.8%
Average yield	8.5%	8.6%	7.9%
Cost of funds	5.8%	6.2%	6.1%
Net interest spread	2.7%	2.4%	1.8%

Other Expenses:  Expenses other than interest expense consist primarily of management fees, incentive fees, and general and administrative expenses.  The table below summarizes those expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

				Variance
	For the Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Variance	%	Variance	%
Management fee	$11,919	$13,468	$12,617	$(1,549)	(11.5)%	$851	6.8%
Incentive fee	11,879	5,645	5,919	6,234	110.4%	(274)	(4.6)%
Incentive fee- stock based	1,128	2,427	2,761	(1,299)	(53.5)%	(334)	(12.1)%
General and administrative expense	8,162	5,981	4,533	2,181	36.5%	1,448	32.0%
Total other expenses	$33,088	$27,521	$25,830	$5,567	20.2%	$1,691	6.5%

Management fees were based on 0.50% of average quarterly stockholders’ equity through March 31, 2008.  The Company’s 2008 Management Agreement included a change from the 2007 Management Agreement in the quarterly base management fee from 0.50% of stockholders’ equity to 0.375% for the first $400,000 in average total stockholders’ equity, 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800,000.  The decrease in 2008 of $1,549 or 11.5%, from 2007 and the increase $851, or 6.8%, from 2006 corresponds primarily with the changes in the Company’s average stockholders’ equity.  The Manager earned an incentive fee of $11,879, $5,645 and $5,919 in 2008, 2007 and 2006, respectively, as the Company achieved the necessary performance goals specified in the Management Agreement.  The decrease in incentive fee-stock based of $1,299 and $334 for the years ended 2008 and 2007, respectively, was due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of each year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter.  See Note 17 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties”, for further discussion of the Company’s Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees, fees for professional services, insurance premiums and due diligence costs.  The increase in general and administrative expense for the year ended December 31, 2008 versus 2007 is primarily attributable to increased legal and audit fees, professional fees associated with capital raising activities, increased premiums for directors and officers insurance, and director fees.

Other Gains (Losses): Upon the adoption of FAS 159 on January 1, 2008, the Company elected to have the changes in the estimated fair value of its trading securities (formerly classified as available-for-sale) and long-term liabilities recorded in earnings.  The loss of $(75,692) for the year ended December 31, 2008 was comprised of realized loss on securities and swaps held-for-trading, net of $(36,949), unrealized loss on securities held-for-trading of $(1,189,965), unrealized loss on swaps classified as held-for-trading of $(61,473) and loss from the dedesignation of derivative instruments of $(7,084), offset by unrealized gain on liabilities of $1,219,779.  Foreign currency gain was $3,268 for the year ended December 31, 2008.  Included in accumulated other comprehensive loss was a $(8,608) loss on foreign currency translation.  As a result, the Company’s foreign currency exposure for the year ended December 31, 2008 resulted in a net economic loss of $(7,831).  The provision for loan losses for the year ended December 31, 2008 totaled $(165,928) and was related to several loans in various stages of resolution and a general loan loss reserve of $(21,033).

During the year ended December 31, 2007, the Company sold a portion of its securities available-for-sale resulting in realized gains of $5,316.  The Company sold a retained CDO bond resulting in a gain of $6,630.  This was partially offset by the sale of the majority of the Company’s CMBS IOs and multifamily agency securities during 2007, which generated a loss of $13,352, and a related gain of $10,899 recorded in connection with hedges that no longer qualified for hedge accounting.  See Note 21 of the consolidated financial statements, “Net Interest Income”.

During 2006, the Company sold a portion of its securities available-for-sale resulting in realized gains of $29,032.  The Company’s sale of seven CMBS held as collateral for three of its CDOs resulted in a realized gain of $28,520.  The gain from these seasoned CMBS was a result of increased value of the securities due to multiple credit upgrades and spread tightening of approximately 475 basis points. Investment grade CMBS owned by the Company outside of its CDOs were used to replace this collateral.  During 2006, the Company changed its financing strategy and de-designated a portion of its cash flows hedges and incurred a loss of $12,661.  The Company changed its financing strategy to emphasize the use of 90-day reverse repurchase agreements and concurrently reduced the use of 30-day reverse repurchase agreements.

The net foreign currency gain (loss) of $3,268, $6,272 and $2,161, for the years ended December 31, 2008, 2007 and 2006, respectively, relate to the Company’s hedging of its net investment in non-U.S. assets.

The losses on impairment of assets of $12,469 and $7,880 for the years ended December 31, 2007, and 2006, respectively, were related to the impairment charges of Controlling Class CMBS and franchise loan backed securities under EITF 99-20.  See Note 8 of the consolidated financial statements, “Impairments – CMBS”.

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

On September 10, 2008, the Company declared dividends to its holders of Common Stock of $0.31 per share, which were paid on October 31, 2008 to stockholders of record on September 30, 2008.

For U.S. federal income tax purposes, all dividends paid to holders of Common Stock in 2008 are expected to be ordinary income to holders of the Common Stock.

Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability.  The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements were satisfied by distributions made for the first three quarters of 2008.  The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009.  To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up to 90% in stock, with the remainder distributed in cash.

The terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Changes in Financial Condition

Securities held-for-trading and available-for-sale:  The Company’s securities classified as held-for-trading and available-for-sale, which are carried at estimated fair value, included the following at December 31, 2008 and 2007:

U.S. dollar denominated securities	December 31, 2008 Estimated Fair Value(1)	Percentage	December 31, 2007 Estimated Fair Value(2)	Percentage
Commercial real estate securities:
CMBS IOs	$4,085	0.4%	$15,915	0.7%
Investment grade CMBS	433,225	46.3	766,996	33.6
Non-investment grade rated subordinated securities	143,400	15.2	630,139	27.6
Non-rated subordinated securities	22,280	2.4	110,481	4.8
Credit tenant lease	20,175	2.2	24,949	1.1
Investment grade REIT debt	155,864	16.7	246,095	10.8
Multifamily agency securities	-	-	37,123	1.6
CDO investments	26,096	2.8	49,630	2.2
Total	805,125	86.0	1,881,328	82.4

Residential mortgage-backed securities:
Agency adjustable rate securities	-	-	1,193	0.1
Residential CMOs	387	-	627	0.0
Hybrid adjustable rate mortgages (“ARMs”)	400	-	8,363	0.4
Total RMBS	787	0.1	10,183	0.5
Total U.S. dollar denominated securities	805,912	86.1%	1,891,511	82.9%

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	62,264	6.7	151,532	6.6
Non-investment grade rated subordinated securities	59,854	6.4	212,433	9.3
Non-rated subordinated securities	8,272	0.8	28,858	1.2
Total Non-U.S. dollar denominated securities	130,390	13.9%	392,823	17.1%
Total securities	$936,302	100.0%	$2,284,334	100.0%

(1)	Classified as held-for-trading at December 31, 2008
(2)	Includes securities available-for-sale at December 31, 2007, reclassified as held-for-trading in the first quarter of 2008

During 2008 the Company purchased $53,515 of non-U.S. dollar denominated securities in order to continue to increase geographic diversification of its portfolio. Also, during 2008, the Company sold the majority of its remaining multifamily agency securities and CMBS IOs to increase its liquidity position.  In addition, the dislocation in the capital markets during 2008 caused CMBS spreads to widen significantly.  This development resulted in a significant decline in the market value of the Company’s U.S. and non-U.S. CMBS portfolio during the first quarter of 2008.

At December 31, 2008 and 2007, the aggregate estimated fair values by underlying credit rating of the Company’s securities held-for-trading and available-for-sale were as follows:

	December 31, 2008(1)		December 31, 2007(2)
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
Agency and agency insured securities	$750	-%	$46,788	2%
AAA	127,254	14	150,759	7
AA+	34,483	4	26,548	1
AA	10,476	1	46,718	2
AA-	35,687	4	14,312	1
A+	41,814	4	78,860	3
A	38,080	4	104,791	5
A-	55,528	6	118,613	5
BBB+	105,070	11	247,527	11
BBB	147,684	16	199,667	9
BBB-	66,259	7	212,316	9
Total investment grade securities	663,085	71	1,246,899	55
BB+	59,934	6	218,093	10
BB	58,034	6	265,067	12
BB-	36,795	5	128,016	6
B+	12,555	1	55,856	2
B	19,678	2	121,491	5
B-	12,417	1	53,506	2
CCC+	4,542	1	-	-
CCC	1,470	-	6,294	-
CC	808	-	5,018	-
C	200	-	-	-
D	1,420	-	-	-
Not rated	65,364	7	184,094	8
Total below investment grade securities	273,217	29	1,037,435	45
Total securities	$936,302	100%	$2,284,334	100%

(1)	Classified as held-for-trading at December 31, 2008

(2)	Includes securities available-for-sale at December 31, 2007, reclassified as held-for-trading in the first quarter of 2008

Borrowings: At December 31, 2008 and 2007, the Company’s debt consisted of credit facilities, CDOs, senior unsecured notes, senior convertible notes, junior unsecured notes, junior subordinated notes, reverse repurchase agreements, and commercial mortgage loans pools collateralized by a pledge of most of the Company’s securities available-for-sale, securities held-for-trading and commercial mortgage loans.

The following table sets forth information regarding the Company’s borrowings:

	For the Year Ended December 31, 2008
	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt	$1,743,161	$1,781,339	23 days to 8.0 years
Commercial mortgage loan pools	999,804	1,201,018	46 days to 9.9 years
Credit facilities	480,332	543,290	1.1 to 1.7 years
Senior unsecured convertible notes	80,000	80,000	18.7 years
Senior unsecured notes*	162,500	162,500	8.3 years
Junior unsecured notes	69,502	69,502	13.3 years
Junior subordinated notes**	180,477	180,477	27.1 years
Total Borrowings	$3,715,776

	For the Year Ended December 31, 2007
	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt	$1,823,328	$1,828,168	54 days to 8.7 years
Commercial mortgage loan pools	1,219,095	1,250,503	1.0 to 11.0 years
Reverse repurchase agreements	80,119	951,194	1 to 10 days
Credit facilities	671,601	736,832	172 days to 1.7 years
Senior unsecured convertible notes	80,000	80,000	19.7 years
Senior unsecured notes*	162,500	162,500	9.3 years
Junior unsecured notes	73,103	73,103	14.3 years
Junior subordinated notes**	180,477	180,477	28.1 years
Total Borrowings	$4,290,223
*The senior unsecured notes can be redeemed at par by the Company beginning in April 2012.
** The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

The table above does not include interest payments on the Company’s borrowings.  Such disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the years ended December 31, 2008 and 2007 were $216,934 and $226,666, respectively.

At December 31, 2008, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Lines of Credit	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Senior Convertible Notes	Total Borrowings
Weighted average yield	4.68%	4.55%	4.19%	7.64%	7.59%	6.56%	11.75%	4.95%
Interest Rate
Fixed	-%	6.79%	4.19%	7.64%	7.59%	6.56%	11,75%	6.35%
Floating	4.68%	2.40%	-	-	-	-	-	2.89%
Effective Yield
Fixed	-%	7.33%	4.19%	7.64%	7.59%	6.56%	11.75%	6.65%
Floating	4.68%	2.40%	-	-	-	-	-	2.89%

Hedging Instruments:  The Company may modify its exposure to market interest and foreign exchange rates by entering into various financial instruments.  These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company’s assets and the cost of borrowing.

Interest rate hedging instruments at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$87,573	$(4,579)	$(1,612)	3.0
Trading swaps	74,748	2,873	-	2.7
CDO trading swaps	1,129,477	(91,560)	-	4.9
CDO LIBOR cap	85,000	53	1,407	4.4
Total	$1,376,798	$(93,213)	$(205)

	December 31, 2007
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$231,500	$(12,646)	$(1,612)	7.0
CDO cash flow hedges	875,548	(25,410)	-	6.2
Trading swaps	1,218,619	(1,296)	-	1.2
CDO trading swaps	279,527	5	-	4.8
CDO LIBOR cap	85,000	195	1,407	5.4
Total	$2,690,194	$(39,152)	$(205)

Foreign currency agreements at December 31, 2008 and 2007 consisted of the following:

	At December 31, 2008
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(30,236)	-	8.3 years
CDO currency swaps	29,624	-	8.6 years
Forwards	4,530	-	30 days
Total	$3,918	$-

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	7.5 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days
Total	$1,948	$-

Liquidity and Capital Resources

During 2008 and particularly in the fourth quarter, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally.  Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen, including for CMBS and commercial real estate loans.  Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009.  Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business.  However, in the current environment, the Company is focused principally on managing its liquidity.

The Company’s principal liquidity needs are to pay interest and principal on debt, to fund margin calls and amortization payments, to pay dividends to holders of shares of the Common Stock and preferred stock, to finance new investments in real estate securities and loans and to pay operating expenses and fund other business needs.

The Company’s principal sources of liquidity have historically been credit facilities (including master repurchase agreements), reverse repurchase agreements, debt security issuances (including from securitization structures), equity issuances and cash flows from operating activities.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate loans and other assets in which the Company has invested.  The Company incurred net income (loss) available to common stockholders of $(210,878) for the year ended December 31, 2008 compared with $72,320 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of sizable provisions for loan losses (including the establishment of a general reserve) and a loss from equity investments compared with earnings in the prior year.  The Company’s cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments.   In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities.  Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

Unless its liquidity position and market conditions significantly improve, the Company anticipates no new investment activity in 2009.

In addition, the Company’s Board of Directors has announced that it anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability.  The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008.  The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009.  To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash.  The terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Several recent events significantly affected the Company’s access to sources of liquidity and may materially affect the Company’s near-term liquidity needs.

The Company’s independent registered public accounting firm has issued an opinion on the Company’s consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern.  The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or does not constitute an event of default and/or covenant breach under the applicable facility.  The addition of this going concern language, however, may make capital raising activity by the Company more difficult.

Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date.  The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants.   On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009.  In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility.  As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450.  On March 17, 2009, Holdco 2 waived this breach until April 1, 2009.

During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders.  As part of the Company’s ongoing negotiation with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company.  On March 17, 2009, the lender waived this event of default until April 1, 2009

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company's secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities.  In connection with the waivers, the Company has agreed to pay $6 million to each of Morgan Stanley and Bank of America and $3 million to Deutsche Bank.

If the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.

An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures.  In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately.  The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

If the Company is unable to obtain forbearance from its secured credit facility lenders from making margin calls, the Company's liquidity may be adversely affected by new margin calls under the Company's credit facilities (including repurchase agreements) that are dependent in part on the valuation of the collateral to secure the financing. The Company's credit facilities currently allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a certain amount of its liabilities to offset market value declines due to changes in interest rates, but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of the widening of credit spreads or otherwise could harm the Company's liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

Management believes that, unless the Company is successful in obtaining agreements from its secured credit facility to forego the right to make future margin calls and provide other relief, the Company’s existing liquidity and capital resources will be insufficient to fund its operations and projected liquidity needs for the next twelve months. The Company may need to raise debt or additional equity capital in the future, which in the current market environment may be unavailable at terms attractive to the Company or at all.

Currently, the Company is ineligible to use a "short-form" registration statement and, while it is ineligible, the Company’s ability to raise capital may be more difficult, more expensive and subject to delays.

In addition to the covenants under the Company’s secured facilities, certain of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs.  The Company’s first three CDOs contain certain interest coverage and overcollateralization tests.  At December 31, 2008, these CDOs were in compliance with all such tests.  The Company’s three CDOs designated as its high yield (“HY”) series do not have any compliance tests.  A significant test in Euro CDO is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral.  In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest reinvestment test.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.  As of December 31, 2008, the Company’s other applicable CDOs met all coverage tests.

At December 31, 2008, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)	$25,104	$40,253	$25,104	$389,872	$-	$-	$480,332
Commercial mortgage loan pools (2)	-	85,630	62,807	103,034	172,170	576,162	999,804
CDOs (2)	287	16,560	37,791	341,302	755,682	591,537	1,743,161
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior unsecured convertible notes(3)	-	-	-	-	-	80,000	80,000
Junior unsecured notes	-	-	-	-	-	69,502	69,502
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total borrowings	$25,391	$142,443	$125,702	$834,208	$927,852	$1,660,179	$3,715,776
(1)	Includes $4,584 of borrowings related to commercial mortgage loan pools.
(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Credit Facilities and Reverse Repurchase Agreements

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

In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities.

The Company’s credit facilities include a mark-to-market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount, and bear interest at a variable rate.  Under the credit facilities and the reverse repurchase agreements, the respective lenders retain the right to mark the underlying collateral to estimated fair value.  A reduction in the value of pledged assets will require the Company to provide additional collateral or fund cash margin calls.  Recently, the Company has been required to provide such additional collateral or fund margin calls.  The Company received and funded margin calls and amortization payments totaling $216,969 and $82,570 during 2008 and 2007, respectively. Since January 1, 2009, the Company has further reduced mark-to-market debt by funding $17,056 in margin calls and amortization payments.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009.  In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) the Company’s tangible net worth may not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) the Company’s tangible net worth may not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) the Company’s tangible net worth may not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company’s total recourse indebtedness to tangible net worth may not be greater than 3:1, (vi) on any date the Company’s liquid assets (as defined in the related guaranty) may not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature and as of December 31, 2008 amounted to $480,332) and (vii) the Company’s cumulative income cannot be less than one dollar for two consecutive quarters.  Additionally, Morgan Stanley Bank can require the Company to fund margin calls in the event the lender determines the value of the underlying assets have declined in value.

On December 31, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility agreement (the “Agreement”) until February 17, 2010.  Pursuant to the Agreement, the Applicable Margin (as defined in the Agreement) on outstanding borrowings increased to 3.50%, a Borrowing Base Deficiency (as defined in the Agreement) was satisfied and the Company will no longer be entitled to request new borrowings under the Agreement after the effectiveness of the Agreement. The Agreement also incorporated ongoing amortization payments, an upfront balance reduction of $15,000 and a second balance reduction payment of $15,000 required by August of 2009. The Company is required to use all cash flow from collateral under the Agreement to make ongoing amortization payments.  In connection with the extension of the facility (including but not limited to the satisfaction of a margin call under the Agreement), the Company posted additional assets as collateral under the Agreement comprised of notes and debt in an aggregate principal amount of €99,600. The Company may be required in the future to make additional prepayments or post additional collateral pursuant to the Agreement.  Certain financial covenants were added or modified so that: (i) on any date, the Company’s tangible net worth may not be less than the sum of $550,000 plus 75% of any equity offering proceeds from and after December 31, 2008, (ii) the Company’s total indebtedness to tangible net worth may not be greater than 2.5:1 and (iii) the Company may not make, modify, amend or supplement any covenant to any that is more restrictive on the Company without providing the same covenant to Morgan Stanley Bank.

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

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company is (i) made amortization payments totaling $31,000 on various dates through September 30, 2008, and (ii) is required to make monthly installment payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility. Additionally, Bank of America, N.A, can require the Company to fund margin calls in the event the lender determines the value of the underlying collateral has declined.

To satisfy a margin call of $11,582 made in October 2008 by Bank of America under its credit facilities, the Company agreed with Bank of America to increase the Company’s monthly installment payments from $2,250 to $3,250 commencing November 15, 2008 through March 15, 2010 under its non-USD facility, and commencing April 15, 2010 through September 18, 2010 under its USD facility.

As detailed above, the Company is subject to financial covenants in its credit facilities.  The Company reported a net loss for the three months ended December 31, 2008 that resulted in the Company not being in compliance with the net income covenant as of such reporting date.  The tangible net worth of the Company also decreased by more than 20% from the Company’s tangible net worth at September 30, 2008, and as such, it will not be in compliance with the change in net worth covenant. The Company is not aware of any other instances of non-compliance with these covenants for the year ended December 31, 2008.

On February 29, 2008, the Company entered into a binding loan commitment letter (the “Commitment Letter”) with Holdco 2 pursuant to the terms of which Holdco 2 or its affiliates (together, the “Lender”) committed to provide a revolving credit loan facility (the “BlackRock Facility”) to the Company for general working capital purposes.  Holdco 2 is a wholly-owned subsidiary of BlackRock, Inc., the Manager.

On March 7, 2008, the Company and Holdco 2 entered into the BlackRock Facility.  The BlackRock Facility had a term of 364 days with two 364-day extension periods, subject to the Lender’s approval.  The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II.  The maximum principal amount of the BlackRock Facility is the lesser of $60,000 or an amount determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. At December 31, 2008, based on the fair market value of the Carbon II shares on a mark-to-market basis, the maximum principal amount of the BlackRock Facility had declined to $39,356 and the Company has remaining unused borrowing capacity of $3,352.  As of February 28, 2009, the maximum principal amount from the BlackRock Facility declined to approximately $24,840 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.  Due to the current value of Carbon II and the amount of the Company’s outstanding borrowings under the BlackRock Facility, the Company is currently not able to make new borrowings under this facility.  All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

The BlackRock Facility initially bore interest at a variable rate equal to LIBOR or prime plus 2.5%.  The fee letter, dated February 29, 2008, between the Company and Holdco 2, sets forth certain terms with respect to fees.

Amounts borrowed under the BlackRock Facility may be repaid and reborrowed from time to time.  The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the BlackRock Facility and reduce the outstanding balance.

The terms of the BlackRock Facility give the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the BlackRock Facility, up to the BlackRock Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the BlackRock Facility agreement) of those shares, unless the Company elects to prepay outstanding loans under the BlackRock Facility in an amount equal to the Lender’s desired purchase price and reduce the BlackRock Facility’s commitment amount accordingly, which may require termination of the BlackRock Facility.  If the Lenders were to purchase portions of Carbon II in this manner, the BlackRock Facility’s commitment amount would be reduced by the purchase price and the purchase price paid will be applied to repay any outstanding loans under the BlackRock Facility as if the Company had prepaid the loans. The balance of the share amount available after such repayment, if any, will be paid to the Company.

On April 8, 2008, the Company repaid $52,500 to Holdco 2, representing all then-outstanding borrowings under the facility. On July 28, 2008, the Company reborrowed $30,000 under the BlackRock Facility which was outstanding at December 31, 2008. On January 9, 2009, the Company borrowed an additional $3,450 from Holdco 2.

On December 22, 2008, Holdco 2 agreed to renew the BlackRock Facility until March 5, 2010. In addition, the interest rate was increased by 1% to LIBOR or prime plus 3.5%. The Company paid an extension fee of $150 to the Manager in relation to this extension.

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

Preferred Equity Issuances

On February 12, 2007, the Company issued $86,250 of 8.25% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option.

On April 4, 2008, the Company issued $23,375 of 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock (the “Series E-1 Preferred Stock”), $23,375 of 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock (the “Series E-2 Preferred Stock”) and $23,375 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock (the “Series E-3 Preferred Stock” and, together with the Series E-1 Preferred Stock and Series E-2 Preferred Stock, the “Series E Preferred Stock”).  Aggregate net proceeds to the Company were $69,839.  The holder of each of the three series of Series E Preferred Stock has the right to convert the preferred stock into Common Stock at $7.49 per share (a 12% premium to the closing price Common Stock on March 28, 2008, the pricing date).

On or after April 4, 2012, the holder of Series E-1 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder’s shares of Series E-1 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On or after April 4, 2013, the holder of Series E-2 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder’s shares of Series E-2 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On June 20, 2008, the holder of all outstanding Series E-3 Preferred Stock exercised its right to convert its shares into 3,119,661 shares of Common Stock.  In connection with the conversion, the Company paid the holder $390 for accumulated but unpaid dividends and fractional shares remaining after conversion in accordance with the terms of the Series E-3 Preferred Stock.

The holder of Series E Preferred Stock is a subsidiary of a fund managed by an affiliate of Credit Suisse.  Whenever dividends on the Series E Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), then the holder, together with the holders of the Company’s Series C and Series D Preferred Stock, which rank equally with the Series E Preferred Stock, will be entitled to elect a total of two additional directors to the Company’s Board of Directors in addition to the one director appointed to the Board at consummation of this transaction.

Common Equity Issuances

The following table summarizes Common Stock issued by the Company for the year ended December 31, 2008, net of offering costs:

	Shares	Net Proceeds
Dividend reinvestment and stock purchase plan	241,585	$1,401
Sales agency agreement	5,386,125	35,784
Management and incentive fees*	2,083,503	9,619
Incentive fee – stock based*	700,864	3,089
Series E-3 preferred stock conversion	3,119,661	23,289
Private transaction (see details below)	3,494,021	23,154
Director compensation	81,958	286
Total	15,107,717	$96,622
 *See Note 17 to the consolidated financial statements, “Transactions with the Manager and Certain Other Parties” for a further description of the Company’s Management Agreement.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, for $6.69 per share, resulting in net proceeds of $23,154.

Off Balance Sheet Arrangements

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans.  FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46(R)-5”) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate.  FAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

At December 31, 2008 the Company owned securities of 39 Controlling Class CMBS trusts. One of the Company’s 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company.  See Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”.

The Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $741,627 and $1,126,442 at December 31, 2008 and December 31, 2007, respectively.

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

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at December 31, 2008 and December 31, 2007 was $14,259 and $61,206, respectively.

The Company also owns all of the preferred equity securities and a debt security in LEAFs CMBS I Ltd (“LEAF”), a QSPE under FAS 140. LEAF issued non-recourse liabilities secured by investment grade commercial real estate securities.  At December 31, 2008 and December 31, 2007, the Company’s total maximum exposure to loss as a result of its investment in LEAF was $4,865 and $6,264, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company’s trading securities.  Operating activities provided cash flows of $60,499, $218,368, and $114,829 for the year ended December 31, 2008, 2007 and 2006, respectively.  Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increases operating cash flows. Net cash from trading securities was an outflow of $53,515 for the year ended December 31, 2008 and an inflow of $130,801 and $35,454 for the year ended December 31, 2007 and 2006, respectively.  Also, during 2008, the Company terminated interest rate swaps that resulted in an outflow of $17,101, while during the same period of 2007, such termination resulted in an inflow of $17,459.

Net cash provided by investing activities consists primarily of the purchase, sale, and repayments on securities activities available for sale, commercial loan pools, commercial mortgage loans and equity investments.  Net cash from investing activities was an inflow of $368,803 for the year ended December 31, 2008 versus cash outflows of $323,966 and $705,476 for the years ended December 31, 2007 and 2006, respectively.  The variance in investing cash flows is primarily attributable to purchases of securities and funding of commercial mortgage loans in the years ended December 31, 2007 and 2006.  During the years ended December 31, 2008, 2007 and 2006, net cash used to fund commercial loans was $2,286, $781,978, and 270,362, respectively.  Purchases of securities during the year ended December 31, 2008 of $53,515 are classified as operating activities due to the adoption of FAS 159, versus purchases of securities during the years ended December 31, 2007 and 2006 of which $614,166 and $808,477 were classified as investing activities prior to the adoption of FAS 159.

Net cash from financing activities was an outflow of $514,839 for the year ended December 31, 2008 versus cash inflows of $116,739 and $614,335 for the years ended December 31, 2007 and 2006, respectively. The variance in financing cash flows is primarily attributable to margin calls on reverse repurchase agreements and credit facilities, net of preferred stock and Common Stock issuances. During the years ended December 31, 2008, 2007 and 2006, net cash provided by the issuances of preferred stock and Common Stock was $130,103, $150,481 and $15,256, respectively.  Also, during the years ended December 31, 2007 and 2006, the Company issued senior unsecured notes and junior unsecured notes (including junior subordinated notes to subsidiary trusts issuing preferred securities) which raised $227,801 and $170,396 of cash in the aggregate, respectively.

Transactions with the Manager and Certain Other Parties

The Company has entered into the  Management Agreement, an administration agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors.  Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company.  For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 0.375% for the first $400 million in average total stockholders’ equity; 0.3125% for the next $400 million of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800 million for the applicable quarter.

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between the Company and the Manager (as amended, the “2008 Management Agreement”), and the parties entered into the First Amendment and Extension as of such date.

For the full one-year term of the renewed contract, the Manager has agreed to receive all management fees and any incentive fees in Common Stock subject to (i) the Common Stock continuing to be listed on the NYSE and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained. If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained, such fees will be payable in cash.  The Company’s unaffiliated directors and the Manager may also mutually agree to defer the payment of any management fee and incentive fee, in whole or in part.  Such deferred fees will be payable in cash unless the Company’s unaffiliated directors and the Manager mutually agree otherwise.

The Common Stock issued to the Manager has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold by the Manager except pursuant to an effective registration statement or an exemption from registration.  For example, the Manager may sell such shares pursuant to Rule 144 under the Securities Act subject to compliance with the terms of such rule, including the six-month holding period.

The following is a summary of management and incentive fees incurred for the year ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Management fee	$11,919	$13,468	$12,617
Incentive fee	11,879	5,645	5,919
Incentive fee - stock based	1,128	2,427	2,761
Total management and incentive fees	$24,926	$21,540	$21,297

At December 31, 2008, 2007, and 2006, respectively, management and incentive fees of $9,666 (payable in Common Stock), $7,067, and $8,989 remain payable to the Manager and are included on the consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $10, $293, and $400 for certain expenses incurred on behalf of the Company during 2008, 2007, and 2006, respectively.

The Company also has administration and accounting services agreements with the Manager.  Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company.  Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company.  For the years ended December 31, 2008, 2007, and 2006, the Company paid administration and accounting service fees of $920, $473, and $234, respectively, which are included in general and administrative expense on the consolidated statements of operations.

The special servicer for 33 of the Company’s 39 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank.  Midland therefore may be deemed to be an affiliate of the Manager.  The Company’s fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Manager.  See Note 12 of the consolidated financial statements, “Borrowings”.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager.  The carrying value of the Company’s investment in Carbon I at December 31, 2008 was $1,713. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I.  At December 31, 2008, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager.  The carrying value of the Company’s investment in Carbon II at December 31, 2008 was $39,158. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II.  At December 31, 2008, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV.  AHR JV invests in U.S. CMBS rated higher than BB.  As of December 31, 2008, the carrying value of the Company’s investment in AHR JV was $448.  AHR JV is managed by the Manager.  The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in AHR International JV. As of December 31, 2008, the carrying value of the Company’s investment in AHR International JV was $28,199.  AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager.  The other shareholder in AHR International JV, RECP, is managed by or otherwise associated with an affiliate of Credit Suisse.  RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP.

During 2000, the Company completed the acquisition of CORE Cap, Inc.  At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”).  The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers.  As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc.  The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC.  At December 31, 2008, the Installment Payment would be $2,000 payable over two years.  The Company is not required to accrue for this contingent liability because it is not deemed probable.

REIT Status:

The Company has elected to be taxed as a REIT and must comply with certain tax law requirements in order to so qualify.  In particular, the Company must satisfy certain requirements relating to the nature of its gross assets and gross income, the composition of its stockholders, as well as minimum distribution requirements and other requirements that apply to REITs pursuant to the United States Internal Revenue Code of 1986, as amended and the Treasury regulations.  Provided that the Company qualifies as a REIT, it generally will be permitted to reduce its taxable income by deducting dividends that it pays to its stockholders, with the result that it is not subject to federal income tax on its distributed income.  The Company and its subsidiaries may, however, be subject to tax on any net income, including capital gains, that is not distributed, and may be subject to a variety of other taxes, including certain excise taxes, as well as state, local and foreign property taxes, withholding taxes, transfer taxes and mortgage recording taxes, among others.

Certain of the Company’s subsidiaries have elected to be treated as taxable REIT subsidiaries.  This election permits the subsidiaries to engage in certain activities, including activities related to foreign investments, that may not otherwise comply with the tax requirements applicable to REITs if the Company or a pass-through (i.e. non-taxable) subsidiary had engaged in such activities.  Taxable REIT subsidiaries, however, are classified as corporations for federal income tax purposes, and are potentially subject to federal income tax on their income, depending on where they are incorporated and the nature and source of their income and activities.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities.  As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets increases, the estimated fair value of the Company’s portfolio may decline.  Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets decreases, the estimated fair value of the Company’s portfolio may increase.  Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow.  Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income.  At December 31, 2008, all of the Company’s short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR.  As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

During 2008 the Company removed all of the interest rate hedges it previously used to manage interest rate risk.  As the value of the fixed rate assets declined, the need to reduce interest rate duration with interest rate swaps declined as well.  Late in 2008 it became apparent that the fixed income markets for credit risk assets no longer demonstrated a discrete sensitivity to changes in market interest rates.  As of the fourth quarter of 2008, the Company has not been actively managing interest rate duration as the value of its assets and its capital structure are not correlated with changes in Treasury rates or any other index of rates.

The Company continues to maintain seven CDOs that are used as a match funding strategy for its commercial real estate debt assets.  The objective has been to match fund its assets so the interest rate risk and liquidity risk would be minimized.  In the current market the Company has been protected from a significant amount of liquidity risk with these instruments.  A cash flow-based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing.  However, some CDO structures have Interest Coverage (IC) and Overcollateralization (OC) tests that must be met to permit the Company to continue to receive cash flows from its assets net of interest expense paid on its liabilities.  In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest reinvestment test.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk.  Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed.  Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed.  When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets.  The amount of borrowings under these types of facilities at the end of 2008 was $480,332.  The Company’s primary objective is to reduce these amounts as soon as possible.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income by currency are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.”  The base interest rate scenario assumes interest rates at December 31, 2008.  Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, + 50 Basis Points	Projected Change in Earnings per Share
USD	$(0.010)
GBP	$0.006
EUR	$0.003
CAD	(0.001)
CHF	$0.001
JPY	$0.001

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

The Company generally assumes that most of the principal from its below investment grade CMBS investments will not be recoverable over time.  The loss adjusted yields of these securities reflect that assumption; therefore, the timing of when the total loss of principal occurs is the most important assumption in determining value.  The interest coupon generated by a security will cease when there is a total loss of its principal.  Therefore, timing is of paramount importance because the longer the principal balance remains outstanding, the more interest coupon the holder receives, which results in a larger economic return.  Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest coupon, which results in a lower or possibly negative return.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company.  For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would increase GAAP interest income by approximately $0.10 per share of Common Stock per year.  A significant acceleration of the timing of these losses would cause the Company’s net income to decrease.

Asset and Liability Management:  Asset and liability management is concerned with the timing and magnitude of the re-pricing and/or maturing of assets and liabilities.  It is the Company’s objective to attempt to control risks associated with interest rate movements.  In general, management’s strategy is to match the term of the Company’s liabilities as closely as possible with the expected holding period of the Company’s assets.  This matching is less important for those assets in the Company’s portfolio considered liquid, as there is a stable market for the financing of these securities.

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

Currency Risk:  The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments.  The Company no longer uses various currency instruments to hedge the capital portion of its foreign currency risk.  In January 2009, the Company discontinued the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments.  The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other.  The chart below illustrates the sensitivity of the Company’s net income and stockholders’ equity to changes in each currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of
Anthracite Capital, Inc.
New York, New York

We have audited the internal control over financial reporting of Anthracite Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 17, 2009 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the Company’s adoption of Financial Accounting Standards Board Statement No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities.

DELOITTE & TOUCHE LLP

New York, New York
March 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anthracite Capital, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Anthracite Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anthracite Capital, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements as a result of its liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2008, the Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 17, 2009

Anthracite Capital, Inc.
Consolidated Statements of Financial Condition
(in thousands, except share data)
	December 31, 2008		December 31, 2007
ASSETS
Cash and cash equivalents		$9,686		$91,547
Restricted cash equivalents		23,982		32,105
Securities held-for-trading, at estimated fair value
Subordinated commercial mortgage-backed securities (“CMBS”)	$257,982		$1,380
Investment grade CMBS	677,533		15,923
Residential mortgage-backed securities (“RMBS”)	787		901
Total securities held-for-trading		936,302		18,204
Securities available-for-sale, at estimated fair value:
Subordinated CMBS	-		1,026,773
Investment grade CMBS	-		1,230,075
RMBS	-		9,282
Total securities available-for-sale		-		2,266,130
Commercial mortgage loans (net of loan loss reserve of $165,928 in 2008)		754,707		983,387
Commercial mortgage loan pools, at amortized cost		1,022,105		1,240,793
Equity investments		78,868,		108,748
Derivative instruments, at estimated fair value		929,632		404,910
Other assets (includes $384 at estimated fair value in 2008)		72,087		101,886
Total Assets		$3,827,369		$5,247,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$193,126		$293,287
Secured by pledge of investment grade CMBS	84,997		207,829
Secured by pledge of commercial mortgage loans	167,625		244,476
Secured by pledge of equity investment	30,000		-
Collateralized debt obligations (“CDOs”) (at estimated fair value in 2008)	564,661		1,823,328
Senior unsecured notes (at estimated fair value in 2008)	18,411		162,500
Senior unsecured convertible notes (at estimated fair value in 2008)	24,960		80,000
Junior unsecured notes (at estimated fair value in 2008)	5,726		73,103
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value in 2008)	12,643		180,477
Secured by pledge of commercial mortgage loan pools	1,004,388		1,225,223
Total borrowings		2,106,537		4,290,223
Payable for investments purchased		-		4,693
Distributions payable		3,019		21,064
Derivative instruments, at estimated fair value		1,018,927		442,114
Other liabilities		34,920		38,245
Total Liabilities		3,163,403		4,796,339
Commitments and Contingencies
12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		-
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		-

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 78,371,715 shares issued and outstanding in 2008; 63,263,998 shares issued and outstanding in 2007		78		63
Additional paid-in capital		787,678		691,071
Distributions in excess of earnings		(276,558)		(122,738)
Accumulated other comprehensive loss (“OCI”)		(32,400)		(255,719)
Total Stockholders’ Equity		617,492		451,371
Total Liabilities and Stockholders’ Equity		$3,827,369		$5,247,710
The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Operations (in thousands, except share and per share data)

	Year ended December 31,
	2008	2007	2006
Income:
Interest from securities	205,813	198,561	178,893
Interest from commercial mortgage loans	90,904	69,981	41,773
Interest from commercial mortgage loan pools	49,522	52,037	52,917
Earnings (loss) from equity investments	(53,630)	32,093	27,431
Interest from cash and cash equivalents	2,930	5,857	2,403
Total Income	295,539	358,529	303,417

Expenses:
Interest	215,302	241,000	212,388
Management and incentive fees	24,926	21,540	21,297
General and administrative expense	8,162	5,981	4,533
Total Expenses	248,390	268,521	238,218

Other gain (loss):
Realized loss on securities and swaps held-for-trading, net	(36,949)	(906)	3,510
Unrealized gain (loss) on securities held-for-trading	(1,189,965)	(1,508)	3,191
Unrealized loss on swaps held-for-trading	(61,473)	(2,737)	(3,447)
Unrealized gain on liabilities	1,219,779	-	-
Gain on sale of securities available-for-sale, net	-	5,316	29,032
Dedesignation of derivative instruments	(7,084)	-	(12,661)
Provision for loan losses	(165,928)	-	-
Foreign currency gain	3,268	6,272	2,161
Loss on impairment of securities	-	(12,469)	(7,880)
Total other gain (loss)	(238,352)	(6,032)	13,906

Income (loss) before taxes	(191,203)	83,976	79,105

Income taxes	(2,409)	-	-

Income (loss) from continuing operations	(193,612)	83,976	79,105

Income from discontinued operations	-	-	1,366

Net income (loss)	(193,612)	83,976	80,471

Dividends on preferred stock	17,267	11,656	5,392
Net income (loss) available to Common Stockholders	$(210,878)	$72,320	$75,079

Net income (loss) per common share, basic	$(2.96)	$1.18	$1.31

Net income (loss) per common share, diluted	$(2.96)	$1.18	$1.31

Net income (loss) from continuing operations per share of Common Stock, after preferred dividends
Basic	$(2.96)	$1.18	$1.29
Diluted	$(2.96)	$1.18	$1.29

Income from discontinued operations per share of Common Stock
Basic	-	-	$0.02
Diluted	-	-	$0.02

Weighted average number of shares outstanding:
Basic	71,171,455	61,136,269	57,182,434
Diluted	71,171,455	61,375,193	57,401,664

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
for the year ended December 31, 2008, 2007 and 2006 (in thousands)

	Series	Series				Accumulated
	C	D	Common	Additional	Distributions	Other		Total
	Preferred	Preferred	Stock,	Paid-In	In Excess	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Par Value	Capital	Of Earnings	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 2005	$55,435		$56	$612,368	$(130,038)	$60,197		$598,018
Net income					80,471		$80,471	80,471
Unrealized gain on cash flow hedges						2,961	2,961	2,961
Reclassification adjustments from cash flow hedges included in net income						5,029	5,029	5,029
Foreign currency translation						204	204	204
Dedesignation of cash flow hedges						12,661	12,661	12,661
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustment						10,755	10,755	10,755
Other comprehensive income							31,610
Comprehensive income							$112,081
Dividends declared-common stock					(66,017)			(66,017)
Dividends on preferred stock					(5,392)			(5,392)
Issuance of common stock			2	17,417				17,419
Balance at December 31, 2006	$55,435		$58	$629,785	$(120,976)	$91,807		$656,109
Net income					83,976		$83,976	83,976
Unrealized loss on cash flow hedges						(34,657)	(34,657)	(34,657)
Reclassification adjustments from cash flow hedges included in net income						1,206	1,206	1,206
Foreign currency translation						269	269	269
Change in net unrealized loss on securities available-for-sale, net of reclassification adjustment						(314,344)	(314,344)	(314,344)
Other comprehensive loss							(347,526)
Comprehensive loss							$(263,550)
Dividends declared-common stock					(74,082)			(74,082)
Dividends on preferred stock					(11,656)			(11,656)
Issuance of common stock			5	61,286				61,291
Issuance of preferred stock		$83,259						83,259
Balance at December 31, 2007	$55,435	$83,259	$63	$691,071	$(122,738)	$(255,719)		$451,371
Cumulative effect of adjustment from adoption of SFAS No. 159					122,988	227,635		350,623
Net loss					(193,612)		$(193,612)	(193,612)
Unrealized loss on cash flow hedges						(9,170)	(9,170)	(9,170)
Reclassification adjustments from cash flow hedges included in net loss						6,378	6,378	6,378
Dedesignation of cash flow hedges						7,084	7,084	7,084
Foreign currency translation						(8,608)	(8,608)	(8,608)
Other comprehensive loss							(5,341)
Comprehensive loss							$(197,928)
Dividends declared-on common stock					(65,929)			(65,929)
Dividends on preferred stock					(17,267)			(17,267)
Issuance of common stock			15	96,607				96,622
Balance at December 31, 2008	$55,435	$83,259	$78	$787,678	$(276,558)	$(32,400)		$617,492

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Consolidated Statements of Cash Flow (in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(193,612)	$83,976	$80,471
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss on securities held-for-trading	1,189,965	-	-
Unrealized loss on swaps held-for-trading	61,473	-	-
Purchase of securities held-for-trading	(53,515)	(42,668)	-
Realized loss (gain) on securities and swaps held-for-trading, net	20,242	(166)	(19,625)
Principal payments received on securities held-for-trading	126	6,703	35,454
Sale of trading securities	-	166,932	-
Unrealized gain on liabilities	(1,219,779)	-	-
Loss (earnings) from equity investments	53,630	(32,093)	(27,431)
Distributions of earnings from equity investments	1,644	45,944	19,725
Provision for loan losses	165,928	-	-
Loss on impairment of assets	-	12,469	7,880
(Discount accretion) premium amortization, net	(21,303)	7,133	2,471
Amortization of finance costs	3,786	6,273	3,901
Gain on sale of real estate held for sale	-	-	(1,366)
Earnings from subsidiary trust	(424)	(423)	(388)
Distributions from subsidiary trust	423	423	363
Unrealized net foreign currency loss (gain)	63,926	(56,863)	(24,051)
Non-cash management, incentive, and director fees	16,851	4,165	4,601
(Disbursements) proceeds from termination of interest rate swap agreements	(17,101)	17,459	(6,056)
Amortization of terminated interest rate swaps from OCI	6,378	1,206	5,029
Dedesignation of cash flow hedges	7,084	-	12,661
(Increase) decrease in other assets	(18,134)	(18,885)	32,608
(Decrease) increase in other liabilities	(7,089)	16,783	(11,418)
Net cash provided by operating activities	60,499	218,368	114,829
Cash flows from investing activities:
Purchase of securities available-for-sale	-	(614,166)	(808,477)
Proceeds from sale of securities	87,943	605,281	236,945
Principal payments received on securities	77,639	62,255	51,193
Repayments received from commercial mortgage loan pools	205,850	17,374	9,004
Funding of commercial mortgage loans	(2,286)	(781,978)	(270,362)
Repayments received from commercial mortgage loans	23,853	296,724	197,094
Investment in equity investments	(35,525)	(38,555)	(78,533)
Return of capital from equity investments	3,206	101,403	14,742
Decrease (increase) in restricted cash equivalents	8,123	27,696	(58,448)
Purchase of real estate held-for-sale	-	-	(5,435)
Proceeds from sale of real estate held-for-sale	-	-	6,801
Net cash provided by (used in) investing activities	368,803	(323,966)	(705,476)
Cash flows from financing activities:
(Decrease) increase in borrowings under credit facilities and reverse repurchase agreements:
Secured by pledge of subordinated CMBS	(100,456)	244,659	(34,760)
Secured by pledge of investment grade CMBS	(123,976)	(458,446)	43,320
Secured by pledge of commercial mortgage loans	(79,323)	220,946	(202,295)
Secured by pledge of equity investment	30,000	-	-
Secured by pledge of RMBS	-	(127,249)	(32,191)
Repayments of borrowings secured by commercial mortgage loan pools	(207,394)	(17,641)	(8,587)
Issuance of CDOs	-	23,875	765,388
Repayments of CDOs	(62,553)	(51,707)	(20,115)
Issuance costs for CDOs	-	(1,537)	(11,662)
Issuance of senior convertible notes	-	80,000	-
Issuance costs of senior convertible notes	-	(2,419)	-
Issuance of junior subordinated notes to subsidiary trust	-	-	100,000
Issuance costs of junior subordinated notes	-	-	(3,208)
Issuance of senior unsecured notes	-	87,500	75,000
Issuance costs of senior unsecured notes	-	(2,760)	(1,396)
Issuance of junior unsecured notes	-	67,687	-
Issuance costs of junior unsecured notes	-	(2,207)	-
Issuance of preferred stock, net of offering costs	69,763	83,259	-
Dividends paid on preferred stock	(16,334)	(10,470)	(5,392)
Proceeds from issuance of common stock, net of offering costs	60,340	67,222	15,256
Repurchase of common stock	-	(12,100)	-
Dividends paid on common stock	(84,906)	(71,873)	(65,023)
Net cash (used in) provided by financing activities	(514,839)	116,739	614,335
Effect of exchange rate changes on cash and cash equivalents	3,676	14,018	2,144
Net (decrease) increase in cash and cash equivalents	(81,861)	25,159	25,832
Cash and cash equivalents, beginning of year	91,547	66,388	40,556
Cash and cash equivalents, end of year	$9,686	$91,547	$66,388

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$216,934	$226,666	$208,879
Series E preferred stock conversion	23,289	-	-
Incentive fees paid by the issuance of common stock	12,994	6,168	2,372

Supplemental disclosure of non-cash investing and financing activities:
Investment in subsidiary trust	$-	$-	$3,097
Investments purchased not settled	$-	$4,693	$23,796

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1     ORGANIZATION

Anthracite Capital, Inc., a Maryland corporation, and subsidiaries (collectively, the “Company”) was incorporated in Maryland in November 1997 and commenced operations on March 24, 1998.  The Company’s principal business activity is to invest in a diversified portfolio of CMBS and commercial mortgage loans, and other real estate related assets in the U.S. and non-U.S. markets.  The Company is organized and managed as a single business segment.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 and particularly in the fourth quarter, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally.  Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen, including for CMBS and commercial real estate loans.  Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009.  Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business.  However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested.  These effects include:

•
Negative operating results.  The Company incurred net income (loss) available to common stockholders of $(210,878) for the year ended December 31, 2008 compared with $72,320 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of sizable provisions for loan losses (including the establishment of a general reserve) and a loss from equity investments compared with earnings in the prior year.  The establishment of a general reserve for loan losses was deemed necessary given the dramatic change in the prospects for loan performance as a result of significant property value declines in the fourth quarter. See Note 2 of the consolidated financial statements, “Significant Accounting Policies - Allowance for Loan Losses” for a discussion of the methodology used to calculate the general reserve.

•
Adverse impact on liquidity and access to capital.  The Company’s cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments.   In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities.  Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

•
Change in business objectives and dividend policy.  The Company is currently focused on managing its liquidity and, unless its liquidity position and market conditions significantly improve, anticipates no new investment activity in 2009.  In addition, the Company’s Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved.

These effects have led to the following adverse consequences for the Company:

•
Substantial doubt about the ability to continue as a going concern.  The Company’s independent registered public accounting firm has issued an opinion on the Company’s consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern.  The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or does not constitute an event of default and/or covenant breach under the applicable facility.

•
Breach of covenants.  Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date.  The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants.  On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009.  In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility.  As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450.  On March 17, 2009, Holdco 2 waived this breach until April 1, 2009.  Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

•
Inability to satisfy margin call.  During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders.  As part of the Company’s ongoing discussions with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company.  On March 17, 2009, the lender waived this event of default until April 1, 2009.

•
Reduction or elimination of dividends.  Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability.  The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company’s 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008.  The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009.  To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company anticipates it will rely upon temporary guidance that was recently issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash.  See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion on dividends.  The terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

As discussed and for the reasons stated above, if the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures.  In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately.  The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Secured credit facilities waivers

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company's secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities.  In connection with the waivers, the Company has agreed to pay $6 million to each of Morgan Stanley and Bank of America and $3 million to Deutsche Bank.

CDO tests

In addition to the covenants under the Company’s secured credit facilities, four of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s three CDOs designated as its HY series do not have any compliance tests.

Interest Coverage and Overcollateralization Tests (“Cash Flow Triggers”)

Four of the seven CDOs issued by the Company contain tests that measure the amount of overcollateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by the Company) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied.  Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results. The trigger percentages in the chart below represent the first threshold at which cash flows would be redirected.

Generally, the overcollateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the overcollateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the overcollateralization test relative to the corresponding liabilities in the test, thereby reducing the overcollateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the overcollateralization tests. A failure to satisfy an overcollateralization test on a payment date could result in the redirection of cash flows.

Weighted Average Life, Minimum Weighted Average Recovery Rate, and the Weighted Average Rating Factor (“Collateral Quality Tests”)

The ability of EURO CDO to trade securities within its portfolio is dependent on passing the collateral quality tests.  Collateral quality tests limit the ability of the Company’s CDOs to trade securities within its portfolio.  These tests apply to the Euro CDO, which is actively managed.  If one of these tests fails, then any subsequent trade will either have to maintain or improve the result of the test or the trade cannot be executed.

The Euro CDO’s most significant test is the weighted average rating test which is impacted when credit rating agencies downgrade the underlying CDO collateral.  Ratings downgrades of assets in the Company’s CDOs can negatively impact compliance with the over collateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period.  After the reinvestment period, there are limited circumstances under which trades can be executed.  However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of December 31, 2008.  During the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.

Cash Flow Triggers	CDO I	CDO II	CDO III	CDO Euro
Overcollateralization
Current	125.1%	123.5%	116.7%	116.4%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass
Interest Coverage
Current	175.4%	196.7%	254.0%	116.4%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Pass

Collateral Quality Tests	CDO I	CDO II	CDO III	CDO Euro
Weighted Average Life Test
Current	N/A	N/A	N/A	3.93
Trigger	N/A	N/A	N/A	8.00
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.4%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2721
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Short-form registration

The failure to file in a timely manner all required periodic reports with the SEC for a period of twelve months, to pay any dividend on preferred stock in accordance with the “short-form" registration eligibility requirements or to otherwise comply with such eligibility requirements would make the Company ineligible to use “short-form" registration statements. Currently, the Company is ineligible to use a short-form registration statement and, while it is ineligible, the Company’s ability to raise capital may be more difficult, more expensive and subject to delays.

Note 2     SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies follows:

Use of Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated statements of financial condition and the reported amounts of revenues and expenses during the reporting periods.  Significant judgment is required in making these estimates and assumptions.  Actual results could differ materially from these estimates and assumptions.  Changes in these estimates and assumptions could have a material effect on the Company's consolidated financial statements.  Significant estimates and assumptions in the consolidated financial statements include the valuation of the Company's securities and loans, and liabilities and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its majority owned subsidiaries and those variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”).  All inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class”).  FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate.  Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”) provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46R as the trusts would be considered variable interest entities “(VIEs”).   See Note 10 of the consolidated financial statements, “Securitization Transactions, Transfer of Financial Assets, Qualified Special Purpose Entities and Variable Interest Entities” for further discussion.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under FAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.   See Note 10 of the consolidated financial statements, “Securitization Transactions, Transfer of Financial Assets, Qualified Special Purpose Entities and Variable Interest Entities” for further discussion.

Valuation

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

Investments in mortgage backed securities and derivative instruments  - The fair value of these assets is determined by reference to index pricing and market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument.  Management performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  Management utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

CDOs - The fair value of these liabilities is determined by reference to market prices provided by certain dealers who make a market in this sector, although such markets may be inactive. The dealers use models that considered, among other things, (i) anticipated cash flows, (ii) current market credit spreads, (iii) known and anticipated credit risks of the underlying collateral, (iv) terms and reinvestment periods and (v) market transactions of similar CDOs. Management performs additional analysis on prices received from the brokers.  This process includes analyzing the obligations based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for obligations of similar type, vintage year and rating. Management utilizes this process to validate the prices received from brokers and adjustments are made as deemed necessary by management to capture current market information.

Senior unsecured convertible notes - The fair value of senior unsecured convertible notes are determined by reference to the mid-point of a bid/ask prices obtained from certain dealers in this market. The bid/ask prices represented the prices at which the dealer was willing to buy or sell the note on the measurement date of December 31, 2008.  Trading in these notes is done over-the-counter and therefore requires direct communication with the dealer to execute the transaction.  The dealer utilizes a model to publish such price and consideration into such model include, among other things (i) anticipated cash flows, (ii) current market credit spreads  and (iii)  market transactions of similar bonds.  Dealer quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument.  Management performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities in our portfolio to determine if the prices of the assets and liabilities demonstrate a consistent pricing structure for securities the Company deems to be similar.

Senior and junior unsecured notes and junior subordinated notes - The estimated fair values of these liabilities are developed based on the price obtained by the Company for the senior unsecured convertible notes. The senior unsecured convertible notes are senior to the unsecured and junior subordinated notes. The Company priced the senior unsecured convertible notes without the conversion option to obtain a straight bond price, converted that price to a spread to swap curve and then applied an additional spread to account for the fact that these liabilities were junior to the senior unsecured convertible notes.  The Company was able to compare the change in implied spreads for these bonds to published spreads for CMBS securities which was deemed to be a reasonable comparison for these liabilities.

Securities Held-for-Trading

Securities held-for-trading are carried at estimated fair value with net realized and unrealized gains or losses included on the consolidated statements of operations.  Under Emerging Issues Task Force (“EITF”) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than-temporary impairment is deemed to have occurred. Accordingly, the cost basis of the security is written down to fair value with the resulting change included in income, and a new cost basis established.  In both instances, the original discount or premium is written off when the new cost basis is established.

After taking into account the effect of the impairment charge, income is recognized under EITF 99-20 or FAS 91, as applicable, by applying the yield used in establishing the write-down.  Under EITF 99-20, income on these securities is recognized based upon a number of assumptions that are subject to uncertainties and contingencies.  Examples include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations.  Additional factors that may affect the Company’s reported interest income on its commercial real estate securities include interest payment shortfalls due to delinquencies on the underlying commercial mortgage loans, the timing and magnitude of credit losses on the commercial mortgage loans underlying the securities that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.  These uncertainties and contingencies are difficult to predict and are subject to future events that may alter the assumptions.

Upon the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), the Company reclassified all of its securities that were previously classified as available-for-sale as securities held-for-trading and all unrealized gains and losses on securities-held-for-trading are reported in other gain (loss) on the consolidated statements of operations.  This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities.  The fair value option was elected for certain assets and liabilities to align the measurement attributes of the assets and liabilities while mitigating volatility in stockholders’ equity from using different measurement attributes.  See Note 3 of the consolidated financials statements, “Fair Value Disclosures” for further discussion.

In January 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20, to allow for an entity to exercise its own judgment in arriving at estimates of future cash flows and assess the probability of collecting all cash flows rather than relying solely on the assumptions used by market participants. FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application of FSP EITF 99-20-1 is prohibited. The adoption of FSP EITF 99-20-1 did not materially impact the Company’s consolidated financial statements.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign exchange rates at the end of the reporting period.  Income and expenses are translated at the approximate weighted average exchange rates for each reporting period.  The effects of translating income with a functional currency other than the U.S. dollar are included in stockholders’ equity along with the related hedge effects.  The effects of translating operations with the U.S. dollar as the functional currency are included in foreign currency gain (loss) on the accompanying consolidated statements of operations along with the related hedge effects.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  Cash and cash equivalents are held at major financial institutions, to which the Company is exposed to credit risk.

Restricted Cash

At December 31, 2008, the Company had restricted cash of $23,982, consisting of $2,869 on deposit with the trustees for the Company’s CDOs, $3,100 pledged as collateral for interest rate swap agreements and $18,013 required by financial covenants under the Company’s credit facilities.  At December 31, 2007, the Company had restricted cash of $32,105, consisting of $3,955 on deposit with the trustees for the Company’s CDOs and $28,150 pledged as collateral for interest rate swap agreements.

Securities Available-for-Sale

Prior to the adoption of SFAS 159, the Company had designated certain investments in mortgage-backed securities, mortgage-related securities and certain other securities as assets available-for-sale because the Company may have disposed of them prior to maturity and did not hold them principally for the purpose of selling them in the near term.  Securities available-for-sale were carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, were charged to earnings.  At disposition, the realized net gain or loss was included in income on a specific identification basis.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), when the estimated fair value of a security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the value to recover to amortized cost, the investment was written down to its fair value.  The resulting charge is included in income, and a new cost basis established.

Deferred Financing Costs

Deferred financing costs, which are included in other assets on the Company’s consolidated statements of financial condition, includes issuance costs related to the Company’s debt for which the fair value option under FAS 159 was not elected.  These costs are amortized by applying the effective interest rate method and the amortization is reflected in interest expense.  Deferred financing costs associated with long-term liabilities for which the fair value option was elected under FAS 159 on the date of adoption (January 1, 2008) are expensed as incurred.

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

For other mortgage-backed and related mortgage securities, the Company accounts for interest income under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), by applying the effective yield method which includes the amortization of discount or premium arising at the time of purchase and the stated or coupon interest payments.  Actual prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and originally anticipated and amounts actually received plus anticipated future prepayments.

Securitizations

When the Company sells assets in securitizations, it retains certain tranches which are considered retained interests in the securitization.  Gain or loss on the sale of assets depends in part on the previous carrying amount of the financial assets securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of securitization.  To obtain fair values, quoted market prices are used.  Gain or loss on securitizations of financial assets that were completed in 2004 and 2005 were reported as a component of sale of securities available-for-sale on the consolidated statements of operations.  Retained interests are carried at estimated fair value on the consolidated statements of financial condition.  Prior to be designated as securities held-for-trading upon the adoption of SFAS 159, adjustments to estimated fair value for retained interests classified as securities available-for-sale were included in accumulated other comprehensive income (loss) on the consolidated statements of financial condition.

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

The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Company measures impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectability, interest income above the current pay rate is recognized only upon actual receipt.

Allowance for Loan Losses

The Company’s allowance for estimated loan losses represents its estimate of probable credit losses inherent in its commercial mortgage loan portfolio held for investment as of the date of the consolidated statement of financial condition. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. Increases to the allowance for loan losses are charged to current period earnings through the provision for loan losses. The Company’s allowance for loan losses consists of two components, a loan specific component and a general component. Amounts determined to be uncollectible are charged directly to the allowance for loan losses.

The loan specific component of the Company’s allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  The Company performs an analysis of each loan in accordance with paragraph 8 of SFAS 114 by assessing whether “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”.  The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan.

The general component of the Company’s allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents the Company’s estimate of losses inherent, but unidentified, in its portfolio as of the date of the consolidated statement of financial condition. The general component of the allowance for loan losses is estimated using a formula-based method based upon a review of the Company’s loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss as well as consideration of general economic conditions and trends. The Company’s general component excludes loans that have been fully and partially reserved for in the loan specific component. The formula-based general component is developed by calculating estimated losses based on the probability of default given historical default trends in the commercial real estate market and the Company’s judgment concerning those trends and other relevant factors. The severity of the loss the Company would incur if the loan defaulted is based on several factors including historical trends in the commercial real estate industry, the estimated decline in the market value of the underlying collateral since the date of purchase and the Company’s position in the capital structure that owns the underlying collateral (e.g., the Company expects mezzanine loans to suffer a greater loss than a B note given  mezzanine positions are subordinated to B notes in a commercial real estate capital structure).

Equity Investments

For those investments in real estate entities where the Company does not control the investee, or is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting.  The Company recognizes its share of each investee’s income or loss, and reduces its investment balance by distributions received.  The Company owned an equity method investment in a privately held real estate investment trust (“REIT”) that maintained its financial records on a fair value basis.  The Company had retained such accounting relative to its investment in this REIT pursuant to EITF Issue 85-12, Retention of Specialized Accounting for Investments in Consolidation.  During 2007, the Company redeemed its entire investment in the aforementioned REIT.

Derivative Instruments

As part of its asset/liability risk management activities, the Company may enter into interest rate swap agreements, forward currency exchange contracts and other financial instruments to hedge interest rate and foreign currency exposures or to modify the interest rate or foreign currency characteristics of related items on its consolidated statements of financial condition.

Income and expense from interest rate swap agreements that are designated for accounting purposes as cash flow hedges are recognized as a net adjustment to the interest expense of the hedged item and changes in fair value are recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity, to the extent effective.  Ineffective portions of changes in the fair value of cash flow hedges are recognized as a component of interest expense on the consolidated statements of operations.  If the underlying hedged items are sold, the amount of unrealized gain or loss in accumulated other comprehensive income (loss) relating to the corresponding interest rate swap agreement is included in the determination of gain or loss on the sale of the securities.  If interest rate swap agreements are terminated, the associated gain or loss is deferred and amortized over the shorter of the remaining term of the original swap agreement, or the underlying hedged item, provided that the underlying hedged item has not been sold.

Income and expense from interest rate swap agreements that are, for accounting purposes, designated as trading derivatives are recognized as a net adjustment to realized loss on securities and swaps held-for-trading on the consolidated statements of operations.  During the term of the interest rate swap agreement, changes in fair value are recognized as a component of unrealized loss on swaps held-for-trading on the consolidated statements of operations.
Gains and losses from forward currency exchange contracts and swaps are recognized as a net adjustment to foreign currency gain or loss on the consolidated statements of operations.  During the term of the forward currency exchange contracts and swaps, changes in fair value are recognized on the consolidated statements of financial condition and included in derivative instruments at fair value.

The Company monitors its hedging instruments throughout their terms to ensure that they remain effective for their intended purpose.  The Company is exposed to interest rate and/or currency risk on these hedging instruments, as well as to credit loss in the event of nonperformance by any other party to the Company’s hedging instruments.  The Company’s policy is to enter into hedging agreements with counterparties rated A or better.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”) .  This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company adopted FAS 123R, effective January 1, 2006 with no impact on the consolidated financial statements as there were no unvested options at December 31, 2005, and the Company applied the fair value method to all options issued after January 1, 2003.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the United States Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto.  Accordingly, the Company generally will not be subject to federal, state or local income tax as long as distributions to stockholders are equal to or greater than taxable income and as long as certain asset, income and stock ownership tests are met.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  FIN 48 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted FAS 157 as of January 1, 2008.  FAS 157 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued.  FSP FAS 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of FSP FAS 157-3 did not have a material impact on its financial statements or its determination of fair values as of December 31, 2008.

Fair Value Accounting

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) permits entities to elect to measure eligible financial instruments at fair value.  The unrealized gains and losses on items for which the fair value option has been elected will be reported in other gain (loss) on the consolidated statements of operations.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, is applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statements of financial condition from those instruments measured using another measurement attribute.  The Company adopted FAS 159 as of January 1, 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1)	all securities which were previously accounted for as available-for-sale;
(2)	investments in equity of subsidiary trusts;
(3)
all unsecured long-term liabilities, consisting of all senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes to subsidiary trust issuing preferred securities; and

(4)	all CDO liabilities.

Upon adoption, with an adjustment to opening retained earnings, total stockholders’ equity increased by $350,623, all of which relates to applying the fair value option to the Company’s long-term liabilities.  The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening distributions in excess of earnings.  Subsequent to January 1, 2008, all changes in the estimated fair value of the Company’s securities held-for-trading, CDO liabilities, senior unsecured notes, senior unsecured convertible notes, junior unsecured notes and junior subordinated notes are recorded in other gain (loss) on the consolidated statements of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 will be effective for the Company for periods beginning after December 31, 2008.  Management is currently evaluating the effects that FAS 161 will have on the disclosures included in the Company’s consolidated financial statements.

Reverse Repurchase Agreements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and will be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years and is applicable to new transactions entered into after the adoption date.  FSP 140-3 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FAS No. 140.

FSP 140-3 states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in FSP 140-3 are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that FSP 140-3’s purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting.  FSP 140-3 will be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied.

Currently, the Company records such assets and the related financing gross on its consolidated statements of financial condition, and the corresponding interest income and interest expense gross on its consolidated statements of operations. However, in a transaction in which securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale for the seller or a purchase for the Company under the provisions of FAS 140.  In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. The Company has not completed its evaluation of the impact of FSP 140-3, but the Company may be precluded from presenting the assets gross on the Company’s consolidated statements of financial condition and may be instead required to treat the Company’s net investment in such assets as a derivative.  If it is determined that these transactions should be treated as derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market on the consolidated statements of operations.  This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on the Company’s consolidated financial statements.  The Company’s cash flows and liquidity would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company does not expect the adoption of FSP 140-3 to have a material impact on its financial condition and cash flows.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On February 14, 2008, the FASB decided to indefinitely defer the effective date of this SOP.

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

The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying loans as Controlling Class.  The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. As a result, the Company does not consolidate these entities.

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

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”).  FAS 140-4 and FIN 46(R)-8 amends FAS No. 140, to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about its involvement with variable interest entities. The FSP is effective for reporting periods ending after December 15, 2008.  The adoption of the additional disclosure requirements of FAS 140-4 and FIN 46(R)-8 did not materially impact the Company’s consolidated financial statements.

Convertible Debt Instruments

In May 2008, FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) was issued. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and as long as the conversion option is “indexed to the Company’s own stock” as defined in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted. The FSP is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company is currently evaluating the impact of adopting FSP APB 14-1 on the consolidated financial statements.  The retrospective impact of adopting FSP APB 14-1 to diluted EPS for common shares in 2007 and 2008 is a decline of less than $0.01 in each year resulting from an increase in interest expense.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year’s presentation.

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include highly liquid cash instruments with quoted prices such as agency securities, listed equities and money market securities, as well as listed derivative instruments.  The Company does not include any financial instruments in Level 1.

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

Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.  Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities.  The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available.  In these cases and for CDO liabilities, management uses broker quotes as being indicative of fair values, but management ultimately determines the fair values recorded in the financial statements. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument.  The Company has classified these assets and liabilities as Level 3 as of December 31, 2008 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.  The Company’s financial assets that were classified as Level 3 due to market inactivity consist primarily of commercial real estate securities.  The Company’s financial liabilities that were classified as Level 3 consist primarily of long-term liabilities used to finance the commercial real estate securities. Market activity for commercial real estate securities and long-term liabilities declined dramatically from 2007 to 2008 due to the ongoing turmoil in the credit markets. New issuance volume for commercial real estate securities was a record $230 billion in 2007. For the year ended 2008, new issuance volume for commercial real estate securities was $12.2 billion, a 95% decline from prior year activity. The secondary market activity for CMBS and long-term liabilities that were used to finance such securities similarly declined significantly in 2008 with minimal trading activity for investment grade commercial real estate securities and no trading activity for non-investment grade CMBS. Based on the guidance in paragraph 28 of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, the Company determined there were very few transactions for similar assets and liabilities and no specific transactions for the Company’s assets and liabilities and prices among brokers who make a market in this sector have varied significantly. The Company concluded that the market was inactive based on the items above as well as the fact that transactions for these assets and liabilities did not occur with sufficient frequency and volume to provide pricing information at the measurement date and on an ongoing basis. The Company continues to monitor the activity of the market to determine if the market becomes active. If in the future transactions for these assets and liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis, the Company will re-evaluate the classification of these financial instruments as Level 3.

The estimated fair value of the Company’s commercial real estate securities and related long-term liabilities is determined by reference to index pricing and market prices provided by dealers who make a market in these financial instruments. The Company uses index pricing for these assets and liabilities because this is the method most commonly used by the market for these types of assets and liabilities.

A decline in trading volume as noted above has resulted in reduced liquidity for the Company’s financial instruments. The quotes received from these dealers are only indicative of estimated fair value and do not necessarily represent what the Company would receive in an actual trade. The Company performs an additional analysis to validate the prices received from dealers.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread to a particular index.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.

The Company utilizes this process to validate the prices received from dealers and adjustments are made as deemed necessary by management to capture current market information. The spread information available in the market captures the illiquidity in the market for these assets and liabilities which is evidenced by the difference between the present value of the loss adjusted cash flows for a particular security and the price received from the dealer for this security. Over the past eighteen months, the Company has continued to see declines in the prices received from dealers for these assets and liabilities and continued to see market information indicating that spreads for these assets and liabilities have continued to widen as a result of market illiquidity.

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of December 31, 2008. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$-	$-	$257,982	$257,982
Investment grade CMBS	-	-	677,533	677,533
RMBS	-	-	787	787
Derivative instruments	-	929,632	-	929,632
Investments in equity of subsidiary trusts*	-	-	384	384
Total	$-	$929,632	$936,686	$1,866,318
* Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$-	$-	$18,411	$18,411
Senior unsecured convertible notes	-	-	24,960	24,960
Junior unsecured notes	-	-	5,726	5,726
Junior subordinated notes	-	-	12,643	12,643
CDOs	-	-	564,661	564,661
Derivative instruments	-	1,018,927	-	1,018,927
Total	$-	$1,018,927	$626,401	$1,645,328

The following table presents the changes in Level 3 assets for the year ended December 31, 2008:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior subordinated notes
Balance at January 1, 2008	$1,028,153	$1,245,998	$10,183	$3,135
Net purchases (sales)	(3,312)	(123,991)	(9,426)	-
Net transfers in (out)	-	-	-	-
Gains (losses) included in earnings	(762,288)	(442,692)	30	(2,751)
Losses included in OCI (1)	(4,572)	(1,781)	-	-
Balance at December 31, 2008	$257,981	$677,534	$787	$384
Amount of total gains (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 (2)	$(742,325)	$(442,426)	$(26)	$(2,751)
Amount of total gains for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 (3)	$(20,472)	$(10,967)	$-	$-
(1) The Company has a foreign subsidiary that has the Euro as its functional currency.  Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2) Recorded in “unrealized loss on securities-held-for trading” on the consolidated statements of operations.
(3) Recorded in “foreign currency gain (loss)” on the consolidated statements of operations.

The following table presents the changes in Level 3 liabilities for the year ended December 31, 2008:

	CDOs	Senior unsecured notes	Senior unsecured convertible notes	Junior unsecured notes	Junior subordinated notes
Balance at January 1, 2008	$1,598,502	$114,473	$70,186	$44,833	$103,312
Paydowns	(62,553)	-	-	-	-
Net transfers in (out)	-	-	-	-	-
Gains included in earnings	(952,316)	(96,062)	(45,226)	(39,107)	(90,669)
Gains included in OCI (1)	(18,972)	-	-	-	-
Balance at December 31, 2008	$564,661	$18,411	$24,960	$5,726	$12,643
Amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at December 31, 2008 (2)	$(949,238)	(96,062)	(45,226)	(35,507)	(90,669)
Amount of total losses for the year included in earnings attributable to the change in unrealized gains relating to liabilities still held at December 31, 2008 (3)	$-	$-	$-	$(3,600)	$-
(1) The Company has a foreign subsidiary that has the Euro as its functional currency.  Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
 (2) Recorded in “unrealized gain on liabilities” on the consolidated statements of operations.
(3) Recorded in “foreign currency gain (loss)” on the consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  The following table presents the asset carried on the consolidated statements of financial condition by caption and by level within the FAS 157 valuation hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008:

	Level 1	Level 2	Level 3
Commercial mortgage loans(1)	$-	$-	$89,228
Total assets at fair value on a nonrecurring basis	$-	$-	$89,228

(1)
The Company recorded a provision for loan loss in the amount of $165,928 for the year ended December 31, 2008.  There is a specific loan loss provision related to eight loans with a principal balance of $224,774 and accrued interest of $2,506 as well as a general loan loss provision of $21,033. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans”.

Fair Value Option

On January 1, 2008, the Company adopted FAS 159 which provides an option to elect fair value as an alternative measurement for selected financial assets or liabilities not previously recorded at fair value.  The fair value option was elected for these assets and liabilities to align the measurement attributes of both the assets and liabilities while mitigating volatility in stockholders’ equity from using different measurement attributes.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of January 1, 2008:

	Carrying Value at January 1, 2008	Transition Adjustment to Distributions in Excess of Earnings	Carrying Value at January 1, 2008 (After Adoption of FAS 159)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
Liability issuance costs	35,137	(35,137)	-
Senior unsecured notes	(162,500)	48,027	(114,473)
Senior unsecured convertible notes	(80,000)	9,814	(70,186)
Junior unsecured notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
Junior subordinated notes	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)
Cumulative effect of the adoption of the fair value option		$122,988

(1) Prior to January 1, 2008, the majority of the Company’s securities were classified as available-for-sale and carried at fair value.  Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

Note 4          SECURITIES HELD-FOR-TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading.  This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities.  For the years ended December 31, 2008 and 2007, respectively, $1,189,965 and $1,508 were recorded as unrealized losses on the securities and is included in unrealized loss on securities held-for-trading on the consolidated statements of operations.  The estimated fair value of securities held-for-trading at December 31, 2008 and 2007 is summarized as follows:

Security Description	December 31, 2008	December 31, 2007
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$433,225	$15,924
Non-investment grade rated subordinated CMBS	143,400	450
Non-rated subordinated CMBS	22,280	929
CMBS interest only securities (“CMBS IOs”)	4,085	-
Credit tenant leases	20,175	-
Investment grade REIT debt	155,864	-
CDO investments - investment grade	1,920	-
CDO investments - non-investment grade	24,176	-
Total CMBS	805,125	17,303

RMBS:
Residential CMOs	387	472
Hybrid adjustable rate mortgages (“ARMs”)	400	429
Total RMBS	787	901
Total U.S. dollar denominated	805,912	18,204

Non-U.S. Dollar Denominated:
Investment grade CMBS	62,264	-
Non-investment grade rated subordinated CMBS	59,854	-
Non-rated subordinated CMBS	8,272	-
Total non-U.S. dollar denominated	130,390	-
Total securities held-for-trading	$936,302	$18,204

At December 31, 2008, an aggregate of $904,491 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings. There were no securities held-for-trading pledged to secure collateralized borrowings at December 31, 2007.

The CMBS held by the Company include subordinated securities collateralized by fixed and adjustable rate commercial and multifamily mortgage loans.  The CMBS provide credit support to the more senior classes of the related commercial securitization.  Cash flow from the mortgages underlying the CMBS generally is allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow.  Any remaining cash flow is allocated generally among the other CMBS classes in order of their relative seniority.  To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the most subordinated CMBS class will bear this loss first.  To the extent there are losses in excess of the most subordinated class’ stated entitlement to principal and interest, the remaining CMBS classes will bear such losses in order of their relative subordination.

At December 31, 2008 and 2007, the anticipated weighted average unlevered yield based on the adjusted cost of the Company’s entire subordinated CMBS portfolio was 16.33% and 10.53% per annum, respectively, and of the Company’s other securities held-for-trading was 7.45% and 6.7% per annum, respectively.  The Company’s anticipated yields to maturity on its subordinated CMBS and other securities held-for-trading are based on a number of assumptions that are subject to certain business and economic uncertainties and contingencies.  Examples of these include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, recoveries, liquidations and related expenses), the pass-through or coupon rate and interest rate fluctuations.  Additional factors that may affect the Company’s anticipated yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.  As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

Note 5          SECURITIES AVAILABLE-FOR-SALE

As noted previously, there are no securities classified as available-for-sale at December 31, 2008.  The amortized cost and estimated fair value of U.S. dollar denominated and non-U.S. dollar denominated securities available-for-sale at December 31, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Dollar Denominated:
Commercial real estate securities:
Investment grade CMBS	$743,790	$32,475	$(25,192)	$751,073
Non-investment grade rated subordinated CMBS	761,103	24,255	(155,670)	629,688
Non-rated subordinated CMBS	130,940	1,331	(22,719)	109,552
Credit tenant leases	23,867	1,082	-	24,949
CMBS IOs	14,725	1,190	-	15,915
Investment grade REIT debt	247,602	3,664	(5,171)	246,095
Multifamily agency securities	36,815	547	(239)	37,123
CDO investments	67,470	20,711	(38,551)	49,630
Total CMBS	2,026,312	85,255	(247,542)	1,864,025

RMBS:
Agency adjustable rate securities	1,196	-	(3)	1,193
Residential CMOs	76	79	-	155
Hybrid ARMs	7,991	-	(57)	7,934
Total RMBS	9,263	79	(60)	9,282
Total U.S. dollar denominated	2,035,575	85,334	(247,602)	1,873,307

Non-U.S. Dollar Denominated:
Investment grade CMBS	153,384	2,837	(4,689)	151,532
Non-investment grade rated subordinated CMBS	217,046	6,406	(11,018)	212,434
Non-rated subordinated CMBS	27,772	1,211	(126)	28,857
Total non-U.S. dollar denominated	398,202	10,454	(15,833)	392,823
Total securities available-for-sale	$2,433,777	$95,788	$(263,435)	$2,266,130

At December 31, 2007, an aggregate of $2,209,820 in estimated fair value of the Company’s securities available-for-sale was pledged to secure its collateralized borrowings.

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

During 2007, the Company sold securities available-for-sale for total proceeds of $605,281, resulting in a gross realized gain of $8,025 and a gross realized loss of $(13,742).  This loss was from the sale of the majority of the Company’s CMBS IOs and multifamily agency securities.  The loss was caused by higher Treasury rates since the time of purchase.  In addition, the Company incurred a charge of $1,514 related to the impairment of remaining CMBS IOs and multifamily agency securities that were not sold during the year which is included in loss on impairments of assets on the consolidated statements of operations.  During 2006, the Company sold securities available-for-sale for total proceeds of $236,945, resulting in a gross realized gain of $30,884 and a gross realized loss of $(1,852).  The Company sold the securities with unrealized losses prior to maturity due to changes in the underlying collateral which were expected to significantly impact the market value of the securities.

Note 6          COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at December 31, 2008 and 2007:

	Loan Outstanding				Weighted Average
	December 31, 2008		December 31, 2007		Yield
Property Type	Amount	%	Amount	%	2008	2007

U.S.
Retail	$52,584	6.8%	$52,209	5.3%	9.6%	9.6%
Office	45,227	5.9	45,640	4.6	10.3	10.3
Multifamily(1)	77,083	9.9	174,873	17.8	10.3	9.7
Storage	31,989	4.1	32,307	3.3	9.1	9.1
Land(2)	-	-	25,000	2.5	-	9.6
Hotel	12,481	1.6	12,208	1.2	13.0	10.9
Other Mixed Use	3,984	0.5	3,983	0.5	8.5	8.5
Total U.S.	223,348	28.8	346,220	35.2	10.1	9.7
Non U.S.
Retail(3)	256,069	33.0	278,669	28.3	9.1	8.9
Office(4)	202,797	26.1	238,691	24.3	9.1	8.8
Multifamily(5)	36,903	4.8	41,403	4.2	9.0	8.6
Storage	37,304	4.8	51,272	5.2	9.5	9.5
Industrial(6)	12,359	1.6	17,274	1.8	10.7	10.6
Hotel	2,794	0.4	5,016	0.5	11.0	10.1
Other Mixed Use	4,166	0.5	4,842	0.5	10.3	9.0
Total Non U.S.	552,392	71.2	637,167	64.8	9.3	8.9
Total loans	775,740	100.0%	983,387	100.0%	9.5%	9.2%
General loan loss reserve	(21,033)		-
Total	$754,707		$983,387

(1)  Net of a loan loss reserve of $98,664 at December 31, 2008.
(2) Net of a loan loss reserve of $25,000 at December 31, 2008.
(3) Net of a loan loss reserve of $299 at December 31, 2008.
(4) Net of a loan loss reserve of $17,614 at December 31, 2008.
(5) Net of a loan loss reserve of $1,434 at December 31, 2008.
(6) Net of a loan loss reserve of $239 at December 31, 2008.

As of December 31, 2008, the Company’s loans had the following maturity characteristics:

Year of initial maturity *	Number of loans maturing	Current carrying value	% of total
2008(1)	1	$25,689	3.3%
2009	-	-	-
2010	3	24,827	3.2
2011	15	247,232	31.9
2012	16	164,680	21.2
2013	8	144,901	18.7
Thereafter	15	168,411	21.7
Total	58	$775,740	100.0%
* Does not include potential extension options.
(1) In default as of 12/31/08

Activity for the year ended December 31, 2008 was as follows:

Book Value
Balance at December 31, 2007	$983,387
Investments in commercial mortgage loans	2,286
Proceeds from repayment of mortgage loans	(23,853)
Provision for loan loss	(164,283)
Foreign currency translation	(49,882)
Discount accretion, net	7,052
Balance at December 31, 2008	$754,707

The Company recorded a provision for specific loan losses of $144,895 for the year ended December 31, 2008.  This provision relates to eight loans with an aggregate principal balance of $224,774 and accrued interest of $2,506.  The first is a $25,000 loan secured by land in California which required a provision totaling $25,190 (includes accrued interest of $190).  The second is a $20,500 mezzanine loan secured by a 1,802 unit apartment complex located in New York City which required a provision totaling $12,150.  The third loan is a €32,087 ($44,602) junior mezzanine loan secured by a portfolio of office buildings in the Netherlands which required a provision totaling €9,790 ($13,609).  The fourth is a $20,189 subordinate mortgage loan secured by a portfolio of apartment communities located in Houston, Texas which required a provision totaling $20,927 (includes accrued interest of $770). The fifth is a $50,000 senior mezzanine loan secured by a portfolio of apartment communities located in Phoenix, Arizona which required a provision totaling $50,955 (includes accrued interest of $621). The sixth is a $9,729 subordinate mortgage loan secured by a portfolio of apartment communities located in Austin, Texas which required a provision of $9,787 (includes accrued interest of $64). The seventh is a $23,600 subordinate mezzanine loan secured by a portfolio of apartment buildings located in San Francisco, CA which required a provision totaling $6,300. The eighth is a €22,412 ($31,154) mezzanine loan secured by a portfolio of properties located throughout Germany which required a provision totaling €4,300 ($5,977).  The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company does not believe the full collectability of the loans is probable.

The Company recorded a general loan loss reserve of $21,033 for the year ended December 31, 2008 based on its formula-based method as more fully described in Note 2, “Significant Accounting Policies – Allowance for Loan Losses.”

On December 12, 2008, the Company received a letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC in which the Staff provided written comments on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company responded to the most recently issued SEC correspondence on March 17, 2009.  Currently, two comments remain open. One comment relates to a general loan loss reserve for the Company’s commercial real estate loans.  The Company has provided additional information regarding its conclusions reached relating to a general loan loss reserve.

Changes in the reserve for loan losses were as follows:

Reserve for loan losses, December 31, 2007	$-
Reserve for loan losses- specific (including accrued interest of $1,645)	144,895
Reserve for loan losses- general	21,033
Reserve for loan losses, December 31, 2008	$165,928

Note 7          COMMERCIAL MORTGAGE LOAN POOLS

During the second quarter of 2004, the Company acquired subordinated CMBS in a trust establishing a Controlling Class interest.  This Controlling Class CMBS did not qualify as a QSPE because the special servicer has more discretion over sales of defaulted loans than is typically permitted to qualify as a QSPE.

Over the life of the commercial mortgage loan pools, the Company reviews and updates its loss assumptions to determine the impact on expected cash flows to be collected.  A decrease in estimated cash flows will reduce the amount of interest income recognized in future periods and would result in an impairment charge recorded on the consolidated statements of operations.  An increase in estimated cash flows will increase the amount of interest income recorded in future periods.

Note 8          IMPAIRMENTS - CMBS

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

2008

During 2008 the market value of the Company’s CMBS declined significantly. Due to changes in the timing and extent of credit losses expected, the Company increased the loss assumptions on its Controlling Class CMBS from 1.3% to 1.8% of the total underlying loan pools.  For the year ended December 31, 2008, changes in loss assumptions on the Company’s 2005 through 2007 vintage Controlling Class CMBS required an impairment totaling $456,620.  At January 1, 2008, the Company’s subordinated Controlling Class CMBS portfolio had a total adjusted purchase price of $881,475 and a loss adjusted yield of 10.41%.  At December 31, 2008, the Company had reduced the adjusted issue price of those same securities to $509,071 and currently records a loss adjusted yield of 17.99%.

2007

For 2007, changes in timing of assumed credit loss and prepayments on fourteen CMBS required an impairment charge totaling $9,634.  The Company also increased its underlying loss expectations for one below investment grade European CMBS during 2007, resulting in an additional impairment charge of $1,321.  In addition, the Company incurred a charge of $1,514 related to the impairment of its remaining high credit quality securities because similar securities were sold at a loss during the third quarter of 2007 and the Company could not demonstrate its ability and intent to hold remaining securities to forecasted recovery.  During the quarter ended December 31, 2007, 70 of the Company’s Controlling Class CMBS with an aggregate adjusted purchase price of $408,201 experienced a weighted average yield increase of 58 basis points, and 30 Controlling Class CMBS with an aggregate adjusted purchase price of $182,941 experienced a weighted average yield decrease of 12 basis points.

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

Note 9       EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the year ended December 31, 2008:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2007	$1,636	$97,762	$9,350	$-	$-	$108,748
Contributions to investments	-	-	-	1,351	30,872	32,223
Equity earnings (loss)	77	(55,398)	-	(903)	2,593	(52,631)
Foreign currency translation	-	-	-	-	(3,622)	(3,622)
Return of capital	-	(3,206)	-	-	-	(3,206)
Distributions of earnings	-	-	-	-	(1,644)	(1,644)
Balance at December 31, 2008	$1,713	$39,158	$9,350	$448	$28,199	$78,868
* The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting. The Company invested $3,300 in the Dynamic India Fund IV in the fourth quarter of 2007 that did not settle until the first quarter of 2008.

At December 31, 2008, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”).  The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II”, and collectively with Carbon I, the “Carbon Funds”) at December 31, 2008.  Collectively, the Carbon Funds are private commercial real estate income opportunity funds managed by the Manager. See Note 17 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties”.  The Company’s investment period in Carbon I expired on July 12, 2004.

The following table summarizes the loan investments held by the Carbon Funds at December 31, 2008 and 2007:

	Weighted Average
	December 31, 2008		December 31, 2007		Yield
Property Type	Amount	%	Amount	%	2008	2007
U.S.
Retail	$11,560	2.6%	$58,162	8.7%	7.1%	8.1%
Office	69,229	15.5	181,495	27.2	7.6	9.7
Multifamily	185,209	41.5	189,152	28.4	11.5	12.1
Residential	6,580	1.5	12,000	1.8	-	0.1
Land	45,000	10.1	45,000	6.8	6.5	11.4
Hotel	128,671	28.8	180,298	27.1	6.9	12.0
Total loans(1)	446,250	100.0%	666,107	100.0%	8.8%	10.8%
General loan loss reserve	(4,838)		-
Total	$441,412		$666,107

(1) Net of a loan loss provision of $237,090.

On December 22, 2005, the Company entered into an $11,000 commitment to acquire shares of Dynamic India Fund IV.  At December 31, 2008, the Company’s capital committed was $11,000, of which $9,350 had been drawn.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”).  AHR JV invests in U.S. CMBS rated higher than BB. As of December 31, 2008, the carrying value of the Company’s investment in AHR JV was $448.  The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.  AHR JV is managed by the Manager.  See Note 17 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties”.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). As of December 31, 2008, the carrying value of the Company’s investment in AHR International JV was $28,199. AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager.  See Note 17 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties”.  The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse.  RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP.  In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

Combined summarized financial information of the unconsolidated equity investments of the Company is as follows:

	December 31,
	2008	2007
Combined Statements of Financial Condition:
Commercial mortgage loans, net	$419,979	$666,101
Securities available-for-sale, at fair value	18,578	23,500
Real estate property, at fair value	30,721	43,221
Other assets	24,666	64,990
Total assets	$493,944	$797,812

Secured borrowings	$278,239	$414,467
Other liabilities	2,042	5,474
Stockholders’ equity	213,663	377,871

Total liabilities and stockholders’ equity	$493,944	$797,812

The Company’s share of equity	$70,776	$99,398

	For the year ended December 31,
	2008	2007	2006
Combined Statements of Operations:
Income	$65,499	$109,094	$95,470

Expenses
Interest expense	15,813	41,654	42,483
Operating expenses	(5,041)	26,317	22,506

Total expenses	10,772	67,971	64,989

Realized/unrealized gain (loss)	(10,140)	117,738	57,677
Provisions for loan losses	(255,835)	(6,326)	-

Net income (loss)	$(211,248)	$152,535	$88,158

The Company’s share of net (loss) income	$(52,373)	$32,093	$27,431

Note 10        SECURITIZATION TRANSACTIONS, TRANSFER OF FINANCIAL ASSETS, QUALIFIED SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Securitization Transactions

The Company has completed seven securitization transactions related to commercial real estate securities and loans.  The Company achieved sale treatment for transfers to two of these special purpose entities (“SPEs”), Anthracite 2004-HY1 Ltd. (“CDO HY1”) and Anthracite 2005-HY2 Ltd. (“CDO HY2”), which also qualify as QSPEs as they meet the necessary criteria regarding the types of assets they may hold and the range of discretion they may exercise in connection with the assets they hold.  The determination of whether a SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. See Note 2 of the consolidated financial statements, “Significant Accounting Policies”, for further information on QSPEs.

The portfolios of CDO HY1 and CDO HY2 consist primarily of non-investment grade CMBS. The Company is in the first loss position and controls the foreclosure/workout process. The following table presents the total assets (unpaid principal amount) as of December 31, 2008 and 2007 of CDO HY1 and CDO HY2 to which the Company has transferred assets and received sale treatment:

	For the Year Ended December 31,
	2008	2007
Investment grade CMBS	$57,087	$57,675
Investment grade REIT debt	42,885	42,885
CMBS rated BB+ to B	165,081	167,529
CMBS rated B- or lower	502,740	523,382
Total	$767,793	$791,471

Cash flows received on retained interests	$14,442	$27,266

The key economic assumptions used to determine the estimated fair value of the retained interests at December 31, 2008 and 2007 are the underlying projected future cash flows to be received. Those cash flows include estimates of future credit losses on loans that comprise the underlying collateral for the retained interests. Once a set of cash flows has been determined, a discount rate is applied to those cash flows to calculate the net present value of the cash flows. There has been a great degree of instability in the current markets and making such estimates has been difficult and fluid. The Company reviews the market data and specific loan criteria to determine the best estimate for these assumptions using specific underlying collateral data as well as information on particular borrowers.

The discount rate used to net present value the cash flows is determined by reference to yields on non-investment grade CMBS because the underlying collateral for the retained interest is a pool of non-investment grade CMBS. The discount rate for the retained interest is typically higher than the yield on the non-investment grade CMBS to reflect the market perception that the retained interest has increased risk as compared to a single non-investment grade security.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the Company’s retained interests and the sensitivity of this fair value to immediate adverse changes in those assumptions:

	December 31,
	2008	2007
Fair value of retained interest	$16,176	$35,055
Weighted average life (years)	3.9	5.1
Anticipated credit losses
Impact of the Company’s loss assumptions	$13,120	$28,423
Impact of doubling the Company’s loss assumptions	$10,953	$17,372
Discount rate	95.7%	40.7%
Impact of 10% increase in discount rate	$11,989	$22,819
Impact of 20% increase in discount rate	$11,037	$19,137

When measuring the fair value of the retained interests, the Company estimates credit losses and the timing of losses for each loan underlying the CMBS.  The securities comprising the retained interests are predominately first loss CMBS with the lowest or no ratings assigned by the credit rating agencies.  These securities not only absorb the first losses of all the mortgages underlying each transaction they are also the last to receive principal payments, if any. Therefore any cash from principal paydowns received will not flow to the benefit of the owners of these securities. In the current environment prepayments of mortgages has virtually halted. The Company does not believe it is reasonable to project that prepayments of underlying mortgages will have any significant effect on the cash flows of these securities and therefore on the value or cash flows on the retained interests.  At December 31, 2008 and 2007, the amortized costs of the retained interests were $14,259 and $61,205, with an estimated fair value of $16,176 and $35,055, respectively, based on key economic assumptions.

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

Transfer of Financial Assets Accounted for as a Secured Borrowing

The transfer of financial assets accounted for as secured borrowings consists of the five Company securitization transactions in which the Company was the transferor of CMBS and commercial mortgage loans. The following table presents information about the assets transferred in connection with the secured borrowings that continue to be recognized in the Company’s statement of financial position as of December 31, 2008 and 2007:

Assets:	2008	2007
Investment grade CMBS	$443,469	$768,670
Investment grade REIT debt	155,773	226,059
CMBS rated BB+ to B	120,935	466,564
CMBS rated B- or lower	13,022	54,342
CDO investment	1,920	3,390
Credit tenant lease	20,175	24,949
Total (at estimated fair value)	755,294	1,543,974
Commercial mortgage loans (at amortized cost)	439,286	464,456
Total	$1,194,580	$2,008,430

Liabilities:
CDOs (at estimated fair value in 2008)	$564,661	$1,823,328

The assets above are restricted soley to satisfy the related liabilities of the specific entity.

Qualified Special Purpose Entities

In addition to the retained interest described above, the Company also holds interests in 38 U.S. and Canadian dollar denominated Controlling Class CMBS that were purchased in connection with the Company’s commercial real estate investing activities and qualify as QSPEs. The estimated fair value of the U.S. and Canadian dollar denominated Controlling Class CMBS that qualify as QSPE’s were approximately $312,477 and $977,054 as of December 31, 2008 and 2007, respectively.  The underlying collateral for the Company’s U.S. and Canadian dollar denominated Controlling Class CMBS is comprised of 4,480 commercial mortgage loans with a total balance of $57,048,888.  The Company maintains the right to control the foreclosure/workout process of the underlying loans.

The Company also holds interests in eight European and two Japanese Controlling Class CMBS in which it maintains the right to control the foreclosure/workout process of the underlying loans.  The estimated fair values of the European Controlling Class CMBS that qualify as QSPEs were approximately $35,875 and $101,211 at December 31, 2008 and 2007, respectively.  The underlying collateral for the European Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $7,477,760 at December 31, 2008.  The estimated fair values of the Japanese Controlling Class CMBS that qualify as QSPEs were approximately $4,845 and $20,969 at December 31, 2008 and 2007, respectively.  The underlying collateral for the Japanese Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $26,034 at December 31, 2008.

The Company also owns all of the preferred equity and a debt security of LEAFs CMBS I Ltd. (“LEAF”).  LEAF is a CDO and its underlying collateral for the structure is $2,674,875 and $2,930,665 of investment grade CMBS as of December 31, 2008 and December 31, 2007, respectively.  At December 31, 2008 and 2007, the estimated fair value of LEAF on the Company’s consolidated statements of financial condition was $9,920 and $14,576, respectively.

Variable Interest Entities

FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both as a result of holding variable interests.  The Company consolidates entities of which it is the primary beneficiary. For those entities deemed to be QSPEs, the Company does not consolidate the entity.

The Company is involved with two entities that the Company has deemed to be VIEs, one in which the Company is the primary beneficiary and one in which the company holds a significant variable interest. The Company’s variable interests in these VIEs include debt and equity interests.  The Company does not have any future obligation to provide financial support to these entities.  The Company’s involvement with VIEs arises from:

1)
A Controlling Class CMBS that did not qualify as a QSPE because the special servicer has more discretion over sales of defaulted loans than is typically permitted to qualify as a QSPE.  The Company is the primary beneficiary and consolidates the VIE.  The Company’s maximum exposure to loss associated with the Company’s investment in this entity is $22,301 and $21,698 as of December 31, 2008 and 2007, respectively.  The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statement of financial condition related to this VIE at December 31, 2008 was $1,022,105 and $999,804, respectively.  The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statement of financial condition related to this VIE at December 31, 2007 was $1,240,793 and $1,219,095, respectively.  The assets of the consolidated VIE may only be used to settle the obligation of the VIE and creditors of the consolidated VIE have no recourse beyond the VIE’s assets.  The assets associated with this VIE are included in commercial mortgage loan pools and the liabilities are included in secured by pledge of commercial loan pools on the consolidated statements of financial condition.

2)
A 10% significant variable interest in AHR JV in which substantially all of the economics of the entity are absorbed by one other investor, but for which the Company has a 50% voting right. The Company’s maximum exposure to loss associated with AHR JV as of December 31, 2008 was $448 related to its equity investment. This amount is included in equity investments on the consolidated statements of financial condition. The Company did not have an investment in AHR JV as of December 31, 2007. The total assets of AHR JV at December 31, 2008 were $4,479.

Note 11        REAL ESTATE, HELD-FOR-SALE

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, specifies that long-lived assets to be disposed by sale, which meet certain criteria, should be classified as real estate held-for-sale and measured at the lower of its carrying amount or fair value less costs to sell.  In addition, depreciation is not recorded on real estate held-for-sale.

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

Note 12        BORROWINGS

The Company’s borrowings consist of: reverse repurchase agreements; credit facilities, including facilities structured as repurchase agreements, that are secured by various Company assets, CDOs; senior unsecured notes, including senior unsecured convertible notes; junior unsecured notes, including junior subordinated notes issued in connection with trust preferred securities; and commercial mortgage loan pools.

Information with respect to the Company’s borrowings at December 31, 2008 is summarized as follows:

Borrowing Type	Carrying Value	Adjusted Issuance Price	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Credit facilities (1)	$480,332	$480,332	4.7%	1.1 years	$450,271
Commercial mortgage loan pools	999,804	999,804	4.2%	4.7 years	1,022,105
CDOs (2)	564,661	1,743,161	6.8%	4.6 years	1,046,584
Senior unsecured notes (2)	18,411	162,500	7.6%	8.3 years	Unsecured
Senior unsecured convertible notes (2)	24,960	80,000	11.8%	18.7 years	Unsecured
Junior unsecured notes (2)	5,726	69,502	6.6%	13.3 years	Unsecured
Junior subordinated notes (2)	12,643	180,477	7.6%	27.1 years	Unsecured
Total borrowings	$2,106,537	$3,715,776	6.0%	5.9 years	$2,518,960
(1) Includes $4,584 of borrowings related to commercial mortgage loan pools.
(2) As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value.  Changes in fair value are recorded in unrealized gain on liabilities on the consolidated statements of operations.  For the year ended December 31, 2008, the Company recorded an unrealized gain of $1,219,779 due to the reduction of the fair value of such liabilities.

At December 31, 2008, the Company’s borrowings had the following remaining maturities:
Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)	$25,104	$40,253	$25,104	$389,872	$-	$-	$480,332
Commercial mortgage loan pools (2)	-	85,630	62,807	103,035	172,170	576,162	999,804
CDOs (2)	287	16,561	37,791	341,302	755,682	591,537	1,743,161
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior unsecured convertible notes (3)	-	-	-	-	-	80,000	80,000
Junior unsecured notes	-	-	-	-	-	69,502	69,502
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total borrowings	$25,391	$142,443	$125,702	$834,208	$927,852	$1,660,179	$3,715,776
(1) Includes $4,584 of borrowings related to commercial mortgage loan pools.
(2) Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3) Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Information with respect to the Company’s borrowings at December 31, 2007 is summarized as follows:
Borrowing Type	Carrying Value	Adjusted Issuance Price	Weighted average borrowing rate	Weighted average remaining maturity	Estimated fair value of assets pledged
Reverse repurchase agreements	$80,119	$80,119	5.4%	7 days	$93,116
Credit facilities (1)	671,601	671,601	6.1	1.2 years	969,140
Commercial mortgage loan pools	1,219,095	1,219,095	3.9	4.9 years	1,240,793
CDOs	1,823,328	1,823,328	6.1	4.8 years	2,014,047
Senior unsecured notes	162,500	162,500	7.6	9.3 years	Unsecured
Senior unsecured convertible notes	80,000	80,000	11.8	19.7 years	Unsecured
Junior unsecured notes	73,103	73,103	6.6	14.3 years	Unsecured
Junior subordinated notes	180,477	180,477	7.6	28.1 years	Unsecured
Total borrowings	$4,290,223	$4,290,223	5.7%	6.4 years	$4,317,096

(1)	Includes $6,128 of borrowings related to commercial mortgage loan pools.

At December 31, 2007, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Reverse repurchase agreements	$80,119	$-	$-	$-	$-	$-	$80,119
Credit facilities (1)	-	-	261,892	409,709	-	-	671,601
Commercial mortgage loan pools (2)	-	17,932	44,270	368,433	130,683	657,777	1,219,095
CDOs (2)	-	16,736	16,433	149,544	548,800	1,091,815	1,823,328
Senior unsecured notes	-	-	-	-	-	162,500	162,500
Senior unsecured convertible notes	-	-	-	-	-	80,000	80,000
Junior unsecured notes	-	-	-	-	-	73,103	73,103
Junior subordinated notes	-	-	-	-	-	180,477	180,477
Total borrowings	$80,119	$34,668	$322,595	$927,686	$679,483	$2,245,672	$4,290,223
(1) Includes $6,128 of borrowings related to commercial mortgage loan pools.
(2) Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.

Debt Covenants

Due to the significant net loss it incurred in the fourth quarter of 2008, current market conditions, its liquidity position and the uncertain outcome of the Company’s ongoing negotiations with its secured credit facility lenders as of the date of this report, the Company was unable to conclude, by the time of the due date of this report, that it has sufficient sources of liquidity to fund operations for the next twelve months.  In conjunction with the Company’s current inability to make such conclusion, the Company’s independent registered public accounting firm issued an opinion on the Company’s consolidated financial statements that states substantial doubt exists as to the Company’s ability to continue as a going concern.

Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters  and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date.  The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants.  On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009.  In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility.  As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450.  On March 17, 2009, Holdco 2 waived this breach until April 1, 2009.  Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest reinvestment tests.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders.  As part of the Company’s ongoing discussions with this lender and the other secured credit facility lenders, the Company has been negotiating to have the margin call waived in consideration of certain agreements to be made by the Company.  On March 17, 2009, the lender waived this event of default until April 1, 2009.

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company's secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities.  In connection with the waivers, the Company has agreed to pay $6 million to each of Morgan Stanley and Bank of America and $3 million to Deutsche Bank.

As discussed and for the reasons stated above, if the Company were unable to obtain permanent waivers or extensions of the waivers from its secured credit facility lenders on or before April 1, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures.  In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately.  The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

In addition to the covenants under the Company’s secured facilities, certain of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs.  The Company’s first three CDOs contain certain interest coverage and overcollateralization tests.  At December 31, 2008, these CDOs were in compliance with all such tests.  The Company’s three CDOs designated as its high yield (“HY”) series do not have any compliance tests.  A significant test in Euro CDO is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral.  In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest reinvestment test.  As a result of Euro CDO’s failure to satisfy these tests, half of each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is cured.  However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.  As of December 31, 2008, the Company’s other applicable CDOs met all coverage tests.

Credit Facilities and Reverse Repurchase Agreements

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. Outstanding borrowings bear interest at a LIBOR-based variable rate. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.  From time to time, the Company may be required to provide additional collateral or fund margin calls.  The Company received and funded margin calls and amortization payments totaling $82,570 during 2007, $216,969 during 2008, and $17,056 since January 1, 2009.

The following table summarizes the Company’s credit facilities at December 31, 2008 and 2007.

		December 31, 2008			December 31, 2007
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity(4)	Facility Amount	Total Borrowings	Unused Borrowing Capacity

Bank of America, N.A. and Banc of America Mortgage Capital Corporation (1)	9/18/10	$275,000	$127,889	$-	$275,000	$211,088	$63,912
Deutsche Bank, AG, Cayman Islands Branch (2)	7/08/10	83,570	83,570	-	200,000	174,186	25,814
Bank of America, N.A.(3)	9/17/10	100,000	44,009	-	100,000	87,706	12,294
Morgan Stanley Bank (3)	2/17/10	300,000	194,864	-	300,000	198,621	101,379
BlackRock Holdco 2, Inc. (1)	3/05/10	39,356	30,000	-	-	-	-
		$797,926	$480,332	$-	$875,000	$671,601	$203,399
(1) USD only.
(2) Multicurrency (USD and Non-USD).
(3) Non-USD only.
(4) The Company can no longer draw on facilities due to amendments to the Bank of America, N.A. loan agreements and a decline in the loan collateral in the case of BlackRock Holdco 2, Inc.

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

On February 15, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility until February 7, 2009.  In connection with the extension, certain financial covenants were added or modified so that: (i) the Company is required to have a minimum debt service coverage ratio (as defined in the related guaranty) of 1.4 to 1.0 for any calendar quarter, (ii) the Company’s tangible net worth may not decline 20% or more from its tangible net worth as of the last business day in the third month preceding such date, (iii) the Company’s tangible net worth may not decline 40% or more from its tangible net worth as of the last business day in the twelfth month preceding such date, (iv) the Company’s tangible net worth may not be less than the sum of $400,000 plus 75% of any equity offering proceeds received from and after February 15, 2008, (v) at all times, the ratio of the Company’s total recourse indebtedness to tangible net worth may not be greater than 3:1, (vi) on any date the Company’s liquid assets (as defined in the related guaranty) may not at any time be less than 5% of its mark-to-market indebtedness (mark-to-market indebtedness is defined under the related guaranty generally to mean short-term liabilities that have a margin call feature and as of December 31, 2008 amounted to $480,332) and (vii) cumulative income cannot be less than one dollar for two consecutive quarters.  Morgan Stanley Bank can require the Company to fund margin calls in the event the lender determines the value of the underlying assets have declined in value.

On December 31, 2008, Morgan Stanley Bank extended its $300,000 non-USD facility agreement (the “Agreement”) until February 17, 2010.  Pursuant to the Agreement, the Applicable Margin (as defined in the Agreement) on outstanding borrowings increased to 3.50%, a Borrowing Base Deficiency (as defined in the Agreement) was satisfied and the Company will no longer be entitled to request new borrowings under the Agreement after the effectiveness of the Agreement. The Agreement also incorporated ongoing amortization payments, an upfront balance reduction of $15,000 and a second balance reduction payment of $15,000 required by August of 2009. The Company is required to use all cash flow from collateral under the Agreement to make ongoing amortization payments.  In connection with the extension of the facility (including but not limited to the satisfaction of a margin call under the Agreement), the Company posted additional assets as collateral under the Agreement comprised of notes and debt in an aggregate principal amount of €99,600 ($138,449). The Company may be required in the future to make additional prepayments or post additional collateral pursuant to the Agreement.  Certain financial covenants were added or modified so that: (i) on any date, the Company’s tangible net worth may not be less than the sum of $550,000 plus 75% of any equity offering proceeds from and after December 31, 2008, (ii) the Company’s total indebtedness to tangible net worth may not be greater than 2.5:1 and (iii) the Company may not make, modify, amend or supplement any covenant to any that is more restrictive on the Company without providing the same covenant to Morgan Stanley Bank.

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

On August 7, 2008, Bank of America, N.A. extended its USD and non-USD facilities until September 18, 2010. In connection with the extension, certain financial covenants were added or modified to conform to more restrictive covenants contained in other credit facilities. Also in connection with the extension, the Company (i) made amortization payments totaling $31,000 on various dates through September 30, 2008, and (ii) is required to make monthly installment payments of $2,250 commencing October 15, 2008 until March 15, 2010 under the non-USD facility and $2,250 per month commencing April 15, 2010 and ending at maturity under the USD facility. Bank of America, N.A, can require the Company to fund margin calls in the event the lender determines the value of the underlying collateral has declined.

To satisfy a margin call of $11,582 made in October 2008 by Bank of America under its credit facilities, the Company agreed with Bank of America to increase the Company’s monthly installment payments from $2,250 to $3,250 commencing November 15, 2008 through March 15, 2010 under its non-USD facility and commencing April 15, 2010 through September 18, 2010 under its USD facility.

On January 28, 2009, the Company and Bank of America N.A. amended its agreements. The Company can no longer draw on additional funds under both Bank of America facilities.

On February 29, 2008, the Company entered into a binding loan commitment letter (the “Commitment Letter”) with BlackRock Holdco 2, Inc. (“Holdco 2”), pursuant to the terms of which Holdco 2 or its affiliates (together, the “Lender”) committed to provide a revolving credit loan facility (the “BlackRock Facility”) to the Company for general working capital purposes.  Holdco 2 is a wholly-owned subsidiary of BlackRock, Inc., the parent of BlackRock Financial Management, Inc., the Manager of the Company.

On March 7, 2008, the Company and Holdco 2 entered into the BlackRock Facility.  The BlackRock Facility had a term of 364 days with two 364-day extension periods, subject to the Lender’s approval.  The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II.  The maximum principal amount of the BlackRock Facility is the lesser of $60,000 or an amount determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. At December 31 2008, based on the fair market value of the Carbon II shares on a mark-to-market basis, the maximum principal amount of the BlackRock Facility has declined to $39,356 and the Company has remaining unused borrowing capacity of $3,352.  As of February 28, 2009, the maximum principal amount from the BlackRock Facility declined to approximately $24,840 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility.  Due to the current value of Carbon II and the amount of the Company’s outstanding borrowings under the BlackRock Facility, the Company is currently not able to make new borrowings under this facility.  All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

The BlackRock Facility initially bore interest at a variable rate equal to LIBOR or prime plus 2.5%.  The fee letter, dated February 29, 2008, between the Company and Holdco 2, sets forth certain terms with respect to fees.  Amounts borrowed under the BlackRock Facility may be repaid and reborrowed from time to time.  The Company, however, has agreed to use commercially reasonable efforts to obtain other financing to replace the BlackRock Facility and reduce the outstanding balance.

The terms of the BlackRock Facility give the Lender the option to purchase from the Company the shares of Carbon II that serve as collateral for the BlackRock Facility, up to the BlackRock Facility commitment amount, at a price equal to the fair market value (as determined by the terms of the BlackRock Facility agreement) of those shares, unless the Company elects to prepay outstanding loans under the BlackRock Facility in an amount equal to the Lender’s desired purchase price and reduce the BlackRock Facility’s commitment amount accordingly, which may require termination of the BlackRock Facility.  If the Lenders were to purchase portions of Carbon II in this manner, the BlackRock Facility’s commitment amount will be reduced by the purchase price and the purchase price paid will be applied to repay any outstanding loans under the BlackRock Facility as if the Company had prepaid the loans. The balance of the share amount available after such repayment, if any, will be paid to the Company.

On April 8, 2008, the Company repaid $52,500 to Holdco 2, representing all then-outstanding borrowings under the BlackRock Facility. On July 28, 2008, the Company reborrowed $30,000 under the BlackRock Facility which was outstanding at December 31, 2008.  On January 9, 2009, the Company borrowed an additional $3,450 from Holdco 2.

On December 22, 2008, Holdco 2 agreed to renew the BlackRock Facility until March 5, 2010. In addition, the interest rate was increased by 1% to LIBOR or prime plus 3.5%. The Company paid an extension fee of $150 to the Manager in relation to this extension.

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

CDOs

On May 23, 2006, the Company issued nine tranches of secured debt through its sixth CDO (“CDO HY3”).  In this transaction, a wholly owned subsidiary of the Company issued secured debt in the par amount of $417,000 secured by the subsidiary’s assets.  The adjusted issue price of the CDO HY3 debt at December 31, 2008 was $321,533. Three tranches were issued at a fixed rate coupon and six tranches were issued at a floating rate coupon with a combined weighted average remaining maturity of 6.07 years at December 31, 2008.  All floating rate coupons were swapped to fixed rate coupons resulting in a total fixed rate cost of funds for CDO HY3 of approximately 7.1%.  CDO HY3 was structured to match fund the cash flows from a significant portion of the Company’s CMBS and commercial real estate loans.  The par amount at December 31, 2008 of the collateral securing CDO HY3 consisted of 74.9% CMBS rated B or higher and 25.1% commercial real estate loans.  At December 31, 2008, the collateral securing CDO HY3 had a fair value of $143,102.

On December 14, 2006, the Company closed its seventh CDO (“Euro CDO”).  The Euro CDO sold €263,500 of non-recourse debt at a weighted average spread to Euro Libor of 60 basis points.  The €263,500 consists of €251,000 of investment grade debt at a weighted average spread to Euro Libor of 50 basis points and €12,500 of below investment grade debt.  The Company retained an additional €12,500 of below investment grade debt and all of Euro CDO’s preferred shares.  The Company incurred €3,489 of issuance costs that will be amortized over the weighted average life of the Euro CDO.  At December 31, 2008, the collateral securing The Euro CDO had a fair value of $209,412.

Senior Unsecured Notes (Recourse)

In October 2006, the Company issued $50,000 principal amount of 7.22% Senior Notes due 2016 and $25,000 principal amount of 7.20% Senior Notes due 2016.  The weighted average cost of funds for the notes is 7.21%.  The 7.22% Senior Notes have a final maturity date of October 30, 2016 and the 7.20% Senior Notes have a final maturity date of December 30, 2016.  The Company, at its option, may redeem the notes in whole only at the optional redemption prices set forth in the notes.  The indentures governing the notes also include covenants that restrict the Company’s ability to take certain action if an event of default has occurred and is continuing and that restrict the amount of subordinated debt the Company may issue.

In May 2007, the Company issued $50,000 principal amount of fixed-to-floating rate senior notes due July 30, 2017 and, in June 2007, the Company issued $37,500 principal amount of fixed-to-floating rate senior notes due July 30, 2017.  The notes bear interest at a weighted average fixed rate of 7.92% until July 30, 2012 and thereafter at a rate equal to 3-month LIBOR plus 2.55%.  On any interest payment date on or after July 30, 2012, the Company, at its option, may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  In addition, before July 30, 2012, the Company, at its option, may redeem the notes in whole only upon the occurrence and during the continuation of certain special tax and investment company events at a redemption price equal to 105% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  The indentures governing the notes also include covenants that restrict the Company’s ability to take certain action if an event of default has occurred and is continuing.  The indentures also contain a covenant that requires the Company to maintain, as of the end of each fiscal quarter during which the notes are outstanding, a minimum tangible net worth of $400,000 and a debt-to-total capitalization ratio of 95% or less.

Senior Unsecured Convertible Notes (Recourse)

On August 29, 2007 and September 10, 2007, the Company issued a total of $80,000 aggregate principal amount of 11.75% Convertible Senior Notes due 2027.  The notes bear interest at a rate of 11.75% per annum and are convertible only under certain conditions, including a 20-day period of trading above $14.02 per share, as adjusted.  The initial conversion rate of 92.7085 shares of Common Stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $10.79 per share) represented a premium of 17.5% to the last reported sale price of the Company’s Common Stock on August 23, 2007 of $9.18.

Holders of convertible senior notes have the right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022 for a cash price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest to but excluding the repurchase date.  No notes may be repurchased by the Company at the option of the holders if there has occurred and is continuing an event of default with respect to the notes, other than a default in the payment of the repurchase price with respect to the notes.

On or after September 1, 2012, the Company, at its option, may redeem the notes in whole or in part at a cash redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the redemption date.  In addition, at any time, the Company, at its option, may redeem the notes in whole only to preserve its status as a REIT at 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the redemption date.

Junior Unsecured Notes (Recourse)

In April 2007, the Company issued €50,000 aggregate principal amount of floating rate junior subordinated notes due April 30, 2022.  The notes bear interest at a rate equal to 3-month Euribor plus 2.60%.  On any interest payment date on or after April 30, 2012, the Company, at its option, may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  In addition, at any time, the Company, at its option, may redeem the notes in whole only upon the occurrence and during the continuation of certain special tax and investment company events at a redemption price equal to 107.5% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  The indentures governing the notes also include covenants that restrict the Company’s ability to take certain action if an event of default has occurred and is continuing.  The indentures also contain covenants that require the Company to maintain, as of the end of each fiscal quarter, a debt service coverage ratio of not less than 1.20:1.0 and not sell unsecured debt securities substantially similar to the notes unless certain conditions have been satisfied.

Junior Subordinated Notes to Subsidiary Trusts Issuing Preferred Securities (Recourse)

On January 31, 2006, Anthracite Capital Trust II, a Delaware statutory trust (“Trust II”) and wholly owned subsidiary of the Company, issued $50,000 aggregate liquidation amount of trust preferred securities.  Each trust preferred security represents an undivided beneficial interest in the assets of Trust II.  The only assets of Trust II are the fixed-to-floating rate junior subordinated notes issued by the Company to Trust II.  The notes have a stated maturity date of April 30, 2036 and bear interest at a fixed rate of 7.73% until April 30, 2016 and thereafter at a rate equal to three-month LIBOR plus 2.70%.  On any interest payment date on or after April 30, 2011, the Company, at its option, may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  In addition, before April 30, 2011, the Company, at its option, may redeem the notes in whole only upon the occurrence and during the continuation of certain special tax and investment company events at a redemption price equal to 107.5% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  Trust II also issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common securities of Trust II, to the Company for a purchase price of $1,550.  The Company realized net proceeds from the offering of the trust preferred securities and the sales of the junior subordinated notes to Trust II of approximately $48,491.

On March 16, 2006, Anthracite Capital Trust III, a Delaware statutory trust (“Trust III” and, together with Trust I and Trust II, the “Trusts”) and wholly owned subsidiary of the Company, issued $50,000 aggregate liquidation amount of trust preferred securities.  Each trust preferred security represents an undivided beneficial interest in the assets of Trust III.  The only assets of Trust III are the fixed-to-floating rate junior subordinated notes issued by the Company to Trust III.  The notes have a stated maturity date of March 30, 2036 and bear interest at a fixed rate of 7.77% until March 30, 2016 and thereafter at a rate equal to three-month LIBOR plus 2.70%.  On any interest payment date on or after March 30, 2011, the Company, at its option, may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  In addition, before March 30, 2011, the Company, at its option, may redeem the notes in whole only upon the occurrence and during the continuation of certain special tax and investment company events at a redemption price equal to 107.5% of the principal amount of the notes plus accrued and unpaid interest to but excluding the date fixed as the redemption date.  Trust III also issued $1,547 aggregate liquidation amount of common securities, representing 100% of the voting common securities of Trust III, to the Company for a purchase price of $1,547.  The Company realized net proceeds from the offering of the trust preferred securities and the sales of the junior subordinated notes to Trust III of approximately $48,435.

The Trusts used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Company’s junior subordinated notes.  The terms of the junior subordinated notes are substantially similar to the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness of the Company and certain other financial obligations of the Company.

The Company’s interests in the Trusts are accounted for using the equity method and the assets and liabilities of the Trusts are not consolidated into the Company’s financial statements.  Interest on the junior subordinated notes is included in interest expense on the consolidated statements of operation while the common securities are included as a component of other assets on the Company’s consolidated statements of financial condition.

Note 13	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value

Cash and cash equivalents	-	$33,668	$33,668	-	$123,652	$123,652
Securities available-for-sale	-	-	-	-	2,266,130	2,266,130
Securities held-for-trading	-	936,302	936,302	-	18,204	18,204
Commercial mortgage loan pools(1)		1,018,927	1,018,927	-	1,240,793	1,240,793
Commercial mortgage loans	-	754,707	555,536	-	983,387	973,750
Secured borrowings	-	480,332	480,332	-	751,721	751,721
CDO borrowings	-	564,661	564,661	-	1,823,328	1,598,526
Commercial mortgage loan pool borrowings(1)	-	999,804	999,804	-	1,219,094	1,219,094
Senior unsecured notes	-	18,411	18,411	-	162,500	114,473
Senior convertible notes	-	24,960	24,960	-	80,000	70,186
Junior unsecured notes	-	5,726	5,726	-	73,103	44,833
Junior subordinated notes	-	12,643	12,643	-	180,477	103,312
Currency forward contracts	-	4,530	4,530	-	4,041	4,041
Currency swap agreements	-	(612)	(612)	-	(2,093)	(2,093)
Interest rate swap agreements	1,291,798	(99,249)	(99,249)	2,605,194	(39,347)	(39,347)
LIBOR cap	85,000	53	53	85,000	195	195

(1) Represents a controlling class CMBS that is consolidated for accounting purposes (see Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”). On an unconsolidated basis, the fair market value of the net equity is $6,166 and $14,744 at December 31, 2008 and 2007, respectively.

Notional amounts are a unit of measure specified in a derivative instrument.  See Note 2 of the Consolidate Financial Statements, “Significant Accounting Policies”, “Valuation of Financial Instruments”, for a discussion of the valuation methodology used by the Company.

Note 14	CONVERTIBLE REDEEMABLE PREFERRED STOCK

At December 31, 2008, the Company had 90,874,178 authorized and un-issued shares of preferred stock.

On April 4, 2008, the Company issued $23,375 of 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock (the “Series E-1 Preferred Stock”), $23,375 of 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock (the “Series E-2 Preferred Stock”) and $23,375 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock (the “Series E-3 Preferred Stock” and, together with the Series E-1 Preferred Stock and Series E-2 Preferred Stock, the “Series E Preferred Stock”).  Aggregate net proceeds to the Company were $69,839.  The holder of each of the three series of Series E Preferred Stock has the right to convert the preferred stock into Common Stock at $7.49 per share (a 12% premium to the closing price Common Stock on March 28, 2008, the pricing date).

On or after April 4, 2012, the holder of Series E-1 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder’s shares of Series E-1 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On or after April 4, 2013, the holder of Series E-2 Preferred Stock has the right to require, at its option, the Company to repurchase all of such holder’s shares of Series E-2 Preferred Stock, in whole but not in part, for cash, at a repurchase price equal to the liquidation preference of $1,000 per share, plus all accumulated but unpaid dividends thereon.

On June 20, 2008, the holder of all outstanding 12% Series E-3 Cumulative Convertible Redeemable Preferred Stock exercised its right to convert its shares into 3,119,661 shares of Common Stock.  In connection with the conversion, the Company paid the holder $390 for accumulated but unpaid dividends and fractional shares remaining after conversion in accordance with the terms of the Series E-3 Preferred Stock.

The holder is a subsidiary of a fund managed by an affiliate of Credit Suisse. Whenever dividends on the preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), then the holder of the Series E Preferred Stock, together with the holders of the Company’s Series C and Series D Preferred Stock which rank equally with the Series E Preferred Stock, will be entitled to elect a total of two additional directors to the Company’s Board of Directors in addition to the one director appointed to the Board at consummation of this transaction.

Note 15	PREFERRED STOCK

On February 12, 2007, the Company issued $86,250 of 8.25% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), including $11,250 of Series D Preferred Stock sold to underwriters pursuant to an over-allotment option.  Net proceeds from the offering were $83,259.

The redemption provisions of the Series C & D Cumulative Redeemable Preferred Stock (“Preferred Stock”) are as follows:

1)
The Preferred Stock has no stated maturity date and the Company is not required to redeem the shares at any time. The Company has the option to redeem the Preferred Stock after an agreed-upon date (Series C is May 29, 2008 and Series D is February 12, 2012). On or after such date, the Company may redeem the Preferred Stock, in whole or in part, for cash at $25.00 per share, plus accumulated and unpaid dividends, if any.

2)	The Preferred Stock is not subject to any sinking fund that contains dollars set aside for redemption.
3)	The Preferred Stock is not subject to any mandatory redemption by the holder.
4)	The Preferred Stock cannot be converted into any other securities.

In accordance with Rule 5-02.28 of Regulation S-X and Emerging Issues Task Force (“EITF”) Topic D-98, the Company concluded that the Preferred Stock should be classified as permanent equity.

Note 16	COMMON STOCK

The following table summarizes Common Stock transactions for the years ended December 31, 2008 and 2007:
	2008		2007
	Shares	Net Proceeds	Shares	Net Proceeds
Dividend Reinvestment and Stock Purchase Plan (the “Dividend Reinvestment Plan”)	241,585	$1,401	327,928	$3,087
Sales agency agreement	5,386,125	35,784	147,700	1,723
Director compensation	81,958	286	5,000	42
Management and incentive fees*	2,083,503	9,619	220,440	2,657
Incentive fees – stock based*	700,864	3,089	289,155	3,470
Series E-3 preferred stock conversion	3,119,661	23,289	-	-
Private transaction (see details below)	3,494,021	23,154	-	-
Follow-on offerings	-	-	5,750,000	62,412
Share repurchase	-	-	(1,307,189)	(12,100)
Total	15,107,717	$96,622	5,433,034	$61,291
•	See Note 17 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties, for a further description of the Company’s Management Agreement.

In conjunction with the Company’s issuance of the Series E Preferred Stock on April 4, 2008, the Company also issued 3,494,021 shares of Common Stock, for $6.69 per share, resulting in net proceeds of $23,154.

On June 12, 2007, the Company completed a follow-on offering of 5,750,000 shares of the Common Stock at a price of $11.75, which included a 15% option to purchase additional shares exercised by the underwriter.  Net proceeds (after deducting underwriting fees and expenses) were approximately $62,412.

Utilizing a portion of the net proceeds from the convertible senior notes offering, the Company repurchased 1,307,189 shares of Common Stock on August 29, 2007 with a value of $12,100.

The following table summarizes dividends declared and paid by the Company for the years ended December 31, 2008, 2007 and 2006:

Year	Dividend Declared	Dividend Declared per Share	Paid in Current Year	Paid in Subsequent Year
2008	$65,928	$0.92	$65,928	$-
2007	$74,082	$1.19	$55,104	$18,979	(1)
2006	$66,017	$1.15	$49,246	$16,771	(2)

(1) Paid on January 31, 2008
(2) Paid on February 1, 2007

Dividends related to 2008, 2007 and 2006 were 100% ordinary income.

Note 17	TRANSACTIONS WITH THE MANAGER AND CERTAIN OTHER PARTIES

The Company has a Management Agreement, an administration agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors.  Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company.  For performing certain of these services, the Company pays the Manager under the Management Agreement a base management fee equal to 0.375% for the first $400 million in average total stockholders’ equity; 0.3125% for the next $400 million of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800 million for the applicable quarter.

The Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company’s Common Stock ($10.55 per common share at December 31, 2008) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company’s Common Stock outstanding during the applicable quarterly period. The Management Agreement provides that the incentive fee payable to the Manager will be subject to a rolling four-quarter high watermark.

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the 2008 Management Agreement, and the parties entered into the First Amendment and Extension as of such date.

For the full one-year term of the renewed contract, the Manager has agreed to receive all management fees and any incentive fees in Common Stock subject to (i) the Common Stock continuing to be listed on the NYSE and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained. If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained, such fees will be payable in cash.  The Company’s unaffiliated directors and the Manager may also mutually agree to defer the payment of any management fee and incentive fee, in whole or in part.  Such deferred fees will be payable in cash unless the Company’s unaffiliated directors and the Manager mutually agree otherwise.

The Common Stock issued and to be issued to the Manager has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold by the Manager except pursuant to an effective registration statement or an exemption from registration.  For example, the Manager may sell such shares pursuant to Rule 144 under the Securities Act subject to compliance with the terms of such rule, including the six-month holding period.

The following is a summary of management and incentive fees incurred for the years ended December 31, 2008, 2007, and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Management fee	$11,919	$13,468	$12,617
Incentive fee	11,879	5,645	5,919
Incentive fee- stock based	1,128	2,427	2,761
Total management and incentive fees	$24,926	$21,540	$21,297

At December 31, 2008, 2007, and 2006, respectively, management and incentive fees of $9,666 (payable in Common Stock), $7,067, and $8,989 remain payable to the Manager and are included on the consolidated statements of financial condition as a component of other liabilities.

The Company has administration and accounting services agreements with the Manager.  Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company.  Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company.  For the years ended December 31, 2008, 2007, and 2006, the Company paid administration and accounting service fees of $920, $473, and $234, respectively, which are included in general and administrative expense on the consolidated statements of operations.

The special servicer for 33 of the Company’s 39 Controlling Class trusts is Midland, a wholly owned indirect subsidiary of PNC Bank, and therefore a related party to the Manager.  The Company’s fees for Midland’s services are at market rates.

As disclosed in Note 11 of the consolidated financial statements, “Borrowings”, on March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock, Inc. BlackRock, Inc. is the parent of the Manager.

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

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager.  The Carbon I investment period ended on July 12, 2004 and the carrying value of the Company’s investment in Carbon I at December 31, 2008 was $1,713.  The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I.  At December 31, 2008, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager.  The final obligation to fund capital of $13,346 was called on July 13, 2007.  At December 31, 2008, the carrying value of the Company’s investment in Carbon II was $40,416.  The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II.  At December 31, 2008, the Company owned approximately 26% of the outstanding shares in Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV.  AHR JV invests in U.S. CMBS rated higher than BB.  As of December 31, 2008, the carrying value of the Company’s investment of AHR JV was $448.  AHR JV is managed by the Manager.  The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in AHR International JV. As of December 31, 2008, the carrying value of the Company’s investment in AHR International JV was $28,199.  AHR International JV invests in non-U.S. commercial mortgage loans and is managed by the Manager.  The other shareholder in AHR International JV, RECP, is managed by or otherwise associated with an affiliate of Credit Suisse.  RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP.

During 2000, the Company completed the acquisition of CORE Cap, Inc.  At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”).  The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers.  As a result the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc.  The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager for services to be performed an amount equal to the remaining Installment Payment less the sum of all payments made by the Manager to GMAC.  At December 31, 2008, the Installment Payment is $2,000 payable over two years.  The Company is not required to accrue for this contingent liability.

Note 18	STOCK PLANS

The Company has adopted a stock option plan (the “1998 Stock Option Plan”) that provides for the grant of both qualified incentive stock options that meet the requirements of Section 422 of the Code and non-qualified stock options, stock appreciation rights and dividend equivalent rights.  Stock options may be granted to the Manager, directors and officers of the Company and directors, officers and key employees of the Manager and to any other individual or entity performing services for the Company.

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

The following table summarizes information about options outstanding under the 1998 Stock Option Plan:

	2008		2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	1,312,401	$14.96	1,392,151	$14.98	1,417,851	$14.87
Exercised	-	-	-	-	(24,700)	8.45
Retired	1,302,401	15.01	79,750	15.34	(1,000)	11.81
Outstanding at December 31	10,000	$9.11	1,312,401	$14.96	1,392,151	$14.98

Options exercisable at December 31	10,000	$9.11	1,312,401	$14.96	1,392,151	$14.98

The following table summarizes information about options outstanding under the 1998 Stock Option Plan at December 31, 2008:

Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Options Exercisable
$8.44	8,000	0.2	8,000
11.81	2,000	5.4	2,000
$8.44-$11.81	10,000	1.3	10,000

There were no options granted in 2008, 2007 or 2006.  Shares of Common Stock available for future grant under the 1998 Stock Option Plan at December 31, 2008 were 2,157,653.

The Company adopted the 2006 Stock Award and Incentive Plan (the “2006 Stock Plan”) which enables a committee of the Board of Directors of the Company to make discretionary grants of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards to selected employees and independent contractors of the Company and its subsidiaries and of the Manager, and to the Manager.

A total of 2,816,927 shares of the Common Stock are reserved for issuance under the 2006 Stock Plan.  Shares issued under the 2006 Stock Plan may be authorized but unissued shares.  If any shares of Common Stock subject to an award granted under the 2006 Stock Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of Common Stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares of Common Stock will again be available for awards under the 2006 Stock Plan.  The 2006 Stock Plan will terminate on February 24, 2016.

The following table summarizes shares that have been issued under the 2006 Stock Plan during 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Net Proceeds	Shares	Net Proceeds	Shares	Net Proceeds
Management and incentive fees	513,503	$1,315	220,440	$2,657	189,077	$2,100
lncentive fees - stock based	316,320	2,116	289,155	3,470	-
Director compensation	81,958	285	5,000	42	5,000	64
Total shares issued	911,781	$3,716	514,595	$6,169	194,077	$2,164

Shares of Common Stock available for future grant under the 2006 Stock Plan at December 31, 2008 were 1,196,474.

The Company adopted the 2008 Manager Equity Plan (the “2008 Manager Equity Plan”) under which the Company issues Common Stock to the Manager as payment of specified fees earned by the Manager under the Company’s Management Agreement.  A total of 1,570,000 shares of Common Stock are reserved for issuance under the 2008 Manager Equity Plan. Shares issued under the Plan may be authorized but unissued shares of Common Stock or authorized and issued shares of Common Stock held in the Company’s treasury.  The 2008 Manager Equity Plan will terminate on May 15, 2018.   At December 31, 2008, all of the 1,570,000 available shares had been issued to the Manager (resulting in net proceeds of $8,309).

Note 19	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under FAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated statements of financial condition at estimated fair value.  If the derivative is designated as a cash flow hedge, the effective portions of any change in the estimated fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized on the consolidated statements of operations when the hedged item affects earnings.  Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings.  If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

The Company uses interest rate swaps to manage exposure to variable cash flows on portions of its borrowings under reverse repurchase agreements, credit facilities and the floating rate debt of its CDOs and as trading derivatives intended to offset changes in estimated fair value related to securities held as trading assets.  On the date on which the derivative contract is entered, the Company designates the derivative as either a cash flow hedge or a trading derivative.

The reverse repurchase agreements bear interest at a LIBOR-based variable rate.  Increases in the LIBOR rate could negatively impact earnings.  The interest rate swap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

Interest rate swap agreements contain an element of risk in the event that the counterparties to the agreements do not perform their obligations under the agreements.  The Company minimizes its risk exposure by entering into agreements with parties rated at least A or better by credit rating agencies.  Furthermore, the Company has interest rate swap agreements established with several different counterparties in order to reduce the risk of credit exposure to any one counterparty.  Management does not expect any counterparty to default on their obligations.

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

Occasionally, counterparties will require the Company or the Company will require counterparties to provide collateral for the interest rate swap agreements in the form of margin deposits.  Such deposits are recorded as a component of other assets, other liabilities or restricted cash.  Should the counterparty fail to return deposits paid, the Company would be at risk for the value of that asset.  At December 31, 2008 and 2007, respectively, the balance of such net deposits pledged to counterparties as collateral under these agreements totaled $33,579 and $35,965 and are recorded as a component of other assets on the consolidated statements of financial condition.

2008
At December 31, 2008, the Company had interest rate swaps with notional amounts aggregating $87,573 designated as cash flow hedges of borrowings under credit facilities.  Cash flow hedges with an estimated fair value of $4,579 were included in derivative liabilities on the consolidated statements of financial condition.  For the year ended December 31, 2008, the net change in the estimated fair value of the interest rate swaps was a decrease of $8,981, of which $189 was deemed ineffective and is included as a reduction of interest expense and $9,170 was recorded as a reduction of OCI.  At December 31, 2008, the $87,573 of notional swaps designated as cash flow hedges had a weighted average remaining term of 3.0 years.

During the year ended December 31, 2008, the Company terminated five of its interest rate swaps with a notional amount of $168,500 that were designated as cash flow hedges of borrowings under reverse repurchase agreements and credit facilities.  Prior to the dedesignation discussed below, the Company expected to reclassify the $18,253 loss in value from OCI to interest expense over approximately 7.6 years, which was the weighted average remaining term of the swaps at the time they were closed out.

During the third quarter of 2008, the Company extended two of its credit facilities. In connection with the extension of the credit facilities, there was a reduction in the balance of the Company’s 90-day repurchase agreements and the forecasted transactions related to certain balances in OCI for interest rate swaps that had been hedging 90-day repurchase agreements were no longer probable of occurring.  As a result, the Company reclassified $(7,084) out of OCI which is included in dedesignation of derivative instruments on the consolidated statements of operations.  This amount was previously being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed.  At December 31, 2008, the Company had, in aggregate, $11,570 of net losses related to terminated swaps recorded in OCI.  For the year ended December 31, 2008, $2,403 and $7,084 were reclassified as an increase to interest expense and other gain (loss), respectively, on the consolidated statements of operations and $2,557 is expected to be reclassified as an increase to interest expense over the next twelve months.

On January 1, 2008, the Company dedesignated CDO interest rate swaps which were previously classified as hedging swaps with notional amounts aggregating $875,548 as trading derivatives.  The Company will reclassify the $25,410 loss in value from OCI to interest expense over 8.3 years.  For the year ended December 31, 2008, $4,155 was reclassified as an increase to interest expense and $5,176 will be reclassified as an increase to interest expense over the next twelve months.

At December 31, 2008, the Company had interest rate swaps with notional amounts aggregating $1,204,225 designated as trading derivatives.  Trading derivatives with an estimated fair value of $3,994 were included in derivative assets on the consolidated statements of financial condition and trading derivatives with an estimated fair value of $92,681 were included in derivative liabilities on the consolidated statements of financial condition.  For the year ended December 31, 2008, the net change in estimated fair value for these trading derivatives was a decrease of $66,299 which is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.  At December 31, 2008, the $74,748 notional of swaps designated as trading derivatives had a weighted average remaining term of 4.8 years.

At December 31, 2008, the Company had a forward LIBOR cap with a notional amount of $85,000 and an estimated fair value of $53 which is included in derivative assets, and the reduction in estimated fair value related to this derivative of $142 for the year ended December 31, 2008 is included as a component of gain (loss) in securities held-for-trading on the consolidated statements of operations.

2007
During 2007, the Company sold a majority of its high credit quality, liquid securities. The sales of these securities and margin calls resulted in a significant reduction in 90-day repurchase agreements. As a result of the reduction in the balance of 90-day repurchase agreements, the forecasted transactions in relation to certain interest rate swaps that were hedging 90-day repurchase agreements were deemed probable of not occurring.  As a result, the Company reclassified $10,899 out of OCI which is included in gain (loss) on sale of available-for-sale securities on the consolidated statements of operations. Of this amount, $5,369 was previously recorded in OCI and was being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. The balance of $5,530 relates to gains associated with interest rate swaps that were closed in the third quarter of 2007.

At December 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,107,048 designated as cash flow hedges of borrowings under reverse repurchase agreements and the floating rate debt of its CDOs which had a weighted average remaining term of 6.4 years.  Cash flow hedges with an estimated fair value of $2,721 are included in derivative instrument assets on the consolidated statements of financial condition and cash flow hedges with an estimated fair value of $40,777 are included in derivative instrument liabilities on the consolidated statements of financial condition.  This liability was collateralized with $14,860 of restricted cash equivalents recorded on the Company’s consolidated statements of financial condition.  For the year ended December 31, 2007, the net decrease in the estimated fair value of the interest rate swaps was $35,145, of which $488 was deemed ineffective and is included as an increase of interest expense and $34,657 was recorded as a decrease of OCI.

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

At December 31, 2007, the Company had interest rate swaps with notional amounts aggregating $1,498,146 designated as trading derivatives which had a weighted average remaining term of 1.9 years.  Trading derivatives with an estimated fair value of $615 are included in derivative instrument assets on the consolidated statements of financial condition and trading derivatives with a fair value of $1,906 are included in derivative instrument liabilities on the consolidated statements of financial condition.  For the year ended December 31, 2007, the net decrease in the fair value for these trading derivatives was a $1,295 and is included as an addition to loss on securities held-for-trading on the consolidated statements of operations.

At December 31, 2007, the Company had a forward LIBOR cap with a notional amount of $85,000 and a fair value of $195 that is included in derivative instrument assets on the consolidated statements of financial condition.  The change in estimated fair value related to this derivative is included as a component of gain (loss) on securities held-for-trading on the consolidated statements of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries.  Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) on the consolidated statements of operations.  Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) on the consolidated statements of operations.  These contracts are recorded at their estimated fair value at December 31, 2008 and are included in derivative instruments on the consolidated statement of financial conditions.  The Company recorded foreign currency gain of $3,268, $6,272, and $2,161 for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign currency agreements at December 31, 2008 and 2007 consisted of the following:

	At December 31, 2008
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(30,236)	-	8.3 years
CDO currency swaps	29,624	-	8.6 years
Forwards	4,530	-	30 days
Total	$3,918

	At December 31, 2007
	Estimated Fair Value	Unamortized Cost	Average Remaining Term
Currency swaps	$(12,060)	-	7.5 years
CDO currency swaps	9,967	-	9.9 years
Forwards	4,041	-	23 days
Total	$1,948

Consistent with SFAS No. 52, Foreign Currency Translation (“FAS 52”), FAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation.  The Company may use foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary.  In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within OCI.  For the year ended December 31, 2008, the foreign currency translation loss included in accumulated OCI was $8,608. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and any ineffective portion of net investment hedges is recorded in income.

As of January 2009, the Company no longer uses various currency instruments to hedge the capital portion of its foreign currency risk.  The Company discontinued the use of such instruments in an effort to avoid cash outlays on the mark to market of these instruments.  The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other.

Note 20	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized approximately $2,409 in income tax reserves related to uncertain tax positions during the year ended December 31, 2008.  These uncertain tax positions have affected the Company’s effective tax rate.

The following table presents the total amounts of unrecognized tax liabilities:

	2008	2007
Balance at January 1	$-	$-
Additions for tax positions of prior years	(488)	-
Reductions for tax positions of prior years	-	-
Additions based on tax positions related to current year	(1,921)	-
Lapse of statute of limitations	-	-
Settlements	-	-
Foreign exchange translation	-	-
Balance at December 31	$(2,409)	$-

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax liabilities noted above, the Company accrued interest of $35 during the year ended December 31, 2008.

The Company files tax returns in multiple U.S jurisdictions, including New York state and New York City, as well as foreign jurisdictions. The tax years after 2004 remain open to U.S. federal, state, local, and foreign income tax examinations,

Note 21	NET INTEREST INCOME

The following is a presentation of the Company net interest income for the year ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Interest Income:
Interest from securities	$205,813	$198,561	$178,893
Interest from commercial mortgage loans	90,904	69,981	41,773
Interest from commercial mortgage loan pools	49,522	52,037	52,917
Interest from cash and cash equivalents	2,930	5,857	2,403
Total interest income	349,169	326,436	275,986
Interest Expense	215,302	241,000	212,388
Net interest income	$133,866	$85,436	$63,598

Note 22	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share (“FAS 128”). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents.  The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of preferred stock is calculated using the “if converted” method.

	For the year ended December 31,
	2008	2007	2006
Numerator:
Numerator for basic earnings per share	$(210,878)	$72,320	$75,079
Interest expense on convertible senior notes	-	-	-
Dividends on Series E convertible preferred stock	-	-	-
Numerator for diluted earnings per share	(210,878)	72,320	75,079

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	71,171,455	61,136,269	57,182,434
Dilutive effect of stock options	-	1,684	2,364
Assumed conversion of convertible senior notes	-	-	-
Assumed conversion of Series E convertible preferred stock	-	-	-
Dilutive effect of stock based incentive fee	-	237,240	216,866
Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	71,171,455	61,375,193	57,401,664

Basic net income per weighted average common share:	$(2.96)	$1.18	$1.31

Diluted net income per weighted average common stock and common stock equivalents:	$(2.96)	$1.18	$1.31

Total anti-dilutive stock options and warrants excluded from the calculation of net income per share were 10,000, 1,304,401 and 1,380,151 for the years ended December 31, 2008, 2007 and 2006, respectively.

Total anti-dilutive shares related to convertible senior notes and Series E convertible preferred stock excluded from the calculation of diluted net income per share were 12,692,829 and 2,458,680 for the years ended December 31, 2008 and 2007, respectively.  Total anti-dilutive interest expense related to convertible senior notes and Series E convertible preferred stock excluded from the calculation of diluted net income per share was $14,167 and $3,219 for the years ended December 31, 2008 and 2007, respectively.

Note 23	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of quarterly results of operations:

	March 31		June 30		September 30		December 31
	2008	2007	2008	2007	2008	2007	2008	2007
Total Income	$91,939	$83,358	$84,857	$94,093	$92,465	$91,434	$26,278	$89,644
Expenses:
Interest	56,854	55,839	50,683	60,085	56,652	62,525	51,113	62,551
Management fee and Other	16,033	8,258	6,806	9,248	5,457	5,594	4,792	4,421
Total Expenses	72,887	64,097	57,489	69,333	62,109	68,119	55,905	66,972
Gain (loss) on sale of securities available-for-sale	-	6,750	-	158	-	(1,331)	-	(261)
Dedesignation of derivative instruments	-	-	-	-	(7,084)	-	-	-
Gain (loss) on securities held-for-trading	(4,977)	(17)	(4,860)	388	(5,005)	(4,435)	(22,107)	(1,087)
Unrealized gain (loss) on securities held-for-trading	(369,780)	-	44,453	-	(247,348)	-	(612,449)	-
Unrealized gain (loss) on swaps classified as held-for-trading	(32,524)	-	37,572	-	(5,859)	-	(65,440)	-
Unrealized gain (loss) on liabilities	478,318	-	(72,061)	-	261,723	-	551,799	-
Provision for loan loss	(25,190)	-	-	-	(18,752)	-	(121,986)	-

Foreign currency gain (loss)	(8,041)	1,484	(2,145)	1,371	7,273	775	6,163	2,642

Loss on impairment of securities	-	(1,198)	-	(2,900)	-	(2,938)	-	(5,433)
Net income (loss) before taxes	56,858	26,280	30,327	23,777	15,304	15,386	(293,697)	18,533
Income taxes	-	-	-	-	-	-	2,409	-

Dividends on preferred stock	3,127	2,277	5,083	3,127	4,529	3,127	4,528	3,125
Net income (loss)available to common stockholders	$53,731	$24,003	$25,244	$20,650	$10,775	$12,259	$(300,634)	$15,408

Net income per share
Basic:	$0.85	$0.41	$0.36	$0.35	$0.14	$0.19	$(3.89)	$0.24
Diluted	$0.79	$0.41	$0.34	$0.34	$0.14	$0.19	$(3.89)	$0.24

Net income from continuing operations per share of Common Stock, after preferred dividends
Basic:	$0.85	$0.41	$0.36	$0.35	$0.14	$0.19	$(3.89)	$0.24
Diluted	$0.79	$0.41	$0.34	$0.34	$0.14	$0.19	$(3.89)	$0.24

Schedule IV - Mortgage Loans on Real Estate
December 31, 2008

Description	Property Type	Location	Interest rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Loans	Carrying Amount of Loans(1)
US Dollar:
	Multi-Family	USA	7.77%	February 2012	Interest only	$25,000	$25,029
	Office	USA	7.17%	April 2015		28,561	26,376
	Storage	USA	9.08%	August 2015		31,965	31,989
	Retail	USA	7.95%	November 2015		39,958	36,809
						125,484	120,204
USD <3%	Various	Various US Cities	6.2% - 11.8% 1M LIBOR +4% - 3M LIBOR +4.50%	June 2010 - December 2018		228,913	103,142
Total U.S.						354,397	223,346
Non US Dollar:
GBP:	Storage	UK	3M GBP Libor +3.20%	October 2013	Interest Only	35,944	35,819
GBP <3%	Various	UK	3M GBP LIBOR+3.50%- 3M GBP LIBOR + 4.35%	January 2010 - July 2015		38,894	26,956
EUR:
	Retail	Germany	3M Euribor + 3.75%	July 2011		67,341	67,246
	Office	Germany	3M Euribor +3.75%	January 2012		55,602	55,345
	Office	Netherlands	3M Euribor + 3.90%	April 2012		44,602	30,905
	Various	Europe	3M Euribor + 4.85%	May 2014		45,980	43,135
	Retail	Germany	6.16%	July 2011		37,508	37,341
	Retail	Germany	11.05%	January 2012		41,764	36,665
	Various	Germany	3M Euribor + 5.00%	March 2009		31,154	25,690
	Retail	Germany	7.63%	November 2011		31,642	31,247
						355,593	327,574
EUR <3%	Various	Various European Cities	3M Euribor +2.25% - 3M Euribor + 3.75% 7.50%	January 2011 - October 2013		134,866	134,427
CHF	Retail	Switzerland	3M CHF LIBOR + 3.00%	October 2013	Interest Only	22,477	22,527
CAD <3%	Various	Canada	12.25% - 13.15%	March 2011 - April 2017	Interest Only	5,293	5,091
Total Non U.S.						593,067	552,394
Total loans						$947,464	775,740
General loan loss reserve							(21,003)
Total							$754,737

(1) The carrying amount of the loans is net of a $165,928 reserve for possible loan losses at December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment, the Company’s management concluded that, at December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the 2008 Management Agreement, and the parties entered into the First Amendment and Extension as of such date.

For the full one-year term of the renewed contract, the Manager has agreed to receive all management fees and any incentive fees in the Company’s common stock subject to (i) the common stock continuing to be listed on the New York Stock Exchange and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained.  If the Company’s common stock is at any time not listed on the New York Stock Exchange or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained, such fees will be payable in cash.  The Company’s Board of Directors and the Manager may also mutually agree to defer the payment of any management fee and incentive fee, in whole or in part.  Such deferred fees will be payable in cash unless the Company’s Board of Directors and the Manager mutually agree otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted Codes of Business Conduct and Ethics that govern both the Company’s senior officers, including the Company’s chief executive officer and chief financial officer, and employees.  Copies of the Company’s Codes of Business Conduct and Ethics are available on the Company’s website at www.anthracitecapital.com and may also be obtained upon request without charge by writing to the Secretary of the Company, Anthracite Capital, Inc., 40 East 52nd Street, New York, NY 10022.  The Company will post to its website any amendments to the Codes of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Copies of the Company’s Corporate Governance Guidelines and the charters of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s website and may also be obtained upon request without charge as described in the preceding paragraph.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, including information relating to security ownership of certain beneficial owners of the Company’s Common Stock and of the Company’s management, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, including information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and information regarding director independence, will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item, including information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement, will be included in the Proxy Statement and is incorporated herein by reference.

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

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Anthracite Capital, Inc. or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 29, 2000)

3.2
Articles Supplementary of the Company establishing 9.375% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2003)

3.3
Articles Supplementary of the Company establishing 8.25% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on February 12, 2007)

3.4
Articles Supplementary of the Company establishing 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.5
Articles Supplementary of the Company establishing 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2007)
4.1
Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.2
Junior Subordinated Indenture, dated as of January 31, 2006, between the Company and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.3
Junior Subordinated Indenture, dated as of March 16, 2006, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.4
Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, Wells Fargo Bank, National Association, as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and three administrative trustees (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.5
Amended and Restated Trust Agreement, dated as of January 31, 2006, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and three administrative trustees (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.6
Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the three administrative trustees (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.7
Indenture, dated as of October 4, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.8
Indenture, dated as of October 17, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.9
Junior Subordinated Indenture, dated as of April 17, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.10
Junior Subordinated Indenture, dated as of April 18, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.11
Indenture, dated as of May 29, 2007, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2007)

4.12
Indenture, dated as of June 15, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

4.13
Indenture, dated as of August 29, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2007)

10.1a
Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2008)

10.1b*
First Amendment and Extension, dated as of March 11, 2009, to the Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between Anthracite Capital, Inc. and BlackRock Financial Management, Inc.

10.2
Amended and Restated Accounting Services Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.3
Amended and Restated Administration Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.4	Form of 1998 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (File No. 333-40813), filed on March 18, 1998)
10.5	Form of 2006 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)
10.6
Form of Anthracite Capital, Inc. 2008 Manager Equity Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed on April 14, 2008)

10.7a
Credit Agreement, dated as of March 17, 2006, among AHR Capital BofA Limited, as borrower, the Company, as borrower agent, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

10.7b
Amendment, Agreement and Waiver, dated as of August 7, 2008, in respect of the Credit Agreement, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.8a
Amended and Restated Parent Guaranty, dated as of August 7, 2008, executed by the Company, as guarantor, in favor of Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.8b
Third Omnibus Amendment and Agreement, dated as of January 28, 2009, among the Company, as borrower agent and guarantor, Anthracite Capital BOFA Funding LLC, as seller, AHR Capital BofA Limited, as borrower, Bank of America, N.A., as lender, buyer and buyer agent, and Banc of America Mortgage Capital Corporation, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2009)

10.9a
Master Repurchase Agreement, dated as of July 20, 2007, among Anthracite Capital BOFA Funding LLC, as seller, Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 25, 2007)

10.9b
Annex I, dated as of July 20, 2007, to Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 25, 2007)

10.9c
First Amendment, dated as of October 31, 2007, to the Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2007)

10.9d
Amendment and Agreement, dated as of August 7, 2008, in respect of the Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.10
Amended and Restated Guaranty, dated as of August 7, 2008, executed by the Company, as guarantor, in favor of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent  (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.11a
Master Repurchase Agreement, dated as of December 23, 2004, between Anthracite Funding, LLC, as seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.11b
Annex I, dated as of December 23, 2004, to Master Repurchase Agreement, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

10.11c
Amendment No. 2, dated as of July 8, 2008, to the Master Repurchase Agreement and Annex I to Master Repurchase Agreement Supplemental Terms and Conditions, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 14, 2008)

10.12a
Guaranty, dated as of December 23, 2004, executed by the Company, as guarantor, for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.11a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.12b	Amendment, dated as of February 27, 2007, to Guaranty, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2007)
10.12c
Amendment No. 2, dated as of July 8, 2008, to Guaranty, dated as of December 23, 2004 and amended February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2008)

10.13*
Third Amended and Restated Multicurrency Revolving Facility Agreement, dated as of December 31, 2008, among AHR Capital MS Limited, as borrower, Morgan Stanley Mortgage Servicing Ltd, as the security trustee, Morgan Stanley Bank, as the initial lender, and Morgan Stanley Principal Funding, Inc., as the first new lender and agent

10.14a
Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008, executed by the Company, as guarantor, in favor of Morgan Stanley Mortgage Servicing Ltd, as the security trustee, and Morgan Stanley Principal Funding, Inc., as the agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2008)

10.14b
First Amendment, dated as of April 14, 2008, to Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2008)

10.14c*	Second Amendment, dated as of December 31, 2008, to Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008
10.15a
Credit Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.15b
Amendment No. 1 and Reaffirmation Agreement, dated as of December 22, 2008, to the Credit Agreement, dated as of March 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2008)

10.16	Fee letter, dated February 29, 2008, between BlackRock Holdco 2, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)
10.17
Ownership Interests, Pledge and Security Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.18a
Sales Agreement, dated as of June 4, 2008, among Brinson Patrick Securities Corporation, the Company and, as to Sections 1.2 and 4.1(g) only, BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008)

10.18b	First Amendment, dated September 10, 2008, to Sales Agreement, dated June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2008)
12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21*	List of subsidiaries of the Company as of December 31, 2008
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Date: March 17, 2009	By:	/s/ Christopher A. Milner
Christopher A. Milner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2009	By:	/s/ Christopher A. Milner
Christopher A. Milner
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 17, 2009	By:	/s/ James J. Lillis
James J. Lillis
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2009	By:	/s/ Carl F. Geuther
Carl F. Geuther
Chairman of the Board of Directors

Date: March 17, 2009	By:	/s/ Scott M. Amero
Scott M. Amero
Director

Date: March 17, 2009	By:	/s/ Walter Gregg
Walter Gregg
Director

Date: March 17, 2009	By:	/s/ John B. Levy
John B. Levy
Director

Date: March 17, 2009	By:	/s/ Deborah J. Lucas
Deborah J. Lucas
Director

Date: March 17, 2009	By:	/s/ Andrew Rifkin
Andrew Rifkin
Director