Form 10-K/A
period 2008-12-31
ANTHRACITE CAPITAL INC
filed 2009-03-31
CIK 1050112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File No. 001-13937

ANTHRACITE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	13-3978906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street New York, New York	10022
(Address of principal executive office)	(Zip Code)

(212) 810-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE	NEW YORK STOCK EXCHANGE

9.375% SERIES C CUMULATIVE REDEEMABLE PREFERRED STOCK, $0.001 PAR VALUE	NEW YORK STOCK EXCHANGE

8.25% SERIES D CUMULATIVE REDEEMABLE PREFERRED STOCK, $0.001 PAR VALUE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of each exchange on which registered)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2008 of Anthracite Capital, Inc. (the “Company”), originally filed on March 18, 2009 (the “2008 Annual Report”), is being filed pursuant to and in compliance with Rule 3-09 of Regulation S-X solely to (i) include Exhibit 99.1 and file herewith the consolidated financial statements of Carbon Capital II, Inc. for the years ended December 31, 2008 (audited), 2007 (unaudited) and 2006 (unaudited) and (ii) include Exhibit 99.2 and file herewith the consolidated financial statements of BlackRock Diamond Property Fund, Inc. for the years ended December 31, 2007 and 2006 (audited).

Additionally, in connection with the filing of this Form 10-K/A and pursuant to the Securities and Exchange Commission’s rules, the Company is including currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed in, and does not otherwise reflect events occurring after the original filing date of, the 2008 Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Included in Part II, Item 8 of the 2008 Annual Report.

(2)	Financial Statement Schedules

Included in Part II, Item 8 of the 2008 Annual Report.

(3)	List of Exhibits

Please note that the agreements included as exhibits to this Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Anthracite Capital, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 29, 2000)

3.2	Articles Supplementary of the Company establishing 9.375% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2003)

3.3	Articles Supplementary of the Company establishing 8.25% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on February 12, 2007)

3.4	Articles Supplementary of the Company establishing 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.5	Articles Supplementary of the Company establishing 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2007)

4.1	Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.2	Junior Subordinated Indenture, dated as of January 31, 2006, between the Company and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.3	Junior Subordinated Indenture, dated as of March 16, 2006, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.4	Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, Wells Fargo Bank, National Association, as property trustee, Wells Fargo Delaware Trust Company, as Delaware trustee, and three administrative trustees (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.5	Amended and Restated Trust Agreement, dated as of January 31, 2006, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and three administrative trustees (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

4.6	Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the three administrative trustees (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.7	Indenture, dated as of October 4, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.8	Indenture, dated as of October 17, 2006, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007)

4.9	Junior Subordinated Indenture, dated as of April 17, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.10	Junior Subordinated Indenture, dated as of April 18, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

4.11	Indenture, dated as of May 29, 2007, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2007)

4.12	Indenture, dated as of June 15, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

4.13	Indenture, dated as of August 29, 2007, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2007)

10.1a	Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2008)

10.1b**	First Amendment and Extension, dated as of March 11, 2009, to the Amended and Restated Investment Advisory Agreement, dated as of March 31, 2008, between Anthracite Capital, Inc. and BlackRock Financial Management, Inc.

10.2	Amended and Restated Accounting Services Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.3	Amended and Restated Administration Agreement, dated as of March 15, 2007, between the Company and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.4	Form of 1998 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (File No. 333-40813), filed on March 18, 1998)

10.5	Form of 2006 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.6	Form of Anthracite Capital, Inc. 2008 Manager Equity Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed on April 14, 2008)

10.7a	Credit Agreement, dated as of March 17, 2006, among AHR Capital BofA Limited, as borrower, the Company, as borrower agent, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

10.7b	Amendment, Agreement and Waiver, dated as of August 7, 2008, in respect of the Credit Agreement, dated as of March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.8a	Amended and Restated Parent Guaranty, dated as of August 7, 2008, executed by the Company, as guarantor, in favor of Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.8b	Third Omnibus Amendment and Agreement, dated as of January 28, 2009, among the Company, as borrower agent and guarantor, Anthracite Capital BOFA Funding LLC, as seller, AHR Capital BofA Limited, as borrower, Bank of America, N.A., as lender, buyer and buyer agent, and Banc of America Mortgage Capital Corporation, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2009)

10.9a	Master Repurchase Agreement, dated as of July 20, 2007, among Anthracite Capital BOFA Funding LLC, as seller, Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 25, 2007)

10.9b	Annex I, dated as of July 20, 2007, to Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 25, 2007)

10.9c	First Amendment, dated as of October 31, 2007, to the Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2007)

10.9d	Amendment and Agreement, dated as of August 7, 2008, in respect of the Master Repurchase Agreement, dated as of July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.10	Amended and Restated Guaranty, dated as of August 7, 2008, executed by the Company, as guarantor, in favor of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, as buyers, and Bank of America, N.A., as buyer agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.11a	Master Repurchase Agreement, dated as of December 23, 2004, between Anthracite Funding, LLC, as seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.11b	Annex I, dated as of December 23, 2004, to Master Repurchase Agreement, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

10.11c	Amendment No. 2, dated as of July 8, 2008, to the Master Repurchase Agreement and Annex I to Master Repurchase Agreement Supplemental Terms and Conditions, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 14, 2008)

10.12a	Guaranty, dated as of December 23, 2004, executed by the Company, as guarantor, for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.11a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.12b	Amendment, dated as of February 27, 2007, to Guaranty, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2007)

10.12c	Amendment No. 2, dated as of July 8, 2008, to Guaranty, dated as of December 23, 2004 and amended February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2008)

10.13**	Third Amended and Restated Multicurrency Revolving Facility Agreement, dated as of December 31, 2008, among AHR Capital MS Limited, as borrower, Morgan Stanley Mortgage Servicing Ltd, as the security trustee, Morgan Stanley Bank, as the initial lender, and Morgan Stanley Principal Funding, Inc., as the first new lender and agent

10.14a	Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008, executed by the Company, as guarantor, in favor of Morgan Stanley Mortgage Servicing Ltd, as the security trustee, and Morgan Stanley Principal Funding, Inc., as the agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2008)

10.14b	First Amendment, dated as of April 14, 2008, to Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2008)

10.14c**	Second Amendment, dated as of December 31, 2008, to Amended and Restated Parent Guaranty and Indemnity, dated as of February 15, 2008

10.15a	Credit Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.15b	Amendment No. 1 and Reaffirmation Agreement, dated as of December 22, 2008, to the Credit Agreement, dated as of March 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2008)

10.16	Fee letter, dated February 29, 2008, between BlackRock Holdco 2, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.17	Ownership Interests, Pledge and Security Agreement, dated as of March 7, 2008, between the Company and BlackRock Holdco 2, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 13, 2008)

10.18a	Sales Agreement, dated as of June 4, 2008, among Brinson Patrick Securities Corporation, the Company and, as to Sections 1.2 and 4.1(g) only, BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008)

10.18b	First Amendment, dated September 10, 2008, to Sales Agreement, dated June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2008)

12**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21**	List of subsidiaries of the Company as of December 31, 2008

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Carbon Capital II, Inc. consolidated financial statements for the years ended December 31, 2008 (audited), 2007 (unaudited) and 2006 (unaudited)

99.2*	BlackRock Diamond Property Fund, Inc. consolidated financial statements for the years ended December 31, 2007 and 2006 (audited)

*	Filed herewith.
**	Previously filed with the 2008 Annual Report, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Date: March 31, 2009	By:	/s/ Christopher A. Milner
Christopher A. Milner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ Christopher A. Milner
Christopher A. Milner
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2009	By:	/s/ James J. Lillis
James J. Lillis
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2009	By:	/s/ Carl F. Geuther
Carl F. Geuther
Chairman of the Board of Directors

Date: March 31, 2009	By:	/s/ Scott M. Amero
Scott M. Amero
Director

Date: March 31, 2009	By:	/s/ John B. Levy
John B. Levy
Director

Date: March 31, 2009	By:	/s/ Deborah J. Lucas
Deborah J. Lucas
Director