Form 10-Q
period 2009-03-31
ANTHRACITE CAPITAL INC
filed 2009-05-11
CIK 1050112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At May 4, 2009, 78,701,834 shares of common stock ($0.001 par value per share) were outstanding.

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

Factors that could cause actual results to differ materially from forward-looking statements or historical performance include, without limitation:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment, financial and capital markets or otherwise, which could result in changes in the value of the Company’s assets and liabilities, including net realized and unrealized gains or losses, and could adversely affect the Company’s operating results;

(3)	the amount and timing of any future margin calls and their impact on the Company’s financial condition and liquidity;

(4)	the Company’s ability to meet its liquidity requirements to continue to fund its business operations, including its ability to renew its existing facilities or obtain replacement financing, to meet margin calls and amortization payments under the facilities, to service debt and to pay dividends on its capital stock;

(5)	the Company’s ability to obtain amendments and waivers in the event that a lender terminates a facility before the maturity date or debt obligations are accelerated due to a covenant breach or otherwise;

(6)	the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (the “Manager”), the Company’s Manager;

(7)	the impact of increased competition;

(8)	the impact of future acquisitions or divestitures;

(9)	the unfavorable resolution of legal proceedings;

(10)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Manager;

(11)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;

(12)	the ability of the Manager to attract and retain highly talented professionals;

(13)	fluctuations in foreign currency exchange rates;

(14)	the impact of changes to tax legislation and, generally, the tax position of the Company; and

(15)	as a result of its liquidity position, current market conditions and the uncertainty relating to the outcome of its ongoing negotiations with its lenders, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s subsequent reports filed with the Securities and Exchange Commission (the “SEC”), accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31, 2009		December 31, 2008
ASSETS
Cash and cash equivalents		$3,872		$9,686
Restricted cash equivalents		60,126		23,982
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$190,313		$257,982
Investment grade CMBS	653,304		677,533
Residential mortgage-backed securities (“RMBS”)	23		787

Total securities held-for-trading		843,640		936,302
Commercial mortgage loans (net of loan loss reserve of $220,953 and $165,928 in 2009 and 2008)		695,085		754,707
Commercial mortgage loan pools, at amortized cost		953,102		1,022,105
Equity investments		38,559		78,868
Derivative instruments, at estimated fair value		2,198,236		929,632
Other assets (includes $255 and $384 at estimated fair value in 2009 and 2008)		58,901		73,765

Total Assets		$4,851,521		$3,829,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$198,740		$193,126
Secured by pledge of investment grade CMBS	46,247		84,997
Secured by pledge of commercial mortgage loans	146,361		167,625
Secured by pledge of equity investments	33,450		30,000
Collateralized debt obligations (“CDOs”) (at estimated fair value)	425,116		564,661
Senior unsecured notes (at estimated fair value)	7,881		18,411
Senior unsecured convertible notes	72,117		71,701
Junior unsecured notes (at estimated fair value)	3,153		5,726
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value)	8,392		12,643
Secured by pledge of commercial mortgage loan pools	935,679		1,004,388

Total borrowings		1,877,136		2,153,278
Distributions payable		—		3,019
Derivative instruments, at estimated fair value		2,278,129		1,018,927
Other liabilities		65,722		34,920

Total Liabilities		4,220,987		3,210,144

Commitments and Contingencies

12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 78,371,715 shares issued and outstanding		78		78
Additional paid-in capital		797,970		797,970
Distributions in excess of earnings		(307,839)		(331,913)
Accumulated other comprehensive loss (“OCI”)		(44,843)		(32,400)

Total Stockholders’ Equity		584,060		572,429

Total Liabilities, Mezzanine and Stockholders’ Equity		$4,851,521		$3,829,047

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2009	2008
Income:
Interest from securities	$49,812	$52,269
Interest from commercial mortgage loans	15,810	23,732
Interest from commercial mortgage loan pools	10,373	12,865
Earnings (loss) from equity investments	(12,125)	2,009
Interest from cash and cash equivalents	272	1,064

Total income	64,142	91,939

Expenses:
Interest	41,277	57,317
Management and incentive fees	2,374	14,218
General and administrative expense	2,326	1,815

Total expenses	45,977	73,350

Other gains (losses):
Realized loss on securities and swaps held- for-trading, net	(9,144)	(4,977)
Unrealized loss on securities held-for-trading	(71,836)	(369,780)
Unrealized gain (loss) on swaps classified as held-for-trading	5,819	(32,524)
Unrealized gain on liabilities	127,695	475,828
Provision for loan losses	(55,904)	(25,190)
Realized and unrealized foreign currency gain (loss)	10,787	(8,041)

Total other gains	7,417	35,316

Net income	25,582	53,905

Dividends on preferred stock	(4,529)	(3,127)

Net income available to common stockholders	$21,053	$50,778

Net income per common share, basic:	$0.27	$0.80

Net income per common share, diluted:	$0.27	$0.75

Weighted average number of shares outstanding:
Basic	78,371,715	63,417,576
Diluted	84,611,038	71,136,517

Dividend declared per share of common stock	$—	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2009

(in thousands)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock, Par Value	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2008	$55,435	$83,259	$78	$787,678	$(276,558)	$(32,400)		$617,492
Cumulative effect of change in accounting principal				10,292	(55,355)			(45,063)

Balance at January 1, 2009	$55,435	$83,259	$78	$797,970	$(331,913)	$(32,400)		$572,429
Net income					25,582		$25,582	25,582
Unrealized loss on cash flow hedges						(1,379)	(1,379)	(1,379)
Reclassification adjustments from cash flow hedges included in net income						2,000	2,000	2,000
Foreign currency translation						(13,064)	(13,064)	(13,064)

Other comprehensive income							(12,443)

Comprehensive income							$13,139

Dividends on preferred stock					(1,508)			(1,508)

Balance at March 31, 2009	$55,435	$83,259	$78	$797,970	$(307,839)	$(44,843)		$584,060

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income	$25,582	$53,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Principal payments received on securities held-for-trading	37	4
Purchase of securities held-for-trading	—	(53,515)
Sale of held-for-trading securities	730	5,587
Unrealized loss on securities held-for-trading	71,836	369,780
Unrealized (gain) loss on swaps classified as held-for-trading	(5,819)	32,524
Realized loss (gain) on securities and swaps held-for-trading, net	20	(610)
Unrealized gain on liabilities	(127,695)	(475,828)
Earnings from subsidiary trust	(103)	(105)
Distributions from subsidiary trust	105	105
Loss (earnings) from equity investments	12,125	(2,009)
Distributions of earnings from equity investments	1,009	1,904
Provision for loan loss	55,904	25,190
Discount accretion, net	(9,362)	(5,977)
Amortization of finance costs	1,425	1,077
Unrealized and realized net foreign currency loss	11,097	9,736
Non-cash management, incentive, and director fees	2,374	3,562
Disbursements from termination of interest rate swap agreements	—	(12,755)
Amortization of terminated interest rate swaps from OCI	2,000	409
(Increase) decrease in other assets	10,447	(7,414)
Decrease in other liabilities	(5,075)	(7,193)

Net cash provided by (used in) operating activities	46,637	(61,623)

Cash flows from investing activities:
Proceeds from sale of securities	102	74,272
Principal payments received on securities	22,552	33,892
Repayments received from commercial mortgage loans	8,469	7,768
Repayments received from commercial mortgage loan pools	66,287	2,575
(Increase) decrease in restricted cash equivalents	(36,144)	11,363
Increase in cash collateral	36,714	—
Investment in equity investments	—	(3,300)
Return of capital from equity investments	201	—

Net cash provided by investing activities	98,181	126,570

Cash flows from financing activities:
(Decrease) increase in borrowings under reverse repurchase agreements and credit facilities:
Secured by pledge of subordinated CMBS	2,719	(52,001)
Secured by pledge of investment grade CMBS	(39,424)	15,156
Secured by pledge of commercial mortgage loans	(23,396)	(13,765)
Secured by pledge of equity investment	3,450	—
Repayments of borrowings secured by commercial mortgage loan pools	(66,287)	(3,945)
Repayments of collateralized debt obligations	(22,537)	(23,435)
Dividends paid on preferred stock	(4,529)	(3,128)
Proceeds from issuance of common stock, net of offering costs	—	7,773
Dividends paid on common stock	—	(18,979)

Net cash used in financing activities	(150,004)	(92,324)

Effect of exchange rate changes on cash and cash equivalents	(628)	1,479

Net decrease in cash and cash equivalents	(5,814)	(25,898)
Cash and cash equivalents, beginning of period	9,686	91,547

Cash and cash equivalents, end of period	$3,872	$65,649

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,258	$60,001

Supplemental disclosure of non-cash investing and financing activities:
Transfer of non-U.S. mortgage loan from Anthracite International JV	$26,201	$—

Non-cash transfer of securities available-for-sale to trading	$—	$2,266,130

Incentive fees paid by the issuance of common stock	$—	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except share and per share data)

Note 1 ORGANIZATION

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the “Company”), was incorporated in Maryland in November 1997, commenced operations on March 24, 1998 and has elected to be taxed as a real estate investment trust (“REIT”). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company’s primary activities are investing in high yield commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (“CMBS”), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company’s primary investment activities are conducted on a global basis in three investment sectors:

1)	Commercial Real Estate Debt Securities

2)	Commercial Real Estate Loans

3)	Commercial Real Estate Equity

The accompanying March 31, 2009 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain prior year amounts have been restated or reclassified to conform to 2009 presentation required by the retrospective adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company’s assets and long-term liabilities, credit analysis related to certain of the Company’s securities, and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and the first quarter of 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. and non-U.S. commercial real estate finance markets have been particularly affected as demand for such assets has sharply declined and defaults have risen for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested. These effects include:

•

Negative operating results during 2008. The Company incurred net loss available to common stockholders of $(258,049) for the year ended December 31, 2008 compared with net income of $71,854 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of a $165,928 provision for loan losses (including the establishment of a general reserve) and a loss from equity investments ($53,630) compared with earnings of $32,093 in the prior year. The establishment of a general reserve for loan losses was deemed necessary given the dramatic change in the prospects for loan performance as a result of significant property value declines in the fourth quarter. The Company updates its general reserve calculation on a quarterly basis.

•

Adverse impact on liquidity and access to capital. The Company’s unrestricted cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. Unrestricted cash and cash equivalents further decreased to $3,872 at March 31, 2009. In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities. Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

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

These effects have led to the following adverse consequences for the Company:

•

Substantial doubt about the ability to continue as a going concern. The Company’s independent registered public accounting firm has issued an opinion on the Company’s December 31, 2008 consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern. The Company obtained agreements from its secured credit facility lenders and the lender under the Company’s secured credit facility with Holdco 2 (as defined below) on March 17, 2009 that the covenant breach caused by the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is permanently waived or such reference does not constitute an event of default and/or covenant breach under the applicable facilities.

•

Breach of covenants during the fourth quarter of 2008. Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the year ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived these covenant breaches until April 1, 2009 and subsequently extended this waiver until May 15, 2009. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived this breach until April 1, 2009 and subsequently extended this waiver until May 15, 2009. Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

•

Inability to satisfy margin call. During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders. On March 17, 2009, the lender waived this event of default until April 1, 2009, and subsequently extended this waiver until May 15, 2009.

•

Reduction or elimination of dividends. Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its common and preferred stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. As discussed and for the reasons stated above, if the Company were unable to satisfactorily restructure its secured credit facilities or obtain extensions of the waivers from these secured credit facility lenders on or before May 15, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility. An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures. In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately. The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Secured credit facilities waivers

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company’s secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities. In connection with the waivers, the Company partially repaid its facilities, in the amount of $6 million with respect to each of Morgan Stanley and Bank of America, and $3 million with respect to Deutsche Bank and thereby reduced the respective facility loan balances.

Short-form registration statements

The failure to file in a timely manner all required periodic reports with the SEC for a period of twelve months or to otherwise comply with eligibility requirements has made the Company ineligible to use a Registration Statement on Form S-3. While it is ineligible, the Company may use a Registration Statement on Form S-1, but may find raising capital to be more expensive and, if the SEC reviews any Registration Statement on Form S-1 of the Company, subject to delay.

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

Weighted Average Life, Minimum Weighted Average Recovery Rate, the Moody’s Weighted Average Rating Factor, and Fitch Vector Model Test (“Collateral Quality Tests”)

Collateral quality tests limit the ability of the Company’s CDOs to trade securities within its portfolio. These tests apply to the Euro CDO, which is actively managed. If any one of these tests fails, then any subsequent trade will either have to maintain or improve the result of the failing test or the trade cannot be executed.

Of the above mentioned collateral quality tests, the weighted average rating test and the vector model test have several implications to the CDO. These tests are primarily impacted when credit rating agencies downgrade the underlying CDO collateral. In addition to the Manager’s ability to trade securities in the portfolio, ratings downgrades by either Moody’s or Fitch of assets in the Company’s CDOs can negatively impact compliance with the overcollateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period. After the reinvestment period, there are limited circumstances under which trades can be executed. However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of March 31, 2009. During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes. Despite several assets being considered in default according to the CDO’s transaction documents, all of the assets, with the exception of one, have made their April coupon payments in full.

If the Euro CDO does not resolve the failures of the overcollateralization tests by May 15, 2009, the next coupon date, then any cash flows that remain after the payment of interest to the Class A and Class B senior notes will be utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are satisfied.

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. As of March 31, 2009, the Company’s other applicable CDOs met all coverage tests.

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	125.9%	124.1%	116.8%	92.9%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	203.0%	169.9%	243.7%	92.9%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.76
Trigger	N/A	N/A	N/A	7.75
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.8%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2621
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Developments

Convertible Debt Instruments

In May 2008, FSP APB 14-1 was issued. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and as long as the conversion option is “indexed to the Company’s own stock” as defined in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted. The FSP is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date.

On January 1, 2009, the Company adopted FSP APB 14-1 which was required to be applied retrospectively. As a result of such adoption the Company was no longer eligible to elect the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) for its senior unsecured convertible notes. The Company elected the fair value option for its senior unsecured convertible notes on January 1, 2008 and had been reporting the change in fair value of such instruments in unrealized gains and losses on liabilities on the consolidated statements of operations. Accordingly, upon the adoption of FSP APB 14-1 on January 1, 2009, the FAS 159 opening retained earnings adjustment related to the senior unsecured convertible notes of $9,814 was reversed and net income for each of the quarters in the year ended December 31, 2008 was adjusted to exclude the following unrealized gains (losses) on the senior unsecured convertible notes:

Unrealized gains (losses) reversed upon adoption of FSP APB 14-1
First quarter 2008	$2,490
Second quarter 2008	(3,464)
Third quarter 2008	12,416
Fourth quarter 2008	33,784

Total 2008	$45,226

In conjunction with the adoption of FAS 159, the Company also recorded all unamortized debt issuance costs (totaling $2,396) relating to the senior unsecured convertible notes as an adjustment to opening distributions in excess of earnings on January 1, 2008. Upon the adoption of FSP APB 14-1, the Company allocated those costs between debt ($2,097) and equity ($299) issuance costs. The adjustment to opening distributions in excess of earnings was reversed and $10,292 related to the equity component of the senior unsecured convertible notes, net of the equity issuance costs, was reclassified from senior unsecured convertible notes to additional paid-in-capital. Net income for each of the following quarters was adjusted to include additional interest expense related to the accretion of the senior unsecured convertible notes and the amortization of the reinstated debt issuance costs.

Additional interest expense related to the adoption of FSP APB 14-1
Third quarter 2007	$117
Fourth quarter 2007	350
First quarter 2008	463
Second quarter 2008	481
Third quarter 2008	491
Fourth quarter 2008	510

Total	$2,412

Below is a summary of the balances related to the senior unsecured convertible notes on the March 31, 2009 and December 31, 2008 consolidated statements of financial condition following the adoption of FSP APB 14-1.

	March 31, 2009	December 31, 2008
Principal amount of liability component	$80,000	$80,000
Unamortized discount	(7,883)	(8,299)

Carrying amount of liability component	$72,117	$71,701

Carrying amount of equity component	$10,292	$10,292

Below is a summary of the balances related to the senior unsecured convertible notes on the March 31, 2009 and 2008 consolidated statements of operations following the adoption of FSP APB 14-1.

	For the quarter ended March 31,
	2009		2008
Coupon interest	$2,350		$2,313
Discount amortization – FSP APB 14-1 implementation	416		359
Amortization of issuance costs	104		104

	$2,870		$2,776

Effective interest rate	15.4%		15.4%

Maturity date (period through which discount is being amortized)	9/1/12

Conversion price per share, as adjusted	$10.79

Number of shares on which the aggregate consideration to be delivered upon conversion is determined	—	(1)

(1)

In accordance with FSP APB 14-1, the Company is required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). The Company’s senior unsecured convertible notes require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the March 31, 2009 closing share price of the Company’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration to be delivered upon conversion is 7,416,680 common shares.

The Company’s consolidated statement of operations for the three months ended March 31, 2008, as originally reported and as adjusted for the adoption of FSP No. APB 14-1 is as follows:

	For the three months ended March 31,
	2008	2008 as adjusted
Expenses:
Interest	$56,854	$57,317
Management and incentive fees	14,218	14,218
General and administrative expense	1,815	1,815

Total Expenses	72,887	73,350
Other gain:
Realized loss on securities and swaps held-for-trading, net	(4,977)	(4,977)
Unrealized loss on securities held-for-trading	(369,780)	(369,780)
Unrealized loss on swaps held-for-trading	(32,524)	(32,524)
Unrealized gain on liabilities	478,318	475,828
Provision for loan losses	(25,190)	(25,190)
Foreign currency gain	(8,041)	(8,041)

Total other gain	37,806	35,316

Net income	56,858	53,905

Dividends on preferred stock	(3,127)	(3,127)

Net income available to Common Stockholders	$53,731	$50,778

Net income per common share, basic:	$0.85	$0.80

Net income per common share, diluted:	$0.79	$0.75

Weighted average number of shares outstanding:
Basic	63,417,576	63,417,576
Diluted	71,136,517	71,136,517

The Company’s Consolidated Balance Sheet as originally reported and as adjusted for the adoption of FSP No. APB 14-1, is as follows:

	December 31, 2008	December 31, 2008 as adjusted
Assets:
Other assets	$72,087	$73,765

Liabilities:
Total borrowings	2,106,537	2,153,278

Stockholders’ Equity:
Preferred stock
9.375% Series C Preferred Stock	55,435	55,435
8.25% Series D Preferred Stock	83,259	83,259
Common Stock	78	78
Additional paid-in capital	787,678	797,970
Distributions in excess of earnings	(276,558)	(331,913)
OCI	(32,400)	(32,400)

Total Stockholders’ Equity	617,492	572,429

Non-controlling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted SFAS 160 on January 1, 2009. SFAS 160 required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS 160 are applied prospectively. The adoption of SFAS 160 did not impact the Company’s stockholders’ equity on the consolidated statements of financial condition.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 will be effective for the Company for periods beginning after December 31, 2008. The Company adopted this standard on January 1, 2009 and these consolidated financial statements include the additional disclosure requirements of FAS 161. See Note 14 of the consolidated financial statements, “Derivative Instruments and Hedging Activities” for further discussion.

Reverse Repurchase Agreements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and becomes effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years and is applicable to new transactions entered into after the adoption date. FSP 140-3 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”).

FSP 140-3 states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in FSP 140-3 are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. The FASB has stated that FSP 140-3’s purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. FSP 140-3 will be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied. The adoption of FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined below). Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted FAS 157 as of January 1, 2008. FAS 157 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued. FSP 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in FSP 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of FSP 157-3 did not have a material impact on its financial statements or its determination of fair values as of December 31, 2008.

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

(3)	all unsecured long-term liabilities, consisting of all senior unsecured notes, senior unsecured convertible notes (which, based on the adoption of FSP APB 14-1 on January 1, 2009, required the Company to bifurcate the instrument into a debt and an equity component and restate the 2008 consolidated financial statements to reverse the fair value option elected for such instruments), junior unsecured notes and junior subordinated notes to subsidiary trust issuing preferred securities; and

(4)	all CDO liabilities.

Upon adoption, with an adjustment to opening retained earnings, total stockholders’ equity increased by $350,623 ($340,809 subsequent to the adoption of FSP APB 14-1), all of which relates to applying the fair value option to the Company’s long-term liabilities. The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening distributions in excess of earnings. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company’s securities held-for-trading, CDO liabilities, senior unsecured notes, senior unsecured convertible notes (prior to the adoption of FSP APB 14-1 on January 1, 2009 which requires these to be bifurcated between a debt and equity component upon issuance of notes in 2007 and precludes the election of fair value option under FAS 159), junior unsecured notes and junior subordinated notes are recorded in other gain (loss) on the consolidated statements of operations.

Fair Value Measurements, Disclosures and Impairments of Securities

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to expand the required quantitative and qualitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

FAS 115-2, FAS 124-2 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt these FSPs in the second quarter 2009. The Company does not expect the adoption of these FSPs to have a material impact on its consolidated financial statements.

Variable Interest Entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under FIN 46R. FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers the CMBS where it maintains the right to control the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the qualifying special-purpose entity (“QSPE”) criteria. As a result, the Company does not consolidate these entities.

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

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 amends FAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about its involvement with variable interest entities. The FSP is effective for reporting periods ending after December 15, 2008. The adoption of the additional disclosure requirements of FAS 140-4 and FIN 46(R)-8 did not materially impact the Company’s consolidated financial statements.

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

Note 3 NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of senior unsecured convertible notes and cumulative convertible redeemable preferred stock is calculated using the “if converted” method.

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Numerator for basic earnings per share	$21,053	$50,778
Interest expense on convertible senior notes	—	2,791
Dividends on Series E convertible preferred stock	1,383	—

Numerator for diluted earnings per share	$22,436	$53,569

Denominator:
Denominator for basic earnings per share— weighted average common shares outstanding	78,371,715	63,417,576
Assumed conversion of convertible senior notes	—	7,416,680
Assumed conversion of Series E convertible preferred stock	6,239,323	—
Dilutive effect of stock based incentive fee	—	302,261

Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	84,611,038	71,136,517

Basic net income per weighted average common share:	$0.27	$0.80

Diluted net income per weighted average common share and common share equivalents:	$0.27	$0.75

Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 10,000 for the three months ended March 31, 2009. Total anti-dilutive stock options excluded from the calculation of diluted net income per share were 21,550 for the three months ended March 31, 2008.

Total anti-dilutive shares related to convertible senior notes excluded from the calculation of diluted net income per share were 7,416,680 for the three months ended March 31, 2009. Total anti-dilutive interest expense related to convertible senior notes excluded from the calculation of diluted net income per share was $2,871 for the three months ended March 31, 2009.

Note 4 FAIR VALUE DISCLOSURES

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

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities. The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases and for CDO liabilities, management uses broker quotes as being indicative of fair values, but management ultimately determines the fair values recorded in the financial statements. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of March 31, 2009 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company’s financial assets that were classified as Level 3 due to market inactivity consist primarily of commercial real estate securities. The Company’s financial liabilities that were classified as Level 3 consist primarily of long-term liabilities used to finance the commercial real estate securities. Market activity for commercial real estate securities and long-term liabilities declined dramatically from 2007 to 2008 due to the ongoing turmoil in the credit markets. New issuance volume for commercial real estate securities was a record $230 billion in 2007. For the year ended 2008, new issuance volume for commercial real estate securities was $12.2 billion, a 95% decline from prior year activity. The secondary market activity for CMBS and long-term liabilities that were used to finance such securities similarly declined significantly in 2008 and the first quarter of 2009 with minimal trading activity for investment grade commercial real estate securities and no trading activity for non-investment grade CMBS. Based on the guidance in paragraph 28 of FAS 157, the Company determined there were very few transactions for similar assets and liabilities and no specific transactions for the Company’s assets and liabilities and prices among brokers who make a market in this sector have varied significantly. The Company concluded that the market was inactive based on the items above as well as the fact that transactions for these assets and liabilities did not occur with sufficient frequency and volume to provide pricing information at the measurement date and on an ongoing basis. The Company continues to monitor the activity of the market to determine if the market becomes active. If in the future transactions for these assets and liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis, the Company will re-evaluate the classification of these financial instruments as Level 3.

The estimated fair value of the Company’s commercial real estate securities and related long-term liabilities is determined by reference to index pricing and market prices provided by dealers who make a market in these financial instruments. The Company uses index pricing for these assets and secured liabilities because this is the method most commonly used by the market for these types of assets and liabilities.

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

The Company utilizes this process to validate the prices received from dealers, and adjustments are made as deemed necessary by management to capture current market information. The spread information available in the market captures the illiquidity in the market for these assets and liabilities which are evidenced by the difference between the present value of the loss adjusted cash flows for a particular security and the price received from the dealer for this security. Over the past eighteen months, the Company has continued to see declines in the prices received from dealers for these assets and liabilities and continued to see market information indicating that spreads for these assets and liabilities have continued to widen as a result of market illiquidity.

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of March 31, 2009. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$—	$—	$190,313	$190,313
Investment grade CMBS	—	—	653,304	653,304
RMBS	—	—	23	23
Derivative instruments	—	2,198,236	—	2,198,236
Investments in equity of subsidiary trusts*	—	—	255	255

Total	$—	$2,198,236	$843,895	$3,042,131

*	Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$—	$—	$7,881	$7,881
Junior unsecured notes	—	—	3,153	3,153
Junior subordinated notes	—	—	8,392	8,392
CDOs	—	—	425,116	425,116
Derivative instruments	—	2,278,129	—	2,278,129

Total	$—	$2,278,129	$444,542	$2,722,671

The following table presents the changes in Level 3 assets for the three months ended March 31, 2009:

	Subordinated CMBS	Investment grade CMBS	RMBS	Junior subordinated notes
Balance at January 1, 2009	$257,982	$677,533	$787	$384
Net purchases (sales)	(583)	(21,741)	(51)	—
Net transfers in (out)	13,849	(13,849)	—	—
Gains (losses) included in earnings	(85,773)	10,189	(713)	(129)
Gains included in OCI (1)	4,838	1,172	—	—

Balance at March 31, 2009	$190,313	$653,304	$23	$255

Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 (2)	$(92,091)	$(5,891)	$—	$(129)

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 (3)	$6,321	$4,258	$—	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Losses in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2009:

	CDOs	Senior unsecured notes	Junior unsecured notes	Junior subordinated notes
Balance at January 1, 2009	$564,661	$18,411	$5,726	$12,643
Paydowns	(9,533)	—	—	—
Net transfers in (out)	—	—	—	—
Gains included in earnings	(113,583)	(10,530)	(2,573)	(4,251)
Gains included in OCI (1)	(16,429)	—	—	—

Balance at March 31, 2009	$425,116	$7,881	$3,153	$8,392

Amount of total losses for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at March 31, 2009 (2)	$(122,055)	$(10,530)	$544	$(4,251)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at March 31, 2009 (3)	$—	$—	$(3,117)	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statement of financial condition by caption and by level within the FAS 157 valuation hierarchy as of March 31, 2009, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2009:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loans (1)	$—	$—	$29,998	$29,998

Total assets at fair value on a nonrecurring basis	$—	$—	$29,998	$29,998

(1)	The Company recorded a provision for loan loss in the amount of $55,904 for the three months ended March 31, 2009. There is a specific loan loss provision of $47,683 related to two loans with a principal balance of $72,358 (€54,499) and accrued interest of $665 (€501) as well as a general loan loss provision of $8,221. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans”.

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

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of January 1, 2008. These amounts are adjusted to reflect the Company’s adoption of FSP APB 14-1 on January 1, 2009 which, because of the retrospective application, prevented the Company from electing the fair value option under FAS 159 for its senior unsecured convertible notes. See Note 2 of the consolidated financial statements, “Significant Accounting Policies”.

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Distributions in Excess of Earnings)	Carrying Value at January 1, 2008 (After Adoption of FAS 159 and FSP APB 14-1)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
Liability issuance costs	35,137	(35,137)	—
Senior unsecured notes	(162,500)	48,027	(114,473)
Junior unsecured notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
Junior subordinated notes	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)

Cumulative effect of the adoption of the fair value option		$113,174

(1)	Prior to January 1, 2008, the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

Note 5 SECURITIES HELD-FOR-TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the three months ended March 31, 2009 and December 31, 2008, respectively, $(71,836) and $(369,780) were recorded as unrealized loss on the securities and included in loss on securities held-for-trading on the consolidated statements of operations. The estimated fair value of securities held-for-trading at March 31, 2009 and December 31, 2008 is summarized as follows:

Security Description	March 31, 2009	December 31, 2008
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$434,772	$433,225
Non-investment grade rated subordinated CMBS	108,076	143,400
Non-rated subordinated CMBS	8,728	22,280
CMBS interest only securities (“IOs”)	4,989	4,085
Credit tenant leases	16,310	20,175
Investment grade REIT debt	155,789	155,864
CDO investments - investment grade	1,807	1,920
CDO investments - non-investment grade	19,831	24,176

Total CMBS	750,302	805,125

RMBS:
Residential CMOs	23	387
Hybrid adjustable rate mortgages (“ARMs”)	—	400

Total RMBS	23	787

Total U.S. dollar denominated	750,325	805,912

Non-U.S. Dollar Denominated:
Investment grade CMBS	39,637	62,264
Non-investment grade rated subordinated CMBS	46,647	59,854
Non-rated subordinated CMBS	7,031	8,272

Total non-U.S. dollar denominated	93,315	130,390

Total securities held-for-trading	$843,640	$936,302

At March 31, 2009, an aggregate of $815,666 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings. At December 31, 2008, an aggregate of $904,491 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings.

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

At March 31, 2009, the reported yield based upon the adjusted cost of the Company’s entire subordinated CMBS portfolio was 26.6% per annum. The reported yield of the Company’s investment grade securities was 9.0%. The Company’s yields to maturity on its subordinated CMBS and other securities are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company’s yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the yields to maturity, discussed above and elsewhere in this report, will be achieved.

Note 6 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at March 31, 2009 and December 31, 2008:

	Loan Outstanding				Weighted Average Yield
	March 31, 2009		December 31, 2008		March 31, 2009	December 31, 2008
Property Type	Amount	%	Amount	%
U.S.
Retail	$52,545	7.3%	$52,584	6.8%	9.4%	9.6%
Office	45,051	6.2	45,227	5.9	10.3	10.3
Multifamily(1)	77,088	10.6	77,083	9.9	5.3	10.3
Storage	31,885	4.4	31,989	4.1	9.2	9.1
Land(2)	—	—	—	—	—	—
Hotel	12,579	1.7	12,481	1.6	13.3	13.0
Other Mixed Use	3,968	0.5	3,984	0.5	9.0	8.5

Total U.S.	223,116	30.7	223,348	28.8	8.4	10.1

Non-U.S.
Retail(3)	240,673	33.3	256,069	33.0	8.1	9.1
Office(4)	177,838	24.6	202,797	26.1	8.7	9.1
Multifamily(5)	27,785	3.8	36,903	4.8	6.3	9.0
Storage	37,115	5.1	37,304	4.8	9.4	9.5
Industrial(6)	11,251	1.6	12,359	1.6	7.0	10.7
Hotel	2,737	0.4	2,794	0.4	10.2	11.0
Other Mixed Use	3,824	0.5	4,166	0.5	7.7	10.3

Total Non-U.S.	501,223	69.3	552,392	71.2	8.3	9.3

Total	$724,339	100.0%	$775,740	100.0%	8.3%	9.5%

General loan loss reserve	(29,254)		(21,033)

Total	$695,085		$754,707

(1)	Net of loan loss reserves of $98,665 at March 31, 2009 and December 31, 2008.
(2)	Net of a loan loss reserve of $25,000 at March 31, 2009 and December 31, 2008.
(3)	Net of a loan loss reserve of $1,488 at March 31, 2009 and $299 at December 31, 2008.
(4)	Net of a loan loss reserve of $55,905 at March 31, 2009 and $17,614 at December 31, 2008.
(5)	Net of a loan loss reserve of $7,141 at March 31, 2009 and $1,434 at December 31, 2008.
(6)	Net of a loan loss reserve of $1,190 at March 31, 2009 and $239 at December 31, 2008.

As of March 31, 2009, the Company’s loans had the following maturity characteristics:

Year of initial maturity *	Number of loans maturing	Current carrying value	% of total
2010	3	$24,930	3.4%
2011	15	237,660	32.8
2012	16	133,609	18.4
2013	9	162,103	22.5
2014	4	49,105	6.8
Thereafter	11	116,932	16.1

Total	58	$724,339	100.0%

General loan loss reserve		(29,254)

Total		$695,085

* Does not include potential extension options.

Activity for the three months ended March 31, 2009 was as follows:

Book Value
Balance at January 1, 2009	$754,707
Transfer of non-U.S. mortgage loan from Anthracite International JV	26,201
Proceeds from repayment of mortgage loans	(8,469)
Provision for loan loss	(55,239)
Foreign currency translation	(23,429)
Discount accretion, net	1,314

Balance at March 31, 2009	$695,085

The Company recorded a provision for specific loan losses of $47,683 for the three months ended March 31, 2009. This provision relates to two loans with an aggregate principal balance of $72,358 (€54,499) and accrued interest of $665 (€501). The first is a $29,756 (€22,412) mezzanine loan secured by a portfolio of properties located throughout Germany which required a provision totaling $24,718 (€18,112) that includes accrued interest of $665 (€501). The second is a $42,602 (€32,087) junior mezzanine loan secured by a portfolio of office buildings in the Netherlands which required a provision totaling $22,965 (€17,297). The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company does not believe that the full collectability of the loans is probable.

The Company recorded an additional general loan loss reserve of $8,221 for the three months ended March 31, 2009.

Changes in the reserve for loan losses were as follows:

	General	Specific	Total
Reserve for loan losses, December 31, 2008	$21,033	$144,895	$165,928
Reserve for loan losses- specific (including accrued interest of $665)		47,683	47,683
Foreign currency gain		(879)	(879)
Reserve for loan losses- general	8,221		8,221

1Q09 Provision for Loan Loss	$8,221	$46,804	$55,025

Reserve for loan losses, March 31, 2009	$29,254	$191,699	$220,953

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

Note 8 IMPAIRMENTS – CMBS

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

During 2008, the market value of the Company’s CMBS declined significantly. Due to changes in the timing and extent of credit losses expected, the Company increased the loss assumptions on its Controlling Class CMBS from 1.3% to 1.8% of the total underlying loan pools. For the year ended December 31, 2008, changes in loss assumptions on the Company’s 2005 through 2007 vintage Controlling Class CMBS required an impairment totaling $456,620. At January 1, 2008, the Company’s subordinated Controlling Class CMBS portfolio had a total adjusted purchase price of $881,475 and a loss adjusted yield of 10.41%. At December 31, 2008, the Company had reduced the adjusted issue price of those same securities to $509,071 and currently records a loss adjusted yield of 17.99%.

For the three months ended March 31, 2009, changes in assumed credit losses and prepayments on the Company’s CMBS required an impairment totaling $426,143.

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

Note 9 EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the three months ended March 31, 2009:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2008	$1,713	$39,158	$9,350	$448	$28,199	$78,868
Equity earnings (loss)	1	(12,078)	—	(33)	(15)	(12,125)
Foreign currency translation	—	—	—	—	(773)	(773)
Distributions of earnings	—	—	—	—	(1,009)	(1,009)
Return of capital	—	—	—	—	(26,402)	(26,402)

Balance at March 31, 2009	$1,714	$27,080	$9,350	$415	$—	$38,559

*	The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

At March 31, 2009, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II,” and collectively with Carbon I, the “Carbon Capital Funds”). The Company has pledged its interest in Carbon II as collateral under a revolving credit agreement (see Note 11 of the consolidated financial statements, “Borrowings,” for further details). The Carbon Capital Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 13 of the consolidated financial statements, “Derivative Instruments and Hedging Activities,” for further details).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired, and Carbon I is in liquidation.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. Summarized financial information for Carbon II is as follows:

	For the quarter ended March 31,
	2009	2008
Total income	$5,156	$14,088
Total expenses	2,547	5,455
Provisions for loan losses	49,410	498
Income (loss) from continuing operations	(46,801)	8,135
Net income (loss)	(46,982)	7,621

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At March 31, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of March 31, 2009, the carrying value of the Company’s investment of AHR JV was $415. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse. AHR JV is managed by the Manager (see Note 13 of the consolidated financial statements , “Derivative Instruments and Hedging Activities,” for further details).

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 13 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties.” The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,201 in Anthracite International JV’s sole investment, a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

Note 10 SECURITIZATION TRANSACTIONS, TRANSFER OF FINANCIAL ASSETS, QUALIFIED SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Securitization Transactions

The Company has completed seven securitization transactions related to commercial real estate securities and loans. The Company achieved sale treatment for transfers to two of these special purpose entities (“SPEs”), Anthracite 2004-HY1 Ltd. (“CDO HY1”) and Anthracite 2005-HY2 Ltd. (“CDO HY2”), which also qualify as QSPEs as they meet the necessary criteria regarding the types of assets they may hold and the range of discretion they may exercise in connection with the assets they hold. The determination of whether an SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive.

The portfolios of CDO HY1 and CDO HY2 consist primarily of non-investment grade CMBS. The Company’s non-investment grade CMBS include the first loss position and as a result, the Company controls the foreclosure/workout process for the underlying collateral. The following table presents the total assets (unpaid principal amount) as of March 31, 2009 and December 31, 2008 of CDO HY1 and CDO HY2 to which the Company has transferred assets and received sale treatment:

	March 31, 2009	December 31, 2008
Investment grade CMBS	$56,926	$57,087
Investment grade REIT debt	42,885	42,885
CMBS rated BB+ to B	145,876	165,081
CMBS rated B- or lower	514,242	502,740

Total	$759,929	$767,793

	Cash flows received on retained interests
	For the three months ended March 31, 2009	For the year ended December 31, 2008
	$3,569	$14,442

The key economic assumptions used to determine the estimated fair value of the retained interests at March 31, 2009 and December 31, 2008 are the underlying projected future cash flows to be received. Those cash flows include estimates of future credit losses on loans that comprise the underlying collateral for the retained interests. Once a set of cash flows has been determined, a discount rate is applied to those cash flows to calculate the net present value of the cash flows. There has been a great degree of instability in the current markets and making such estimates has been difficult and fluid. The Company reviews the market data and specific loan criteria to determine the best estimate for these assumptions using specific underlying collateral data as well as information on particular borrowers.

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

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the Company’s retained interests and the sensitivity of this fair value to immediate adverse changes in those assumptions:

	March 31, 2009	December 31, 2008
Fair value of retained interest	$11,829	$16,176
Weighted average life (years)	2.8	3.9
Anticipated credit losses
Impact of the Company’s loss assumptions	$8,998	$13,120
Impact of doubling the Company’s loss assumptions	$6,881	$10,953
Discount rate	120.5%	95.7%
Impact of 10% increase in discount rate	$8,403	$11,989
Impact of 20% increase in discount rate	$7,878	$11,037

When measuring the fair value of the retained interests, the Company estimates credit losses and the timing of losses for each loan underlying the CMBS. The securities comprising the retained interests are predominately first loss CMBS with the lowest or no ratings assigned by the credit rating agencies. These securities not only absorb the first losses of all the mortgages underlying each transaction, they are also the last to receive principal payments, if any. Therefore any cash from principal paydowns received will not flow to the benefit of the owners of these securities. In the current environment prepayments of mortgages have virtually halted. The Company does not believe it is reasonable to project that prepayments of underlying mortgages will have any significant effect on the cash flows of these securities and therefore on the value or cash flows on the retained interests. At March 31, 2009 and December 31, 2008, the amortized costs of the retained interests were $12,399 and $14,259, with an estimated fair value of $11,829 and $16,176, respectively, based on key economic assumptions.

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

Transfer of Financial Assets Accounted for as a Secured Borrowing

The transfer of financial assets accounted for as secured borrowings consists of the five Company securitization transactions in which the Company was the transferor of CMBS and commercial mortgage loans. The following table presents information about the assets transferred in connection with the secured borrowings that continue to be recognized in the Company’s statement of financial position as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Assets:
Investment grade CMBS	$438,664	$443,469
Investment grade REIT debt	155,789	155,773
CMBS rated BB+ to B	91,377	120,935
CMBS rated B- or lower	10,490	13,022
CDO investment	1,806	1,920
Credit tenant lease	16,310	20,175

Total (at estimated fair value)	714,436	755,294
Commercial mortgage loans (at amortized cost)	429,640	439,286

Total	$1,144,076	$1,194,580

Liabilities:
CDOs (at estimated fair value)	$425,116	$564,661

The assets above are restricted solely to satisfy the related liabilities of the specific entity.

Qualified Special Purpose Entities

In addition to the retained interest described above, the Company also holds interests in 38 U.S. and Canadian dollar denominated Controlling Class CMBS that were purchased in connection with the Company’s commercial real estate investing activities and qualify as QSPEs. The estimated fair value of the U.S. and Canadian dollar denominated Controlling Class CMBS that qualify as QSPEs were approximately $263,646 and $312,477 as of March 31, 2009 and December 31, 2008, respectively. The underlying collateral for the Company’s U.S. and Canadian dollar denominated Controlling Class CMBS is comprised of 4,447 commercial mortgage loans with a total balance of $56,609,580. The Company maintains the right to control the foreclosure/workout process of the underlying loans.

The Company also holds interests in eight European and two Japanese Controlling Class CMBS in which it maintains the right to control the foreclosure/workout process of the underlying loans. The estimated fair values of the European Controlling Class CMBS that qualify as QSPEs were approximately $22,514 and $35,875 at March 31, 2009 and December 31, 2008, respectively. The underlying collateral for the European Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $7,113,486 at March 31, 2009. The estimated fair values of the Japanese Controlling Class CMBS that qualify as QSPEs were approximately $3,763 and $4,845 at March 31, 2009 and December 31, 2008, respectively. The underlying collateral for the Japanese Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $23,799 at March 31, 2009.

The Company also owns all of the preferred equity and a debt security of LEAFs CMBS I Ltd. (“LEAF”). LEAF is a CDO and its underlying collateral for the structure is $2,417,547 and $2,674,875 of investment grade CMBS as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, the estimated fair value of the Company’s investment in LEAF on its consolidated statements of financial condition was $9,806 and $9,920, respectively.

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

The Company is involved with two entities that the Company has deemed to be VIEs, one in which the Company is the primary beneficiary and one in which the company holds a significant variable interest. The Company’s variable interests in these VIEs include debt and equity interests. The Company does not have any future obligation to provide financial support to these entities. The Company’s involvement with VIEs arises from:

1)	A Controlling Class CMBS that did not qualify as a QSPE because the special servicer has more discretion over sales of defaulted loans than is typically permitted to qualify as a QSPE. The Company is the primary beneficiary and consolidates the VIE. The Company’s maximum exposure to loss associated with the Company’s investment in this entity is $22,007 and $22,301 as of March 31, 2009 and December 31, 2008, respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statement of financial condition related to this VIE at March 31, 2009 was $953,102 and $931,095, respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statement of financial condition related to this VIE at December 31, 2008 was $1,022,105 and $998,804, respectively. The assets of the consolidated VIE may only be used to settle the obligations of the VIE and creditors of the consolidated VIE have no recourse beyond the VIE’s assets. The assets associated with this VIE are included in commercial mortgage loan pools and the liabilities are included in secured by pledge of commercial loan pools on the consolidated statements of financial condition.

2)	A 10% significant variable interest in AHR JV in which substantially all of the economics of the entity are absorbed by one other investor, but for which the Company has a 50% voting right. The Company’s maximum exposure to loss associated with AHR JV as of March 31, 2009 was $415 related to its equity investment. This amount is included in equity investments on the consolidated statements of financial condition. The Company’s maximum exposure to loss associated with AHR JV as of December 31, 2008 was $448. The total assets of AHR JV at March 31, 2009 were $4,160.

Note 11 BORROWINGS

Certain information with respect to the Company’s borrowings at March 31, 2009 is summarized as follows:

Borrowing Type	Carrying Value	Adjusted Issuance Price	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged
Credit facilities (1)	$429,382	$429,382	4.4%	1.1 years	$381,818
Commercial mortgage loan pools	931,095	931,095	4.3%	4.7 years	953,102
CDOs (2)	425,116	1,704,539	5.9%	4.4 years	1,012,884

Senior unsecured notes (2)	7,881	162,500	7.6%	8.1 years	Unsecured
Junior unsecured notes (2)	3,153	66,385	6.6%	13.1 years	Unsecured
Senior unsecured convertible notes	72,117	72,117	15.4%	18.4 years	Unsecured
Junior subordinated notes (2)	8,392	180,477	7.6%	26.9 years	Unsecured

Total Borrowings	$1,877,136	$3,546,495	5.7%	5.9 years	$2,347,804

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.

(2)

As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain on liabilities on the consolidated statement of operations. For the three months ended March 31, 2009, the Company recorded an unrealized gain of $127,695 due to the reduction of the fair value of such liabilities.

At March 31, 2009, the Company’s borrowings had the following remaining maturities, at amortized cost:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)(2)	$33,450	$—	$170,325	$225,607	$—	$—	$429,382
Commercial mortgage loan pools(3)		66,904	18,405	102,579	735,959	7,248	$931,095
CDOs(3)	1,743	350	33,646	371,116	731,721	565,963	1,704,539
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Junior unsecured notes	—	—	—	—	—	66,385	66,385
Senior unsecured convertible notes(4)	—	—	—	—	—	72,117	72,117
Junior subordinated notes	—	—	—	—	—	180,477	180,477

Total Borrowings	$35,193	$67,254	$222,376	$699,302	$1,467,680	$1,054,690	$3,546,495

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)	The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. If the Company were unable to satisfactorily restructure its secured credit facilities or obtain extensions of the waivers from these secured credit facility lenders on or before May 15, 2009, certain of the Company’s borrowings may become immediately payable.
(3)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(4)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Debt Covenants

Due to the significant net loss it incurred in the fourth quarter of 2008, current market conditions, its liquidity position and the uncertain outcome of the Company’s ongoing negotiations with its secured credit facility lenders as of the date of this report, the Company was unable to conclude, by the time of the due date of its Form 10-K, that it has sufficient sources of liquidity to fund operations for the next twelve months. In conjunction with the Company’s inability to make such conclusion, the Company’s independent registered public accounting firm issued an opinion on the Company’s consolidated financial statements that stated substantial doubt exists as to the Company’s ability to continue as a going concern.

Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009, and subsequently this waiver has been extended until May 15, 2009. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon II securing such facility. As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived this breach until April 1, 2009, and subsequently this waiver has been extended until May 15, 2009. Additionally, in the first quarter of 2009, the Company’s Euro CDO failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders. On March 17, 2009, the lender waived this event of default until April 1, 2009, and subsequently this waiver has been extended until May 15, 2009.

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company’s secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities. In connection with the waivers, the Company partially repaid its facilities, in the amount of $6 million with respect to each of Morgan Stanley and Bank of America, and $3 million with respect to Deutsche Bank and thereby reduced the respective facility loan balances.

The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. As discussed and for the reasons stated above, if the Company were unable to satisfactorily restructure its secured credit facilities or obtain extensions of the waivers from these secured credit facility lenders on or before May 15, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility. An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures. In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately. The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

In addition to the covenants under the Company’s secured facilities, certain of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s first three CDOs contain certain interest coverage and overcollateralization tests. At December 31, 2008, these CDOs were in compliance with all such tests. The Company’s three CDOs designated as HY series do not have any compliance tests. A significant test in Euro CDO is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral. In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest coverage test. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is cured. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. As of December 31, 2008, the Company’s other applicable CDOs met all coverage tests.

Except as noted above, the Company is not aware of any instances of non-compliance that have not been waived with respect to these covenants at March 31, 2009.

On April 29, 2009, the Company made the interest payments originally due March 30, 2009 on its junior subordinated notes due March 2036 related to Anthracite Capital Trust III and 7.20% senior notes due December 2016. As of May 11, 2009, the Company did not make the interest payments due April 30, 2009 on its fixed (7.772%)-to-floating rate senior notes due July 2017, 7.22% senior notes due October 2016, fixed (8.1275%)-to-floating rate senior notes due July 2017, fixed-to-floating rate junior subordinated notes due October 2035 related to Anthracite Capital Trust I, floating rate junior subordinated notes due April 2022 and fixed-to-floating rate junior subordinated notes due April 2036 related to Anthracite Capital Trust II. Under the indentures governing these notes, if an interest payment is made within thirty days of the due date, it shall not constitute an event of default. As of May 11, 2009, these interest payments totaled approximately $5,083 and €589.

Credit Facilities and Reverse Repurchase Agreements

Under the credit facilities and the reverse repurchase agreements, the respective lender retains the right to mark the underlying collateral to estimated fair value. Outstanding borrowings bear interest at a LIBOR-based variable rate. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. On March 17, 2009, the Company’s secured credit facility lenders agreed to waive their right to make margin calls until April 1, 2009 and have subsequently extended this waiver until May 15, 2009. If the Company is unable to obtain a permanent forbearance from these lenders from making margin calls, the Company may be required to provide additional collateral or fund margin calls in the future. The Company received and funded margin calls and amortization payments totaling $44,602 during 2009 and $216,969 during 2008.

The following table summarizes the Company’s credit facilities at March 31, 2009 and December 31,2008.

		March 31, 2009			December 31, 2008
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity
Bank of America, N.A. and Banc of America Mortgage Capital Corporation (1)	9/18/10	$121,858	$121,858	$—	$275,000	$127,889	$—
Deutsche Bank, AG, Cayman Islands Branch(2)	7/08/10	71,583	71,583	—	83,570	83,570	—
Bank of America, N.A.(3)	9/18/10	32,167	32,167	—	100,000	44,009	—
Morgan Stanley Bank (3)	2/17/10	170,324	170,324	—	300,000	194,864	—
BlackRock Holdco 2, Inc.(1)	3/05/10	33,450	33,450	—	39,356	30,000	—

		$429,382	$429,382	$—	$797,926	$480,332	$—

(1)	USD only.

(2)	Multicurrency (USD and Non-USD).
(3)	Non-USD only.

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

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency credit facility until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the

Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility) would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down the multicurrency repurchase agreement when due. Under the terms of the extension agreement, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $1,600 are required under the facility. The monthly amortization payment can be increased or decreased based on a monthly repricing of all the assets that collateralize the credit facility.

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

On February 29, 2008, the Company entered into a binding loan commitment letter (the “Commitment Letter”) with Holdco 2, pursuant to the terms of which Holdco 2 or its affiliates (together, the “Lender”) committed to provide a revolving credit loan facility (the “BlackRock Facility”) to the Company for general working capital purposes. Holdco 2 is a wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), the parent of BlackRock Financial Management, Inc., the Manager of the Company.

On March 7, 2008, the Company and Holdco 2 entered into the BlackRock Facility. The BlackRock Facility had a term of 364 days with two 364-day extension periods, subject to the Lender’s approval. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The maximum principal amount of the BlackRock Facility is the lesser of $60,000 or an amount determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. As of February 28, 2009, the maximum principal amount from the BlackRock Facility declined to approximately $24,840 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. Due to the current value of Carbon II and the amount of the Company’s outstanding borrowings under the BlackRock Facility, the Company is currently not able to make new borrowings under this facility. All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco 2.

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

Note 12 PREFERRED STOCK

In the first quarter of 2009, the Company elected not to declare any of the specified dividends on its three series of preferred stock. As of March 31, 2009, $3,019 of preferred dividends were in arrears. These dividends in arrears are included as part of dividends on preferred stock on the consolidated statements of operations since they represent a claim on earnings superior to common stockholders. These dividends in arrears have not been accrued as dividends payable since they have not been declared.

Note 13 TRANSACTIONS WITH THE MANAGER AND CERTAIN OTHER PARTIES

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

The Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company’s Common Stock ($10.39 per common share at March 31, 2009) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company’s Common Stock outstanding during the applicable quarterly period. The Management Agreement provides that the incentive fee payable to the Manager will be subject to a rolling four-quarter high watermark.

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

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Management fee	$2,131	$3,275
Incentive fee	—	10,544
Incentive fee - stock based	243	399

Total management and incentive fees	$2,374	$14,218

At March 31, 2009 and 2008, management and incentive fees of $11,796 and $14,218, respectively, remain payable to the Manager and are included on the accompanying consolidated statement of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $50 and $125 for certain expenses incurred on behalf of the Company during 2009, and 2008, respectively.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2009 and 2008, the Company recorded administration and accounting service fees of $245, and $255, respectively, which are included in general and administrative expense on the consolidated statements of operations.

The special servicer for 33 of the Company’s 39 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank. The Manager is a wholly owned subsidiary of BlackRock. PNC Bank and Midland are subsidiaries of the PNC Financial Services Group (“PNC”), a significant stockholder of BlackRock. and thus a related party of the Manager.

As disclosed in Note 11 of the consolidated financial statements, “Borrowings,” on March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock. BlackRock. is the parent of the Manager. The Company has pledged its interest in Carbon II as collateral under this facility.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the carrying value of the Company’s investment in Carbon I at March 31, 2009 was $1,714. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At March 31, 2009, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. At March 31, 2009, the carrying value of the Company’s investment in Carbon II was $27,080. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At March 31, 2009, the Company owned approximately 26% of the outstanding shares in Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of March 31, 2009, the carrying value of the Company’s investment of AHR JV was $415. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,201 in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the

Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager for services to be performed an amount equal to the remaining Installment Payment less the sum of all payments made by the Manager to GMAC. At March 31, 2009, the Installment Payment is $2,000 payable over two years. The Company is not required to accrue for this contingent liability.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of the BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of the BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. Following the closing of these exchanges on February 27, 2009, Bank of America Corp./Merrill Lynch and PNC owned approximately 4.9% and 46.5%, respectively, of BlackRock’s voting common stock. The capital stock held by Bank of America Corp./Merrill Lynch and PNC in BlackRock remained largely unchanged at approximately 47.4% and 31.5% on a fully diluted basis, respectively.

Bank of America Corp. is the parent of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, secured credit facility lenders to the Company.

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At March 31, 2009, the balance of such net deposits pledged by counterparties as collateral under these agreements totaled $8,357 and is recorded as a component of other liabilities on the consolidated statement of financial condition.

At March 31, 2009, the Company had restricted cash of $60,126, consisting of $42,036 on deposit with the trustees for the Company’s CDOs and $18,090 pledged as collateral for interest rate swaps. At December 31, 2008, the Company had restricted cash of $23,982, consisting of $2,869 on deposit with the trustees for the Company’s CDOs, $3,100 pledged as collateral for interest rate swap agreements and $18,013 required by financial covenants under the Company’s credit facilities.

The following table summarizes the Company’s derivative instruments at March 31, 2009 and December 31, 2008. All derivative assets are included in derivative assets on the consolidated statements of financial condition and all derivative liabilities are included in derivative liabilities on the consolidated statements of financial condition.

	Asset Derivatives Estimated Fair Value		Liability Derivatives Estimated Fair Value
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	$—	$—	$(5,894)	$(4,579)

Total derivatives designated as hedging instruments under FAS 133	$—	$—	$(5,894)	$(4,579)

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	$5,784	$4,048	$(88,810)	$(92,682)
Forward exchange contracts	2,192,452	925,584	(2,183,425)	(921,666)

Total derivatives not designated as hedging instruments under FAS 133	2,198,236	929,632	(2,272,235)	(1,014,348)

Total derivatives	$2,198,236	$929,632	$(2,278,129)	$(1,018,927)

The following table summarizes the amounts recognized on the consolidated statements of financial condition and operations related to the Company’s cash flow hedges for the three months ended March 31, 2009 and 2008, respectively.

Derivatives in FAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative For the three months ended March 31,		Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income For the three months ended March 31,		Location of Gain/(Loss) recognized in income on derivative	Amount of Gain/(Loss) recognized in income on derivative For the three months ended March 31,
	2009	2008		2009	2008		2009	2008
Interest rate contracts	$(1,481)	$(7,371)	Interest income/expense	$(2,330)	$(696)	Interest expense	$64	$(79)

Total	$(1,481)	$(7,371)		$(2,330)	$(696)		$64	$(79)

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s trading derivatives for the three months ended March 31, 2009 and 2008, respectively.

Derivatives not designated as hedging instruments under FAS 133	Location of Gain/(Loss) Recognized in Income on Derivative(1)	Amount of Gain/(Loss) Recognized in Income on Derivative
		2009	2008
Interest rate contracts	Other gains (losses)	$(3,669)	$(34,351)
Forward exchange contracts	Other gains (losses)	13,996	(35,396)

Total		$10,326	$(70,287)

(1)    The change in estimated fair value related to derivatives not designated as hedging under FAS 133 is recorded in unrealized gain (loss) on swaps classified as held-for-trading on the consolidated statement of operations. Interest expense related to derivatives not designated as hedging under FAS 133 is recorded in realized loss on securities and swaps held-for-trading, net on the consolidated statement of operations.

In connection with the adoption of FAS 159 on January 1, 2008, the Company dedesignated CDO interest rate swaps with notional amounts aggregating $875,548 as trading derivatives. The Company will reclassify the $25,410 loss in value from OCI to interest expense over 8.3 years. For the quarter ended March 31, 2009, $1,360 was reclassified as an increase to interest expense and $4,990 will be reclassified as an increase to interest expense over the next twelve months.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in foreign currency gain (loss) in the consolidated statement of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. These contracts are recorded at their estimated fair value at March 31, 2009 and are included in derivative instruments on the consolidated statement of financial conditions. The Company recorded foreign currency gains (losses) of $10,787 and $(8,041) for the three months ended March 31, 2009 and 2008, respectively.

Consistent with SFAS No. 52, Foreign Currency Translation (“FAS 52”), FAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company may use foreign currency forward contracts and currency swaps to manage the foreign exchange risk associated with the Company’s investment in its non-U.S. dollar functional currency foreign subsidiary. In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within OCI. For the three months ended March 31, 2009, the foreign currency translation loss included in accumulated OCI was $13,064.

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

Note 15 NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Interest Income:
Interest from securities	$49,812	$52,269
Interest from commercial mortgage loans	15,810	23,732
Interest from commercial mortgage loan pools	10,373	12,865
Interest from cash and cash equivalents	272	1,064

Total interest income	76,267	89,930

Interest Expense:
Interest – securities	41,277	57,317

Total interest expense	41,277	57,317

Net interest income	$34,990	$32,613

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All currency figures expressed herein are expressed in thousands, except share and per share amounts.

I.	Executive Overview

Anthracite Capital, Inc., a Maryland corporation (collectively with its subsidiaries, the “Company”), is a specialty finance company that invests in commercial real estate assets on a global basis. The Company commenced operations on March 24, 1998 and has elected to be taxed as a real estate investment trust (“REIT”). The Company seeks to generate income from the spread between the interest income, gains and net operating income on its commercial real estate assets and the interest expense from borrowings to finance its investments. The Company’s primary activities are investing in high yielding commercial real estate debt and equity. The Company combines traditional real estate underwriting and capital markets expertise to maximize the opportunities arising from the continuing integration of these two disciplines. The Company focuses on acquiring pools of performing loans in the form of commercial mortgage-backed securities (“CMBS”), issuing secured debt backed by CMBS and providing strategic capital for the commercial real estate industry in the form of mezzanine loan financing and equity.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There is substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and the first quarter of 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. and Non- U.S. commercial real estate finance markets have been particularly affected as demand for such assets has sharply declined and defaults have risen, including for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested. These effects include:

•

Negative operating results during 2008. The Company incurred net loss available to common stockholders of $(258,049) for the year ended December 31, 2008 compared with net income of $71,854 for the year ended December 31, 2007, driven primarily by significant net realized and unrealized losses, the incurrence of a $165,928 provision for loan losses (including the establishment of a general reserve) and a loss from equity investments ($53,630) compared with earnings of $32,093 in the prior year. The establishment of a general reserve for loan losses was deemed necessary given the dramatic change in the prospects for loan performance as a result of significant property value declines in the fourth quarter. The Company updates its general reserve calculation on a quarterly basis.

•

Adverse impact on liquidity and access to capital. The Company’s unrestricted cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. Unrestricted cash and cash equivalents further decreased to $3,872 at March 31, 2009. In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities. Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

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

These effects have led to the following adverse consequences for the Company:

•

Substantial doubt about the ability to continue as a going concern. The Company’s independent registered public accounting firm has issued an opinion on the Company’s December 31, 2008 consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern. The Company obtained agreements from its secured credit facility lenders and the lender under the Company’s secured credit facility with Holdco 2 (as defined below) on March 17, 2009 that the covenant breach caused by the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is permanently waived or such reference does not constitute an event of default and/or covenant breach under the applicable facilities.

•

Breach of covenants during the fourth quarter of 2008. Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the year ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived these covenant breaches until April 1, 2009 and subsequently, this waiver has been extended until May 15, 2009. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived this breach until April 1, 2009 and subsequently extended this waiver until May 15, 2009. Additionally, in the first quarter of 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

•

Inability to satisfy margin call. During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders. On March 17, 2009, the lender waived this event of default until April 1, 2009, and subsequently extended this waiver until May 15, 2009.

•

Reduction or elimination of dividends. Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its common and preferred stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. As discussed and for the reasons stated above, if the Company were unable to satisfactorily restructure its secured credit facilities or obtain extensions of the waivers from these secured credit facility lenders on or before May 15, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility. An event of default under any of the Company’s facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the Company’s other facilities and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures. In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately. The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Secured credit facilities waivers

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company’s secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities. In connection with the waivers, the Company partially repaid its facilities, in the amount of $6 million with respect to each of Morgan Stanley and Bank of America, and $3 million with respect to Deutsche Bank and thereby reduced the respective facility loan balances.

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

Weighted Average Life, Minimum Weighted Average Recovery Rate, the Moody’s Weighted Average Rating Factor, and Fitch Vector Model Test (“Collateral Quality Tests”)

Collateral quality tests limit the ability of the Company’s CDOs to trade securities within its portfolio. These tests apply to the Euro CDO, which is actively managed. If any one of these tests fails, then any subsequent trade will either have to maintain or improve the result of the failing test or the trade cannot be executed.

Of the above mentioned collateral quality tests, the weighted average rating test and the vector model test have several implications to the CDO. These tests are primarily impacted when credit rating agencies downgrade the underlying CDO collateral. In addition to the Manager’s ability to trade securities in the portfolio, ratings downgrades by either Moody’s or Fitch of assets in the Company’s CDOs can negatively impact compliance with the overcollateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period. After the reinvestment period, there are limited circumstances under which trades can be executed. However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of March 31, 2009. During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes. Despite several assets being considered in default according to the CDO’s transaction documents, all of the assets, with the exception of one, have made their April coupon payments in full.

If the Euro CDO does not resolve the failures of the overcollateralization tests by May 15, 2009, the next coupon date, then any cash flows that remain after the payment of interest to the Class A and Class B senior notes will be utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are satisfied.

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. As of March 31, 2009, the Company’s other applicable CDOs met all coverage tests.

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	125.9%	124.1%	116.8%	92.9%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	203.0%	169.9%	243.7%	92.9%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.76
Trigger	N/A	N/A	N/A	7.75
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.8%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2621
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Management Agreement

On March 11, 2009, the Company’s unaffiliated directors approved the First Amendment and Extension to the Amended and Restated Investment Advisory Agreement, dated March 31, 2008, between the Company and the Manager (as amended, the “Management Agreement”). The Management Agreement will expire on March 31, 2010, unless extended. For the full one-year term of the renewed contract, the Manager has agreed to receive the entire management fee and any incentive fees in the Company’s Common Stock subject to (i) the Common Stock continuing to be listed on the New York Stock Exchange (the NYSE) and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained. If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained , such fees will be payable in cash. The unaffiliated directors and the Manager may also mutually agree to defer the payment of the management fee and the incentive fee, in whole or in part. Such deferred fees will be payable in cash unless the unaffiliated directors and the Manager mutually agree otherwise.

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

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower) or non-rated. As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the pool of underlying mortgage loans. Typically, the principal amount of these below investment grade classes represents 2.0% to 5.0% of the principal of entire pool of underlying mortgage loans. The investor that owns the lowest rated or non-rated, CMBS class is designated as the controlling class representative for the underlying pool of mortgage loans. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures on any of the underlying mortgage loans that have defaulted. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class that is the first to absorb losses. At March 31, 2009, the Company owned 39 controlling class trusts in which the Company is in the first loss position.

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

The following table illustrates the mix of the Company’s asset types at March 31, 2009 and December 31, 2008:

	Carrying Value at
	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial real estate securities(1)	$844,032	33.4%	$935,963	33.6%
Commercial real estate loans(2)	723,879	28.6	823,777	29.5
Commercial mortgage loan pools(3)	953,102	37.7	1,022,105	36.6
Commercial real estate equity(4)	9,350	0.3	9,350	0.3

Total commercial real estate assets	2,530,363	100.0	2,791,195	100.0

Residential mortgage-backed securities	23	—	787	—

Total	$2,530,386	100.0%	$2,791,982	100.0%

(1)	Includes equity investment in AHR JV.
(2)	Includes equity investments in the Carbon Capital funds and AHR International JV. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,201 in Anthracite International JV’s sole investment, an investment in a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company (“AHR MS”), which then posted the asset as additional collateral under the facility.
(3)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 6 of the consolidated financial statements.
(4)	Represents equity investment in Dynamic India Fund IV.

The Company did not purchase any securities during the three months ended March 31, 2009. As noted above, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in a non- U.S. commercial mortgage loan with a carrying value of €19,395 ($26,201), to AHR MS in January of 2009.

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at March 31, 2009 is as follows:

	Commercial Real Estate Securities(2)		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
USD		$750,716		$251,912		—	$953,102		$1,955,730	$1,955,730	77.3%
GBP		£4,850		£43,640		—	—		£48,490	69,502	2.7%
EURO		€22,767		€310,859		—	—		€333,626	442,955	17.5%
Canadian Dollars	C$	60,550	C$	6,266		—	—	C$	66,816	53,107	2.1%
Japanese Yen		¥791,124		—		—	—		¥791,124	8,009	0.3%
Swiss Francs		—	CHF	23,839		—	—	CHF	23,839	20,964	0.8%
Indian Rupees		—		—	Rs	475,730	—	Rs	475,730	9,350	0.4%

General loan loss reserve		—		(29,254)		—	—		(29,254)	(29,254)	(1.1)

Total USD Equivalent		$844,032		$723,879		$9,350	$953,102		$2,530,363	$2,530,363	100.0%

(1)	Includes the Company’s investments in the Carbon Capital Funds of $28,794 at March 31, 2009.
(2)	Includes the Company’s investment in AHR JV of $415 at March 31, 2009.

A summary of the Company’s commercial real estate assets with estimated fair values in local currencies at December 31, 2008 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
USD		$805,573		$264,219		—	$1,022,105		$2,091,897	$2,091,897	74.9%
GBP		£9,321		£43,662		—	—		£52,983	76,176	2.8%
Euro		€40,826		€352,649		—	—		€393,475	546,947	19.6%
Canadian Dollars	C$	62,660	C$	6,285		—	—	C$	68,945	55,849	2.0%
Japanese Yen		¥859,457		—		—	—		¥859,457	9,482	0.3%
Swiss Francs		—	CHF	23,976		—	—	CHF	23,976	22,527	0.8%
Indian Rupees		—		—	Rs	455,532	—	Rs	455,532	9,350	0.3%

General loan loss reserve		—		(21,033)		—	—		(21,033)	(21,033)	(0.7)

Total USD Equivalent		$935,963		$823,777		$9,350	$1,022,105		$2,791,195	$2,791,195	100.0%

(1)	Includes the carrying value of the Company’s investment in AHR JV of $448 at December 31, 2008.
(2)	Includes the carrying value of the Company’s investments in the Carbon Capital Funds of $40,871 and AHR International JV of $28,199 at December 31, 2008. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in non-U.S. commercial mortgage loan, to AHR MS, which then posted the asset as additional collateral under the facility.

The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments. The Company no longer uses various currency instruments to hedge the capital portion of its foreign currency risk. In January 2009, the Company discontinued the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments. The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other. Foreign currency gains (loss) were $10,787 and $(8,041) for the three months ended March 31, 2009 and 2008. Included in accumulated other comprehensive loss was a $13,064 loss on foreign currency translation. As a result, the Company’s foreign currency exposure for the three months ended March 31, 2009 resulted in a net economic loss of $2,277.

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at March 31, 2009. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value		Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$106,690	$34,811	(1)	$33.50	$51,147	$47.94	17.64%
CMBS rated BB+ to B	473,842	48,458		10.23	115,950	24.47	25.32%
CMBS rated B– or lower	605,738	21,510		0.26	69,339	0.89	47.04%
CDO investments	317,531	19,828		6.24	14,697	4.63	142.82%
CMBS interest only securities (“CMBS IOs”)	80,030	4,989		6.23	1,595	1.99	40.75%

Total commercial real estate securities outside CDOs	1,583,831	129,596		1.53	252,728	2.92	36.66%

Commercial real estate securities included in CDOs
Investment grade CMBS	747,652	438,664		58.67	640,772	90.75	9.31%
Investment grade REIT debt	198,674	155,789		78.41	199,588	100.46	5.85%
CMBS rated BB+ to B	496,098	91,377		18.42	265,042	53.43	16.49%
CMBS rated B– or lower	287,953	10,490		3.64	40,850	14.19	43.26%
CDO investments	4,014	1,806		44.99	2,767	68.93	18.57%
Credit tenant lease	22,487	16,310		72.53	23,079	102.64	5.66%

Total commercial real estate securities included in CDOs	1,756,878	714,436		40.67	1,172,098	68.86	11.48%

Total commercial real estate securities	$3,340,709	$844,032		$8.15	$1,424,826	$14.11	15.94%

(1)	Includes the Company’s investment in AHR JV of $415 at March 31, 2009.

The following table details the par, carrying value, adjusted purchase price and expected yield of the Company’s commercial real estate assets included in as well as outside of the Company’s CDOs at December 31, 2008:

Commercial real estate securities outside CDOs	Par	Estimated Fair Value		Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$140,484	$51,117	(1)	$37.03	$138,602	$98.66	7.51%
Investment grade REIT debt	121	93		77.24	123	101.41	5.27%
CMBS rated BB+ to B	531,066	68,513		12.90	211,138	39.76	18.07%
CMBS rated B– or lower	527,629	32,685		5.94	121,961	22.86	16.55%
CDO investments	325,125	24,176		7.44	16,449	5.06	65.27%
CMBS interest only securities (“CMBS IOs”)	82,840	4,085		4.93	1,773	2.14	35.15%

Total commercial real estate securities outside CDOs	1,607,265	180,669		11.21	490,046	30.41	16.35%

Commercial real estate securities included in CDOs
Investment grade CMBS	777,118	443,469		57.07	717,872	95.05	16.29%
Investment grade REIT debt	210,624	155,773		73.96	211,589	100.46	5.48%
CMBS rated BB+ to B	542,425	120,935		22.30	370,729	68.35	12.69%
CMBS rated B– or lower	235,233	13,022		5.54	64,772	27.54	18.28%
CDO investments	4,000	1,920		48.00	2,675	66.87	18.36%
Credit tenant lease	22,643	20,175		89.10	23,245	102.66	5.66%

Total commercial real estate securities included in CDOs	1,792,043	755,294		42.15	1,390,882	78.77	13.61%

Total commercial real estate securities	$3,399,308	$935,963		$27.53	$1,880,928	$55.33	11.01%

(1)	Includes the Company’s investment in AHR JV of $448 at December 31, 2008.

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also hedged to protect the Company from an increase in short-term interest rates. At March 31, 2009, 60% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company’s CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financings.

The table below summarizes the Company’s CDO collateral and debt at March 31, 2009.

	Collateral at March 31, 2009		Debt at March 31, 2009
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$401,586	10.20%	$373,445	6.40%	3.81%
CDO II	277,425	9.65	252,140	5.79	3.86
CDO III	335,087	8.38	357,813	5.06	3.32
CDO HY3	275,521	15.04	371,292	8.87	6.16
Euro CDO	317,964	9.63	349,849	3.31	6.32

Total **	$1,607,583	10.44%	$1,704,539	5.93%	4.51%

*	Weighted average cost of funds is the current cost of funds plus hedging expenses.
**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At March 31, 2009, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the loans underlying these securities was $56,609,580. At March 31, 2009, subordinated Controlling Class CMBS with a par of $1,540,603 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $685,628 were held as collateral by CDO HY1 and CDO HY2.

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at March 31, 2009 was $321,676; the average credit protection, or subordination level, of this portfolio was 0.98%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at March 31, 2009 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$143,491	$31,591	$22.0	$62,390	$43.5	5.6%
BB	149,476	19,382	13.0	54,817	36.7	3.1
BB-	114,892	18,000	15.7	54,215	47.2	2.8
B+	101,681	6,525	6.4	30,343	29.8	2.1
B	212,090	13,392	6.3	76,135	35.9	5.0
B-	116,724	5,440	4.7	16,453	14.1	1.4
CCC+	73,186	2,808	3.8	10,756	14.7	1.3
CCC	51,051	1,218	2.4	4,975	9.7	1.2
CCC-	39,535	1,362	3.4	7,276	18.4	1.5
CC	18,490	254	1.4	611	3.3	0.8
NR	519,987	11,997	2.3	35,219	6.8	n/a

Total	$1,540,603	$111,969	$7.3	$353,190	$22.9

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$233,572	$44,258	$18.9	$109,903	$47.1	4.4%
BB	164,824	24,211	14.7	76,874	46.6	3.5%
BB-	172,505	33,158	19.2	85,802	49.7	5.1%
B+	103,712	10,690	10.3	39,907	38.5	2.1%
B	116,465	11,187	9.6	44,990	38.6	2.2%
B-	125,165	8,499	6.8	36,035	28.8	4.0%
CCC+	50,364	2,817	5.6	12,432	24.7	0.9%
CCC	35,592	1,470	4.1	11,582	32.5	0.8%
CC	12,643	253	2.0	2,084	16.5	0.3%
NR	528,724	25,703	4.9	89,462	16.9	n/a

Total	$1,543,566	$162,246	$10.5	$509,071	$32.9

During the three months ended March 31, 2009, the loan pools were paid down by $439,114. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value and therefore the Company’s net book value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the three months ended March 31, 2009, one security in one of the Company’s Controlling Class CMBS was upgraded by at least one rating agency and 76 securities in 16 Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded three of the Company’s non-Controlling Class commercial real estate securities and downgraded 27.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $1,262,574 related to principal of the underlying loans will not be recoverable, of which $808,207 is expected to occur over the next five years. The total loss estimate of $1,262,574 represents 2.23% of the total underlying loan pools.

The Company considers delinquency information from the Barclays Capital Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The year of issuance, or vintage year, is important, as older loan pools will tend to have more delinquencies than newly underwritten loans. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at March 31, 2009 are shown in the table below:

		Delinquencies Outstanding			Barclays Capital Conduit Guide
Vintage Year	Underlying Collateral	Weighted average Delinquency	Maximum Delinquency Percentage	Minimum Delinquency Percentage
1998	$1,201,104	14.6%	50.0%	0.0%	8.3%
1999	403,031	4.3	4.3	4.3	4.1
2001	793,666	1.7	1.7	1.7	2.3
2002	862,046	1.4	1.4	1.4	1.5
2003	1,702,427	1.0	1.2	0.9	1.2
2004	5,758,905	2.4	9.4	0.3	1.3
2005	11,738,868	0.9	2.6	0.0	1.5
2006	13,986,937	2.8	4.7	1.1	2.1
2007	20,162,596	2.8	9.4	0.4	2.0

Total	$56,609,580	2.5%			2.0	%*

*	Weighted average based on current principal balance.

Delinquencies on the Company’s CMBS collateral as a percent of principal are generally consistent with expectations, taking into consideration the difficult market environment. See Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a detailed discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information related to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at March 31, 2009:

	March 31, 2009
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$372,053	2	0.7%
Past due 60 days to 89 days	226,621	30	0.4
Past due 90 days or more	802,145	73	1.4
Real Estate owned	23,888	10	0.0
Foreclosure	8,640	4	0.0

Total Delinquent	1,433,347	119	2.53

Total Collateral Balance	$56,609,580	4,447

Of the 119 delinquent loans at March 31, 2009, 10 loans were real estate owned and being marketed for sale, 4 loans were in foreclosure and the remaining 105 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 2.5%. During 2009, the underlying collateral experienced early payoffs of $439,114 representing 0.8% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $7,097 were realized during the three months ended March 31, 2009. This brings cumulative realized losses to $154,843, which is 10.9% of total estimated losses. These losses include special servicer and other workout expenses. This experience to date is in line with the Company’s loss expectations. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The Company maintains diversification of credit exposures through its underwriting process and can shift its focus in future investments by adjusting the mix of loans in subsequent acquisitions. The profile of the loans underlying the Company’s CMBS by property type at March 31, 2009 was as follows:

	March 31, 2009 Exposure
Property Type	Collateral Balance	% of Total
Office	$19,263,272	34.0%
Retail	16,123,968	28.5
Multifamily	12,108,106	21.4
Industrial	4,316,553	7.6
Lodging	3,993,461	7.1
Healthcare	322,962	0.6
Other	481,258	0.8

Total	$56,609,580	100%

The Company’s CMBS interest income, calculated in accordance with Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and taxable income.

Commercial Real Estate Loan Activity

The Company’s commercial real estate loan portfolio generally emphasizes larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

During the three months ended March 31, 2009, the Company did not fund any additional commercial real estate loan investments and received repayments of commercial real estate loans in the aggregate amount of $8,469.

The Company recorded a provision for loan losses of $55,904 for the three months ended March 31, 2009. This provision relates to two loans with an aggregate principal balance of €54,499 and accrued interest of €501. The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company believes the full collectibility of the loans is not probable. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The Company invests in the Carbon Capital Funds which also invest in commercial real estate loans. For the three months ended March 31, 2009, the Company recorded a net loss $12,077 related to the Carbon Capital Funds. The investment periods for the Carbon Capital Funds have expired and as repayments continue to occur, capital will be returned to investors.

The Company’s investments in the Carbon Capital Funds are as follows:

	March 31, 2009	December 31, 2008
Carbon I	$1,714	$1,713
Carbon II	27,080	39,158

	$28,794	$40,871

All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco 2. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At March 31, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II.	Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the three months ended March 31,		Variance
	2009	2008	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$42,434	$43,624	$(1,190)	(2.7)%
Commercial real estate loans	4,843	8,327	(3,484)	(41.8)
Commercial mortgage loan pools	10,373	12,865	(2,492)	(19.4)
Residential mortgage-backed securities	61	60	1	1.7
Cash and cash equivalents	71	800	(729)	(91.1)

Total U.S. interest income	57,782	65,676	(7,894)	(12.0)

Non-U.S dollar denominated income
Commercial real estate securities	7,317	8,586	(1,269)	(14.8)
Commercial real estate loans	10,967	15,404	(4,437)	(28.8)
Cash and cash equivalents	201	264	(63)	(23.9)

Total non-U.S. dollar denominated interest income	18,485	24,254	(5,769)	(23.8)

Total Interest Income	$76,267	$89,930	$(13,663)	(15.2)%

U.S. dollar denominated income

For the three months ended March 31, 2009 versus 2008, interest income from U.S. dollar denominated assets decreased $7,894, or 12.0%. Net sales of commercial real estate securities during 2008 reduced the Company’s interest earning portfolio. In addition, during 2008 the Company increased loss assumptions for its Controlling Class CMBS from 1.3% to 1.8% of the total underlying collateral thereby reducing portfolio yields and reducing interest income. As a result, interest income declined $1,190, or 2.1%, for the three months ended March 31, 2009. Interest income on commercial real estate loans decreased $3,484 or 41.8%, due primarily to non-accrual status of several commercial real estate loans and the decline in short-term rates during 2008 and the first quarter of 2009. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

Non-U.S. dollar denominated income

For the three months ended March 31, 2009 versus 2008, interest income from non-U.S. dollar denominated assets decreased $5,769, or 23.8%. Interest income on commercial real estate loans decreased $4,437 or 28.8%, due primarily to non-accrual status of several commercial real estate loans and the decline in non-U.S. dollar denominated short-term rates during 2008 and the first quarter of 2009. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The following table reconciles interest income and total income for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,		Variance
	2009	2008	Amount	%
Interest Income	$76,267	$89,930	$(13,663)	(15.2)%
Loss from JVs	(48)	—	(48)	0.0
Earnings (loss) from Carbon II	(12,078)	1,938	(14,016)	(723.2)
Earnings from Carbon I	1	71	(70)	(98.6)

Total Income	$64,142	$91,939	$(27,797)	(30.2)%

For the three months ended March 31, 2009, Carbon II had a net loss of $(12,078) compared to net income of $1,938 for the same period in 2008. The net loss in 2009 is primarily the result of Carbon II establishing a loan loss reserve of $49,410. The Company incurs its share of Carbon II’s operating results through its approximately 26% ownership interest.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,		Variance
	2009	2008	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$10,705	$18,629	$(7,924)	(42.5)%
Commercial real estate securities	2,597	3,410	(813)	(23.8)
Commercial real estate loans	376	1,361	(985)	(72.4)
Commercial mortgage loan pools	10,356	12,207	(1,851)	(15.2)
Residential mortgage-backed securities	—	45	(45)	(100)
Senior unsecured convertible notes	2,870	2,776	94	3.4
Senior unsecured notes	3,086	3,058	28	0.9
Junior subordinated notes	3,343	3,267	76	2.3
Equity investments	429	158	271	171.6
Cash flow hedges	711	421	290	68.8
Hedge ineffectiveness	(64)	79	(143)	(180.4)

Total U.S. Interest Expense	34,409	45,411	(11,002)	(24.2)

Non-U.S. dollar denominated interest expense
Euro CDO	2,971	5,356	(2,385)	(44.5)
Commercial real estate securities	1,690	2,980	(1,290)	(43.3)
Commercial real estate loans	1,363	2,242	(879)	(39.2)
Junior unsecured notes	845	1,328	(483)	(36.4)

Total Non- U.S. Interest Expense	6,868	11,906	(5,038)	(42.3)

Total Interest Expense	$41,277	$57,317	$(16,040)	(28.0)%

U.S dollar denominated interest expense

For the three months ended March 31, 2009 versus March 31, 2008, U.S. dollar interest expense related to collateralized debt obligations declined $7,924, or 42.5%. The decline was caused primarily by the significant decline in U.S. dollar denominated short term rates during 2008.

Non-U.S. dollar denominated interest expense

For the three months ended March 31, 2009 versus 2008, non-U.S. dollar interest expense decreased $5,038, or 42.3%. The decrease was due primarily to reduction in borrowings under the Company’s secured facilities and the decline in non-U.S. dollar denominated short-term rates during 2008 and the first quarter of 2009.

Net Interest Margin and Net Interest Spread from the Portfolio: The Company considers its interest generating portfolio to consist of its securities held-for-trading, commercial mortgage loans, and cash and cash equivalents because these assets relate to its core strategy of acquiring and originating high yield loans and securities backed by commercial real estate, while at the same time maintaining a portfolio of investment grade securities to enhance the Company’s liquidity. The Company’s equity investments, which include the Carbon Capital Funds, also generate a significant portion of the Company’s income or loss.

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

	For the Three Months Ended March 31,
	2009	2008
Interest income (as reported)	$76,267	$89,930
Interest expense (as reported)	$41,277	$57,317
Net interest income ratios (as reported)
Net interest margin	5.0%	3.0%
Average yield	10.9%	8.2%
Cost of funds	4.5%	5.4%
Net interest spread	6.4%	2.8%
Ratios including income from equity investments (as reported)
Net interest margin	4.9%	3.1%
Average yield	10.7%	8.2%
Cost of funds	4.5%	5.4%
Net interest spread	6.2%	2.8%

Non-GAAP Disclosure: Adjusted interest income and adjusted interest expense amounts exclude income and expense related to the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Three Months Ended March 31,
	2009	2008
Interest income	$76,267	$89,930
Interest expense related to the consolidation of commercial mortgage loans pools	(10,356)	(12,207)

Adjusted interest income	$65,911	$77,723

	For the Three Months Ended March 31,
	2009	2008
Interest expense	$41,277	$57,317
Interest expense related to the consolidation of commercial mortgage loan pools	(10,356)	(12,207)

Adjusted interest expense	$30,921	$45,110

The following chart sets forth the interest income, interest expense, net interest margin, average yield, cost of funds and net interest spread for the Company’s portfolio on a “Non-GAAP” basis. This reflects amounts and ratios based on interest income and interest expense adjusted to exclude income and expense related to the gross-up effect of the consolidation of a variable interest entity that includes commercial mortgage loan pools. The Company consolidates this VIE as it owns 100% of the entity’s equity. The debt holders of the consolidated VIE have recourse solely to the net assets of the consolidated VIE rather than recourse to Anthracite’s other net assets. The Company’s shareholders will not benefit from the interest income earned by the VIE. Additionally, the VIE’s consolidated expenses do not represent the gross expenses that will be absorbed by the Company’s shareholders. As a result, management reviews and evaluates the Company’s operating performance net of consolidated VIE amounts (“Non-GAAP”) and believes that this information may be useful to investors.

	For the Three Months Ended March 31,
	2009	2008
Adjusted interest income (non-GAAP)	$65,911	$77,723
Adjusted interest expense (non-GAAP)	$30,921	$45,110
Adjusted net interest income ratios (non-GAAP)
Net interest margin	7.7%	4.1%
Average yield	14.6%	9.8%
Cost of funds	4.7%	5.9%
Net interest spread	9.9%	3.9%
Ratios including income from equity investments (non-GAAP)
Net interest margin	7.5%	4.2%
Average yield	14.2%	9.8%
Cost of funds	4.7%	5.9%
Net interest spread	9.5%	3.8%

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three months ended March 31, 2009 and 2008, respectively.

	For the three months ended March 31,		Variance
	2009	2008	Amount	%
Management fee	$2,131	$3,275	$(1,144)	(35.0)%
Incentive fee	—	10,544	(10,544)	n/a
Incentive fee – stock based	243	399	(156)	(39.1)
General and administrative expense	2,326	1,815	511	28.2

Total other expenses	$4,700	$16,033	$(11,333)	(70.7)%

Management fees were based on 0.50% of average quarterly stockholders’ equity through March 31, 2008. The Company’s 2008 Management Agreement included a change from the 2007 Management Agreement in the quarterly base management fee from 0.50% of stockholders’ equity to 0.375% for the first $400,000 in average total stockholders’ equity, 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800,000. The decrease in 2009 of $1,144 or 35.0%, from 2008 corresponds primarily with the changes in the Company’s average stockholders’ equity. The Manager earned an incentive fee of $10,544 for the three months ended March 31, 2008 as the Company achieved the necessary performance goals specified in the Management Agreement. The decrease in incentive fee-stock based of $156 for the three months ended 2009 was due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of each year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter. See Note 13 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties,” for further discussion of the Company’s Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase of $511 in general and administrative expenses for the three months ended March 31, 2009 was primarily due to increased professional fees associated with restructuring the Company’s secured borrowings.

Other Gains (Losses): Upon the adoption of FAS 159 on January 1, 2008, the Company elected to have the changes in the estimated fair value of its trading securities (formerly classified as available-for-sale) and long-term liabilities recorded in earnings. The gain of $52,534 for the three months ended March 31, 2009 was comprised of realized losses of $(9,144), unrealized losses on securities held for trading of $(71,836) offset by unrealized gains on liabilities of $127,695 and an unrealized gain on swaps classified as held-for-

trading of $5,819. Foreign currency gains (loss) were $10,787 and $(8,041) for the three months ended March 31, 2009 and 2008. Included in accumulated other comprehensive loss was a $13,064 loss on foreign currency translation. As a result, the Company’s foreign currency exposure for the three months ended March 31, 2009 resulted in a net economic loss of $2,277. The provision for loan losses for the three months ended March 31, 2009 totaled $55,904 and was related to two loans in various stages of resolution.

Dividends Declared: Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Changes in Financial Condition:

Securities held-for-trading: The Company’s securities held-for-trading, which are carried at estimated fair value, included the following at March 31, 2009 and December 31, 2008:

	March 31, 2009 Estimated Fair Value	Percentage	December 31, 2008 Estimated Fair Value	Percentage
U.S. dollar denominated securities
Commercial mortgage-backed securities:
CMBS IOs	$4,989	0.6%	$4,085	0.4%
Investment grade CMBS	434,772	51.4	433,225	46.3
Non-investment grade rated subordinated securities	108,076	12.8	143,400	15.2
Non-rated subordinated securities	8,728	1.0	22,280	2.4
Credit tenant lease	16,310	1.9	20,175	2.2
Investment grade REIT debt	155,789	18.4	155,864	16.7
CDO investments	21,638	2.6	26,096	2.8

Total CMBS	750,302	88.7	805,125	86.0

Residential mortgage-backed securities:
Residential CMOs	23	—	387	—
Hybrid adjustable rate mortgages (“ARMs”)	—	—	400	—

Total RMBS	23	—	787	0.1

Total U.S. dollar denominated securities	750,325	88.7	805,912	86.1

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	39,637	4.9	62,264	6.7
Non-investment grade rated subordinated securities	46,647	5.5	59,854	6.4
Non-rated subordinated securities	7,031	0.9	8,272	0.8

Total Non-U.S. dollar denominated securities	93,315	11.3	130,390	13.9

Total securities	$843,640	100.0%	$936,302	100.0%

During the first three months of 2009, the continuing dislocation in the capital markets caused CMBS spreads to widen. This development resulted in a decline in the market value of the Company’s U.S. and non-U.S. CMBS portfolio during the first quarter of 2009.

Borrowings: At March 31, 2009 and December 31, 2008, the Company’s debt consisted of credit facilities, CDOs, senior unsecured notes, senior unsecured convertible notes, junior unsecured notes, junior subordinated notes, and commercial mortgage loan pools collateralized by a pledge of most of the Company’s commercial real estate assets. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings. At March 31, 2009 and December 31, 2008, the Company had obtained financing in amounts and at interest rates consistent with the Company’s short-term financing objectives.

Under the Company’s credit facilities, the lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. On March 17, 2009, the Company’s secured credit facility lenders agreed to waive their right to make margin calls until April 1, 2009 and have subsequently extended this waiver until May 15, 2009. If the Company is unable to obtain a permanent forbearance from these lenders from making margin calls, the Company may be required to provide such additional collateral or fund margin calls in the future.

On April 29, 2009, the Company made the interest payments originally due March 30, 2009 on its junior subordinated notes due March 2036 related to Anthracite Capital Trust III and 7.20% senior notes due December 2016. As of May 11, 2009, the Company did not make the interest payments due April 30, 2009 on its fixed (7.772%)-to-floating rate senior notes due July 2017, 7.22% senior notes due October 2016, fixed (8.1275%)-to-floating rate senior notes due July 2017, fixed-to-floating rate junior subordinated notes due October 2035 related to Anthracite Capital Trust I, floating rate junior subordinated notes due April 2022 and fixed-to-floating rate junior subordinated notes due April 2036 related to Anthracite Capital Trust II. Under the indentures governing these notes, if an interest payment is made within thirty days of the due date, it shall not constitute an event of default. As of May 11, 2009, these interest payments totaled approximately $5,083 and €589.

The following table sets forth information regarding the Company’s borrowings:

	March 31, 2009
	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt*	$1,704,539	$1,743,160	2.9 to 5.9 years
Commercial mortgage loan pools	931,095	931,095	197 days to 9.7 years
Credit facilities	429,382	429,381	13 days to 1.5 years
Senior unsecured convertible notes	72,117	72,117	18.4 years
Senior unsecured notes**	162,500	162,500	8.1 years
Junior unsecured notes	66,385	66,385	13.1 years
Junior subordinated notes***	180,477	180,477	26.9 years

Total	$3,546,495

*	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at March 31, 2009 was $1,704,539.
**	The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
***	The junior subordinated notes can be redeemed at par by the Company beginning in October 2010.

At March 31, 2009, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Credit Facilities	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	Junior Subordinated Notes	Senior Unsecured Notes	Junior Unsecured Notes	Senior Unsecured Convertible Debt	Total Borrowings
Weighted average yield	4.4%	5.9%	4.3%	7.6%	7.6%	6.6%	15.4%	5.7%
Interest Rate
Fixed	—%	6.8%	4.3%	7.6%	7.6%	6.6%	15.4%	6.5%
Floating	4.4%	1.4%	—%	—%	—%	—%	—%	2.0%
Effective Yield
Fixed	—%	7.3%	4.3%	7.6%	7.6%	6.6%	15.4%	6.8%
Floating	4.4%	1.4%	—%	—%	—%	—%	—%	2.0%

The table above does not present interest payments on the Company’s borrowings. Disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the three months ended March 31, 2009 were $44,258.

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company’s liabilities and the cost of borrowing.

Interest rate hedging instruments at March 31, 2009 and December 31, 2008 consisted of the following:

	At March 31, 2009
	Notional Value	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term (years)
Cash flow hedges	$85,054	$(5,894)	$(1,612)	2.7
Trading swaps	155,966	4,675	—	2.6
CDO trading swaps, net	1,078,760	(87,775)	—	4.7
CDO LIBOR cap	85,000	74	1,407	4.2

Total	$1,404,780	$(88,920)	$(205)

	At December 31, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$87,573	$(4,579)	$(1,612)	3.0
Trading swaps	74,748	2,873	—	2.7
CDO trading swaps	1,129,477	(91,560)	—	4.9
CDO LIBOR cap	85,000	53	1,407	4.4

Total	$1,376,798	$(93,213)	$(205)

Foreign currency agreements at March 31, 2009 and December 31, 2008 consisted of the following:

	At March 31, 2009
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(23,939)	$—	4.6 years
CDO currency swaps	25,801	—	8.3 years
Forwards	7,165	—	34 days

Total	$9,027

	At December 31, 2008
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(30,236)	$—	8.3 years
CDO currency swaps	29,624	—	8.6 years
Forwards	4,530	—	30 days

Total	$3,918	$—

Liquidity and Capital Resources

During 2008 (particularly in the fourth quarter) and the first quarter of 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

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

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate loans and other assets in which the Company has invested. The Company’s cash and cash equivalents sharply decreased to $9,686 at December 31, 2008 from $91,547 at December 31, 2007 due to, among other things, an increase in the receipt and funding of margin calls and amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. Unrestricted cash and cash equivalents further decreased to $3,872 at March 31, 2009. In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities. Financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available, and the Company does not expect to be able to finance investments through CDOs for the foreseeable future.

Unless its liquidity position and market conditions significantly improve, the Company anticipates no new investment activity in 2009.

In addition, the Company’s Board of Directors has announced that it anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first quarter of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Several recent events significantly affected the Company’s access to sources of liquidity and may materially affect the Company’s near-term liquidity needs.

The Company’s independent registered public accounting firm has issued an opinion on the Company’s 2008 consolidated financial statements that states the consolidated financial statements have been prepared assuming the Company will continue as a going concern and further states that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s ongoing negotiations with its lenders have raised substantial doubt about the Company’s ability to continue as a going concern. The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the covenant breach caused by the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or such reference does not constitute an event of default and/or covenant breach under the applicable facility. The addition of this going concern language, however, may make capital raising activity by the Company more difficult.

Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) will not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the three months ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived this covenant breach until April 1, 2009, and subsequently extended the waiver to May 15, 2009. In addition, the Company’s secured credit facility with Holdco 2 requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager) of the shares of common stock of Carbon II securing such facility. As of February 28, 2009, 60% of the fair market value of such shares declined to approximately $24,840 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived this breach until April 1, 2009 and subsequently extended the waiver to May 15, 2009.

During the first quarter of 2009, the Company received a margin call of $46,300 and C$5,300 from one of its secured credit facility lenders. This margin call has been waived by the lender until May 15, 2009.

On March 17, 2009, the Company received waivers concerning covenant breaches from its secured credit facility lenders as described above. In addition, the Company’s secured credit facility lenders agreed to permanently waive minimum liquidity covenants in the facilities. In connection with the waivers, the Company partially repaid its facilities, in the amount of $6 million with respect to each of Morgan Stanley and Bank of America, and $3 million with respect to Deutsche Bank and thereby reduced the respective facility loan balances.

The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. If the Company were unable to obtain permanent waivers or extensions of the waivers from these secured credit facility lenders on or before May 15, 2009, an event of default will immediately or with the passage of time occur under the applicable respective facility.

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

On March 17, 2009, the Company’s secured credit facility lenders agreed to waive their right to make margin calls until April 1, 2009 and have subsequently extended this waiver until May 15, 2009. If the Company is unable to obtain a permanent forbearance from these lenders from making margin calls, the Company may be required to provide such additional collateral or fund margin calls in the future. If the Company is unable to obtain a permanent forbearance from its secured credit facility lenders from making margin calls, the Company’s liquidity may be adversely affected by new margin calls under the Company’s credit facilities (including repurchase agreements) that are dependent in part on the valuation of the collateral to secure the financing. The Company’s credit facilities currently allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When subject to such a margin call, the Company repays a portion of the outstanding borrowing with minimal notice. The Company has hedged a certain amount of its liabilities to offset market value declines due to changes in interest rates, but is exposed to market value fluctuations due to spread widening. A significant increase in margin calls as a result of the widening of credit spreads or otherwise could harm the Company’s liquidity, results of operations, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause the Company to incur further losses and consequently adversely affect its results of operations and financial condition.

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

The failure to file in a timely manner all required periodic reports with the SEC for a period of twelve months or to otherwise comply with eligibility requirements has made the Company ineligible to use a Registration Statement on Form S-3. While it is ineligible, the Company may use a Registration Statement on Form S-1, but may find raising capital to be more expensive and, if the SEC reviews any Registration Statement on Form S-1 of the Company, subject to delay.

In addition to the covenants under the Company’s secured facilities, certain of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s first three CDOs contain certain interest coverage and overcollateralization tests. At December 31, 2008, these CDOs were in compliance with all such tests. The Company’s three CDOs designated as its HY series do not have any compliance tests. A significant test in Euro CDO is the weighted average rating test which is affected by credit rating agency downgrades to underlying CDO collateral. In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest coverage test. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is satisfied. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. As of December 31, 2008, the Company’s other applicable CDOs met all coverage tests.

At March 31, 2009, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)(2)	$33,450	$—	$170,325	$225,607	$—	$—	$429,382
Commercial mortgage loan pools(3)		66,904	18,405	102,579	735,959	7,248	$931,095
CDOs(3)	1,743	350	33,646	371,116	731,721	565,963	1,704,539
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Junior unsecured notes	—	—	—	—	—	66,385	66,385
Senior unsecured convertible notes(4)	—	—	—	—	—	72,117	72,117
Junior subordinated notes	—	—	—	—	—	180,477	180,477

Total Borrowings	$35,193	$67,254	$222,376	$699,302	$1,467,680	$1,054,690	$3,546,495

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)	The Company is currently in negotiations with Bank of America, Deutsche Bank and Morgan Stanley to restructure its secured credit facilities. If the Company were unable to satisfactorily restructure these secured credit facilities or obtain extensions of the waivers from its secured credit facility lenders on or before May 15, 2009, certain of the Company’s borrowings may become immediately payable.
(3)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(4)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Credit Facilities

In order to secure the amendment and extension of its secured credit facilities (including repurchase agreements) in 2008 with Bank of America, Deutsche Bank and Morgan Stanley, the Company agreed not to request new borrowings under the facilities.

The Company’s credit facilities include a mark-to-market provision requiring the Company to repay borrowings if the value of the pledged asset declines in excess of a threshold amount, and bear interest at a variable rate. Under the credit facilities, the respective lenders retain the right to mark the underlying collateral to estimated fair value. A reduction in the value of pledged assets will require the Company to provide additional collateral or fund cash margin calls. Recently, the Company has been required to provide such additional collateral or fund margin calls. The Company received and funded margin calls and amortization payments totaling $216,969 during 2008. Since January 1, 2009, the Company has further reduced mark-to-market debt by funding $17,056 in margin calls and amortization payments. On March 17, 2009, the Company’s secured credit facility lenders agreed to waive their right to make margin calls until April 1, 2009 and have subsequently extended this waiver until May 15, 2009. If the Company is unable to obtain a permanent forbearance from these lenders from making margin calls, the Company may be required to provide such additional collateral or fund margin calls in the future.

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

On July 8, 2008, Deutsche Bank AG, Cayman Islands Branch, extended its multicurrency credit facility until July 8, 2010. In connection with the extension, certain financial covenants were added or modified to conform to the covenants in the Morgan Stanley Bank facility described above. In addition, the Company separately agreed with Deutsche Bank AG, Cayman Islands Branch, that to the extent the Company from time to time agrees to covenants that are more restrictive than those in the Deutsche Bank agreement, the covenants in the Deutsche Bank agreement will automatically be deemed to be modified to match the restrictions in such more restrictive covenants, subject to limited exceptions. The amended agreement also provides that the Company’s failure to procure an extension of any of its existing facilities with Bank of America, N.A. and Morgan Stanley Bank as of the 30th day before the maturity date (or the 15th day before the maturity date if the Company demonstrates to the satisfaction of Deutsche Bank that it is negotiating a bona fide commitment to extend or replace such facility) would constitute an event of default under such agreement; however, any such failure would not be deemed to constitute an event of default if the Company demonstrates to the satisfaction of Deutsche Bank that it has sufficient liquid assets, as defined under such agreement, to pay down the multicurrency repurchase agreement when due. Under the terms of the extension agreements, no additional borrowings are permitted under the facility. In addition, monthly amortization payments of approximately $1,600 are required under the facility. The monthly amortization payment can be increased or decreased based on a monthly repricing of all the assets that collateralize the credit facility.

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

As detailed above, the Company is subject to financial covenants in its credit facilities. Except as noted above, the Company is not aware of any instances of non-compliance that have not been waived with respect to these covenants at March 31, 2009.

On February 29, 2008, the Company entered into a binding loan commitment letter (the “Commitment Letter”) with Holdco 2 pursuant to the terms of which Holdco 2 or its affiliates (together, the “Lender”) committed to provide a revolving credit loan facility (the “BlackRock Facility”) to the Company for general working capital purposes. Holdco 2 is a wholly-owned subsidiary of BlackRock, the Manager.

On March 7, 2008, the Company and Holdco 2 entered into the BlackRock Facility. The BlackRock Facility had a term of 364 days with two 364-day extension periods, subject to the Lender’s approval. The BlackRock Facility is collateralized by a pledge of equity shares that the Company holds in Carbon II. The maximum principal amount of the BlackRock Facility is the lesser of $60,000 or an amount determined in accordance with a borrowing base calculation equal to 60% of the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. As of February 28, 2009, the maximum principal amount from the BlackRock Facility declined to approximately $24,840 due to a decline in the fair market value of the shares of Carbon II that are pledged to secure the BlackRock Facility. Due to the current value of Carbon II and the amount of the Company’s outstanding borrowings under the BlackRock Facility, the Company is currently not able to make new borrowings under this facility. All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco 2.

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

Off-Balance Sheet Arrangements

The Company’s ownership of the controlling class CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans. (“FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46(R)-5”) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. FAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

At March 31, 2009 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,811,945. The total par amount of CMBS issued by the 39 trusts was $67,257,939. One of the Company’s 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company. See Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools,” for further discussion.

The Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $263,646 and $312,477 at March 31, 2009 and December 31, 2008, respectively.

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

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at March 31, 2009 and December 31, 2008 was $11,829 and $16,176, respectively.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd (“Leaf”), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At March 31, 2009 and December 31, 2008, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $9,806 and $9,920, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company’s trading securities. Operating activities provided cash flows of $46,637 for the three months ended March 31, 2009 versus an outflow of $61,623 for the three months ended March 31, 2008. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increased operating cash flows. Net cash from trading securities was an inflow of $37 and an outflow of $47,924 for the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by investing activities consists primarily of purchases, sales, and repayments on securities, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities provided cash flows of $98,181 and $126,570 during the three months ended March 31, 2009 and 2008, respectively. The variance in investing cash flows is primarily attributable to the sale of securities. During the three months ended March 31, 2009 and March 31, 2008, net cash provided by the sale of securities was $102 and $74,272, respectively. Additionally, during the three months ended March 31, 2009, cash of $36,714 was pledged by the counterparty to collateralize foreign currency swaps held in Euro CDO and the related liability is included in the other liabilities section of the consolidated statements of financial condition.

Net cash from financing activities was an outflow of $150,004 and $92,325 for the three months ended March 31, 2009 and 2008, respectively, primarily due to the repayment of borrowings secured by mortgage loan pools, net of dividends paid on common stock. During the three months ended March 31, 2009 and March 31, 2008, net cash used in the repayment of borrowings secured by mortgage loan pools was $66,287 and $3,945, respectively. Also, during the three months ended March 31, 2008, the Company used cash to pay dividends on common stock of $18,979.

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

For the full one-year term of the renewed contract, the Manager has agreed to receive all management fees and any incentive fees in Common Stock subject to (i) the Common Stock continuing to be listed on the NYSE and (ii) if stockholder approval is required for any issuance of the Common Stock, such required stockholder approval has been obtained. If the Common Stock is at any time not listed on the NYSE or if stockholder approval is required for any issuance of the Common Stock and such required stockholder approval has not been obtained , such fees will be payable in cash. The Company’s unaffiliated directors and the Manager may also mutually agree to defer the payment of any management fee and incentive fee, in whole or in part. Such deferred fees will be payable in cash unless the Company’s unaffiliated directors and the Manager mutually agree otherwise.

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

The following is a summary of management and incentive fees incurred for the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,
	2009	2008
Management fee	$2,131	$3,275
Incentive fee	—	10,544
Incentive fee – stock based	243	399
General and administrative expense	2,326	1,815

Total management and incentive fees	$4,700	$16,033

At March 31, 2009 and 2008, respectively, management and incentive fees of $11,796, and $14,218 (payable in Common Stock), remain payable to the Manager and are included on the consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $50 and $125 for certain expenses incurred on behalf of the Company during 2009, and 2008, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three months ended March 31, 2009 and 2008, the Company paid administration and accounting service fees of $245, and $255, respectively, which are included in general and administrative expense on the consolidated statements of operations.

The special servicer for 33 of the Company’s 39 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank. The Manager is a wholly owned subsidiary of BlackRock. PNC Bank and Midland are subsidiaries of PNC, a significant stockholder of BlackRock and thus a related party of the Manager. Midland therefore may be deemed to be an affiliate of the Manager. The Company’s fees for Midland’s services are at market rates.

On March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock. See Note 11 of the consolidated financial statements, “Borrowings,” for further details.

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon I at March 31, 2009 was $1,714. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At March 31, 2009, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon II at March 31, 2009 was $27,080. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At March 31, 2009, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of March 31, 2009, the carrying value of the Company’s investment in AHR JV was $415. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 13 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties.” The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At March 31, 2009, the Installment Payment would be $2,000 payable over two years. The Company is not required to accrue for this contingent liability because it is not deemed probable.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of the BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of the BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. Following the closing of these exchanges on February 27, 2009, Bank of America Corp./ Merrill Lynch and PNC owned approximately 4.9% and 46.5%, respectively, of BlackRock’s voting common stock. The capital stock held by Bank of America Corp./Merrill Lynch and PNC in BlackRock remained largely unchanged at approximately 47.4% and 31.5% on a fully diluted basis, respectively.

Bank of America Corp. is the parent of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, secured credit facility lenders to the Company.

REIT Status: The Company has elected to be taxed as a REIT and must comply with certain tax law requirements in order to so qualify. In particular, the Company must satisfy certain requirements relating to the nature of its gross assets and gross income, the composition of its stockholders, as well as minimum distribution requirements and other requirements that apply to REITs pursuant to the United States Internal Revenue Code of 1986, as amended, and the Treasury regulations. Provided that the Company qualifies as a REIT, it generally will be permitted to reduce its taxable income by deducting dividends that it pays to its stockholders, with the result that it is not subject to federal income tax on its distributed income. The Company and its subsidiaries may, however, be subject to tax on any net income, including capital gains, that is not distributed, and may be subject to a variety of other taxes, including certain excise taxes, as well as state, local and foreign property taxes, withholding taxes, transfer taxes and mortgage recording taxes, among others.

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

Critical Accounting Estimates

See the discussion of the Company’s Critical Accounting Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets increases, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets decreases, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At March 31, 2009, all of the Company’s short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

During 2008, the Company removed several of the interest rate hedges it previously used to manage interest rate risk. As the value of the fixed rate assets declined, the need to reduce interest rate duration with interest rate swaps declined as well. Late in 2008, it became apparent that the fixed income markets for credit risk assets no longer demonstrated a discrete sensitivity to changes in market interest rates. As of the fourth quarter of 2008, the Company has not been actively managing interest rate duration as the value of its assets and its capital structure are not correlated with changes in Treasury rates or any other index of rates.

The Company continues to maintain seven CDOs that are used as a match funding strategy for its commercial real estate debt assets. The objective has been to match fund its assets so the interest rate risk and liquidity risk would be minimized. In the current market the Company has been protected from a significant amount of liquidity risk with these instruments. A cash flow-based CDO is an example of a secured financing vehicle that does not require a mark-to-market to establish or maintain a level of financing. However, some CDO structures have Interest Coverage (IC) and Overcollateralization (OC) tests that must be met to permit the Company to continue to receive cash flows from its assets net of interest expense paid on its liabilities. In the first quarter of 2009, Euro CDO failed to satisfy its Class E overcollateralization and interest coverage test. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to its preferred shareholder will remain in the CDO as reinvestable cash until the test is satisfied. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance.

The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. The amount of borrowings under these types of facilities at March 31, 2009 was $429,382. The Company’s primary objective is to reduce these amounts as soon as possible.

On March 17, 2009, the Company’s secured credit facility lenders agreed to waive their right to make margin calls until April 1, 2009 and have subsequently extended this waiver until May 15, 2009. If the Company is unable to obtain a permanent forbearance from these lenders from making margin calls, the Company may be required to provide such additional collateral or fund margin calls in the future.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income by currency are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at March 31, 2009. Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements

Change in LIBOR, + 50 Basis Points	Projected Change in
Earnings per Share
USD	$(0.012)
GBP	$0.006
EUR	$0.005
CAD	$(0.001)
CHF	$0.001
JPY	$0.001

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would increase GAAP interest income by approximately $0.02 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2009.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

At March 31, 2009, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2009, 258,064 unregistered shares of the Common Stock with an aggregate value of $100 were issued to the Company’s unaffiliated directors as quarterly payment of an annual retainer.

On April 2, 2009, 72,055 unregistered shares the Common Stock with an aggregate value of $28 were issued to former directors of the Company as quarterly payment of an annual retainer earned for the period they served as a director.

The issuances of the Common Stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 5.	Other Information

On May 8, 2009, the Company issued a press release, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1 and incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated May 8, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: May 11, 2009	By:	/s/ Christopher A. Milner
	Name:	Christopher A. Milner
	Title:	Chief Executive Officer

Dated: May 11, 2009	By:	/s/ James J. Lillis
	Name:	James J. Lillis
	Title:	Chief Financial Officer