Form 10-Q
period 2009-06-30
ANTHRACITE CAPITAL INC
filed 2009-08-10
CIK 1050112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, 81,875,431 shares of common stock ($0.001 par value per share) were outstanding.

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

Factors that could cause actual results to differ materially from forward-looking statements or historical performance include, without limitation:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment, financial and capital markets or otherwise, which could result in changes in the value of the Company’s assets and liabilities, including net realized and unrealized gains or losses, and could adversely affect the Company’s operating results;

(3)	the Company’s ability to meet its liquidity requirements to continue to fund its business operations, including its ability to renew its existing facilities or obtain replacement financing, to meet amortization payments under the facilities and to service debt;

(4)	the amount and timing of any future margin calls and their impact on the Company’s financial condition and liquidity;

(5)	the Company’s ability to obtain amendments and waivers in the event that a lender terminates a facility before the maturity date or debt obligations are accelerated due to a covenant breach or otherwise;

(6)	the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (the “Manager”), the Company’s Manager;

(7)	the impact of increased competition;

(8)	the impact of future acquisitions or divestitures;

(9)	the unfavorable resolution of legal proceedings;

(10)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Manager;

(11)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;

(12)	the ability of the Manager to attract and retain highly talented professionals;

(13)	fluctuations in foreign currency exchange rates;

(14)	the impact of changes to tax legislation and, generally, the tax position of the Company; and

(15)	as a result of its liquidity position, current market conditions and the uncertainty relating to its ability to meet covenants in restructured agreements, substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s subsequent reports filed with the Securities and Exchange Commission (the “SEC”), accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2009		December 31, 2008
ASSETS
Cash and cash equivalents		$2,429		$9,686
Restricted cash equivalents		32,266		23,982
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$188,385		$257,982
Investment grade CMBS	625,999		677,533
Residential mortgage-backed securities (“RMBS”)	15		787

Total securities held-for-trading		814,399		936,302
Commercial mortgage loans (net of loan loss reserve of $270,981 and $164,282 in 2009 and 2008)		663,640		754,707
Commercial mortgage loan pools, at amortized cost		946,070		1,022,105
Equity investments		31,854		78,868
Derivative instruments, at estimated fair value		206,125		929,632
Other assets (includes $271 and $384 at estimated fair value in 2009 and 2008)		51,874		73,766

Total Assets		$2,748,657		$3,829,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$186,441		$193,126
Secured by pledge of investment grade CMBS	13,615		84,997
Secured by pledge of commercial mortgage loans	165,021		167,625
Secured by pledge of equity investments	33,450		30,000
Collateralized debt obligations (“CDOs”) (at estimated fair value)	434,718		564,661
Senior unsecured notes (at estimated fair value)	15,015		18,411
Senior unsecured convertible notes	69,192		72,000
Junior unsecured subordinated notes (at estimated fair value)	11,975		5,726
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value) (“TruPS”)	2,748		12,643
Secured by pledge of commercial mortgage loan pools	929,028		1,004,388

Total borrowings		1,861,203		2,153,577
Distributions payable		—		3,019
Derivative instruments, at estimated fair value		279,438		1,018,927
Other liabilities		56,866		34,920

Total Liabilities		2,197,507		3,210,443

Commitments and Contingencies

12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 79,658,431 and 78,371,715 shares issued and outstanding in 2009 and 2008		80		78
Additional paid-in capital		798,572		797,372
Distributions in excess of earnings		(413,121)		(331,613)
Accumulated other comprehensive loss (“OCI”)		(19,549)		(32,400)

Total Stockholders’ Equity		504,676		572,131

Total Liabilities, Mezzanine and Stockholders’ Equity		$2,478,657		$3,829,048

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Income:
Interest from securities	$44,393	$50,604	$94,205	$102,874
Interest from commercial mortgage loans	13,455	23,100	29,266	46,831
Interest from commercial mortgage loan pools	9,974	12,801	20,347	25,666
Loss from equity investments	(6,565)	(2,566)	(18,690)	(557)
Interest from cash and cash equivalents	156	918	427	1,982

Total income	61,413	84,857	125,555	176,796

Expenses:
Interest	34,818	51,164	76,096	108,481
Management and incentive fees	2,015	4,940	4,389	19,159
General and administrative expense	6,640	1,866	8,965	3,682

Total expenses	43,473	57,970	89,450	131,322

Other gains (losses):
Realized loss on securities and swaps held-for-trading, net	(13,147)	(4,860)	(22,291)	(9,835)
Loss on sale of commercial mortgage loans	(9,079)	—	(9,079)	—
Unrealized gain (loss) on securities held-for-trading	20,777	44,453	(51,060)	(325,327)
Unrealized gain on swaps classified as held-for-trading, net	21,384	37,572	27,203	5,048
Unrealized gain (loss) on liabilities	(81,032)	(68,597)	46,662	407,231
Realized gain on liabilities	470	—	470	—
Dedesignation of derivative instruments	(7,840)	—	(7,840)	—
Provision for loan losses	(48,629)	—	(104,532)	(25,190)
Realized and unrealized foreign currency gain (loss)	(6,428)	(2,145)	4,362	(10,186)

Total other gains (losses)	(123,524)	6,423	(116,105)	41,741

Net income (loss)	(105,584)	33,310	(80,000)	87,215

Dividends on preferred stock	(4,529)	(5,083)	(9,058)	(8,209)

Net income (loss) available to common stockholders	$(110,113)	$28,227	$(89,058)	$79,006

Net income (loss) per common share, basic:	$(1.39)	$0.41	$(1.13)	$1.19

Net income (loss) per common share, diluted:	$(1.39)	$0.38	$(1.13)	$1.09

Weighted average number of shares outstanding:
Basic	79,050,446	69,458,370	78,712,956	66,437,973
Diluted	79,050,446	85,846,376	78,712,956	78,340,316

Dividend declared per share of common stock	$—	$0.31	$—	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2009

(in thousands)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock, Par Value	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2008	$55,435	$83,259	$78	$787,678	$(276,558)	$(32,400)		$617,492
Cumulative effect of change in accounting principle				9,694	(55,055)			(45,361)

Balance at January 1, 2009	$55,435	$83,259	$78	$797,372	$(331,613)	$(32,400)		$572,131
Net loss					(80,000)		$(80,000)	(80,000)
Unrealized loss on cash flow hedges						(931)	(931)	(931)
Reclassification adjustments from cash flow hedges included in net income						3,774	3,774	3,774
Foreign currency translation						2,168	2,168	2,168
Dedesignation of derivative instruments						7,840	7,840	7,840

Other comprehensive income							12,851

Comprehensive loss							$(67,149)

Issuance of common stock			2	1,200				1,202
Dividends on preferred stock					(1,508)			(1,508)

Balance at June 30, 2009	$55,435	$83,259	$80	$798,572	$(413,121)	$(19,549)		$504,676

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(80,000)	$87,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Principal payments received on securities held-for-trading	37	8
Purchase of securities held-for-trading	—	(53,515)
Sale of held-for-trading securities	730	—
Unrealized loss on securities held-for-trading	51,060	325,327
Net loss on sale of commercial mortgage loans	9,079	—
Unrealized gain on swaps classified as held-for-trading	(27,203)	(5,048)
Realized loss on securities and swaps held-for-trading, net	4,459	3,103
Unrealized gain on liabilities	(46,663)	(407,231)
Realized gain on liabilities	(2,635)	—
Earnings from subsidiary trust	(208)	(210)
Distributions from subsidiary trust	208	209
Loss from equity investments	18,690	557
Distributions of earnings from equity investments	1,009	1,904
Provision for loan loss	104,532	25,190
Discount accretion, net	(18,784)	(6,526)
Amortization of finance costs	1,497	1,434
Unrealized and realized net foreign currency loss	7,928	(8,850)
Non-cash management, incentive, and director fees	4,668	8,502
Disbursements from termination of interest rate swap agreements	(5,447)	(17,101)
Amortization of terminated interest rate swaps from OCI	3,774	1,124
Dedesignation of cash flow hedges	7,840	—
(Increase) decrease in other assets	20,117	(8,963)
Decrease in other liabilities	(5,344)	(1,473)

Net cash provided by (used in) operating activities	49,344	(54,344)

Cash flows from investing activities:
Proceeds from sale of securities	56,828	74,272
Principal payments received on securities	31,040	54,425
Funding of commercial mortgage loans	—	(2,286)
Repayments received from commercial mortgage loans	13,702	14,140
Proceeds from the sale of commercial loans	4,299	—
Repayments received from commercial mortgage loan pools	70,589	5,088
(Increase) decrease in restricted cash equivalents	(8,284)	16,298
Increase in cash collateral	22,586	—
Investment in equity investments	—	(35,323)
Return of capital from equity investments	341	—

Net cash provided by investing activities	191,101	126,614

Cash flows from financing activities:
(Decrease) increase in borrowings under reverse repurchase agreements and credit facilities:
Secured by pledge of subordinated CMBS	(7,156)	(61,907)
Secured by pledge of investment grade CMBS	(71,418)	(62,175)
Secured by pledge of commercial mortgage loans	(3,021)	(21,570)
Secured by pledge of equity investment	3,450	—
Repayments of borrowings secured by commercial mortgage loan pools	(70,589)	(6,458)
Repayments of collateralized debt obligations	(93,320)	(43,603)
Dividends paid on preferred stock	(4,529)	(6,885)
Proceeds from issuance of preferred stock, net of offering costs	—	69,866
Proceeds from issuance of common stock, net of offering costs	—	43,213
Dividends paid on common stock	—	(38,416)

Net cash used in financing activities	(246,583)	(127,935)

Effect of exchange rate changes on cash and cash equivalents	(1,119)	2,802

Net decrease in cash and cash equivalents	(7,257)	(52,863)
Cash and cash equivalents, beginning of period	9,686	91,547

Cash and cash equivalents, end of period	$2,429	$38,684

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$76,571	$108,769

Series E-3 preferred stock conversion	$—	$23,289
Debt restructuring fees accrued not yet paid	$3,144	$—

Supplemental disclosure of non-cash investing and financing activities:
Transfer of non-U.S. mortgage loan from Anthracite International JV	$26,201	$—

Non-cash transfer of securities available-for-sale to trading	$—	$2,266,130

Incentive and director fees paid by the issuance of common stock	$279	$5,280

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

The accompanying June 30, 2009 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain prior year amounts have been restated or reclassified to conform to 2009 presentation required by the retrospective adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. and non-U.S. commercial real estate finance markets have been particularly affected as demand for such assets has sharply declined and defaults have risen significantly for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested. These effects include:

•

Adverse impact on liquidity and access to capital. The Company’s unrestricted cash and cash equivalents decreased to $2,429 at June 30, 2009 from $9,686 at December 31, 2008 due to, among other things, amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. As a result of a continued rise in delinquencies in commercial real estate loans and CMBS during the second quarter of 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the third quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. The Company is required to make an interest payment of $4,056 on September 1, 2009 related to its senior unsecured convertible notes. In addition, pursuant to amendments to its secured facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company’s current projections show that the Company will not be able to meet the aforementioned principal paydown requirements for certain secured lenders on September 30, 2009. If the Company does not satisfy these paydown requirements, the Company has 90 days to cure such shortfall or an event of default would occur. However, the Company may not have the liquidity to cure such shortfall, if it were to occur, while meeting the Company’s other obligations after September 30, 2009, and the Company then would not be able to continue as a going concern. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and improving liquidity. These efforts include the debt-for-equity exchange and junior unsecured subordinated debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. The Company will endeavor to complete additional debt-for-equity exchanges to reduce the $4,056 interest payment due on the convertible notes on September 1, 2009, thereby increasing the funds available to meet the secured lenders principal paydowns due by September 30, 2009. No assurance can be given that this endeavor will be successful. In addition, financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available.

•

Negative operating results during the six months ended June 30, 2009 and the year ended December 31, 2008. For the six months ended June 30, 2009 the Company incurred a net loss of $(89,058) driven primarily by significant net realized and unrealized losses, the incurrence of a $104,532 provision for loan losses and a loss from equity investments of $(18,690). For the year ended December 31, 2008, the Company incurred a net loss available to common stockholders of $(258,050), driven primarily by significant net realized and unrealized losses, the incurrence of a $165,928 provision for loan losses and a loss from equity investments of ($53,630).

•

Change in business objectives and dividend policy. The Company is currently focused on managing its liquidity and, unless its liquidity position and market conditions significantly improve, anticipates no new investment activity in 2009. In addition, the Company’s Board of Directors (the “Board of Directors”) anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Under the junior subordinated indentures the Company entered into on May 29 and July 22, 2009 in connection with its exchange agreements with the beneficial owners of certain of the Company’s TruPS and junior unsecured subordinated notes, until the earlier of (i) May 29, 2013 for certain junior unsecured subordinated notes and July 22, 2013 for certain other junior unsecured subordinated notes and (ii) the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of $2.5 million in the aggregate and are in the form of its common stock to the maximum extent permissible to maintain its REIT status (the “Permitted Distribution”), and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders.

These effects have led to the following adverse consequences for the Company:

•

Substantial doubt about the ability to continue as a going concern. The Company’s independent registered public accounting firm issued an opinion on the Company’s December 31, 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its lenders raised substantial doubt about the Company’s ability to continue as a going concern. As noted above under the bullet captioned “Adverse impact on liquidity and access to capital”, substantial doubt continues to exist about the Company’s current ability to continue as a going concern.

•

Breach of covenants during the fourth quarter of 2008. Financial covenants in certain of the Company’s secured credit facilities formerly included, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) would not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the year ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived these covenant breaches until April 1, 2009 and subsequently extended this waiver until May 15, 2009. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, BlackRock Financial Management, Inc. (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the market value of such shares was less than the loan balance. As of June 30, 2009, 60% of the fair market value of such shares declined to approximately $16,992 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived the Company’s failure to repay borrowings in accordance with this covenant until April 1, 2009 and subsequently extended this waiver until October 22, 2009. The Company’s secured credit facilities were restructured in the second quarter of 2009. See Note 11 of the consolidated financial statements, “Borrowings” for further discussion. Additionally, during 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced.

•

Reduction or elimination of dividends. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first and second quarters of 2009. Due to current market conditions and the Company’s liquidity position, the Company’s Board of Directors anticipates the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status, subject to the following restrictions. As noted above under the bullet captioned “Change in business objectives and dividend policy”, the Company is subject to limitations on dividends it may pay on its common and preferred stock under certain of its junior subordinated notes indentures. To the extent the Company is required to and permitted to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

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

The chart below is a summary of the Company’s CDO compliance tests as of June 30, 2009. During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes.

Because the failures of the overcollateralization tests were not cured by the May 15, 2009 payment date, any cash flows that remained after the payment of interest to the Class A and Class B senior notes were utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are cured.

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced. Below is a summary of each of the Company’s CDO compliance tests as of June 30, 2009.

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	127.5%	125.9%	118.3%	92.4%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	207.9%	229.13%	314.8%	92.4%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.51
Trigger	N/A	N/A	N/A	7.50
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.8%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2622
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

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

In conjunction with the adoption of FAS 159, the Company also recorded all unamortized debt issuance costs (totaling $2,396) relating to the senior unsecured convertible notes as an adjustment to opening distributions in excess of earnings on January 1, 2008. Upon the adoption of FSP APB 14-1, the Company allocated those costs between debt ($2,097) and equity ($299) issuance costs. The adjustment to opening distributions in excess of earnings was reversed and $9,694 related to the equity component of the senior unsecured convertible notes, net of the equity issuance costs, was reclassified from senior unsecured convertible notes to additional paid-in-capital. Net income for each of the following quarters was adjusted to include additional interest expense related to the accretion of the senior unsecured convertible notes and the amortization of the reinstated debt issuance costs.

Additional interest expense related to the adoption of FSP APB 14-1
Third quarter 2007	$117
Fourth quarter 2007	350
First quarter 2008	463
Second quarter 2008	481
Third quarter 2008	491
Fourth quarter 2008	510

Total	$2,412

Below is a summary of the balances related to the senior unsecured convertible notes on the June 30, 2009 and December 31, 2008 consolidated statements of financial condition following the adoption of FSP APB 14-1.

	June 30, 2009	December 31, 2008

Principal amount of liability component (1)	$76,000	$80,000
Unamortized discount	(6,808)	(8,000)

Carrying amount of liability component	$69,192	$72,000

Carrying amount of equity component	$9,690	$9,694

(1)	See Note 11 of the consolidated financial statements, “Borrowings” for a discussion of the exchange of senior unsecured convertible notes for common stock during 2009.

Below is a summary of the balances related to the senior unsecured convertible notes on the June 30, 2009 and 2008 consolidated statements of operations following the adoption of FSP APB 14-1.

	For the three months ended June 30,			For the six months ended June 30,
	2009		2008	2009	2008
Coupon interest	$2,193		$2,370	$4,543	$4,683
Discount amortization – FSP APB 14-1 implementation	409		376	825	735
Amortization of issuance costs	114		105	218	209

	$2,716		$2,851	$5,586	$5,627

Effective interest rate	15.4%		15.4%	15.4%	15.4%

Maturity date (period through which discount is being amortized)	September 1, 2012

Conversion price per share, as adjusted	$10.79

Number of shares on which the aggregate consideration to be delivered upon conversion is determined	—	(1)

(1)

In accordance with FSP APB 14-1, the Company is required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). The Company’s senior unsecured convertible notes require the entire principal amount to be settled in cash, and at its option, any excess value above the principal amount may be settled in cash or common shares. Based on the June 30, 2009 closing share price of the Company’s common shares and the conversion price in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration to be delivered upon conversion is 7,045,846 common shares.

The Company’s consolidated statements of operations for the three and six months ended June 30, 2008, as originally reported and as adjusted for the adoption of FSP APB 14-1 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2008 as adjusted	2008	2008 as adjusted
Expenses:
Interest	$50,683	$51,164	$107,536	$108,481
Management and incentive fees	4,940	4,940	19,159	19,159
General and administrative expense	1,866	1,866	3,682	3,682

Total Expenses	57,489	57,970	130,377	131,322
Other gains (losses):
Realized loss on securities and swaps held-for-trading, net	(4,860)	(4,860)	(9,835)	(9,835)
Unrealized loss on securities held-for-trading	44,453	44,453	(325,327)	(325,327)
Unrealized loss on swaps held-for-trading	37,572	37,572	5,048	5,048
Unrealized gain on liabilities	(72,061)	(68,597)	406,257	407,231
Provision for loan losses	—	—	(25,190)	(25,190)
Foreign currency loss	(2,145)	(2,145)	(10,186)	(10,186)

Total other gain	2,959	6,423	40,767	41,741

Net income	30,327	33,310	87,186	87,215

Dividends on preferred stock	(5,083)	(5,083)	(8,209)	(8,209)

Net income available to Common Stockholders	$25,244	$28,227	$78,977	$79,006

Net income per common share, basic:	$0.36	$0.41	$1.19	$1.19

Net income per common share, diluted:	$0.34	$0.38	$1.09	$1.09

Weighted average number of shares outstanding:
Basic	69,458,370	69,458,370	66,437,973	66,437,973
Diluted	85,846,376	85,846,376	78,340,316	78,340,316

The Company’s Consolidated Statements of Financial Condition as originally reported and as adjusted for the adoption of FSP APB 14-1, is as follows:

	December 31, 2008	December 31, 2008 as adjusted
Assets:
Other assets	$72,087	$73,766

Liabilities:
Total borrowings	2,106,537	2,153,577

Stockholders’ Equity:
Preferred stock
9.375% Series C Preferred Stock	55,435	55,435
8.25% Series D Preferred Stock	83,259	83,259
Common Stock	78	78
Additional paid-in capital	787,678	797,372
Distributions in excess of earnings	(276,558)	(331,613)
OCI	(32,400)	(32,400)

Total Stockholders’ Equity	$617,492	$572,131

Non-controlling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted FAS 160 on January 1, 2009. FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of FAS 160 are applied prospectively. The adoption of FAS 160 did not impact the Company’s stockholders’ equity on the consolidated statements of financial condition.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company for periods beginning after December 31, 2008. The Company adopted this standard on January 1, 2009 and the consolidated financial statements include the additional disclosure requirements of FAS 161. See Note 15 of the consolidated financial statements, “Derivative Instruments and Hedging Activities” for further discussion.

Reverse Repurchase Agreements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years and is applicable to new transactions entered into after the adoption date. FSP 140-3 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”).

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued. FSP 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in FSP 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of FSP 157-3 did not have a material impact on its financial statements or its determination of fair values as of December 31, 2008.

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

(3)	certain unsecured long-term liabilities, consisting of all senior unsecured notes, junior unsecured subordinated notes and TruPS; and

(4)	all CDO liabilities.

Upon adoption, with an adjustment to opening retained earnings, total stockholders’ equity increased by $350,623 ($343,205 subsequent to the adoption of FSP APB 14-1), all of which relates to applying the fair value option to the Company’s long-term liabilities. The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening distributions in excess of earnings. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company’s securities held-for-trading, CDO liabilities, senior unsecured notes, junior unsecured subordinated notes and TruPS are recorded in other gains (losses) on the consolidated statements of operations.

The adoption of FSP APB 14-1 on January 1, 2009 required the Company to bifurcate the senior unsecured convertible notes into a debt and an equity component and revise the 2008 and 2007 consolidated financial statements to reverse the fair value option elected previously for such instruments.

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

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to expand the required quantitative and qualitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. See Notes 4 and 12 to the consolidated financial statements, “Fair Value of Financial Instruments”.

FAS 115-2, FAS 124-2 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these FSPs in the second quarter 2009. The adoption of these FSPs did not have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”), which amends the derecognition guidance in FAS 140, eliminates the concept of a QSPE and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. FAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact of adopting FAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FIN. 46(R) (“FAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FIN 46R,—an interpretation of ARB No. 51 and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in FAS 166. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact of adopting FAS 167 on its consolidated financial statements but expects that it could result in a significant gross up to the Company’s statement of financial condition and statement of operations.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 amends FAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about its involvement with variable interest entities. The FSP was effective for reporting periods ending after December 15, 2008. The adoption of the additional disclosure requirements of FAS 140-4 and FIN 46(R)-8, which are shown in Note 10 of the consolidated financial statements, did not materially impact the Company’s consolidated financial statements.

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

FASB Accounting Standards Codification (“Codification”)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), which establishes Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will conform its financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted FAS 165 effective June 30, 2009, and the adoption had no impact on the Company’s consolidated financial statements. The Company has reviewed subsequent events occurring through August 10, 2009, the date that these financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure other than as disclosed in Note 11 of the consolidated financial statements, “Borrowings”.

Note 3 NET INCOME (LOSS) PER SHARE

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share	$(110,113)	$28,227	$(89,058)	$79,006
Interest expense on convertible senior notes	—	2,370	—	4,683
Dividends on Series E convertible preferred stock	—	1,929	—	1,929

Numerator for diluted earnings per share	$(110,113)	$32,526	$(89,058)	$85,618

Denominator:
Denominator for basic earnings per share— weighted average common shares outstanding	79,050,446	69,458,370	78,712,956	66,437,973
Assumed conversion of convertible senior notes	—	7,416,680	—	7,416,680
Assumed conversion of Series E convertible preferred stock	—	8,604,781	—	4,302,390
Dilutive effect of stock based incentive fee	—	366,545	—	183,273

Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	79,050,446	85,846,376	78,712,956	78,340,316

Basic net income (loss) per weighted average common share:	$(1.39)	$0.41	$(1.13)	$1.19

Diluted net income (loss) per weighted average common share and common share equivalents:	$(1.39)	$0.38	$(1.13)	$1.09

Total anti-dilutive stock options excluded from the calculation of diluted net income (loss) per share were 2,000 for the three and six months ended June 30, 2009. Total anti-dilutive stock options excluded from the calculation of diluted net income (loss) per share were 10,000 for the three and six months ended June 30, 2008.

Total anti-dilutive shares related to convertible senior notes and Series E convertible preferred stock excluded from the calculation of diluted net income (loss) per share were 13,517,450 and 13,586,344 for the three and six months ended June 30, 2009. Total anti-dilutive interest expense related to convertible senior notes and Series E convertible preferred stock excluded from the calculation of diluted net income (loss) per share was $4,099 and $6,970 for the three and six months ended June 30, 2009.

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

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities. The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases and for CDO liabilities, management uses broker quotes as being indicative of fair values, but management ultimately determines the fair values recorded in the financial statements. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of June 30, 2009 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company’s financial assets that were classified as Level 3 due to market inactivity consist primarily of commercial real estate securities. The Company’s financial liabilities that were classified as Level 3 consist primarily of long-term liabilities used to finance the commercial real estate securities. Market activity for commercial real estate securities and long-term liabilities declined dramatically from 2007 to 2009 due to the ongoing turmoil in the credit markets. New issuance volume for commercial real estate securities was a record $230 billion in 2007. For the year ended 2008, new issuance volume for commercial real estate securities was $12.2 billion, a 95% decline from prior year activity. The secondary market activity for CMBS and long-term liabilities that were used to finance such securities similarly declined significantly in 2008 and through the second quarter of 2009 with minimal trading activity for investment grade commercial real estate securities and no trading activity for non-investment grade CMBS. Based on the guidance in paragraph 28 of FAS 157, the Company determined there were very few transactions for similar assets and liabilities and no specific transactions for the Company’s assets and liabilities and prices among brokers who make a market in this sector have varied significantly. The Company concluded that the market was inactive based on the items above as well as the fact that transactions for these assets and liabilities did not occur with sufficient frequency and volume to provide pricing information at the measurement date and on an ongoing basis. The Company continues to monitor the activity of the market to determine if the market becomes active. If in the future transactions for these assets and liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis, the Company will re-evaluate the classification of these financial instruments as Level 3.

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

A decline in trading volume as noted above has resulted in reduced liquidity for the Company’s financial instruments. The quotes received from these dealers are only indicative of estimated fair value and do not necessarily represent what the Company would receive in an actual trade. The Company performs an additional analysis to validate the prices received from dealers. This process includes analyzing the securities based on vintage year, rating and asset type and then comparing the prices to market information available for securities of similar type, vintage year and rating.

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

The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing observability levels as of June 30, 2009. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$—	$—	$188,385	$188,385
Investment grade CMBS	—	—	625,999	625,999
RMBS	—	—	15	15
Derivative instruments	—	206,125	—	206,125
Investments in equity of subsidiary trusts (1)	—	—	271	271

Total	$—	$206,125	$814,670	$1,020,795

(1)	Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$—	$—	$15,015	$15,015
Junior unsecured subordinated notes	—	—	11,975	11,975
TruPS	—	—	2,748	2,748
CDOs	—	—	434,718	434,718
Derivative instruments	—	279,438	—	279,438

Total	$—	$279,438	$464,456	$743,894

The following table presents the changes in Level 3 assets for the three months ended June 30, 2009:

	Subordinated CMBS	Investment grade CMBS	RMBS	TruPS
Balance at April 1, 2009	$190,313	$653,304	$23	$255
Net purchases (sales)	(832)	(63,915)	(8)	—
Net transfers in (out)	3,476	(3,476)	—	—
Gains (losses) included in earnings	1,303	41,436	—	16
Gains (losses) included in OCI (1)	(5,875)	(1,350)	—	—

Balance at June 30, 2009	$188,385	$625,999	$15	$271

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (2)	$(6,018)	$18,265	$—	$16

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (3)	$7,321	$2,205	$—	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Losses in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 assets for the six months ended June 30, 2009:

	Subordinated CMBS	Investment grade CMBS	RMBS	TruPS
Balance at January 1, 2009	$257,982	$677,533	$787	$384
Net purchases (sales)	(1,415)	(85,656)	(59)	—
Net transfers in (out)	17,324	(17,324)	—	—
Gains (losses) included in earnings	(84,470)	51,624	(713)	(113)
Gains (losses) included in OCI (1)	(1,036)	(178)	—	—

Balance at June 30, 2009	$188,385	$625,999	$15	$271

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (2)	$(98,109)	$24,156	$—	$(113)

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (3)	$13,642	$6,463	$—	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Losses in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended June 30, 2009:

	CDOs	Senior unsecured notes	Junior unsecured subordinated notes	TruPS
Balance at April 1, 2009	$425,116	$7,881	$3,153	$8,392
Paydowns	(83,788)	—	—	—
Net transfers in (out)	—	—	7,266	(7,266)
Gains included in earnings	73,728	7,134	1,556	1,622
Gains included in OCI (1)	19,662	—	—	—

Balance at June 30, 2009	$434,718	$15,015	$11,975	$2,748

Amount of total losses for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at June 30, 2009 (2)	$43,928	$7,134	$(2,191)	$1,622

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2009 (3)	$—	$—	$3,747	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the six months ended June 30, 2009:

	CDOs	Senior unsecured notes	Junior unsecured subordinated notes	TruPS
Balance at January 1, 2009	$564,661	$18,411	$5,726	$12,643
Paydowns	(93,321)	—	—	—
Net transfers in (out)	—	—	7,266	(7,266)
Gains included in earnings	(39,855)	(3,396)	(1,017)	(2,629)
Gains (losses) included in OCI (1)	3,233	—	—	—

Balance at June 30, 2009	$434,718	$15,015	$11,975	$2,748

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at June 30, 2009 (2)	$(78,127)	$(3,396)	$(1,647)	$(2,629)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2009 (3)	$—	$—	$630	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain (loss) on liabilities” in the consolidated statements of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statements of financial condition by caption and by level within the FAS 157 valuation hierarchy as of June 30, 2009, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2009:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loans (1)	$—	$—	$59,393	$59,393

Total assets at fair value on a nonrecurring basis	$—	$—	$59,393	$59,393

(1)	The Company recorded a provision for loan loss in the amount of $104,532 for the six months ended June 30, 2009. There is a specific loan loss provision of $80,855 related to six loans with a principal balance of $185,132 and accrued interest of $702 (€501) and expenses of $420 for a fully impaired loan as well as a general loan loss provision of $23,677. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans”.

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

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Distributions in Excess of Earnings)	Carrying Value at January 1, 2008 (After Adoption of FAS 159 and FSP APB 14-1)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
Liability issuance costs	32,741	(32,741)	—
Senior unsecured notes	(162,500)	48,027	(114,473)
Junior unsecured subordinated notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
TruPS	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)

Cumulative effect of the adoption of the fair value option		$115,570

(1)	Prior to January 1, 2008, the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

Note 5 SECURITIES HELD-FOR-TRADING

Upon adoption of FAS 159 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the six months ended June 30, 2009 and June 30, 2008, respectively, $(51,060) and $(325,327) were recorded as unrealized loss on the securities and included in unrealized gain (loss) on securities held-for-trading on the consolidated statements of operations. The estimated fair value of securities held-for-trading at June 30, 2009 and December 31, 2008 is summarized as follows:

Security Description	June 30, 2009	December 31, 2008
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$437,961	$433,225
Non-investment grade rated subordinated CMBS	117,681	143,400
Non-rated subordinated CMBS	6,916	22,280
CMBS interest only securities (“IOs”)	3,882	4,085
Credit tenant leases	16,475	20,175
Investment grade REIT debt	129,203	155,864
CDO investments - investment grade	2,004	1,920
CDO investments - non-investment grade	13,088	24,176

Total CMBS	727,210	805,125

RMBS:
Residential CMOs	15	387
Hybrid adjustable rate mortgages (“ARMs”)	—	400

Total RMBS	15	787

Total U.S. dollar denominated	727,225	805,912

Non-U.S. Dollar Denominated:
Investment grade CMBS	36,474	62,264
Non-investment grade rated subordinated CMBS	43,705	59,854
Non-rated subordinated CMBS	6,995	8,272

Total non-U.S. dollar denominated	87,174	130,390

Total securities held-for-trading	$814,399	$936,302

At June 30, 2009, an aggregate of $814,399 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings. At December 31, 2008, an aggregate of $904,491 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings.

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

At June 30, 2009, the reported yield based upon the adjusted cost of the Company’s entire subordinated CMBS portfolio was 32.0 % per annum. The reported yield of the Company’s investment grade securities was 10.0%. The Company’s yields to maturity on its subordinated CMBS and other securities are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company’s yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the yields to maturity, discussed above and elsewhere in this report, will be achieved.

Note 6 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at June 30, 2009 and December 31, 2008:

	Loan Outstanding				Weighted Average Yield
	June 30, 2009		December 31, 2008		June 30, 2009	December 31, 2008
Property Type	Amount	%	Amount	%

U.S.
Retail	$52,521	7.4%	$52,584	6.8%	9.4%	9.6%
Office	44,890	6.3	45,227	5.9	10.3	10.3
Multifamily (1)	50,782	7.2	77,083	9.9	5.9	10.3
Storage	31,795	4.5	31,989	4.1	9.2	9.1
Land (2)	—	—	—	—	—	—
Hotel	12,690	1.8	12,481	1.6	13.3	13.0
Other Mixed Use	3,954	0.6	3,984	0.5	9.0	8.5

Total U.S.	196,632	27.8	223,348	28.8	8.9	10.1

Non-U.S.
Retail (3)	244,852	34.6	256,069	33.0	7.8	9.1
Office (4)	188,541	26.6	202,797	26.1	8.7	9.1
Multifamily (5)	15,872	2.2	36,903	4.8	6.3	9.0
Storage	42,499	6.0	37,304	4.8	9.4	9.5
Industrial (6)	12,887	1.8	12,359	1.6	7.0	10.7
Hotel	3,024	0.4	2,794	0.4	10.2	11.0
Other Mixed Use	4,043	0.6	4,166	0.5	7.7	10.3

Total Non-U.S.	511,718	72.2	552,392	71.2	8.2	9.3

Total	708,350	100.0	$775,740	100.0%	7.5%	9.5%

General loan loss reserve	(44,710)		(21,033)

Total	$663,640		$754,707

(1)	Net of a loan loss reserve of $124,264 at June 30, 2009 and $98,664 at December 31, 2008.
(2)	Net of a loan loss reserve of $25,000 at June 30, 2009 and December 31, 2008.
(3)	Net of a loan loss reserve of $8,724 at June 30, 2009 and $299 at December 31, 2008.
(4)	Net of a loan loss reserve of $59,055 at June 30, 2009 and $17,614 at December 31, 2008.
(5)	Net of a loan loss reserve of $7,545 at June 30, 2009 and $1,434 at December 31, 2008.
(6)	Net of a loan loss reserve of $1,257 at June 30, 2009 and $239 at December 31, 2008.

As of June 30, 2009, the Company’s loans had the following maturity characteristics:

Year of initial maturity *	Number of loans maturing	Current carrying value	% of total

2010	3	$24,394	3.4%
2011	15	242,807	34.3
2012	16	119,557	16.9
2013	8	161,156	22.8
2014	4	43,436	6.1
Thereafter	11	117,000	16.5

Total	57	$708,350	100.0%

General loan loss reserve		(44,710)

Total		$663,640

*	Does not include potential extension options.

Activity for the six months ended June 30, 2009 was as follows:

Book Value
Balance at January 1, 2009	$754,707
Transfer of non-U.S. mortgage loan from Anthracite International JV	26,201
Proceeds from the sale of mortgage loans	(4,299)
Loss from the sale of mortgage loans	(9,079)
Proceeds from repayment of mortgage loans	(13,702)
Provision for loan loss	(103,441)
Foreign currency translation	10,706
Discount accretion, net	2,547

Balance at June 30, 2009	$663,640

The Company recorded a provision for specific loan losses of $80,855 for the six months ended June 30, 2009. This provision relates to six loans with an aggregate principal balance of $185,132 and accrued interest of $702 (€501) and also includes expenses of $420 for a fully impaired loan. The first is a $31,436 (€22,412) mezzanine loan secured by a portfolio of properties located throughout Germany which required a provision totaling $24,718 (€18,112) that includes accrued interest of $702 (€501). The second is a $45,007 (€32,087) junior mezzanine loan secured by a portfolio of office buildings in the Netherlands which required a provision totaling $22,965 (€17,297). The third is a $23,600 loan secured by land in California which required a provision of $5,300. The fourth is a $20,500 mezzanine loan secured by an apartment complex located in New York City which required a provision totaling $7,800. The fifth is a $25,000 loan secured by a portfolio of apartment complexes in Washington DC which required a provision totaling $12,500. The sixth is a $39,589 (€28,244) loan secured by a portfolio of retail assets in Germany which required a provision totaling $7,152 (€5,099). The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company does not believe that the full collectability of the loans is probable.

The Company recorded an additional general loan loss reserve of $13,984 for the six months ended June 30, 2009.

Changes in the reserve for loan losses were as follows:

	General	Specific	Total
Reserve for loan losses, December 31, 2008 (including accrued interest of $1,645) (1)	$21,033	$144,895	$165,928
Reserve for loan losses- specific (including accrued interest of $702) (1)	—	80,855	80,855
Reserve for loan losses- general	23,677	—	23,677

Provision for loan losses for six months ended June 30, 2009	23,677	80,855	104,532

Foreign currency gain	—	2,868	2,868

Reserve for loan losses, June 30, 2009	$44,710	$228,618	$273,328

(1)	Accrued interest is included in other assets on the consolidated statements of financial condition.

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

The Company increased loss assumptions on its Controlling Class CMBS from 1.8% at December 31, 2008 to 3.6% of underlying collateral at June 30, 2009. This increase in loss assumptions required an impairment of $525,765 for the six months ended June 30, 2009.

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

Note 9 EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the six months ended June 30, 2009:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2008	$1,713	$39,158	$9,350	$448	$28,199	$78,868
Equity earnings (loss)	—	(18,687)	—	12	(15)	(18,690)
Foreign currency translation	—	—	—	—	(773)	(773)
Distributions of earnings	—	—	—	—	(1,009)	(1,009)
Return of capital	—	—	—	(140)	(26,402)	(26,542)

Balance at June 30, 2009	$1,713	$20,471	$9,350	$320	$—	$31,854

*	The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

At June 30, 2009, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II,” and collectively with Carbon I, the “Carbon Funds”). The Company has pledged its interest in Carbon II as collateral under a revolving credit agreement (see Note 11 of the consolidated financial statements, “Borrowings,” for further details). The Carbon Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 14 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties,” for further details).

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

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. Summarized financial information for Carbon II is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Total income (loss)	$(5,763)	$12,354	$(607)	$26,442
Total expenses	2,534	1,150	5,081	6,605
Provisions for loan losses	(18,232)	(19,109)	(67,391)	(18,611)
Income (loss) from continuing operations	(26,529)	(6,909)	(73,079)	1,226
Net income (loss)	$(26,310)	$(7,359)	$(73,293)	$262

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At June 30, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of June 30, 2009, the carrying value of the Company’s investment of AHR JV was $320. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse. AHR JV is managed by the Manager (see Note 14 of the consolidated financial statements, “ Transactions with the Manager and Certain Other Parties” for further details).

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 14 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties.” The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,402 in Anthracite International JV’s sole investment consisting of a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

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

The portfolios of CDO HY1 and CDO HY2 consist primarily of non-investment grade CMBS. The Company’s non-investment grade CMBS include the first loss position and as a result, the Company controls the foreclosure/workout process for the underlying collateral. The following table presents the total assets (unpaid principal amount) as of June 30, 2009 and December 31, 2008 of CDO HY1 and CDO HY2 to which the Company has transferred assets and received sale treatment:

	June 30, 2009	December 31, 2008
Investment grade CMBS	$56,773	$57,087
Investment grade REIT debt	42,885	42,885
CMBS rated BB+ to B	145,876	165,081
CMBS rated B- or lower	509,263	502,740

Total	$754,797	$767,793

	Cash flows received on retained interests
	For the six months ended June 30, 2009	For the year ended December 31, 2008
	$6,233	$14,442

The key economic assumptions used to determine the estimated fair value of the retained interests at June 30, 2009 and December 31, 2008 are the underlying projected future cash flows to be received. Those cash flows include estimates of future credit losses on loans that comprise the underlying collateral for the retained interests. Once a set of cash flows has been determined, a discount rate is applied to those cash flows to calculate the net present value of the cash flows. There has been a great degree of instability in the current markets and making such estimates has been difficult and fluid. The Company reviews the market data and specific loan criteria to determine the best estimate for these assumptions using specific underlying collateral data as well as information on particular borrowers.

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

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the Company’s retained interests and the sensitivity of this fair value to immediate adverse changes in those assumptions:

	June 30, 2009	December 31, 2008
Fair value of retained interest	$5,090	$16,176
Weighted average life (years)	0.5	3.9
Anticipated credit losses
Impact of the Company’s loss assumptions	$2,293	$13,120
Impact of doubling the Company’s loss assumptions	$1,342	$10,953
Discount rate	120.5%	95.7%
Impact of 10% increase in discount rate	$2,203	$11,989
Impact of 20% increase in discount rate	$2,121	$11,037

When measuring the fair value of the retained interests, the Company estimates credit losses and the timing of losses for each loan underlying the CMBS. The securities comprising the retained interests are predominately first loss CMBS with the lowest or no ratings assigned by the credit rating agencies. These securities not only absorb the first losses of all the mortgages underlying each transaction, they are also the last to receive principal payments, if any. Therefore any cash from principal paydowns received will not flow to the benefit of the owners of these securities. In the current environment prepayments of mortgages have virtually halted. The Company does not believe it is reasonable to project that prepayments of underlying mortgages will have any significant effect on the cash flows of these securities and therefore on the value or cash flows on the retained interests. At June 30, 2009 and December 31, 2008, the amortized costs of the retained interests were $8,273 and $14,259, with an estimated fair value of $5,090 and $16,176, respectively, based on key economic assumptions.

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

Transfer of Financial Assets Accounted for as a Secured Borrowing

The transfer of financial assets accounted for as secured borrowings consists of the five Company securitization transactions in which the Company was the transferor of CMBS and commercial mortgage loans. The following table presents information about the assets transferred in connection with the secured borrowings that continue to be recognized in the Company’s statements of financial position as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Assets:
Investment grade CMBS	$440,454	$443,469
Investment grade REIT debt	129,203	155,773
CMBS rated BB+ to B	94,083	120,935
CMBS rated B- or lower	13,131	13,022
CDO investment	2,004	1,920
Credit tenant lease	16,475	20,175

Total (at estimated fair value)	695,350	755,294
Commercial mortgage loans (at amortized cost)	435,191	439,286

Total	$1,130,541	$1,194,580

Liabilities:
CDOs (at estimated fair value)	$434,718	$564,661

The assets above are restricted solely to satisfy the related liabilities of the specific entity.

Qualified Special Purpose Entities

In addition to the retained interest described above, the Company also holds interests in 38 U.S. and Canadian dollar denominated Controlling Class CMBS that were purchased in connection with the Company’s commercial real estate investing activities and qualify as QSPEs. The estimated fair value of the U.S. and Canadian dollar denominated Controlling Class CMBS that qualify as QSPEs were approximately $268,425 and $312,477 as of June 30, 2009 and December 31, 2008, respectively. The underlying collateral for the Company’s U.S. and Canadian dollar denominated Controlling Class CMBS is comprised of 4,375 commercial mortgage loans with a total balance of $56,308,413. The Company maintains the right to control the foreclosure/workout process of the underlying loans.

The Company also holds interests in eight European and two Japanese Controlling Class CMBS in which it maintains the right to control the foreclosure/workout process of the underlying loans. The estimated fair values of the European Controlling Class CMBS that qualify as QSPEs were approximately $20,167 and $35,875 at June 30, 2009 and December 31, 2008, respectively. The underlying collateral for the European Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $7,524,990 at June 30, 2009. The estimated fair values of the Japanese Controlling Class CMBS that qualify as QSPEs were approximately $3,766 and $4,845 at June 30, 2009 and December 31, 2008, respectively. The underlying collateral for the Japanese Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $24,362 at June 30, 2009.

The Company also owns all of the preferred equity and a debt security of LEAFs CMBS I Ltd. (“LEAF”). LEAF is a CDO and its underlying collateral for the structure is $1,905,294 and $2,674,875 of investment grade CMBS as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, the estimated fair value of the Company’s investment in LEAF on its consolidated statements of financial condition was $10,005 and $9,920, respectively.

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

The Company is involved with two entities that the Company has deemed to be VIEs, one in which the Company is the primary beneficiary and one in which the company holds a significant variable interest. The Company’s variable interests in these VIEs include debt and equity interests. The Company does not have any future obligation to provide financial support to these entities. The Company’s involvement with VIEs arises from:

1)	A Controlling Class CMBS that did not qualify as a QSPE because the special servicer has more discretion over sales of defaulted loans than is typically permitted to qualify as a QSPE. The Company is the primary beneficiary and consolidates the VIE. The Company’s maximum exposure to loss associated with the Company’s investment in this entity is $17,042 and $22,301 as of June 30, 2009 and December 31, 2008, respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated statement of financial condition related to this VIE at June 30, 2009 was $946,070 and $929,028, respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated statement of financial condition related to this VIE at December 31, 2008 was $1,022,105 and $998,804, respectively. The assets of the consolidated VIE may only be used to settle the obligations of the VIE and creditors of the consolidated VIE have no recourse beyond the VIE’s assets. The assets associated with this VIE are included in commercial mortgage loan pools and the liabilities are included in secured by pledge of commercial loan pools on the consolidated statements of financial condition.

2)	A 10% significant variable interest in AHR JV in which substantially all of the economics of the entity are absorbed by one other investor, but for which the Company has a 50% voting right. The Company’s maximum exposure to loss associated with AHR JV as of June 30, 2009 was $320 related to its equity investment. This amount is included in equity investments on the consolidated statements of financial condition. The Company’s maximum exposure to loss associated with AHR JV as of December 31, 2008 was $448. The total assets of AHR JV at June 30, 2009 were $3,168.

Note 11 BORROWINGS

Certain information with respect to the Company’s borrowings at June 30, 2009 is summarized as follows:

Borrowing Type	Carrying Value	Adjusted Issuance Price	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged

Credit facilities (1)	$403,111	$403,111	5.4%	0.9 years	$287,295
Commercial mortgage loan pools	924,444	924,444	4.3%	4.5 years	953,102
CDOs (2)	434,718	1,655,459	3.4%	4.3 years	904,970
Senior unsecured notes (2)	15,015	162,500	7.6%	7.8 years	Unsecured
Senior unsecured convertible notes	69,192	69,192	15.4%	18.2 years	Unsecured
Junior unsecured subordinated notes (2)	11,975	205,804	4.5%	21. years	Unsecured
TruPS (2)	2,748	44,394	7.6%	26.5 years	Unsecured

Total Borrowings	$1,861,203	$3,464,904	4.4%	5.8 years	$2,145,367

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)

As a result of the adoption of FAS 159 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain (loss) on liabilities on the consolidated statements of operations. For the six months ended June 30, 2009, the Company recorded an unrealized gain of $46,662 due to the reduction of the fair value of such liabilities.

At June 30, 2009, the Company’s borrowings had the following remaining maturities, at amortized cost:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities (1)	$—	$21,387	$46,370	$335,354	$—	$—	$403,111
Commercial mortgage loan pools (2)	11,892	1,844	18,539	154,505	730,843	6,821	$924,444
CDOs (2)	3,694	456	42,911	384,264	651,914	572,220	1,655,459
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Senior unsecured convertible notes (3)	—	—	—	—	—	69,192	69,192
Junior unsecured subordinated notes	—	—	—	—	—	205,804	205,804
TruPS	—	—	—	—	—	44,394	44,394

Total Borrowings	$15,586	$23,687	$107,820	$874,123	$1,382,757	$1,060,931	$3,464,904

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Credit Facilities and Reverse Repurchase Agreements

The following table summarizes the Company’s credit facilities at June 30, 2009 and December 31, 2008.

		June 30, 2009			December 31, 2008
	Maturity Date	Facility Amount	Total Borrowings	Unused Borrowing Capacity	Facility Amount	Total Borrowings	Unused Borrowing Capacity (4)
Bank of America, N.A. and Banc of America Mortgage Capital Corporation (1)	9/30/2010	$118,484	$118,484	$—	$275,000	$127,889	$—
Deutsche Bank, AG, Cayman Islands Branch (2)	9/30/2010	70,269	70,269	—	83,570	83,570	—
Bank of America, N.A. (3)	9/30/2010	33,153	33,153	—	100,000	44,009	—
Morgan Stanley Bank (3)	9/30/2010	147,755	147,755	—	300,000	194,864	—
BlackRock Holdco 2, Inc. (1)	3/05/2010	33,450	33,450	—	39,356	30,000	—

		$403,111	$403,111	$—	$797,926	$480,332	$—

(1)	USD only.
(2)	Multicurrency (USD and Non-USD).
(3)	Non-USD only.
(4)

At December 31, 2008, the Company could no longer draw on facilities due to amendments to the Bank of America, N.A. loan agreements and a decline in the loan collateral in the case of BlackRock Holdco 2, Inc.

Secured Credit Facility Restructuring

On May 15, 2009, the Company restructured each of its four secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley, as described in more detail below.

Bank of America Credit Facilities

On May 15, 2009, the Company and AHR Capital BofA Limited (“AHR BofA”), a wholly owned subsidiary of the Company, entered into the Omnibus Amendment to Credit Agreement and Custodial and Payment Application Agreement (the “BofA Omnibus Amendment”). The BofA Omnibus Amendment was in respect of (i) the Credit Agreement, dated as of March 17, 2006, and (ii) the Custodial and Payment Application Agreement, dated as of April 7, 2006. The BofA Omnibus Amendment was executed by the Company, as borrower agent, AHR BofA, as borrower, and Bank of America, N.A. (“BANA”), as custodian and lender.

On May 15, 2009, in connection with the BofA Omnibus Amendment, the Company entered into the Second Amended and Restated Parent Guaranty (the “BofA Amended Parent Guaranty”). The BofA Amended Parent Guaranty amended and restated the original guaranty dated as of March 17, 2006 as amended and restated on August 7, 2008, October 20, 2008, November 7, 2008 and January 28, 2009. The BofA Amended Parent Guaranty was executed by the Company, as guarantor, in favor of BANA, as lender.

On May 15, 2009, Anthracite Capital BofA Funding LLC (“Anthracite BofA”), a wholly owned subsidiary of the Company, entered into the Amendment to the Master Repurchase Agreement (the “BofA Repo Amendment”) in respect of the Master Repurchase Agreement dated as of July 20, 2007 (together with Annex I thereto). The BofA Repo Amendment was executed by the Company, as sponsor, Anthracite BofA, as seller, BANA, as a buyer, Banc of America Mortgage Capital Corporation (“BAMCC,” together with BANA, collectively, the “BOA Parties”), as a buyer, and BANA, as buyer agent.

On May 15, 2009, in connection with the BofA Repo Amendment, the Company entered into the Second Amended and Restated Guaranty (the “BofA Amended Guaranty”). The BofA Amended Guaranty amended and restated the original guaranty dated as of March 17, 2006 as amended and restated on August 7, 2008, October 20, 2008, November 7, 2008 and January 28, 2009. The BofA Amended Guaranty was executed by the Company, as guarantor, in favor of BANA and BAMCC, as buyers, and BANA, as buyer agent.

Deutsche Bank Credit Facility

On May 15, 2009, the Company, Anthracite Funding, LLC (“Anthracite Funding”), a wholly owned subsidiary of the Company, and AHR Capital DB Limited (“AHR DB”), a wholly owned subsidiary of the Company, entered into the Amendment No. 4 to the Master Repurchase Agreement and Annex I to the Master Repurchase Agreement Supplemental Terms and Conditions (the “DB Facility Amendment”) with respect to the Master Repurchase Agreement and Annex I to the Master Repurchase Agreement Supplemental Terms and Conditions, dated as of December 23, 2004 and as amended on February 8, 2007, July 8, 2008 and July 17, 2008. The DB Amendment was executed by Anthracite Funding, as seller, AHR DB, as seller, the Company, as sponsor, and Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”), as buyer.

On May 15, 2009, the Company entered into the Amendment No. 3 to Guaranty (the “DB Guaranty Amendment”). The DB Guaranty Amendment amended the original guaranty dated as of December 23, 2004, as amended on February 8, 2007, July 8, 2008 and July 17, 2008. The DB Guaranty Amendment was executed by the Company, as guarantor, in favor of Deutsche Bank, as buyer.

Morgan Stanley Credit Facility

On May 15, 2009, AHR Capital MS Limited (“AHR MS”), a wholly owned subsidiary of the Company, entered into the Fourth Amended and Restated Multicurrency Revolving Facility Agreement (the “MS Amended Facility”), through an Amendment and Restatement Deed. The Amendment and Restatement Deed amended and restated the original agreement dated as of February 17, 2006, as amended and restated on July 20, 2007, February 15, 2008 and January 9, 2009. The Amendment and Restatement Deed was executed by AHR MS, as borrower, Morgan Stanley Mortgage Servicing Limited (“MSM”), as the security trustee, Morgan Stanley Bank (“MS Bank”), as the initial lender, and Morgan Stanley Principal Funding, Inc. (“MSPFI,” together with MSM, collectively, “Morgan Stanley Parties”), as the first new lender and agent.

On May 15, 2009, the Company entered into the Second Amended and Restated Parent Guaranty and Indemnity (the “MS Amended Guaranty”). The MS Amended Guaranty amended and restated the original guaranty dated as of February 17, 2006, as amended and restated on February 15, 2008, and amended on April 14, 2008 and December 31, 2008. The MS Amended Guaranty was executed by the Company, as guarantor, in favor of MSM, as security trustee under the MS Amended Facility, and MSPFI, as agent and lender under the MS Amended Facility.

Description of Credit Facility Amendments

The BofA Omnibus Amendment, the BofA Repo Amendment, the DB Facility Amendment and the MS Amended Facility are each referred to herein as a “Credit Facility Amendment” and collectively referred to as the “Credit Facility Amendments.” The BOA Parties, Deutsche Bank and the Morgan Stanley Parties are collectively referred to herein as the “Secured Creditors” and each, a “Secured Creditor.”

Each Credit Facility Amendment, among other things, extends the maturities of the respective facility to September 30, 2010. The maturity date for each facility may be further extended to March 30, 2011 at the discretion of the respective Secured Creditor. However, if certain conditions are met, the decision by a Secured Creditor to not extend may result in such Secured Creditor losing the benefit of certain new collateral (described below) that was posted under the restructuring.

Each Credit Facility Amendment eliminates all mark-to-market requirements with respect to the underlying asset collateral value. Each Credit Facility Amendment eliminates any outstanding margin calls and the right to make future margin calls.

The new interest rate on the facilities is the greater of 30-day LIBOR plus 3.50% or 5.50%. If the facilities are further extended, as described above, then the interest rate during the extension period will be 30-day LIBOR plus 4.00%. Each Credit Facility Amendment also requires payment of a deferred restructuring fee in the amount of 8% of the outstanding balance of the Credit Facilities as of May 15, 2009, which is due and payable to each Secured Creditor on the earliest of: (a) the date all loans and purchased assets are prepaid, paid or repaid in full, (b) the maturity date of the facility, and (c) any date the balance of the loans is declared or becomes automatically accelerated. The deferred restructuring fee is broken into two components: a 1% fee, which is characterized as a guaranteed fee, and a 7% fee, which is characterized as a secondary fee and which will be paid only to the extent afforded by the respective Secured Creditor’s collateral, in the absence of an event of default. The Company is not required to accrue for this contingent liability as it is currently not probable of occurring.

Each Credit Facility Amendment also imposes restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates. In addition, each Credit Facility Amendment amends certain definitions, including “Event of Default,” in order to make such terms substantially uniform across all facilities.

The Credit Facility Amendments replace existing scheduled amortization payments with cash management requirements. All cash received from the primary collateral will be used first to pay interest and then to reduce each lender’s principal balance. The Company has agreed to reduce the principal balance for each Secured Creditor through the application of certain proceeds under this process by an agreed upon amount, measured on a cumulative basis, at the end of each quarter starting with the period ending September 30, 2009. If the Company does not satisfy such required reduction, the Company has 90 days to cure such shortfall or an event of default would occur.

The Secured Creditors will continue to hold the same primary collateral, consisting of U.S. and non-U.S. denominated commercial real estate assets. In addition, the Credit Facility Amendments contemplate that the Secured Creditors receive a security interest in all unencumbered assets of the Company, as well as a subordinated second lien on each other’s primary collateral. The cash flows generated by the bulk of the formerly unencumbered assets will be deposited monthly into a cash management account that will be available for use by the Company for its operations pursuant to a prescribed budget, subject to (i) the absence of any defaults under the facilities and (ii) the cure of any outstanding deficiency in the required reductions of the principal balance of any Secured Creditor, as described above. In the event of an uncured event of default, the cash management account proceeds must be used to pay down the relevant lender’s debt until the deficiency has been cured.

Description of Restructured Secured Credit Facility Guarantees

The BofA Amended Parent Guaranty, the BofA Amended Guaranty, the DB Guaranty Amendment, and the MS Amended Guaranty are each referred to herein as a “Credit Facility Guaranty” and collectively referred to as the “Credit Facility Guarantees.”

The existing financial covenants in each Credit Facility Guaranty were modified and apply to the Company under each Credit Facility Guaranty as follows:

•

Tangible net worth (as defined in each applicable facility) cannot fall below $400 million plus 75% of any equity offering proceeds at any quarter end, and cannot fall by more than 20% in any one quarter or more than 40% in any four-quarter period. In measuring the change in tangible net worth, a decline in the carrying value of the Carbon Funds is excluded;

•	The debt service coverage ratio (as defined in each applicable facility) must be at least 1.40; and

•	Total recourse debt to tangible net worth ratio may not exceed 2.5.

The Company also agreed, among other things, to certain other terms in each Credit Facility Guaranty which establish (i) restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates, (ii) limits on acquiring new assets and (iii) required quarterly operating earnings of no less than:

•	$15,163 for the fiscal quarter ending on June 30, 2009;

•	$14,931 for the fiscal quarter ending on September 30, 2009; and

•	$15,288 for the fiscal quarters ending on December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010.

Operating earnings is defined in the Credit Facility Guarantees as total interest income less interest expense, general and administrative expenses and management fees, exclusive of net income or losses of the Carbon Funds. As of June 30, 2009, the Company was in compliance with the aforementioned financial covenants.

The Company has also agreed, among other things, to obtain the unanimous written consent of its independent directors prior to voluntarily filing for bankruptcy or taking similar actions.

In addition, the waiver of covenant breach under the Company’s secured credit facility with BlackRock Holdco 2, Inc. has been extended through October 22, 2009.

Senior Unsecured Convertible Notes

On May 27, 2009, the Company issued 850,000 shares of its common stock, par value $0.001 per share, in exchange for $4,000 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes. For the six months ended June 30, 2009, the Company recorded a gain on the extinguishment of debt of $2,635 in realized gain (loss) on liabilities on the consolidated statement of operations which was offset by a loss of $2,165 related to the restructuring of the Company’s unsecured debt as described below.

On July 1, 2009, the Company issued 900,000 shares of its common stock, par value $0.001 per share, in exchange for $3,000 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes.

On July 29, 2009, the Company issued 1,317,000 shares of its common stock, par value $0.001 per share, in exchange for $3,951 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes.

The shares of the Company’s common stock were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Junior Unsecured Subordinated Notes and TruPS

On May 29, 2009, the Company entered into an Exchange Agreement (the “Agreement”) with certain of the holders and/or beneficial owners (the “Holders”) of its TruPS and junior unsecured subordinated notes, pursuant to which the Company agreed to issue junior unsecured subordinated notes of the Company in exchange for $135 million aggregate liquidation amount of TruPS and €50 million aggregate principal amount of the Company’s floating rate junior unsecured subordinated notes held and/or beneficially owned by such Holders.

Pursuant to the Agreement, on May 29, 2009, the Company issued (i) $62.5 million aggregate principal amount of new notes in exchange for $50 million aggregate liquidation amount of TruPS of Anthracite Capital Trust I, (ii) $62.5 million aggregate principal amount of new notes of the Company in exchange for $50 million aggregate liquidation amount of TruPS of Anthracite Capital Trust II, (iii) $43.75 million aggregate principal amount of new notes in exchange for $35 million aggregate liquidation amount of TruPS of Anthracite Capital Trust III, (iv) €37.5 million aggregate principal amount of new notes in exchange for €30 million aggregate principal amount of floating rate junior unsecured subordinated notes due 2022 of the Company and (v) €25 million aggregate principal amount of new notes in exchange for €20 million aggregate principal amount of floating rate junior unsecured subordinated notes due 2022 of the Company. The Agreement contains customary representations, warranties and covenants.

The new notes were issued under the (i) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, (ii) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, (iii) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wilmington Trust Company, as trustee, (iv) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, and (v) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee (collectively, the “Indentures”).

Pursuant to the respective Indentures, the new notes bear a fixed interest rate of 0.75% per year until the earlier of (i) May 29, 2013 and (ii) the date on which all of the existing senior secured loans under the

Company’s senior secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “May 29 Modification Period”). After the May 29 Modification Period, the new notes bear interest at the same rates as the securities for which they were exchanged. During the May 29 Modification Period, the Company will be subject to limitations on its ability (i) to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests and (ii) to create, incur, issue or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt existing on May 29, 2009. In addition, during the May 29 Modification Period, the cure period for a default in the payment of interest when due is three days. The new notes are contractually senior to the Company’s remaining TruPS. The new notes otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged. The coupons that were due on April 30, 2009 on certain of the securities being exchanged were satisfied by payments at the new lower rate of 0.75% per year on the increased principal amounts.

Pursuant to the Agreement, the Company paid a transaction fee of approximately $2,165 to cover third-party fees and costs incurred in connection with the exchanges which is included in realized gain (loss) on liabilities on the consolidated statement of operations.

On July 22, 2009, the Company issued $31,250 aggregate principal amount of junior unsecured subordinated notes due October 30, 2035 (the “Notes”) pursuant to a junior subordinated indenture, dated as of July 22, 2009 between the Company and the Bank of New York Mellon, as trustee (the “July 22 Indenture”) in exchange for $25,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I (the “Exchanged Securities”).

Pursuant to the July 22 Indenture, the Notes bear a fixed interest rate of 0.75% per year until the earlier of (i) July 22, 2013 and (ii) the date on which all of the existing senior secured loans under the Company’s senior secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “July 22 Modification Period”). After the July 22 Modification Period, the Notes bear interest at the same rate as the Exchanged Securities. Interest payments are payable quarterly, commencing on July 30, 2009. The first interest payment due on July 30, 2009 under the Notes is for the interest period from April 30, 2009. All obligations under the Exchanged Securities, including accrued and unpaid interest thereunder, were accordingly fully discharged and satisfied.

Under the July 22 Indenture, from July 22, 2009 until the end of the July 22 Modification Period, the Company will be subject to limitations on its ability (i) to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests and (ii) to create, incur, issue or otherwise become liable for new debt other than trade debt, similar debt incurred in the ordinary course of business or debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. In addition, during the July 22 Modification Period, the cure period for a default in the payment of interest when due is three days. The Notes are contractually senior to the Company’s remaining TruPS. The Notes otherwise generally have the same terms, including maturity date, as the Exchanged Securities.

Pursuant to the above exchange agreement, the Company paid a transaction fee of approximately $250 to cover third party fees and costs incurred in connection with the exchange.

Note 12 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$—	$2,429	$2,429	$—	$9,686	$9,686
Restricted cash equivalents	—	32,266	32,266	—	23,982	23,982
Securities held-for-trading	—	814,399	814,399	—	936,302	936,302
Commercial mortgage loan pools (1)	—	946,070	946,070	—	1,022,105	1,022,105
Commercial mortgage loans	—	663,640	344,266	—	754,707	555,536
Secured borrowings	—	403,111	403,111	—	480,332	480,332
CDO borrowings	—	434,718	434,718	—	564,661	564,661
Commercial mortgage loan pool borrowings (1)	—	924,445	924,445	—	999,804	999,804
Senior unsecured notes	—	15,015	15,015	—	18,411	18,411
Senior convertible notes	—	69,192	11,658	—	72,000	24,960
Junior unsecured subordinated notes	—	11,975	11,975	—	5,726	5,726
TruPS	—	2,748	2,748	—	12,643	12,643
Currency forward contracts	—	(5,444)	(5,444)	—	4,530	4,530
Currency swap agreements	—	(6,012)	(6,012)	—	(612)	(612)
Interest rate swap agreements	1,141,069	(62,129)	(62,129)	1,291,798	(99,249)	(99,249)
LIBOR cap	85,000	272	272	85,000	53	53

(1)

Represents a controlling class CMBS that is consolidated for accounting purposes (see Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”). On an unconsolidated basis, the fair market value of the net equity is $2,437 and $6,166 at June 30, 2009 and December 31, 2008, respectively.

Note 13 PREFERRED STOCK

The Company elected not to declare any of the specified dividends on its three series of preferred stock during 2009. As of June 30, 2009, $7,550 of preferred dividends were in arrears. These dividends in arrears are included as part of dividends on preferred stock on the consolidated statements of operations since they represent a claim on earnings superior to common stockholders. These dividends in arrears have not been accrued as dividends payable since they have not been declared.

Note 14 TRANSACTIONS WITH THE MANAGER AND CERTAIN OTHER PARTIES

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

The Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans; less realized losses, net foreign currency losses and increases in expense associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company’s Common Stock ($10.39 per common share at June 30, 2009) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a quarterly percentage), multiplied by the weighted average number of shares of the Company’s Common Stock outstanding during the applicable quarterly period. The Management Agreement provides that the incentive fee payable to the Manager will be subject to a rolling four-quarter high watermark.

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

The following is a summary of management and incentive fees incurred for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Management fee	$1,953	$2,961	$4,084	$6,236
Incentive fee	—	1,334	—	11,879
Incentive fee - stock based	62	645	305	1,044

Total management and incentive fees	$2,015	$4,940	$4,389	$19,159

At June 30, 2009 and 2008, management and incentive fees of $13,103 and $14,182, respectively, remained payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $50 and $100 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2009 and $125 and $250 for the three and six months ended June 30, 2008, respectively.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and six months ended June 30, 2009, the Company recorded administration and investment accounting service fees of $245 and $490, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2008, the Company recorded administration and accounting service fees of $255, and $510, respectively, which are included in general and administrative expense on the consolidated statements of operations.

The special servicer for 33 of the Company’s 39 Controlling Class trusts is Midland Loan Services, Inc. (“Midland”), a wholly owned indirect subsidiary of PNC Bank. The Manager is a wholly owned subsidiary of BlackRock. PNC Bank and Midland are subsidiaries of the PNC Financial Services Group (“PNC”), a significant stockholder of BlackRock, and thus a related party of the Manager.

As disclosed in Note 11 of the consolidated financial statements, “Borrowings,” on March 7, 2008, the Company entered into a credit facility with a subsidiary of BlackRock. BlackRock is the parent of the Manager. The Company has pledged its interest in Carbon II as collateral under this facility.

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the carrying value of the Company’s investment in Carbon I at June 30, 2009 was $1,713. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At June 30, 2009, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. At June 30, 2009, the carrying value of the Company’s investment in Carbon II was $20,674. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At June 30, 2009, the Company owned approximately 26% of the outstanding shares in Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of June 30, 2009, the carrying value of the Company’s investment of AHR JV was $320. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,402 in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager for services to be performed an amount equal to the remaining Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2009, the Installment Payment is $1,000 payable over one year. The Company is not required to accrue for this contingent liability.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On June 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.3% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.9% of BlackRock’s voting common stock and 30.8% of BlackRock’s capital stock on a fully diluted basis.

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

The reverse repurchase agreements, credit facilities and the floating rate debt of its CDOs bear interest at a LIBOR-based variable rate. Increases in the LIBOR rate could negatively impact earnings. The interest rate swap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits as credit ratings and estimated fair values change. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At June 30, 2009, the balance of such net deposits pledged by counterparties as collateral under these agreements totaled $1,163 and is recorded as a component of other assets on the consolidated statements of financial condition.

At June 30, 2009, the Company had restricted cash of $32,266, consisting of $29,485 on deposit with the trustees for the Company’s CDOs and $2,781 is restricted under the terms of the Credit Facility Amendment. At December 31, 2008, the Company had restricted cash of $23,982, consisting of $2,869 on deposit with the trustees for the Company’s CDOs, $3,100 pledged as collateral for interest rate swap agreements and $18,013 required by financial covenants under the Company’s credit facilities.

The following table summarizes the Company’s derivative instruments at June 30, 2009 and December 31, 2008. All derivative assets are included in derivative assets on the consolidated statements of financial condition and all derivative liabilities are included in derivative liabilities on the consolidated statements of financial condition.

	Asset Derivatives Estimated Fair Value		Liability Derivatives Estimated Fair Value
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	$—	$—	$—	$(4,579)

Total derivatives designated as hedging instruments under FAS 133	$—	$—	$—	$(4,579)

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	$4,828	$4,048	$(66,685)	$(92,682)
Forward exchange contracts	201,297	925,584	(212,753)	(921,666)

Total derivatives not designated as hedging instruments under FAS 133	206,125	929,632	(279,438)	(1,014,348)

Total derivatives	$206,125	$929,632	$(279,438)	$(1,018,927)

The following table summarizes the amounts recognized on the consolidated statements of financial condition and operations related to the Company’s cash flow hedges for the six months ended June 30, 2009 and 2008, respectively.

Derivatives in FAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative For the six months ended June 30,		Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income For the six months ended June 30,		Location of Gain/(Loss) recognized in income on derivative	Amount of Gain/(Loss) recognized in income on derivative For the six months ended June 30,
	2009	2008		2009	2008		2009	2008
Interest rate contracts	$931	$(5,208)	Interest income/expense/ dedesignation	$(11,614)	$(1,124)	Interest expense	$64	$(1,304)

Total	$931	$(5,208)		$(11,614)	$(1,1.24)		$64	$(1,304)

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s trading derivatives for the six months ended June 30, 2009 and 2008, respectively.

Derivatives not designated as hedging instruments under FAS 133	Location of Gain/(Loss) Recognized in Income on Derivative (1)	Amount of Gain/(Loss) Recognized in Income on Derivative
		2009	2008
Interest rate contracts	Other gains (losses)	$8,283	$(5,761)
Forward exchange contracts	Other gains (losses)	(3,026)	(33,599)

Total		$5,257	$(39,360)

(1)

The change in estimated fair value related to derivatives not designated as hedging under FAS 133 is recorded in unrealized gain (loss) on swaps classified as held-for-trading on the consolidated statements of operations. Interest expense related to derivatives not designated as hedging under FAS 133 is recorded in realized loss on securities and swaps held-for-trading, net on the consolidated statements of operations.

In connection with the adoption of FAS 159 on January 1, 2008, the Company designated CDO interest rate swaps with notional amounts aggregating $875,548 as trading derivatives. The Company will reclassify the $25,410 loss in value from OCI to interest expense over 8.3 years. For the quarter ended June 30, 2009, $1,181 was reclassified as an increase to interest expense and $5,005 will be reclassified as an increase to interest expense over the next twelve months.

During the second quarter of 2009, the Company restructured its secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley. In connection with the restructuring, the Company will no longer enter into 90-day repurchase agreements and the forecasted transactions related to certain balances in OCI for interest rate swaps that had been hedging 90-day repurchase agreements were probable of not occurring. As a result, the Company reclassified $(7,840) out of OCI which is included in dedesignation of derivative instruments on the consolidated statements of operations. This amount was previously being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. At June 30, 2009, the Company had, in aggregate, $6,364 of net losses related to terminated swaps recorded in OCI. For the quarter ended June 30, 2009, $593 was reclassified as an increase to interest expense and $2,260 is expected to be reclassified as an increase to interest expense over the next twelve months.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in realized and unrealized foreign currency gain (loss) in the consolidated statements of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. These contracts are recorded at their estimated fair value at June 30, 2009 and are included in derivative instruments on the consolidated statements of financial condition. The Company recorded realized and unrealized foreign currency gains (losses) of $(6,428) and $4,362 for the three and six months ended June 30, 2009 and $(2,145) and $(10,186) for the three and six months ended June 30, 2008, respectively.

In accordance with FAS 52, the Company records the change in the carrying amount of this investment in the cumulative translation adjustment account within OCI. For the six months ended June 30, 2009, the foreign currency translation loss included in accumulated OCI was $2,168.

In January 2009, the Company substantially reduced various currency instruments used to hedge the capital portion of its foreign currency risk. The Company reduced the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments. The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other.

Note 16 NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income:
Interest from securities	$44,393	$50,604	$94,205	$102,874
Interest from commercial mortgage loans	13,455	23,100	29,266	46,831
Interest from commercial mortgage loan pools	9,974	12,801	20,347	25,666
Interest from cash and cash equivalents	156	918	427	1,982

Total interest income	67,978	87,423	144,245	177,353

Interest Expense:
Interest – securities	34,818	51,164	76,096	108,481

Total interest expense	34,818	51,164	76,096	108,481

Net interest income	$33,160	$36,259	68,149	$68,872

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All currency figures expressed herein are expressed in thousands, except share and per share amounts.

I.	Executive Overview

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

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There is substantial doubt that the Company will be able to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. and non-U.S. commercial real estate finance markets have been particularly affected as demand for such assets has sharply declined and defaults have risen significantly for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate and other assets in which the Company has invested. These effects include:

•

Adverse impact on liquidity and access to capital. The Company’s unrestricted cash and cash equivalents decreased to $2,429 at June 30, 2009 from $9,686 at December 31, 2008 due to, among other things, amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. As a result of a continued rise in delinquencies in commercial real estate loans and CMBS during the second quarter of 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the third quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. The Company is required to make an interest payment of $4,056 on September 1, 2009 related to its senior unsecured convertible notes. In addition, pursuant to amendments to its secured facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company’s current projections show that the Company will not be able to meet the aforementioned principal paydown requirements for certain secured lenders on September 30, 2009. If the Company does not satisfy these paydown requirements, the Company has 90 days to cure such shortfall or an event of default would occur. However, the Company may not have the liquidity to cure such shortfall, if it were to occur, while meeting the Company’s other obligations after September 30, 2009, and the Company then would not be able to continue as a going concern. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and improving liquidity. These efforts include the debt-for-equity exchange and junior unsecured subordinated debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. The Company will endeavor to complete additional debt-for-equity exchanges to reduce the $4,056 interest payment due on the convertible notes on September 1, 2009, thereby increasing the funds available to meet the secured lenders principal paydowns due by September 30, 2009. No assurance can be given that this endeavor will be successful. In addition, financings through collateralized debt obligations (“CDOs”), which the Company historically utilized, are no longer available.

•

Negative operating results during the six months ended June 30, 2009 and the year ended December 31, 2008. For the six months ended June 30, 2009 the Company incurred a net loss of $(89,058) driven primarily by significant net realized and unrealized losses, the incurrence of a $104,532 provision for loan losses and a loss from equity investments of $(18,690). For the year ended December 31, 2008, the Company incurred a net loss available to common stockholders of $(258,050), driven primarily by significant net realized and unrealized losses, the incurrence of a $165,928 provision for loan losses and a loss from equity investments of ($53,630).

•

Change in business objectives and dividend policy. The Company is currently focused on managing its liquidity and, unless its liquidity position and market conditions significantly improve, anticipates no new investment activity in 2009. In addition, the Company’s Board of Directors (the “Board of Directors”) anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Under the junior subordinated indentures the Company entered into on May 29 and July 22, 2009 in connection with its exchange agreements with the beneficial owners of certain of the Company’s TruPS and junior unsecured subordinated notes, until the earlier of (i) May 29, 2013 for certain junior unsecured subordinated notes and July 22, 2013 for certain other junior unsecured subordinated notes and (ii) the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of $2.5 million in the aggregate and are in the form of its common stock to the maximum extent permissible to maintain its REIT status (the “Permitted Distribution”), and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders.

These effects have led to the following adverse consequences for the Company:

•

Substantial doubt about the ability to continue as a going concern. The Company’s independent registered public accounting firm issued an opinion on the Company’s December 31, 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its lenders raised substantial doubt about the Company’s ability to continue as a going concern. As noted above under the bullet captioned “Adverse impact on liquidity and access to capital”, substantial doubt continues to exist about the Company’s current ability to continue as a going concern.

•

Breach of covenants during the fourth quarter of 2008. Financial covenants in certain of the Company’s secured credit facilities formerly included, without limitation, a covenant that the Company’s net income (as defined in the applicable credit facility) will not be less than $1.00 for any period of two consecutive quarters and covenants that on any date the Company’s tangible net worth (as defined in the applicable credit facility) would not have decreased by twenty percent or more from the Company’s tangible net worth as of the last business day in the third month preceding such date. The Company’s significant net loss for the year ended December 31, 2008 resulted in the Company not being in compliance with these covenants. On March 17, 2009, the secured credit facility lenders waived these covenant breaches until April 1, 2009 and subsequently extended this waiver until May 15, 2009. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, BlackRock Financial Management, Inc. (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the market value of such shares was less than the loan balance. As of June 30, 2009, 60% of the fair market value of such shares declined to approximately $16,992 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived the Company’s failure to repay borrowings in accordance with this covenant until April 1, 2009 and subsequently extended this waiver until October 22, 2009. The Company’s secured credit facilities were restructured in the second quarter of 2009. See Note 11 of the consolidated financial statements, “Borrowings” for further discussion. Additionally, during 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced.

•

Reduction or elimination of dividends. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first and second quarters of 2009. Due to current market conditions and the Company’s liquidity position, the Company’s Board of Directors anticipates the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status, subject to the following restrictions. As noted above under the bullet captioned “Change in business objectives and dividend policy”, the Company is subject to limitations on dividends it may pay on its common and preferred stock under certain of its junior subordinated notes indentures. To the extent the Company is required to and permitted to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

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

The chart below is a summary of the Company’s CDO compliance tests as of June 30, 2009. During the second quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes.

Because the failures of the overcollateralization tests were not cured by the May 15, 2009 payment date, any cash flows that remained after the payment of interest to the Class A and Class B senior notes were utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are cured.

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced. Below is a summary of each of the Company’s CDO compliance tests as of June 30, 2009.

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	127.5%	125.9%	118.3%	92.4%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	207.9%	229.13%	314.8%	92.4%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.51
Trigger	N/A	N/A	N/A	7.50
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	22.8%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2622
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

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

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower) or non-rated. As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the pool of underlying mortgage loans. Typically, the principal amount of these below investment grade classes represents 2.0% to 5.0% of the principal of entire pool of underlying mortgage loans. The investor that owns the lowest rated or non-rated, CMBS class is designated as the controlling class representative for the underlying pool of mortgage loans. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures on any of the underlying mortgage loans that have defaulted. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class that is the first to absorb losses. At June 30, 2009, the Company owned 39 controlling class trusts in which the Company is in the first loss position.

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

The following table illustrates the mix of the Company’s asset types at June 30, 2009 and December 31, 2008:

	Carrying Value at
	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial real estate securities (1)	$814,704	33.2%	$935,963	33.6%
Commercial real estate loans (2)	685,824	27.9	823,777	29.5
Commercial mortgage loan pools (3)	946,070	38.5	1,022,105	36.6
Commercial real estate equity (4)	9,350	0.4	9,350	0.3

Total commercial real estate assets	2,455,948		2,791,195	100.0

Residential mortgage-backed securities	15	—	787	—

Total	$2,455,963	100.0%	$2,791,982	100.0%

(1)	Includes equity investment in AHR JV.
(2)	Includes equity investments in the Carbon Funds and AHR International JV. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,402 in Anthracite International JV’s sole investment, an investment in a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company (“AHR MS”), which then posted the asset as additional collateral under the facility.
(3)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 6 of the consolidated financial statements.
(4)	Represents equity investment in Dynamic India Fund IV.

The Company did not purchase any securities during the six months ended June 30, 2009.

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets at carrying values in local currencies at June 30, 2009 is as follows:

	Commercial Real Estate Securities (2)		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
United States Dollar (“USD”)		$727,531		$218,815		—	$946,070		$1,892,416	$1,892,416	77.1%
Great British Pound (“GBP”)		£2,729		£43,610		—	—		£46,339	76,314	3.1%
Euro (“EUR”)		€18,078		€294,141		—	—		€312,219	437,935	17.8%
Canadian Dollar (“CAD”)	C$	56,710	C$	6,269		—	—	C$	62,979	54,229	2.2%
Japanese Yen (“JPY”)		¥819,116		—		—	—		¥819,116	8,490	0.3%
Swiss Franc (“CHF”)		—	CHF	23,843		—	—	CHF	23,843	21,924	0.9%

Indian Rupee (“INR”)		—		—	Rs	447,539	—	Rs	447,539	9,350	0.4%

General loan loss reserve		—		(44,710)		—	—		(44,710)	(44,710)	(1.8)

Total USD Equivalent		$814,704		$685,824		$9,350	$946,070		$2,455,948	$2,455,948	100.0%

(1)	Includes the Company’s investments in the Carbon Funds of $22,184 at June 30, 2009.
(2)	Includes the Company’s investment in AHR JV of $320 at June 30, 2009.

A summary of the Company’s commercial real estate assets at carrying values in local currencies at December 31, 2008 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
USD		$805,573		$264,219		—	$1,022,105		$2,091,897	$2,091,897	74.9%
GBP		£9,321		£43,662		—	—		£52,983	76,176	2.8%
EUR		€40,826		€352,649		—	—		€393,475	546,947	19.6%
CAD	C$	62,660	C$	6,285		—	—	C$	68,945	55,849	2.0%
JPY		¥859,457		—		—	—		¥859,457	9,482	0.3%
CHF		—	CHF	23,976		—	—	CHF	23,976	22,527	0.8%

INR		—		—	Rs	455,532	—	Rs	455,532	9,350	0.3%

General loan loss reserve		—		(21,033)		—	—		(21,033)	(21,033)	(0.7)

Total USD Equivalent		$935,963		$823,777		$9,350	$1,022,105		$2,791,195	$2,791,195	100.0%

(1)	Includes the carrying value of the Company’s investment in AHR JV of $448 at December 31, 2008.
(2)	Includes the carrying value of the Company’s investments in the Carbon Funds of $40,871 and AHR International JV of $28,199 at December 31, 2008. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, an investment in non-U.S. commercial mortgage loan, to AHR MS, which then posted the asset as additional collateral under the facility.

The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments. In January 2009, the Company substantially reduced the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments. The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other. Foreign currency gains (loss) were $4,362 and $(10,186) for the six months ended June 30, 2009 and 2008. Included in accumulated other comprehensive loss was a $7,840 gain on foreign currency translation. As a result, the Company’s foreign currency exposure for the six months ended June 30, 2009 resulted in a net economic gain of $12,202.

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at June 30, 2009. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value		Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$107,705	$32,949	(1)	31.55	$50,090	$46.51	12.39%
CMBS rated BB+ to B	476,530	47,942		10.06	110,512	23.19	28.30%
CMBS rated B– or lower	616,759	21,494		3.27	61,199	9.70	25.09%
CDO investments	312,651	13,088		4.19	10,571	3.38	116.54%
CMBS interest only securities (“CMBS IOs”)	77,756	3,882		4.99	1,401	1.80	249.53%

Total commercial real estate securities outside CDOs	1,591,401	119,355		7.48	233,773	14.53	29.37%

Commercial real estate securities included in CDOs
Investment grade CMBS	727,758	440,454		60.52	608,374	88.79	10.31%
Investment grade REIT debt	138,084	129,203		93.57	138,963	100.64	5.88%
CMBS rated BB+ to B	495,167	94,083		19.00	226,524	45.75	21.91%
CMBS rated B– or lower	303,892	13,131		4.32	43,124	14.19	42.95%
CDO investments	4,010	2,004		50.00	1,905	47.51	36.85%
Credit tenant lease	22,331	16,474		73.78	22,916	102.62	5.75%

Total commercial real estate securities included in CDOs	1,691,242	695,349		41.11	1,041,806	63.84	13.54%

Total commercial real estate securities	$3,282,643	$814,704		$24.81	$1,275,579	$39.93	16.44%

(1)	Includes the Company’s investment in AHR JV of $320 at June 30, 2009.

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

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also partially hedged to protect the Company from an increase in short-term interest rates. At June 30, 2009, 61% of the estimated fair value of the Company’s subordinated CMBS was match funded in the Company’s CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financings.

The table below summarizes the Company’s CDO collateral and debt at June 30, 2009.

	Collateral at June 30, 2009		Debt at June 30, 2009
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$354,731	11.77%	$338,279	3.93%	7.84%
CDO II	255,343	9.79	233,292	3.56	6.23
CDO III	308,208	9.52	353,204	2.33	7.18
CDO HY3	250,156	16.51	370,803	4.78	11.73
Euro CDO	314,528	10.32	359,882	2.53	7.79

Total **	$1,482,966	11.45%	$1,655,460	4.42%	8.03%

*	Weighted average cost of funds is the current cost of funds plus hedging expenses.
**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At June 30, 2009, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the U.S. and Canadian dollar denominated loans underlying these securities was $56,308,413. At June 30, 2009, subordinated Controlling Class CMBS with a par of $1,547,079 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $680,580 were held as collateral by CDO HY1 and CDO HY2.

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at June 30, 2009 was $343,897; the average credit protection, or subordination level, of this portfolio was 1.04%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at June 30, 2009 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level

BB+	$149,540	$33,252	$22.2	$62,349	$41.7	5.5%
BB	150,029	20,085	13.4	52,037	34.7	3.1%
BB-	115,296	17,934	15.6	54,502	47.3	2.8%
B+	110,075	8,182	7.4	27,905	25.4	2.0%
B	199,482	14,044	7.0	49,610	24.9	5.0%
B-	122,633	5,554	4.5	16,160	13.2	1.5%
CCC+	65,154	2,970	4.6	7,964	12.2	1.2%
CCC	68,655	5,125	7.5	15,210	22.2	1.3%
CCC-	39,535	1,696	4.3	4,305	10.9	1.5%
CC	18,491	347	1.9	256	1.4	0.7%

NR	508,189	10,143	2.0	24,592	4.8	n/a

Total	$1,547,079	$119,332	$7.7	$314,890	$20.4

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$233,572	$44,258	$18.9	$109,903	$47.1	4.4%
BB	164,824	24,211	14.7	76,874	46.6	3.5%
BB-	172,505	33,158	19.2	85,802	49.7	5.1%
B+	103,712	10,690	10.3	39,907	38.5	2.1%
B	116,465	11,187	9.6	44,990	38.6	2.2%
B-	125,165	8,499	6.8	36,035	28.8	4.0%
CCC+	50,364	2,817	5.6	12,432	24.7	0.9%
CCC	35,592	1,470	4.1	11,582	32.5	0.8%
CC	12,643	253	2.0	2,084	16.5	0.3%
NR	528,724	25,703	4.9	89,462	16.9	n/a

Total	$1,543,566	$162,246	$10.5	$509,071	$32.9

During the six months ended June 30, 2009, the loan pools were paid down by $908,119. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the six months ended June 30, 2009, one security in one of the Company’s Controlling Class CMBS was upgraded by at least one rating agency and 90 securities in 16 Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded six of the Company’s non-Controlling Class commercial real estate securities and downgraded 30.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $2,021,150 related to principal of the underlying loans will not be recoverable, of which $1,636,464 is expected to occur over the next five years. The total loss estimate of $2,021,150, 3.6% of the total underlying loan pools at June 30, 2009, increased from $1,046,949, 1.8% of the underlying loan pool at December 31, 2008. The Company reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

The Company considers delinquency information from the Barclays Capital Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at June 30, 2009 are shown in the table below:

		Delinquencies Outstanding
Vintage Year	Underlying Collateral	Weighted average Delinquency	Maximum Delinquency Percentage	Minimum Delinquency Percentage	Barclays Capital Conduit Guide
1998	$1,176,660	15.7%	50.7%	0.0%	9.2%
1999	273,170	5.8	5.7	5.7	7.6%
2001	789,221	2.8	2.8	2.8	4.6%
2002	843,684	2.1	2.1	2.1	1.9%
2003	1,694,782	5.9	6.1	5.6	3.5%
2004	5,661,220	4.7	8.0	0.0	4.0%
2005	11,638,170	4.0	7.6	1.0	4.1%
2006	13,524,177	5.1	9.7	2.3	4.5%
2007	20,707,329	5.6	9.4	2.1	3.6%

Total	$56,308,413	5.2%			4.1	% *

*	Weighted average based on current principal balance.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information related to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at June 30, 2009:

	June 30, 2009
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$910,820	50	1.6%
Past due 60 days to 89 days	318,256	20	0.6
Past due 90 days or more	1,676,154	121	3.0
Real Estate owned	22,628	12	0.0
Foreclosure	—	2	0.0

Total Delinquent	2,927,857	205	5.2

Total Collateral Balance	$56,308,413	4,375

Of the 205 delinquent loans at June 30, 2009, 12 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 191 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 5.2%. During 2009, the underlying collateral experienced early payoffs of $908,119 representing 1.6% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $13,988 were realized during the six months ended June 30, 2009. This brings cumulative realized losses to $161,734, which is 7.4% of total estimated losses. These losses include special servicer and other workout expenses. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The profile of the loans underlying the Company’s CMBS by property type at June 30, 2009 was as follows:

	June 30, 2009 Exposure
Property Type	Collateral Balance	% of Total
Office	$19,244,050	34.2%
Retail	16,024,708	28.5
Multifamily	11,942,248	21.2
Industrial	4,305,735	7.6
Lodging	3,989,187	7.1
Healthcare	322,478	0.6
Other	480,007	0.8

Total	$56,308,413	100%

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

During the six months ended June 30, 2009, the Company did not fund any additional commercial real estate loan investments and received repayments of commercial real estate loans in the aggregate amount of $13,702. In June of 2009, the Company sold one commercial real estate loan for $4,299, resulting in a loss of $9,079.

The Company recorded a provision for loan losses of $18,895 and $74,798 for the three and six months ended June 30, 2009, respectively. This provision relates to four loans with an aggregate principal balance of $117,858 and accrued interest of $665 (€501) as well as a general reserve of $13,984. The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company believes the full collectibility of the loans is not probable. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The Company invests in the Carbon Funds which also invest in commercial real estate loans. For the three and six months ended June 30, 2009, respectively, the Company recorded a net loss $6,362 and $18,687 related to the Carbon Funds. The investment periods for the Carbon Funds have expired and as repayments continue to occur, capital will be returned to investors.

The Company’s investments in the Carbon Funds are as follows:

	June 30, 2009	December 31, 2008
Carbon I	$1,713	$1,713
Carbon II	20,471	39,158

	$22,184	$40,871

All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco 2. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At June 30, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II.	Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended June 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$36,441	$41,094	(4,653)	(11.3)%
Commercial real estate loans	3,913	8,041	(4,128)	(51.3)
Commercial mortgage loan pools	9,974	12,801	(2,827)	(22.1)
Residential mortgage-backed securities	9	16	(7)	(43.8)
Cash and cash equivalents	54	586	(532)	(90.8)

Total U.S. interest income	50,391	62,538	(12,147)	(19.4)%

Non-U.S dollar denominated income
Commercial real estate securities	7,943	9,494	(1,551)	(16.3)
Commercial real estate loans	9,542	15,059	(5,517)	(36.6)
Cash and cash equivalents	102	332	(230)	(69.3)

Total non-U.S. dollar denominated interest income	17,587	24,885	(6,363)	(29.3)%

Total Interest Income	$67,978	$87,423	$(19,445)	(22.2)%

	For the Six Months Ended June 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$78,875	$84,718	(5,843)	(6.9)%
Commercial real estate loans	8,757	16,368	(7,611)	(46.5)
Commercial mortgage loan pools	20,347	25,666	(5,319)	(20.7)
Residential mortgage-backed securities	70	76	(6)	(7.9)
Cash and cash equivalents	124	1,386	(1,262)	(91.1)

Total U.S. interest income	108,173	128,214	(20,041)	(15.6)%

Non-U.S dollar denominated income
Commercial real estate securities	15,260	18,080	(2,820)	(15.6)
Commercial real estate loans	20,509	30,463	(9,954)	(32.7)
Cash and cash equivalents	303	596	(293)	(49.2)

Total non-U.S. dollar denominated interest income	36,072	49,139	(13,067)	(26.6)%

Total Interest Income	$144,245	$177,353	$(33,108)	(18.7)%

U.S. dollar denominated income

For the three and six months ended June 30, 2009 versus 2008, interest income from U.S. dollar denominated assets decreased $12,147, or 19.4% and $20,041 or 15.6%. Interest income declined $4,653, or 11.3%, for the three months ended June 30, 2009 and $5,843 or 6.9% for the six months ended June 30, 2009, primarily as a result of a continued rise in delinquencies related to CMBS during the second quarter of 2009 as well as certain Investment grade REIT debt investments that were tendered by the issuer. For the three and six months ended June 30, 2009, the impact of the rise in CMBS delinquencies was approximately $2,600 and $3,300, respectively. The impact from the tender offers for the Investment grade REIT debt for the three and six months ended June 30, 2009 was approximately $1,100 and $1,500, respectively. Interest income on commercial real estate loans decreased $4,128 or 51.3% for the three months ended June 30, 2009 and $7,611 or 46.5% for the six months ended June 30, 2009 due primarily to non-accrual status of several commercial real estate loans and the decline in short-term rates during 2008 and through the second quarter of 2009. For the three and six months ended June 30, 2009, the impact of the non-accrual status of several commercial real estate loans was approximately $3,900 and $7,500, respectively. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

Non-U.S. dollar denominated income

For the three and six months ended June 30, 2009 versus 2008, interest income from non-U.S. dollar denominated assets decreased $7,298, or 29.3% and $13,067 or 26.6%. Interest income on commercial real estate loans decreased $5,517 or 36.6%, for the three months ended June 30, 2009 and $9,954 or 32.7% for the six months ended June 30, 2009 due primarily to non-accrual status of several commercial real estate loans and the decline in non-U.S. dollar denominated short-term rates during 2008 and through the second quarter of 2009. For the three and six months ended June 30, 2009, the impact of the non-accrual status of several commercial real estate loans was approximately $2,300 and $3,600, respectively. The impact of the decline in non-U.S. dollar denominated short-term rates were $3,700 and $6,600, respectively. The decline in income due to non-accrual status and the decline in short-term rates were offset by additional income from loan that was transferred from Anthracite International JV of $1,100 and $2,300 for three and six months ended June 30, 2009, respectively. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The following table reconciles interest income and total income for the three months ended June 30, 2009 and 2008:

	For the three months ended June 30,		Variance
	2009	2008	Amount	%
Interest income	$67,978	$87,423	$(19,445)	(22.2)%
Earnings (loss) from JVs	46	(32)	78	243.8
Loss from Carbon II	(6,611)	(2,538)	(4,073)	158.7
Earnings from Carbon I	—	4	(4)	(100.0)

Total Income	$61,413	$84,857	$(23,444)	(27.6)%

The following table reconciles interest income and total income for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30,		Variance
	2009	2008	Amount	%
Interest income	$144,245	$177,353	$(33,108)	(18.7)%
Loss from JVs	(2)	(32)	30	93.8
Loss from Carbon II	(18,688)	(600)	(18,088)	(3,015.0)
Earnings from Carbon I	—	75	(75)	(100.0)

Total Income	$125,555	$176,796	$(51,241)	(29.0)%

For the three and six months ended months ended June 30, 2009, the Company’s share of Carbon II’s net loss was $6,408 and $18,687, respectively. The increase in the net loss in 2009 is primarily the result of Carbon II establishing a loan loss reserve of $17,451 and $66,111 for the three and six months ended June 30, 2009, respectively. The Company incurs its share of Carbon II’s operating results through its approximately 26% ownership interest.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$10,277	$15,391	$(5,114)	(33.2)%
Commercial real estate securities	1,820	2,316	(496)	(21.1)
Commercial real estate loans	504	914	(410)	(44.9)
Commercial mortgage loan pools	10,041	12,183	(2,142)	(17.6)
Senior unsecured convertible notes	2,716	2,851	(135)	(4.7)
Senior unsecured notes	3,105	3,016	89	3.0
Junior unsecured subordinated notes	916	—	916	100.0
TruPS	(505)	3,328	(3,833)	(115.2)
Equity investments	390	55	335	608.8
Cash flow hedges	838	466	372	79.9
Hedge ineffectiveness	—	(1,382)	1,382	(100.0)

Total U.S. Interest Expense	$30,103	$39,138	$(9,035)	(23.1)%

Non-U.S. dollar denominated interest expense
Euro CDO	2,122	$5,041	(2,919)	(57.9)
Commercial real estate securities	1,163	2,336	(1,173)	(50.2)
Commercial real estate loans	1,449	3,208	(1,759)	(54.8)
Junior unsecured subordinated notes	(19)	1,441	(1,460)	(101.3)

Total Non-U.S. Interest Expense	$4,715	$12,026	$(7,311)	(60.8)%

Total Interest Expense	$34,818	$51,164	$(16,346)	(31.9)%

	For the six months ended June 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$20,982	$34,020	$(13,038)	(38.3)%
Commercial real estate securities	4,417	5,726	(1,309)	(22.9)
Commercial real estate loans	880	2,274	(1,394)	(61.3)
Commercial mortgage loan pools	20,397	24,391	(3,994)	(16.4)
Residential mortgage-backed securities	—	45	(45)	(100.0)
Senior unsecured convertible notes	5,586	5,628	(42)	(0.7)
Senior unsecured notes	6,191	6,074	117	1.9
Junior unsecured subordinated notes	916	—	916	100.0
TruPS	2,838	6,595	(3,757)	(57.0)
Equity investments	819	213	606	284.5
Cash flow hedges	1,549	885	664	75.0
Hedge ineffectiveness	(64)	(1,303)	1,239	(95.1)

Total U.S. Interest Expense	$64,512	$84,548	$(20,036)	(23.7)%

Non-U.S. dollar denominated interest expense
Euro CDO	5,093	$10,397	(5,304)	(51.0)
Commercial real estate securities	2,853	6,189	(3,336)	(53.9)
Commercial real estate loans	2,812	4,578	(1,766)	(38.6)
Junior unsecured subordinated notes	826	2,769	(1,943)	(70.2)

Total Non-U.S. Interest Expense	$11,584	$23,933	(12,349)	(51.6)%

Total Interest Expense	$76,096	$108,481	$(32,385)	(29.9)%

U.S dollar denominated interest expense

For the three and six months ended June 30, 2009 versus June 30, 2008, U.S. dollar interest expense related to collateralized debt obligations declined $5,114, or 33.2% and $13,038, or 38.3%. The decline was caused primarily by the significant decline in U.S. dollar denominated short term rates during 2008.

For the three and six months ended June 30, 2009 versus June 30, 2008, respectively, U.S. dollar interest expense related to junior unsecured subordinated notes increased by $916, or 100.0% from zero in the prior year. For the three and six months ended June 30, 2009 versus June 30, 2008, respectively, U.S. dollar interest expense related to TruPS decreased by $3,833, or 115.2% and $3,757, or 57.0%. The increase in interest expense related to junior unsecured subordinated notes and the decrease in interest expense related to TruPS was caused primarily by the restructuring of the Company’s unsecured debt whereby $135,000 of TruPS was exchanged for $168,750 of junior unsecured subordinated notes. See Note 11 of the consolidated financial statements, “Borrowings”.

Non-U.S. dollar denominated interest expense

For the three and six months ended June 30, 2009 versus 2008, non-U.S. dollar interest expense decreased $7,311, or 60.8% and $12,349, or 51.6%. The decrease was due primarily to reduction in borrowings under the Company’s secured facilities and the decline in non-U.S. dollar denominated short-term rates during 2008 and the first and second quarter of 2009.

For the three and six months ended June 30, 2009 versus June 30, 2008, respectively, non-U.S. dollar interest expense related to junior unsecured subordinated notes decreased by $1,460, or 101.3% and $1,943, or 70.2%. The decrease in interest expense related to junior unsecured subordinated notes was caused primarily by the restructuring of the Company’s unsecured debt whereby €37,500 of new notes were exchanged for €30,000 of junior unsecured subordinated notes. See Note 11 of the consolidated financial statements, “Borrowings”.

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

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Interest income (as reported)	$67,978	$87,423	$144,245	$177,353
Interest expense (as reported)	$34,818	$51,164	$76,096	$108,481
Net interest income ratios (as reported)
Net interest margin	3.5%	3.5%	4.1%	3.2%
Average yield	7.2%	8.4%	8.8%	8.3%
Cost of funds	4.0%	5.0%	4.2%	5.2%
Net interest spread	3.2%	3.4%	4.5%	3.1%
Ratios including income from equity investments (as reported)
Net interest margin	2.8%	3.1%	3.0%	3.1%
Average yield	6.4%	7.9%	7.5%	8.1%
Cost of funds	4.0%	5.0%	4.2%	5.2%
Net interest spread	2.4%	3.0%	3.3%	2.9%

Non-GAAP Disclosure: Adjusted interest income and adjusted interest expense amounts exclude income and expense related to the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$67,978	$87,423	$144,245	$177,353
Interest expense related to the consolidation of commercial mortgage loans pools	(10,041)	(12,183)	(20,397)	(24,391)

Adjusted interest income	$57,937	$75,240	$123,848	$152,962

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2009
	2009	2008	2009	2008
Interest expense	$34,818	$51,164	$76,096	$108,481
Interest expense related to the consolidation of commercial mortgage loan pools	(10,041)	(12,183)	(20,397)	(24,391)

Adjusted interest expense	$24,777	$38,981	$55,699	$84,090

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Adjusted interest income (non-GAAP)	$57,937	$75,240	$123,848	$152,962
Adjusted interest expense (non-GAAP)	$24,777	$38,981	$55,699	$84,090
Adjusted net interest income ratios (non-GAAP)
Net interest margin	4.7%	4.9%	5.9%	4.5%
Average yield	8.1%	10.2%	10.7%	10.0%
Cost of funds	3.8%	5.4%	4.2%	5.7%
Net interest spread	4.3%	4.8%	6.5%	4.3%
Ratios including income from equity investments (non-GAAP)
Net interest margin	3.7%	4.6%	4.2%	4.3%
Average yield	7.1%	9.5%	8.9%	9.6%
Cost of funds	3.8%	5.4%	4.2%	5.7%
Net interest spread	3.3%	4.2%	4.7%	4.0%

During 2009, the average yield on interest earning assets declined due to the rise in delinquencies related to CMBS, the non-accrual status of several commercial real estate loans and the decline in short-term rates for assets with floating rate interest payments. Also during 2009, the cost of funds decreased due to the decline in short term borrowing rates and the restructuring of the Company’s unsecured debt. See Note 11 of the consolidated financials statements, “Borrowings”.

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and six months ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended June 30,		Variance
	2009	2008	Amount	%
Management fee	$1,953	$2,961	$(1,008)	(34.1)%
Incentive fee	—	1,334	(1,334)	(100.0)%
Incentive fee – stock based	62	645	(583)	(90.4)%
General and administrative expense	6,640	1,866	4,774	255.6%

Total other expenses	$8,655	$6,806	$1,849	27.2%

	For the six months ended June 30,		Variance
	2009	2008	Amount	%
Management fee	$4,084	$6,236	$(2,152)	(34.5)%
Incentive fee	—	11,879	(11,879)	(100.0)%
Incentive fee – stock based	305	1,044	(739)	(70.8)%
General and administrative expense	8,965	3,682	5,283	143.5%

Total other expenses	$13,354	$22,841	$(9,487)	(41.5)%

Management fees were based on 0.50% of average quarterly stockholders’ equity through June 30, 2009. The Company’s 2008 Management Agreement included a change from the 2007 Management Agreement in the quarterly base management fee from 0.50% of stockholders’ equity to 0.375% for the first $400,000 in average total stockholders’ equity, 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800,000. The decrease in 2009 of $2,152 or 34.5%, from 2008 corresponds primarily with the changes in the Company’s average stockholders’ equity. The Manager earned an incentive fee of $1,334 and $11,879 for the three and six months ended June 30, 2008, respectively, as the Company achieved the necessary performance goals specified in the Management Agreement. The decrease in incentive fee-stock based of $739 for the six months ended June 30, 2009 was due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of each year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter. See Note 14 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties,” for further discussion of the Company’s Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase of $5,283 in general and administrative expenses for the six months ended June 30, 2009 was primarily due to increased professional fees associated with restructuring the Company’s borrowings.

Other Gains (Losses): Upon the adoption of FAS 159 on January 1, 2008, the Company elected to have the changes in the estimated fair value of its trading securities (formerly classified as available-for-sale) and long-term liabilities recorded in earnings. Income of $514 for the six months ended June 30, 2009 was comprised of realized losses of $(22,291), unrealized losses on securities held for trading of $(51,060) offset by unrealized gains on liabilities of $46,662 and an unrealized gain on swaps classified as held-for-trading of $27,203. The decline in value of the Company’s long-term liabilities that are marked-to-market was slightly more than the decline in the value of the swaps and securities held-for-trading. CMBS spreads widened in the first quarter and tightened by a similar amount in the second quarter. Foreign currency gains (loss) were $4,362 and $(10,186) for the six months ended June 30, 2009 and 2008. Included in accumulated other comprehensive loss was a $7,840 loss on foreign currency translation. As a result, the Company’s foreign currency exposure for the six months ended June 30, 2009 resulted in a net economic loss of $12,202. The provision for loan losses for the six months ended June 30, 2009 totaled $104,532 and was related to several loans in various stages of resolution. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans” for further discussion.

Dividends Declared: Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock and the Company’s preferred stock for the first and second quarters of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Changes in Financial Condition:

Securities held-for-trading: The Company’s securities held-for-trading, which are carried at estimated fair value, included the following at June 30, 2009 and December 31, 2008:

U.S. dollar denominated securities	June 30, 2009 Estimated Fair Value	Percentage	December 31, 2008 Estimated Fair Value	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$3,882	0.5%	$4,085	0.4%
Investment grade CMBS	437,961	53.8	433,225	46.3
Non-investment grade rated subordinated securities	117,681	14.4	143,400	15.2
Non-rated subordinated securities	6,916	0.8	22,280	2.4
Credit tenant lease	16,475	2.0	20,175	2.2
Investment grade REIT debt	129,203	15.9	155,864	16.7
CDO investments	15,092	1.9	26,096	2.8

Total CMBS	727,210	89.3	805,125	86.0

Residential mortgage-backed securities:
Residential CMOs	15	—	387	—
Hybrid adjustable rate mortgages (“ARMs”)	—	—	400	—

Total RMBS	15	—	787	0.1

Total U.S. dollar denominated securities	727,225	89.3	805,912	86.1

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	36,474	4.5	62,264	6.7
Non-investment grade rated subordinated securities	43,705	5.4	59,854	6.4
Non-rated subordinated securities	6,995	0.8	8,272	0.8

Total Non-U.S. dollar denominated securities	87,174	10.7	130,390	13.9

Total securities	$814,399	100.0%	$936,302	100.0%

During the first six months of 2009, the continuing dislocation in the capital markets caused CMBS spreads to widen. This development resulted in a decline in the market value of the Company’s U.S. and non-U.S. CMBS portfolio during the first quarter of 2009.

Borrowings: At June 30, 2009 and December 31, 2008, the Company’s debt consisted of credit facilities, CDOs, senior unsecured notes, senior unsecured convertible notes, junior unsecured subordinated notes, TruPS, and commercial mortgage loan pools collateralized by a pledge of most of the Company’s commercial real estate assets. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings.

The following table sets forth information regarding the Company’s borrowings:

	June 30, 2009
	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt*	$1,655,459	$1,704,539	23 days to 5.7 years
Commercial mortgage loan pools	924,444	931,095	15 days to 9.5 years
Credit facilities	403,111	428,598	114 days to 1.3 years
Senior unsecured convertible notes	69,192	69,192	18.2 years
Senior unsecured notes**	162,500	162,500	7.8 years
Junior unsecured subordinated notes	205,804	205,804	21.9 years
TruPS***	44,394	180,477	26.5 years

Total	$3,464,904

*	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at June 30, 2009 was $1,559,840.
**	The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
***	TruPS can be redeemed at par by the Company beginning in October 2010.

At June 30, 2009, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Credit Facilities	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	TruPS	Senior Unsecured Notes	Junior Unsecured Subordinated Notes	Senior Unsecured Convertible Debt	Total Borrowings
Weighted average yield	5.4%	3.4%	4.3%	7.6%	7.6%	4.5%	15.4%	4.4%
Interest Rate
Fixed	—%	6.8%	4.3%	7.6%	7.6%	4.5%	15.4%	6.6%
Floating	5.4%	1.2%	—%	—%	—%	—%	—%	2.0%
Effective Yield
Fixed	—%	7.3%	4.3%	7.6%	7.6%	4.5%	15.4%	6.9%
Floating	5.4%	1.2%	—%	—%	—%	—%	—%	2.0%

The table above does not present interest payments on the Company’s borrowings. Disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the three months ended June 30, 2009 were $76,571.

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company’s liabilities and the cost of borrowing.

Interest rate hedging instruments at June 30, 2009 and December 31, 2008 consisted of the following:

	At June 30, 2009
	Notional Value	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term (years)
Trading swaps	$69,856	$3,853	$—	2.2
CDO trading swaps, net	1,071,213	(65,982)	—	4.4
CDO LIBOR cap	85,000	272	—	3.9

Total	$1,226,069	$(61,857)	$—

	At December 31, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$87,573	$(4,579)	$(1,612)	3.0
Trading swaps	74,748	2,873	—	2.7
CDO trading swaps	1,129,477	(91,560)	—	4.9
CDO LIBOR cap	85,000	53	1,407	4.4

Total	$1,376,798	$(93,213)	$(205)

Foreign currency agreements at June 30, 2009 and December 31, 2008 consisted of the following:

	At June 30, 2009
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(24,716)	$—	4.3 years
CDO currency swaps	18,704	—	8.0 years
Forwards	(5,444)	—	13 days

Total	$(11,456)	—

	At December 31, 2008
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(30,236)	$—	8.3 years
CDO currency swaps	29,624	—	8.6 years
Forwards	4,530	—	30 days

Total	$3,918	$—

Liquidity and Capital Resources

During 2008 (particularly in the fourth quarter) and the first six months of 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets and a severe economic downturn globally. Assets linked to the U.S. commercial real estate finance market have been particularly affected as demand for such assets has sharply declined and defaults have risen for CMBS and commercial real estate loans. Available liquidity, which began to decline during the second half of 2007, became scarce in 2008 and remains depressed into 2009. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, in the current environment, the Company is focused principally on managing its liquidity.

The Company’s principal liquidity needs are to pay interest and principal on debt, to fund amortization payments, to pay dividends to holders of shares of the Common Stock and preferred stock and to pay operating expenses.

The Company’s principal sources of liquidity have historically been credit facilities (including master repurchase agreements), reverse repurchase agreements, debt security issuances (including from securitization structures), equity issuances and cash flows from operating activities.

The recessionary economic conditions and ongoing market disruptions have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate securities, loans and other assets in which the Company has invested. The Company’s significantly low cash and cash equivalents balance, which decreased to $2,429 at June 30, 2009 from $9,686 at December 31, 2008, was due to, among other things, an increase in funding of amortization payments under the Company’s secured credit facilities and reduced cash flow from investments. As a result of a continued rise in delinquencies in commercial real estate loans and CMBS during the second quarter of 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the third quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. The Company is required to make an interest payment of $4,056 on September 1, 2009 related to its senior unsecured convertible notes. In addition, pursuant to amendments to its secured facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company’s current projections show that the Company will not be able to meet the aforementioned principal paydown requirements for certain secured lenders on September 30, 2009. If the Company does not satisfy these paydown requirements, the Company has 90 days to cure such shortfall or an event of default would occur. However, the Company may not have the liquidity to cure such shortfall, if it were to occur, while meeting the Company’s other obligations after September 30, 2009, and the Company then would not be able to continue as a going concern. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and improving liquidity. These efforts include the debt-for-equity exchanges and junior unsecured subordinated notes transactions described in Note 11 of the consolidated financial statements, “Borrowings”. In addition, financings through CDOs, which the Company historically utilized, are no longer available.

In addition, the Board of Directors has announced that it anticipates that the Company will pay cash dividends on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock for the fourth quarter of 2008 since the Company estimated that its 2008 net taxable income distribution requirements under REIT rules were satisfied by distributions made for the first three quarters of 2008. The Board of Directors also did not declare a dividend on the Common Stock and the Company’s preferred stock for the first and second quarters of 2009. The Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Under the junior subordinated indentures the Company entered into on May 29 and July 22, 2009 in connection with its exchange agreements with the beneficial owners of certain of the Company’s TruPS and junior unsecured subordinated notes, until the earlier of (i) May 29, 2013 for certain junior unsecured subordinated notes and July 22, 2013 for certain other junior unsecured subordinated notes and (ii) the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of the Permitted Distribution, and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock.

Several recent events significantly affected the Company’s access to sources of liquidity and may materially affect the Company’s near-term liquidity needs.

The Company’s independent registered public accounting firm issued an opinion on the Company’s 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its lenders raised substantial doubt about the Company’s ability to continue as a going concern. The Company obtained agreements from its secured credit facility lenders on March 17, 2009 that the covenant breach caused by the going concern reference in the independent registered public accounting firm’s opinion to the consolidated financial statements is waived or such reference does not constitute an event of default and/or covenant breach under the applicable facility. The addition of this going concern language, however, may make capital raising activity by the Company more difficult.

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

During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio as a result, the Euro CDO failed the overcollateralization tests for all of its classes. Because the failures of the overcollateralization tests were not cured by the May 15, 2009 payment date, any cash flows that remained after the payment of interest to the Class A and Class B senior notes were utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are satisfied.

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. See Note 1 of the consolidated financial statements, “Organization – Effect of Market Conditions – CDO tests” for a summary of each of the Company’s CDO compliance tests as of June 30, 2009.

At June 30, 2009, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total

Credit facilities (1)	$—	$21,387	$46,370	$335,354	$—	$—	$403,111
Commercial mortgage loan pools (2)	11,892	1,844	18,539	154,505	730,843	6,821	$924,444
CDOs (2)	3,694	456	42,911	384,264	651,914	572,220	1,655,459
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Senior unsecured convertible notes (3)	—	—	—	—	—	69,192	69,192
Junior unsecured subordinated notes	—	—	—	—	—	205,804	205,804
TruPS	—	—	—	—	—	44,394	44,394

Total Borrowings	$15,586	$23,687	$107,820	$874,123	$1,382,757	$1,060,931	$3,464,904

(1)	Includes $4,586 of borrowings under facilities related to commercial mortgage loan pools.
(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3)	Assumes holders of senior convertible notes do not exercise their right to require the Company to repurchase their notes on September 1, 2012, September 1, 2017 and September 1, 2022.

Secured Credit Facility Restructuring

On May 15, 2009, the Company restructured each of its four secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley, as described in more detail below.

Bank of America Credit Facilities

On May 15, 2009, the Company and AHR Capital BofA Limited (“AHR BofA”), a wholly owned subsidiary of the Company, entered into the Omnibus Amendment to Credit Agreement and Custodial and Payment Application Agreement (the “BofA Omnibus Amendment”). The BofA Omnibus Amendment was in respect of (i) the Credit Agreement, dated as of March 17, 2006, and (ii) the Custodial and Payment Application Agreement, dated as of April 7, 2006. The BofA Omnibus Amendment was executed by the Company, as borrower agent, AHR BofA, as borrower, and Bank of America, N.A. (“BANA”), as custodian and lender.

On May 15, 2009, in connection with the BofA Omnibus Amendment, the Company entered into the Second Amended and Restated Parent Guaranty (the “BofA Amended Parent Guaranty”). The BofA Amended Parent Guaranty amended and restated the original guaranty dated as of March 17, 2006 as amended and restated on August 7, 2008, October 20, 2008, November 7, 2008 and January 28, 2009. The BofA Amended Parent Guaranty was executed by the Company, as guarantor, in favor of BANA, as lender.

On May 15, 2009, Anthracite Capital BofA Funding LLC (“Anthracite BofA”), a wholly owned subsidiary of the Company, entered into the Amendment to the Master Repurchase Agreement (the “BofA Repo Amendment”) in respect of the Master Repurchase Agreement dated as of July 20, 2007 (together with Annex I thereto). The BofA Repo Amendment was executed by the Company, as sponsor, Anthracite BofA, as seller, BANA, as a buyer, Banc of America Mortgage Capital Corporation (“BAMCC,” together with BANA, collectively, the “BOA Parties”), as a buyer, and BANA, as buyer agent.

On May 15, 2009, in connection with the BofA Repo Amendment, the Company entered into the Second Amended and Restated Guaranty (the “BofA Amended Guaranty”). The BofA Amended Guaranty amended and restated the original guaranty dated as of March 17, 2006 as amended and restated on August 7, 2008, October 20, 2008, November 7, 2008 and January 28, 2009. The BofA Amended Guaranty was executed by the Company, as guarantor, in favor of BANA and BAMCC, as buyers, and BANA, as buyer agent.

Deutsche Bank Credit Facility

On May 15, 2009, the Company, Anthracite Funding, LLC (“Anthracite Funding”), a wholly owned subsidiary of the Company, and AHR Capital DB Limited (“AHR DB”), a wholly owned subsidiary of the Company, entered into the Amendment No. 4 to the Master Repurchase Agreement and Annex I to the Master Repurchase Agreement Supplemental Terms and Conditions (the “DB Facility Amendment”) with respect to the Master Repurchase Agreement and Annex I to the Master Repurchase Agreement Supplemental Terms and Conditions, dated as of December 23, 2004 and as amended on February 8, 2007, July 8, 2008 and July 17, 2008. The DB Amendment was executed by Anthracite Funding, as seller, AHR DB, as seller, the Company, as sponsor, and Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”), as buyer.

On May 15, 2009, the Company entered into the Amendment No. 3 to Guaranty (the “DB Guaranty Amendment”). The DB Guaranty Amendment amended the original guaranty dated as of December 23, 2004, as amended on February 8, 2007, July 8, 2008 and July 17, 2008. The DB Guaranty Amendment was executed by the Company, as guarantor, in favor of Deutsche Bank, as buyer.

Morgan Stanley Credit Facility

On May 15, 2009, AHR Capital MS Limited (“AHR MS”), a wholly owned subsidiary of the Company, entered into the Fourth Amended and Restated Multicurrency Revolving Facility Agreement (the “MS Amended Facility”), through an Amendment and Restatement Deed. The Amendment and Restatement Deed amended and restated the original agreement dated as of February 17, 2006, as amended and restated on July 20, 2007, February 15, 2008 and January 9, 2009. The Amendment and Restatement Deed was executed by AHR MS, as borrower, Morgan Stanley Mortgage Servicing Limited (“MSM”), as the security trustee, Morgan Stanley Bank (“MS Bank”), as the initial lender, and Morgan Stanley Principal Funding, Inc. (“MSPFI,” together with MSM, collectively, “Morgan Stanley Parties”), as the first new lender and agent.

On May 15, 2009, the Company entered into the Second Amended and Restated Parent Guaranty and Indemnity (the “MS Amended Guaranty”). The MS Amended Guaranty amended and restated the original guaranty dated as of February 17, 2006, as amended and restated on February 15, 2008, and amended on April 14, 2008 and December 31, 2008. The MS Amended Guaranty was executed by the Company, as guarantor, in favor of MSM, as security trustee under the MS Amended Facility, and MSPFI, as agent and lender under the MS Amended Facility.

Description of Credit Facility Amendments

The BOA Omnibus Amendment, the BofA Repo Amendment, the DB Amendment and the MS Amended Facility are each referred to herein as a “Credit Facility Amendment” and collectively referred to as the “Credit Facility Amendments.” The Bank of America Parties, Deutsche Bank and the Morgan Stanley Parties are collectively referred to herein as the “Secured Creditors” and each, a “Secured Creditor.”

Each Credit Facility Amendment, among other things, extends the maturities of the respective facility to September 30, 2010. The maturity date for each facility may be further extended to March 30, 2011 at the discretion of the respective Secured Creditor. However, if certain conditions are met, the decision by a Secured Creditor to not extend may result in such Secured Creditor losing the benefit of certain new collateral (described below) that was posted under the restructuring.

Each Credit Facility Amendment eliminates all mark-to-market requirements with respect to the underlying asset collateral value. Each Credit Facility Amendment eliminates any outstanding margin calls and the right to make future margin calls.

The new interest rate on the facilities is the greater of 30-day LIBOR plus 3.50% or 5.50%. If the facilities are further extended, as described above, then the interest rate during the extension period will be 30-day LIBOR plus 4.00%. Each Credit Facility Amendment also requires payment of a deferred restructuring fee in the amount of 8% of the outstanding balance of the Credit Facilities as of May 15, 2009, which is due and payable to each Secured Creditor on the earliest of: (a) the date all loans and purchased assets are prepaid, paid or repaid in full, (b) the maturity date of the facility, and (c) any date the balance of the loans is declared or becomes automatically accelerated. The deferred restructuring fee is broken into two components: a 1% fee, which is characterized as a guaranteed fee, and a 7% fee, which is characterized as a secondary fee and which will be paid only to the extent afforded by the respective Secured Creditor’s collateral, in the absence of an event of default. The Company is not required to accrue for this contingent liability as it is currently not probable of occurring.

Each Credit Facility Amendment also imposes restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates. In addition, each Credit Facility Amendment amends certain definitions, including “Event of Default,” in order to make such terms substantially uniform across all facilities.

The Credit Facility Amendments replace existing scheduled amortization payments with cash management requirements. All cash received from the primary collateral will be used first to pay interest and then to reduce each lender’s principal balance. The Company has agreed to reduce the principal balance for each Secured Creditor through the application of certain proceeds under this process by an agreed upon amount, measured on a cumulative basis, at the end of each quarter starting with the period ending September 30, 2009. If the Company does not satisfy such required reduction, the Company has 90 days to cure such shortfall or an event of default would occur.

The Secured Creditors will continue to hold the same primary collateral, consisting of U.S. and non-U.S. denominated commercial real estate assets. In addition, the Credit Facility Amendments contemplate that the Secured Creditors receive a security interest in all unencumbered assets of the Company, as well as a subordinated second lien on each other’s primary collateral. The cash flows generated by the bulk of the formerly unencumbered assets will be deposited monthly into a cash management account that will be available for use by the Company for its operations pursuant to a prescribed budget, subject to (i) the absence of any defaults under the facilities and (ii) the cure of any outstanding deficiency in the required reductions of the principal balance of any Secured Creditor, as described above. In the event of an uncured event of default, the cash management account proceeds must be used to pay down the relevant lender’s debt until the deficiency has been cured.

Description of Restructured Secured Credit Facility Guarantees

The BofA Amended Parent Guaranty, the BofA Amended Guaranty, the DB Guaranty Amendment, and the MS Amended Guaranty are each referred to herein as a “Credit Facility Guaranty” and collectively referred to as the “Credit Facility Guarantees.”

The existing financial covenants in each Credit Facility Guaranty were modified and apply to each Credit Facility Guaranty as follows:

•

Tangible net worth cannot fall below $400 million plus 75% of any equity offering proceeds at any quarter end, and cannot fall by more than 20% in any one quarter or more than 40% in any four-quarter period. In measuring the change in tangible net worth, a decline in the carrying value of the Carbon Funds is excluded;

•	The debt service coverage ratio must be at least 1.40; and

•	Total recourse debt to tangible net worth ratio may not exceed 2.5.

The Company also agreed, among other things, to certain other terms in each Credit Facility Guaranty which establish (i) restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates, (ii) limits on acquiring new assets and (iii) required quarterly operating earnings of no less than:

•	$15,163 for the fiscal quarter ending on June 30, 2009;

•	$14,931 for the fiscal quarter ending on September 30, 2009; and

•	$15,288 for the fiscal quarters ending on December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010.

Operating earnings is defined in the Credit Facility Guarantees as total interest income less interest expense, general and administrative expenses and management fees, exclusive of net income or losses of the Carbon Funds. As of June 30, 2009, the Company was in compliance with the aforementioned financial covenants.

The Company has also agreed, among other things, to obtain the unanimous written consent of its independent directors prior to voluntarily filing for bankruptcy or taking similar actions.

In addition, the waiver of covenant breach under the Company’s secured credit facility with BlackRock Holdco 2, Inc. has been extended through October 22, 2009.

Senior Unsecured Convertible Notes

On May 27, 2009, the Company issued 850,000 shares of its common stock, par value $0.001 per share, in exchange for $4,000 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes. For the six months ended June 30, 2009, the Company recorded a gain on the extinguishment of debt of $2,635 in realized gain (loss) on liabilities on the consolidated statement of operations which was offset by a loss of $2,165 related to the restructuring of the Company’s unsecured debt as described below.

On July 1, 2009, the Company issued 900,000 shares of its common stock, par value $0.001 per share, in exchange for $3,000 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes.

On July 29, 2009, the Company issued 1,317,000 shares of its common stock, par value $0.001 per share, in exchange for $3,951 aggregate principal amount of its 11.75% Convertible Senior Notes due 2027 in a privately negotiated exchange with a holder of such notes.

The shares of the Company’s common stock were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Junior Unsecured Subordinated Notes and TruPS

On May 29, 2009, the Company entered into an Exchange Agreement (the “Agreement”) with certain of the holders and/or beneficial owners (the “Holders”) of its TruPS, pursuant to which the Company agreed to issue unsecured junior unsecured subordinated notes of the Company in exchange for $135 million aggregate liquidation amount of TruPS and €50 million aggregate principal amount of the Company’s floating rate junior unsecured subordinated notes held and/or beneficially owned by such Holders.

Pursuant to the Agreement, on May 29, 2009, the Company issued (i) $62.5 million aggregate principal amount of new notes in exchange for $50 million aggregate liquidation amount of TruPS of Anthracite Capital Trust I, (ii) $62.5 million aggregate principal amount of new notes of the Company in exchange for $50 million aggregate liquidation amount of TruPS of Anthracite Capital Trust II, (iii) $43.75 million aggregate principal amount of new notes in exchange for $35 million aggregate liquidation amount of TruPS of Anthracite Capital Trust III, (iv) €37.5 million aggregate principal amount of new notes in exchange for €30 million aggregate principal amount of floating rate junior unsecured subordinated notes due 2022 of the Company and (v) €25 million aggregate principal amount of new notes in exchange for €20 million aggregate principal amount of floating rate junior unsecured subordinated notes due 2022 of the Company. The Agreement contains customary representations, warranties and covenants.

The new notes were issued under the (i) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, (ii) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, (iii) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wilmington Trust Company, as trustee, (iv) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, and (v) the Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee (collectively, the “Indentures”).

Pursuant to the respective Indentures, the new notes bear a fixed interest rate of 0.75% per year until the earlier of (i) May 29, 2013 and (ii) the date on which all of the existing senior secured loans under the Company’s senior secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “May 29 Modification Period”). After the Modification Period, the new notes bear interest at the same rates as the securities for which they were exchanged. During the May 29 Modification Period, the Company will be subject to limitations on its ability (i) to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests and (ii) to create, incur, issue or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt existing on May 29, 2009. In addition, during the May 29 Modification Period, the cure period for a default in the payment of interest when due is three days. The new notes are contractually senior to the Company’s remaining TruPS. The new notes otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged. The coupons that were due on April 30, 2009 on certain of the securities being exchanged were satisfied by payments at the new lower rate of 0.75% per year on the increased principal amounts.

Pursuant to the Agreement, the Company paid a transaction fee of approximately $2,165 to cover third-party fees and costs incurred in connection with the exchanges which is included in realized gain (loss) on liabilities on the consolidated statement of operations.

On July 22, 2009, the Company issued $31,250 aggregate principal amount of junior unsecured subordinated notes due October 30, 2035 (the “Notes”) pursuant to a junior subordinated indenture, dated as of July 22, 2009, between the Company and the Bank of New York Mellon, as trustee (the “July 22 Indenture”) in exchange for $25,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I (the “Exchanged Securities”).

Pursuant to the July 22 Indenture, the Notes bear a fixed interest rate of 0.75% per year until the earlier of (i) July 22, 2013 and (ii) the date on which all of the existing senior secured loans under the Company’s senior secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “July 22 Modification Period”). After the July 22 Modification Period, the Notes bear interest at the same rate as the Exchanged Securities. Interest payments are payable quarterly, commencing on July 30, 2009. The first interest payment due on July 30, 2009 under the Notes is for the interest period from April 30, 2009. All obligations under the Exchanged Securities, including accrued and unpaid interest thereunder, were accordingly fully discharged and satisfied.

Under the July 22 Indenture, from July 22, 2009 until the end of the July 22 Modification Period, the Company will be subject to limitations on its ability (i) to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests and (ii) to create, incur, issue or otherwise become liable for new debt other than trade debt, similar debt incurred in the ordinary course of business or debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. In addition, during the July 22 Modification Period, the cure period for a default in the payment of interest when due is three days. The Notes are contractually senior to the Company’s remaining TruPS. The Notes otherwise generally have the same terms, including maturity date, as the Exchanged Securities.

Pursuant to the above exchange agreement, the Company paid a transaction fee of approximately $250 to cover third party fees and costs incurred in connection with the exchange.

Off-Balance Sheet Arrangements

The Company’s ownership of the controlling class CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans. “FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46(R)-5”) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. FAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46(R)-5 as the trusts would be considered VIEs.

At June 30, 2009 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,818,153. The total par of the collateral underlying the 39 Controlling Class CMBS trusts was $56,308,413 at June 30, 2009. One of the Company’s 39 Controlling Class trusts does not qualify as a QSPE and has been consolidated by the Company. See Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools,” for further discussion.

The Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $268,425 and $312,477 at June 30, 2009 and December 31, 2008, respectively.

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

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at June 30, 2009 and December 31, 2008 was $5,090 and $16,176, respectively.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd (“Leaf”), a QSPE under FAS 140. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At June 30, 2009 and December 31, 2008, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $8,000 and $9,920, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities including the Company’s trading securities. Operating activities provided cash inflows of $49,344 and cash of outflows of $54,344 for the six months ended June 30, 2009 and 2008, respectively. Operating cash flow is affected by the purchase and sale of fixed income securities classified as trading securities. Proceeds received from the sale and repayment of trading securities also increased operating cash flows. Net cash from trading securities was an inflow of $37 and an outflow of $48,922 for the six months ended June 30, 2009 and 2008, respectively.

Net cash provided by investing activities consists primarily of purchases, sales, and repayments on securities, commercial loan pools, commercial mortgage loans and equity investments. The Company’s investing activities provided cash flows of $191,101 and $126,614 during the six months ended June 30, 2009 and 2008, respectively. The increase in investing cash is primarily attributable to an increase in the proceeds received from commercial loan pools of $65,501 for the six months ended June 30, 2009 versus 2008. During the six months ended June 30, 2009 and June 30, 2008, net cash provided by the sale of securities was $56,828 and $74,272 respectively. Additionally, during the six months ended June 30, 2009, cash of $22,586 was pledged by the counterparty to collateralize foreign currency swaps held in Euro CDO and the related liability is included in the other assets section of the consolidated statements of financial condition.

Net cash from financing activities was an outflow of $246,583 and $127,935 for the six months ended June 30, 2009 and 2008, respectively, primarily due to the repayment of borrowings secured by mortgage loan pools, net of dividends paid on common stock. During the six months ended June 30, 2009 and June 30, 2008, net cash used in the repayment of borrowings secured by mortgage loan pools was $70,589 and $6,458, respectively.

Also, as a result of the net amortization payments of $78,145 under the Company’s secured credit facilities and reduced cash flow from investments, the Company’s unrestricted cash and cash equivalents decreased to $2,429 at June 30, 2009 from $9,686 at December 31, 2008. As a result of a continued rise in delinquencies in commercial real estate loans and CMBS during the second quarter of 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the beginning of the third quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. The Company’s current projections show that the Company will not be able to meet the aforementioned principal paydown requirements for certain secured lenders on September 30, 2009. If the Company does not satisfy these paydown requirements, the Company has 90 days to cure such shortfall or an event of default would occur. However, the Company may not have the liquidity to cure such shortfall, if it were to occur, while meeting the Company’s other obligations after September 30, 2009, and the Company then would not be able to continue as a going concern. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and improving liquidity.

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

The following is a summary of management and incentive fees incurred for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Management fee	$1,953	$2,961	$4,084	$6,236
Incentive fee	—	1,334	—	11,879
Incentive fee – stock based	62	645	305	1,044

Total management and incentive fees	$2,015	$4,940	$4,389	$19,159

At June 30, 2009 and 2008, respectively, management and incentive fees of $13,103, and $14,182 (payable in Common Stock), remained payable to the Manager and are included on the consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $50 and $100 for certain expenses incurred on behalf of the Company during the three and six months ended June 30, 2009 and $125 and $250 for the three and six months ended June 30, 2008, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and six months ended June 30, 2009, the Company recorded administration and investment accounting service fees of $245 and $490, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2008, the Company recorded administration and accounting service fees of $255, and $510, respectively, which are included in general and administrative expense on the consolidated statements of operations.

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

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon I at June 30, 2009 was $1,713. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At June 30, 2009, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon II at June 30, 2009 was $20,674. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At June 30, 2009, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of June 30, 2009, the carrying value of the Company’s investment in AHR JV was $320. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 14 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties.” The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At June 30, 2009, the Installment Payment would be $1,000 payable over one year. The Company is not required to accrue for this contingent liability because it is not deemed probable.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of the BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of the BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On June 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.3% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.9% of BlackRock’s voting common stock and 30.8% of BlackRock’s capital stock on a fully diluted basis.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets increases, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets decreases, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At June 30, 2009, all of the Company’s short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. Due to the restructuring of the Company’s secured borrowings during the second quarter of 2009, the Company does not have any debt at June 30, 2009 that is subject to mark-to-market margin calls.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income by currency are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at June 30, 2009. Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, + 50 Basis Points	Projected Change in Earnings per Share
USD	$(0.006)
GBP	$0.008
EUR	$0.012
CAD	$(0.001)
CHF	$0.001
JPY	$0.002

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP interest income by approximately $0.15 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease.

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

Currency Risk: The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments. The Company no longer uses various currency instruments to hedge the capital portion of its foreign currency risk. In January 2009, the Company substantially reduced the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments. The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2009.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

At June 30, 2009, there were no pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 1A.	Risk Factors

The Company may not be able to meet its liquidity needs and continue to fund its business given the restrictions and payment requirements under its existing financing instruments.

In May 2009, the Company entered into amendments (the “Amendments”) to its secured credit facilities (the “Secured Credit Facilities”) with Bank of America, Deutsche Bank and Morgan Stanley (collectively, the “Secured Creditors” and each, a “Secured Creditor”). The Company also entered into exchange agreements (the “Exchange Agreements”) with holders and/or beneficial owners of certain of its junior unsecured subordinated notes and TruPS in May and July 2009.

Pursuant to the Amendments, the Secured Creditors received a security interest in all of the Company’s unencumbered assets. The cash flows generated by the bulk of the formerly unencumbered assets are deposited monthly into a cash management account that are available for use by the Company for its operations pursuant to a prescribed budget, subject to (i) the absence of any defaults under the Secured Credit Facilities and (ii) the cure of any outstanding deficiency in the required reductions of the principal balance of any of the Secured Credit Facilities. In the event of an uncured event of default, the cash management account proceeds must be used to pay down the relevant lender’s debt until the deficiency has been cured.

Moreover, the Company has agreed under the Amendments to use all cash received from the primary collateral under the Secured Credit Facilities, consisting of U.S. and non-U.S. dollar denominated commercial real estate assets, to reduce the principal balance for each Secured Creditor by an agreed upon amount, measured on a cumulative basis, at the end of each quarter starting with the quarter ending September 30, 2009 (collectively, the “Paydown Requirements”). If the Company does not satisfy such Paydown Requirements, the Company has 90 days to cure such shortfall or an event of default would occur.

Given the depth of disruptions in the credit markets during the global economic downturn, and the lasting significant impact on the Company’s business, particularly the continued rise in delinquencies in commercial real estate loans and commercial mortgage-backed securities during the second quarter of 2009, the Company’s cash flow has been materially and adversely affected and may not be sufficient to meet the Paydown Requirements, which would result in an event of default. An event of default under any of the Secured Credit Facilities, absent a waiver, would trigger cross-default and cross-acceleration provisions in all of the other Secured Credit Facilities and the Company’s credit facility with BlackRock Holdco 2, Inc. and, if such debt were accelerated, would trigger a cross-acceleration provision in one of the Company’s indentures. In such an event, the Company would be required to repay all outstanding indebtedness under its secured credit facilities and the one indenture immediately. The Company would not have sufficient liquid assets available to repay such indebtedness and, unless the Company were able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

The current maturity date for each of the Secured Credit Facilities is September 30, 2010. The Company may request that each Secured Credit Facility be extended until March 30, 2011; however, any grant of an extension is at the sole and absolute discretion of the relevant Secured Creditor and, under the Company’s credit facilities with Bank of America and Deutsche Bank, is further subject to the Company’s satisfaction of various conditions, including (i) providing a month-to-month budget to the satisfaction of the relevant Secured Creditor for the period from the current maturity date through the requested extension date, (ii) satisfaction of the Paydown Requirements and (iii) the absence of any event of default under the relevant Secured Credit Facility as amended (collectively, the “Extension Criteria”). Under the Secured Credit Facilities, if the Extension Criteria are met, the decision by a Secured Creditor to not extend may result in such Secured Creditor losing the benefit of the additional collateral that was posted in connection with the Amendments. There can be no assurance that the Company will be able to meet the required payments when all of its Secured Credit Facilities mature on September 30, 2010, nor assurance that it will be able to extend any of the Secured Credit Facilities at or prior to maturity.

Under the new junior subordinated indentures the Company entered into in connection with the Exchange Agreements, the Company is prohibited from creating, incurring, issuing or otherwise becoming liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy its existing secured and senior unsecured debt until the earlier of (i) May 29, 2013 for certain junior unsecured subordinated notes and July 22, 2013 for certain other junior unsecured subordinated notes and (ii) the date on which all of the existing senior secured loans under the Secured Credit Facilities are fully amortized, including certain deferred restructuring fees (the “Modification Period”). Such prohibitions have also been automatically and retrospectively incorporated in the Secured Credit Facilities as amended pursuant to a covenant in such facilities with respect to financial covenants.

Due to the above-referenced restrictions under its financing instruments, and in particular during the Modification Period, the Company may not be able to obtain additional sources of financing if necessary to fund its operations, continue its business or meets its liquidity needs.

Rapid changes in the values of our real estate-related investments may make it more difficult for the Company to maintain its qualification as a REIT.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, the Company may need to increase its real estate investments and income and/or liquidate its non-qualifying assets in order to maintain REIT qualification. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that the Company may own. The Company may have to make investment decisions that the Company otherwise would not make absent the REIT considerations.

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

At the annual meeting of the Company’s stockholders on May 13, 2009, the Company’s stockholders (1) approved the election of Scott M. Amero and Christopher A. Milner to the Board of Directors of the Company for a three-year term expiring in 2012, and the election of Carl F. Geuther to the Board of Directors of the Company for the two-year balance of a three-year term expiring in 2011, and (2) ratified the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009.

The result of the vote is as follows:

Election of Scott M. Amero

For:	66,455,642
Against/Withheld:	5,085,015
Abstentions:	0
Broker Non-Votes:	0
Election of Christopher A. Milner

For:	66,556,679
Against/Withheld:	4,983,978
Abstentions:	0
Broker Non-Votes:	0
Election of Carl F. Geuther

For:	66,542,593
Against/Withheld:	4,998,064
Abstentions:	0
Broker Non-Votes:	0
Ratification of Deloitte & Touche LLP

For:	69,554,632
Against/Withheld:	1,280,166
Abstentions:	705,859
Broker Non-Votes:	0

The terms of the following other directors of the Company continued after the meeting: Walter E. Gregg, John B. Levy, Deborah J. Lucas and Andrew P. Rifkin. Deborah J. Lucas tendered her resignation on June 9, 2009, effective October 8, 2009.

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

ANTHRACITE CAPITAL, INC.

Dated: August 10, 2009	By:	/s/ Christopher A. Milner
	Name:	Christopher A. Milner
	Title:	Chief Executive Officer

Dated: August 10, 2009	By:	/s/ James J. Lillis
	Name:	James J. Lillis
	Title:	Chief Financial Officer