Form 10-Q/A
period 2009-06-30
ANTHRACITE CAPITAL INC
filed 2009-08-17
CIK 1050112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of Anthracite Capital, Inc. (the “Company”) originally filed on August 10, 2009 (“Original Filing”). Subsequent to the Original Filing, the Company discovered a typographical error in the consolidated statement of financial condition as of June 30, 2009. The consolidated statement of financial condition as of June 30, 2009 on page 4 reported the Total Liabilities, Mezzanine and Stockholders’ Equity incorrectly and has been corrected in this amendment. Disclosure of such correction was also added to Note 1 to the Consolidated Financial Statements. No other changes to the Original Filing have been made. In addition, pursuant to Securities and Exchange Commission rules, the Company is including currently dated certifications as Exhibits 31 and 32.

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

Part I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2009		December 31, 2008
ASSETS
Cash and cash equivalents		$2,429		$9,686
Restricted cash equivalents		32,266		23,982
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$188,385		$257,982
Investment grade CMBS	625,999		677,533
Residential mortgage-backed securities (“RMBS”)	15		787

Total securities held-for-trading		814,399		936,302
Commercial mortgage loans (net of loan loss reserve of $270,981 and $164,282 in 2009 and 2008)		663,640		754,707
Commercial mortgage loan pools, at amortized cost		946,070		1,022,105
Equity investments		31,854		78,868
Derivative instruments, at estimated fair value		206,125		929,632
Other assets (includes $271 and $384 at estimated fair value in 2009 and 2008)		51,874		73,766

Total Assets		$2,748,657		$3,829,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$186,441		$193,126
Secured by pledge of investment grade CMBS	13,615		84,997
Secured by pledge of commercial mortgage loans	165,021		167,625
Secured by pledge of equity investments	33,450		30,000
Collateralized debt obligations (“CDOs”) (at estimated fair value)	434,718		564,661
Senior unsecured notes (at estimated fair value)	15,015		18,411
Senior unsecured convertible notes	69,192		72,000
Junior unsecured subordinated notes (at estimated fair value)	11,975		5,726
Junior subordinated notes to subsidiary trusts issuing preferred securities (at estimated fair value) (“TruPS”)	2,748		12,643
Secured by pledge of commercial mortgage loan pools	929,028		1,004,388

Total borrowings		1,861,203		2,153,577
Distributions payable		—		3,019
Derivative instruments, at estimated fair value		279,438		1,018,927
Other liabilities		56,866		34,920

Total Liabilities		2,197,507		3,210,443

Commitments and Contingencies

12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 79,658,431 and 78,371,715 shares issued and outstanding in 2009 and 2008		80		78
Additional paid-in capital		798,572		797,372
Distributions in excess of earnings		(413,121)		(331,613)
Accumulated other comprehensive loss (“OCI”)		(19,549)		(32,400)

Total Stockholders’ Equity		504,676		572,131

Total Liabilities, Mezzanine and Stockholders’ Equity		$2,748,657		$3,829,048

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 10, 2009, the Company determined that there was a typographical error on the consolidated statement of financial condition as of June 30, 2009. Total Liabilities, Mezzanine and Stockholders’ Equity as of June 30, 2009 was originally reported as $2,478,657 and has been corrected to $2,748,657.

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

ANTHRACITE CAPITAL, INC.

Dated: August 17, 2009	By:	/s/ Christopher A. Milner
	Name:	Christopher A. Milner
	Title:	Chief Executive Officer

Dated: August 17, 2009	By:	/s/ James J. Lillis
	Name:	James J. Lillis
	Title:	Chief Financial Officer