Form 10-Q
period 2009-09-30
ANTHRACITE CAPITAL INC
filed 2009-11-09
CIK 1050112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 30, 2009, 93,951,522 shares of common stock ($0.001 par value per share) were outstanding.

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

Factors that could cause actual results to differ materially from forward-looking statements or historical performance include, without limitation:

(1)	as a result of the Company’s liquidity position, current market conditions and the uncertainty relating to its ability to meet covenants in restructured agreements, substantial doubt about the Company’s ability to continue as a going concern;

(2)	the Company’s ability to meet its liquidity requirements to continue to fund its operations, including its ability to renew its existing secured credit facilities or obtain additional sources of financing, to meet amortization payments under the facilities and to service debt (including interest payment obligations not paid when originally due);

(3)	the Company’s ability to obtain amendments and waivers in the event that a lender terminates a facility before the maturity date or events of default occur under the Company’s debt obligations due to a covenant breach or otherwise;

(4)	the Company’s ability to maintain listing on the New York Stock Exchange (“NYSE”);

(5)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(6)	changes in political, economic or industry conditions, the interest rate environment, financial and capital markets or otherwise, which could result in changes in the value of the Company’s assets and liabilities, including net realized and unrealized gains or losses, and could adversely affect the Company’s operating results;

(7)	the relative and absolute investment performance and operations of BlackRock Financial Management, Inc. (the “Manager”), the Company’s Manager;

(8)	the impact of increased competition;

(9)	the impact of future acquisitions or divestitures;

(10)	the unfavorable resolution of legal proceedings;

(11)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Manager;

(12)	terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and the Company;

(13)	the ability of the Manager to attract and retain highly talented professionals;

(14)	fluctuations in foreign currency exchange rates;

(15)	the impact of changes to tax legislation and, generally, the tax position of the Company.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s subsequent reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Part I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	September 30, 2009		December 31, 2008
ASSETS
Cash and cash equivalents		$297		$9,686
Restricted cash equivalents		38,939		23,982
Securities held-for-trading, at estimated fair value:
Subordinated commercial mortgage-backed securities (“CMBS”)	$208,628		$257,982
Investment grade CMBS	647,161		677,533
Residential mortgage-backed securities (“RMBS”)	11		787

Total securities held-for-trading		855,800		936,302
Commercial mortgage loans (net of loan loss reserve of $244,471 and $164,282 in 2009 and 2008)		668,556		754,707
Commercial mortgage loan pools, at amortized cost		939,646		1,022,105
Equity investments		29,209		78,868
Derivative instruments, at estimated fair value		26,463		929,632
Other assets (includes $31 and $384 at estimated fair value in 2009 and 2008)		42,215		73,766

Total Assets		$2,601,125		$3,829,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings:
Secured by pledge of subordinated CMBS	$172,873		$193,126
Secured by pledge of investment grade CMBS	22,038		84,997
Secured by pledge of commercial mortgage loans	152,090		167,625
Secured by pledge of equity investments	33,450		30,000
Collateralized debt obligations (“CDOs”) (at estimated fair value)	544,015		564,661
Senior unsecured notes (at estimated fair value)	14,040		18,411
Senior unsecured convertible notes	35,766		72,000
Junior unsecured subordinated notes (at estimated fair value)	14,073		5,726
Junior subordinated notes to subsidiary trusts issuing preferred securities (“TruPS”) (at estimated fair value)	1,030		12,643
Secured by pledge of commercial mortgage loan pools	923,036		1,004,388

Total borrowings		1,912,411		2,153,577
Distributions payable		—		3,019
Derivative instruments, at estimated fair value		92,199		1,018,927
Other liabilities		59,680		34,920

Total Liabilities		2,064,290		3,210,443
Commitments and Contingencies

12% Series E-1 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237
12% Series E-2 Cumulative Convertible Redeemable Preferred Stock, liquidation preference $23,375		23,237		23,237

Stockholders’ Equity:
Preferred stock, 100,000,000 shares authorized;
9.375% Series C Preferred Stock, liquidation preference $57,500		55,435		55,435
8.25% Series D Preferred Stock, liquidation preference $86,250		83,259		83,259
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 93,951,522 and 78,371,715 shares issued and outstanding in 2009 and 2008		94		78
Additional paid-in capital		810,236		797,372
Distributions in excess of earnings		(451,915)		(331,613)
Accumulated other comprehensive loss (“OCI”)		(6,748)		(32,400)

Total Stockholders’ Equity		490,361		572,131

Total Liabilities, Mezzanine and Stockholders’ Equity		$2,601,125		$3,829,048

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Income:
Interest from securities	$35,732	$53,387	$129,936	$156,261
Interest from commercial mortgage loans	12,571	22,674	41,837	69,506
Interest from commercial mortgage loan pools	9,901	12,779	30,249	38,445
Earnings (loss) from equity investments	(2,604)	3,067	(21,294)	2,510
Interest from cash and cash equivalents	27	558	454	2,540

Total income	55,627	92,465	181,182	269,262

Expenses:
Interest	36,338	57,143	112,434	165,624
Management and incentive fees	2,001	3,432	6,391	22,591
General and administrative expense	2,318	2,025	11,284	5,706

Total expenses	40,657	62,600	130,109	193,921

Other gains (losses):
Realized loss on securities and swaps held-for-trading and commercial mortgage loans, net	(7,966)	(5,005)	(39,336)	(14,840)
Unrealized gain (loss) on securities held-for-trading	34,794	(247,348)	(16,265)	(572,675)
Unrealized gain (loss) on swaps classified as held-for-trading, net	(3,116)	(5,859)	24,088	(811)
Unrealized gain (loss) on liabilities	(118,532)	249,307	(71,870)	656,538
Realized gain on liabilities, net	27,939	—	28,409	—
Dedesignation of derivative instruments	—	(7,084)	(7,840)	(7,084)
Provision for loan losses	5,532	(18,752)	(98,999)	(43,942)
Realized and unrealized foreign currency gain (loss)	7,585	7,273	11,946	(2,913)

Total other gains (losses)	(53,764)	(27,468)	(169,867)	14,273

Net income (loss)	(38,794)	2,397	(118,794)	89,614

Dividends on preferred stock	(4,656)	(4,529)	(13,714)	(12,738)

Net income (loss) available to common stockholders	$(43,450)	$(2,132)	$(132,508)	$76,876

Net income (loss) per common share, basic:	$(0.51)	$(0.03)	$(1.64)	$1.11

Net income (loss) per common share, diluted:	$(0.51)	$(0.03)	$(1.64)	$1.07

Weighted average number of shares outstanding:
Basic	84,840,171	74,365,259	80,777,805	69,099,689
Diluted	84,840,171	74,365,259	80,777,805	81,724,651

Dividend declared per share of common stock	$—	$0.31	$—	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2009

(in thousands)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock, Par Value	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	$55,435	$83,259	$78	$787,678	$(276,558)	$(32,400)		$617,492
Cumulative effect of change in accounting principle				9,694	(55,055)			(45,361)

Balance at January 1, 2009	$55,435	$83,259	$78	$797,372	$(331,613)	$(32,400)		$572,131
Net loss					(118,794)		$(118,794)	(118,794)
Unrealized loss on cash flow hedges						(931)	(931)	(931)
Reclassification adjustments from cash flow hedges included in net income						5,588	5,588	5,588
Foreign currency translation						13,155	13,155	13,155
Dedesignation of derivative instruments						7,840	7,840	7,840

Other comprehensive income							25,652

Accumulated comprehensive loss							$(93,142)

Issuance of common stock			16	12,864				12,880
Dividends on preferred stock					(1,508)			(1,508)

Balance at September 30, 2009	$55,435	$83,259	$94	$810,236	$(451,915)	$(6,748)		$490,361

The accompanying notes are an integral part of these consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(118,794)	$89,614
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Principal payments received on securities held-for-trading	37	118
Purchase of securities held-for-trading	—	(53,515)
Sale of securities held-for-trading	730	—
Unrealized loss on securities held-for-trading	16,265	572,675
Net realized loss on sale of commercial mortgage loans	9,079	—
Unrealized loss (gain) on swaps classified as held-for-trading	(24,088)	811
Realized loss on securities and swaps held-for-trading, net	3,072	3,236
Unrealized loss (gain) on liabilities	71,870	(656,538)
Realized gain on liabilities	(30,835)	—
Earnings from subsidiary trust	(269)	(317)
Distributions from subsidiary trust	269	316
Loss (earnings) from equity investments	21,294	(2,510)
Distributions of earnings from equity investments	1,009	3,599
Provision for loan loss	98,999	43,942
Discount accretion, net	(23,621)	(12,927)
Amortization of finance costs	2,176	2,505
Unrealized and realized net foreign currency (gain) loss	(3,974)	28,528
Non-cash management, incentive, and director fees	6,794	11,934
Disbursements from termination of interest rate swap agreements	(5,447)	(17,101)
Amortization of terminated interest rate swaps from OCI	5,588	4,577
Dedesignation of cash flow hedges	7,840	7,084
Decrease (increase) in other assets	28,005	(8,910)
Decrease in other liabilities	(8,666)	(6,287)

Net cash provided by operating activities	57,333	10,834

Cash flows from investing activities:
Proceeds from sale of securities	65,869	74,272
Principal payments received on securities	32,494	56,968
Funding of commercial mortgage loans	—	(2,286)
Repayments received from commercial mortgage loans	31,214	19,341
Proceeds from the sale of commercial loans	4,299	—
Repayments received from commercial mortgage loan pools	74,202	7,639
(Increase) decrease in restricted cash equivalents	(9,594)	16,086
Increase in cash collateral	22,915	—
Investment in equity investments	—	(35,538)
Return of capital from equity investments	381	—

Net cash provided by investing activities	221,780	136,482

Cash flows from financing activities:
(Decrease) increase in borrowings under reverse repurchase agreements and credit facilities:
Secured by pledge of subordinated CMBS	(22,520)	(102,998)
Secured by pledge of investment grade CMBS	(63,741)	(85,617)
Secured by pledge of commercial mortgage loans	(21,927)	(39,556)
Secured by pledge of equity investment	3,450	30,000
Repayments of borrowings secured by commercial mortgage loan pools	(74,202)	(9,157)
Repayments of collateralized debt obligations	(102,369)	(44,885)
Repurchase of collateralized debt obligations	(3,295)	—
Dividends paid on preferred stock	(4,529)	(11,805)
Proceeds from issuance of preferred stock, net of offering costs	—	69,839
Proceeds from issuance of common stock, net of offering costs	—	59,327
Dividends paid on common stock	—	(61,141)

Net cash used in financing activities	(289,133)	(195,993)

Effect of exchange rate changes on cash and cash equivalents	631	2,940

Net decrease in cash and cash equivalents	(9,389)	(45,737)
Cash and cash equivalents, beginning of period	9,686	91,547

Cash and cash equivalents, end of period	$297	$45,810

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$109,090	$167,624

Series E-3 preferred stock conversion	$—	$23,289

Supplemental disclosure of non-cash investing and financing activities:
Transfer of non-U.S. mortgage loan from Anthracite International JV	$26,201	—

Incentive and director fees paid by the issuance of common stock	$403	$9,257

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

The accompanying September 30, 2009 unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain prior year amounts have been restated or reclassified to conform to 2009 presentation required by the retrospective adoption of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). These consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of the Company’s assets and long-term liabilities, credit analysis related to certain of the Company’s securities, and estimates pertaining to credit performance related to CMBS and commercial real estate loans.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There is substantial doubt that the Company will be able to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and early 2009, global economic conditions deteriorated, resulting in disruptions in the credit and capital markets, significant reductions in the market value of assets and a severe economic downturn globally. Although the capital markets have shown recent signs of stabilizing after prolonged economic downturn and credit crisis, the Company’s assets linked to the U.S. and non-U.S. commercial real estate finance markets continue to be adversely affected as the market value of commercial real estate assets has not recovered and delinquencies have risen significantly for CMBS and commercial real estate loans. Liquidity and capital sources previously available to the Company began to decline during the second half of 2007, became scarce as 2008 progressed and are currently not available to the Company. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, based on the Company’s current liquidity situation, the Company is focused on negotiations with its secured lenders and unsecured noteholders to cure missed interest and amortization payments and continues to seek ways to refinance or restructure its indebtedness.

Current conditions in the commercial real estate market have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate loans and CMBS in which the Company has invested. These effects include:

•

Adverse impact on liquidity. As a result of a continued rise in delinquencies for commercial real estate loans and CMBS during 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the fourth quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. As a result of the decline in the cash flows from the Company’s assets, the Company was unable to make the full September 30, 2009 amortization payments required under its secured bank facilities for two of its three secured bank lenders. Pursuant to amendments to its secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company was only able to make the full required amortization payment under its facility with Morgan Stanley. In addition, separate and apart from the aforementioned amortization payment obligations, the Company was unable to make the entire amount of a monthly $1,250 amortization payment under its facility with Morgan Stanley due October 31, 2009. The Company has 90 days after the end of any applicable quarter to cure such aggregate amortization payment shortfall or an event of default will occur. During the cure period, all the cash flows from the Company’s assets are being diverted to a cash management account for the benefit of the Company’s secured bank lenders subject to limited exceptions approved by the secured bank lenders. In the event the secured bank lenders do not allow

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

the Company access to the diverted cash flows, the Company will not be able to make payments due on its unsecured debt and will be unable to pay general and administrative expenses. As a result, the Company may default on its obligations under its unsecured debt and be unable to continue as a going concern. In addition, the Company’s current projections show that even if the Company cures the aggregate amortization payment shortfall by December 29, 2009 (i.e. within the 90-day period), the Company will not be able to make the required amortization payments for the quarter ended December 31, 2009 and will need to cure such shortfall by March 31, 2010 to avoid an event of default. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and increasing its cash flows. These efforts include the debt-for-equity exchanges and unsecured debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. No assurance can be given that the Company will be able to continue to effect exchanges and debt restructurings or that this endeavor will be successful.

•

Negative operating results during the nine months ended September 30, 2009 and the year ended December 31, 2008. For the nine months ended September 30, 2009, the Company incurred a net loss available to common stockholders of $(132,508) driven primarily by significant net realized and unrealized losses, the incurrence of a $(98,999) provision for loan losses and a significant decline in interest income due to rising delinquencies on the Company’s CMBS and commercial real estate loans. For the year ended December 31, 2008, the Company incurred a net loss available to common stockholders of $(258,050), driven primarily by significant net realized and unrealized losses, the incurrence of a $(165,928) provision for loan losses and a loss from equity investments of ($53,630).

•

Substantial doubt about the ability to continue as a going concern. Substantial doubt continues to exist about the Company’s current ability to continue as a going concern. The Company’s independent registered public accounting firm issued an opinion on the Company’s December 31, 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its secured bank lenders raised substantial doubt about the Company’s ability to continue as a going concern.

•

Other matters. Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s operating earnings (as defined in the applicable credit facility) will not be less than a specified amount at quarter end. The Company was in breach of this covenant at September 30, 2009. See Note 11 of the consolidated financial statements, “Borrowings”, for further discussion. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, BlackRock Financial Management, Inc. (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the market value of such shares was less than the loan balance. As of September 30, 2009, 60% of the fair market value of such shares declined to approximately $16,689 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived the Company’s failure to repay borrowings in accordance with this covenant until April 1, 2009 and subsequently extended this waiver until January 22, 2010. Additionally, on October 30, 2009, the Company did not make interest payments due on such date on its outstanding

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

$13,750 aggregate principal amount of 7.22% senior unsecured notes due 2016, its outstanding $15,000 aggregate principal amount of 7.772%-to-floating rate senior unsecured notes due 2017 and its outstanding $37,500 aggregate principal amount of 8.1275%-to-floating rate senior unsecured notes due 2017. Under the indentures governing each of these notes, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. Unless the secured bank lenders allow the Company to access some of the cash flow currently being diverted into the cash management account or the holders of these notes agree to a refinancing or agree to waive the defaults, the Company will not be able to make interest payments on these notes and events of default will occur on November 30, 2009. An event of default under these notes, absent a waiver, would trigger cross-default and cross-acceleration provisions in the Company’s secured bank facilities and its credit facility with Holdco 2 and, if any such debt were accelerated, would trigger a cross-acceleration provision in the Company’s convertible notes indenture. If such acceleration were to occur, the Company would not have sufficient liquid assets available to repay such accelerated indebtedness and, unless the Company was able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

•

Elimination of dividends. The Company’s Board of Directors (the “Board of Directors”) has not declared any dividend on the Common Stock and the Company’s preferred stock during 2009. The Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock, if such cash is available, to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Pursuant to each indenture the Company entered into or amended in connection with the restructuring of its junior unsecured subordinated debt and senior unsecured notes in May 2009, July 2009 and October 2009, until the earlier of (i) four years after such indenture was entered into or amended and (ii) in the case of the junior unsecured subordinated indentures, the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, or, in the case of the senior unsecured indentures, the date on which the outstanding aggregate principal amount of such senior secured loans is less than or equal to $4,000, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of $2,500 in the aggregate and are in the form of its common stock to the maximum extent permissible to maintain its REIT status (the “Permitted Distribution”), and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders. To the extent the Company is required to and permitted to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock. In addition, the terms of the Company’s preferred stock require the Company to pay preferred stock dividends in cash only.

NYSE Listing

On September 15, 2009, the Company was notified by the New York Stock Exchange, Inc. (the “NYSE”) that the average per share price of the Company’s Common Stock was below the NYSE’s continued listing standard relating to minimum average share price (the “Price Condition”). Rule 802.01C of the NYSE’s Listed Company Manual requires that the average closing price of the Common Stock be no less than $1.00 per share over a consecutive 30 trading-day period.

Under the applicable rules and regulations of the NYSE, the Company had 10 business days from the receipt of the notice to notify the NYSE of its intent to cure the Price Condition deficiency. The Company has notified the NYSE that it intends to cure the Price Condition deficiency by effecting a reverse stock split, subject to stockholder approval. The notice provides that the Company must obtain stockholder approval by no later than its next annual meeting (scheduled on May 18, 2010) and must implement the reverse stock split promptly thereafter. If the Company has not cured the Price Condition deficiency by that date, the

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Common Stock will be subject to suspension and delisting by the NYSE. The Price Condition deficiency will be deemed cured if the Common Stock price at any time exceeds $1.00 per share and remains above $1.00 for the following 30 trading days.

The exact ratio of the reverse stock split will be determined based on the facts and circumstances at a later date.

The Common Stock will continue to be listed on the NYSE under the symbol “AHR” during this interim cure period, but will be assigned a “.BC” indicator by the NYSE to signify that the Company is not currently in compliance with the NYSE’s quantitative continued listing standards. The Company’s continued listing during this interim cure period is also subject to the Company’s compliance with other NYSE requirements and the NYSE’s right to reevaluate continued listing determinations, including if the Common Stock trades at levels viewed to be abnormally low over a sustained period of time. Although the Company intends to cure the Price Condition deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that it will be able to do so.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

compliance with the overcollateralization tests. A failure to satisfy an overcollateralization test on a payment date could result in the redirection of cash flows.

During 2009, Anthracite Euro CRE CDO 2006-1 plc (“Euro CDO”) failed to satisfy its Class E overcollateralization and interest coverage tests. As a result of Euro CDO’s failure to satisfy these tests, each interest payment due to the Company, as the Euro CDO’s preferred shareholder, will remain in the CDO as reinvestable cash until the tests are satisfied. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance has been reduced.

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

Of the above-mentioned collateral quality tests, the weighted average rating test and the vector model test have several implications to the CDO. These tests are primarily impacted when credit rating agencies downgrade the underlying CDO collateral. In addition to the Manager’s ability to trade securities in the portfolio, ratings downgrades by either Moody’s or Fitch of assets in the Company’s CDOs can negatively impact compliance with the overcollateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period. After the reinvestment period, there are limited circumstances under which trades can be executed. However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of September 30, 2009. During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes.

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

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced. Below is a summary of each of the Company’s CDO compliance tests as of September 30, 2009.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	125.9%	126.0%	118.4%	80.5%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	206.5%	168.8%	305.3%	80.5%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.25
Trigger	N/A	N/A	N/A	7.25
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	25.1%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2385
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Developments

FASB Accounting Standards Codification (“Codification”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (formerly Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which established the Codification and which supersedes all existing accounting standard documents and has become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company has conformed its consolidated financial statements and related footnotes to the new Codification for the quarter ended September 30, 2009.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Convertible Debt Instruments

In May 2008, ASC 470-20 (formerly FSP APB 14-1) was issued. ASC 470-20 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity and as long as the conversion option is “indexed to the Company’s own stock” as defined in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Entity (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock).

On January 1, 2009, the Company adopted ASC 470-20, which was required to be applied retrospectively. As a result of such adoption the Company was no longer eligible to elect the fair value option under ASC 825-10, Financial Instruments (“ASC 825-10”) (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”)) for its 11.75% Convertible Senior Notes due 2027 (the “convertible notes”). The Company elected the fair value option for the convertible notes on January 1, 2008 and had been reporting the change in fair value of such instruments in unrealized gains and losses on liabilities on the consolidated statements of operations. Accordingly, upon the adoption of ASC 470-20 on January 1, 2009, the ASC 825-10 opening retained earnings adjustment related to the convertible notes of $9,814 was reversed and net income for each of the quarters in the year ended December 31, 2008 was adjusted to exclude the following unrealized gains (losses) on the convertible notes:

Unrealized gains (losses) reversed upon adoption of ASC 470-20
First quarter 2008	$2,490
Second quarter 2008	(3,464)
Third quarter 2008	12,416
Fourth quarter 2008	33,784

Total 2008	$45,226

In conjunction with the adoption of ASC 825-10, the Company also recorded all unamortized debt issuance costs (totaling $2,396) relating to the convertible notes as an adjustment to opening distributions in excess of earnings on January 1, 2008. Upon the adoption of ASC 470-20, the Company allocated those costs between debt ($2,097) and equity ($299) issuance costs. The adjustment to opening distributions in excess of earnings was reversed and $9,694 related to the equity component of the convertible notes, net of the equity issuance costs, was reclassified from senior unsecured convertible notes to additional paid-in-capital. Net income for each of the following quarters was adjusted to include additional interest expense related to the accretion of the convertible notes and the amortization of the reinstated debt issuance costs.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Additional interest expense related to the adoption of ASC 470-20
Third quarter 2007	$117
Fourth quarter 2007	350
First quarter 2008	463
Second quarter 2008	481
Third quarter 2008	491
Fourth quarter 2008	510

Total	$2,412

Below is a summary of the balances related to the convertible notes on the September 30, 2009 and December 31, 2008 consolidated statements of financial condition following the adoption of ASC 470-20.

	September 30, 2009	December 31, 2008
Principal amount of liability component (1)	$39,019	$80,000
Unamortized discount	(3,253)	(8,000)

Carrying amount of liability component	$35,766	$72,000

Carrying amount of equity component	$9,680	$9,694

(1)	See Note 11 of the consolidated financial statements, “Borrowings” for a discussion of privately negotiated exchanges of convertible notes for common stock during 2009.

Below is a summary of the balances related to the convertible notes on the September 30, 2009 and 2008 consolidated statements of operations following the adoption of ASC 470-20.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Coupon interest	$1,928	$2,383	$6,471	$7,066
Discount amortization – ASC 470-20 implementation	383	386	1,209	1,121
Amortization of issuance costs	109	105	327	314

Total	$2,420	$2,874	$8,007	$8,501

Effective interest rate	15.4%	15.4%	15.4%	15.4%

Maturity date (period through which discount is being amortized)	September 1, 2012

Conversion price per share, as adjusted	$10.79

Number of shares on which the aggregate consideration to be delivered upon conversion is determined	—	(1)

(1)

In accordance with ASC 470-20, the Company is required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). The Company’s convertible notes require the entire principal amount to be settled in cash, and at its option, any excess value above the principal amount may be settled in cash or common shares. Based on the September 30, 2009 closing share price of the Company’s common shares and the conversion price in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration to be delivered upon conversion at $10.79 per share is 3,617,393 common shares.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company’s consolidated statements of operations for the three and nine months ended September 30, 2008, as originally reported and as adjusted for the adoption of ASC 470-20 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2008 as adjusted	2008	2008 as adjusted
Expenses:
Interest	$56,652	$57,143	$164,189	$165,624
Management and incentive fees	3,432	3,432	22,591	22,591
General and administrative expense	2,025	2,025	5,706	5,706

Total expenses	62,109	62,600	192,486	193,921
Other gains (losses):
Realized loss on securities and swaps held-for-trading, net	(5,005)	(5,005)	(14,840)	(14,840)
Unrealized loss on securities held-for-trading	(247,348)	(247,348)	(572,675)	(572,675)
Unrealized loss on swaps held-for-trading	(5,859)	(5,859)	(811)	(811)
Unrealized gain on liabilities	261,723	249,307	667,980	656,538
Dedesignation of derivative instruments	(7,084)	(7,084)	(7,084)	(7,084)
Provision for loan losses	(18,752)	(18,752)	(43,942)	(43,942)
Foreign currency loss	7,273	7,273	(2,913)	(2,913)

Total other gain	(15,052)	(27,468)	25,715	14,273

Net income	15,304	2,397	102,491	89,614

Dividends on preferred stock	(4,529)	(4,529)	(12,738)	(12,738)

Net income available to Common Stockholders	$10,775	$(2,132)	$89,753	$76,876

Net income per common share, basic:	$0.14	$(0.03)	$1.30	$1.11

Net income per common share, diluted:	$0.14	$(0.03)	$1.23	$1.07

Weighted average number of shares outstanding:
Basic	74,365,259	74,365,259	69,099,689	69,099,689
Diluted	74,748,560	74,365,259	81,724,651	81,724,651

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company’s Consolidated Statements of Financial Condition as originally reported and as adjusted for the adoption of ASC 470-20, is as follows:

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

Non-controlling Interests

In December 2007, the FASB issued ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). ASC 810-10 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted ASC 810-10 on January 1, 2009. ASC 810-10 required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of ASC 810-10 are applied prospectively. The adoption of ASC 810-10 did not impact the Company’s stockholders’ equity on the consolidated statements of financial condition.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging (“ASC 815-10”) (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). This statement amends and expands the disclosure requirements of ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 is effective for reporting periods beginning after November 15, 2008. The Company adopted this standard on January 1, 2009 and the consolidated financial statements include the additional disclosure requirements of ASC 815-10. See Note 16 of the consolidated financial statements, “Derivative Instruments and Hedging Activities” for further discussion.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Reverse Repurchase Agreements

In February 2008, the FASB issued ASC 860-10, Transfers and Servicing (“ASC 860-10”) (formerly FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions). ASC 860-10 addresses the accounting for the transfer of financial assets and a subsequent repurchase financing and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years and is applicable to new transactions entered into after the adoption date. ASC 860-10 focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under ASC 860, Transfers and Servicing (“ASC 860”) (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities).

ASC 860-10 states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in ASC 860-10 are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets.

Fair Value Measurements

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820) (formerly SFAS No. 157, Fair Value Measurements). ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined below). Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted ASC 820-10 as of January 1, 2008. ASC 820-10 did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.

In October 2008, the FASB clarified the application of ASC 820-10, which the Company adopted as of January 1, 2008, in a market that is not active and provided an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the ASC 820-10 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of ASC 820-10 did not have a material impact on its financial statements or its determination of fair values as of September 30, 2009 and December 31, 2008.

Fair Value Accounting

ASC 825-10 (formerly SFAS 159) permits entities to elect to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in other gain (loss) on the consolidated statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis, is applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option will be reported separately on the consolidated statements of financial condition from those instruments measured using

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

another measurement attribute. The Company adopted ASC 825-10 as of January 1, 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

(1)	all securities which were previously accounted for as available-for-sale;

(2)	investments in equity of subsidiary trusts;

(3)	certain unsecured long-term liabilities, consisting of all senior unsecured notes, junior unsecured subordinated notes and TruPS; and

(4)	all CDO liabilities.

Upon adoption, with an adjustment to opening retained earnings, total stockholders’ equity increased by $350,623 ($343,205 subsequent to the adoption of ASC 470-20), all of which relates to applying the fair value option to the Company’s long-term liabilities. The Company recorded all unamortized debt issuance costs relating to debt for which the Company elected the fair value option on January 1, 2008 as an adjustment to opening distributions in excess of earnings. Subsequent to January 1, 2008, all changes in the estimated fair value of the Company’s securities held-for-trading, CDO liabilities, senior unsecured notes, junior unsecured subordinated notes and TruPS are recorded in other gains (losses) on the consolidated statements of operations.

The adoption of ASC 470-20 on January 1, 2009 required the Company to bifurcate the convertible notes into a debt and an equity component and revise the 2008 and 2007 consolidated financial statements to reverse the fair value option elected previously for such instruments.

Fair Value Measurements, Disclosures and Impairments of Securities

In April 2009, the FASB amended current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under ASC 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) ( formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

ASC 820-10 provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10 expands the required quantitative and qualitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. See Notes 4 and 12 to the consolidated financial statements, “Fair Value of Financial Instruments”.

The Company adopted the statements outlined above in the second quarter 2009. The adoption of these ASCs did not have a material impact on its consolidated financial statements.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Variable Interest Entities

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which are wholly owned or controlled by the Company or entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under ASC 810-10 (formerly FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003 (“ FIN 46R”)). ASC 810-10 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs the majority of the VIE’s expected losses and/or the majority of the expected returns. All intercompany balances and transactions have been eliminated in consolidation.

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

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities. The amendments will significantly change the principles of consolidation and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept. This amendment is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact of adopting on its consolidated financial statements but expects that it could result in a significant gross up to the Company’s statement of financial condition and statement of operations.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) and ASC 810-10, Consolidation (“ASC 810-10”) (formerly FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities). ASC 860 and ASC 810-10 require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. They also require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about its involvement with variable interest entities. These statements were effective for reporting periods ending after December 15, 2008. The adoption of the additional disclosure requirements of ASC 860 and ASC 810-10, which are shown in Note 10 of the consolidated financial statements, did not materially impact the Company’s consolidated financial statements.

Investment Companies

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued ASC 946-10, Financial Services – Investment Companies (“ASC 946-10”) (formerly Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies). This ASC provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. On February 14, 2008, the FASB decided to indefinitely defer the effective date of this SOP.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Subsequent Events

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”) (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855-10 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted ASC 855-10 effective June 30, 2009, and the adoption had no impact on the Company’s consolidated financial statements. The Company has reviewed subsequent events occurring through November 9, 2009, the date that these consolidated financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure other than as disclosed in Note 11 of the consolidated financial statements, “Borrowings”.

Note 3 NET INCOME (LOSS) PER SHARE

Net income per share is computed in accordance with ASC 260-10, Earnings per Share (formerly SFAS No. 128, Earnings Per Share). Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of the convertible notes and cumulative convertible redeemable preferred stock is calculated using the “if converted” method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share	$(43,450)	$(2,132)	$(132,508)	$76,876
Interest expense on the convertible notes	—	—	—	7,066
Dividends on Series E convertible preferred stock	—	—	—	3,343

Numerator for diluted earnings per share	$(43,450)	$(2,312)	$(132,508)	$87,285

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	84,840,171	74,365,259	80,777,805	69,099,689
Assumed conversion of convertible notes	—	—	—	7,416,680
Assumed conversion of Series E convertible preferred stock	—	—	—	4,952,748
Dilutive effect of stock based incentive fee	—	—	—	255,534

Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	84,840,171	74,365,259	80,777,805	81,724,651

Basic net income (loss) per weighted average common share:	$(0.51)	$(0.03)	$(1.64)	$1.11

Diluted net income (loss) per weighted average common share and common share equivalents:	$(0.51)	$(0.03)	$(1.64)	$1.07

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Total anti-dilutive shares related to the convertible notes and Series E convertible preferred stock excluded from the calculation of diluted net income (loss) per share were 11,896,867 and 14,623,326 for the three and nine months ended September 30, 2009. Total anti-dilutive interest expense related to the convertible notes and Series E convertible preferred stock excluded from the calculation of diluted net income (loss) per share was $4,099 and $6,970 for the three and nine months ended September 30, 2009.

Total anti-dilutive stock options excluded from the calculation of diluted net income (loss) per share were 10,000 for the three and nine months ended September 30, 2008. Total anti-dilutive shares related to convertible notes and Series E convertible preferred stock excluded from the calculation of diluted net income per share were 7,416,680 and 6,239,323, respectively, for the three months ended September 30, 2008.

Note 4 FAIR VALUE DISCLOSURES

The Company adopted ASC 820 as of January 1, 2008, which requires, among other things, enhanced disclosures about financial instruments that are measured and reported at fair value. Financial instruments include the Company’s securities classified as held-for-trading, long-term liabilities as well as derivatives accounted for at fair value.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

ASC 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Instruments are categorized based on the lowest level input that is significant to the valuation. The three levels defined by the ASC 820 hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Level 1 assets include highly liquid cash instruments with quoted prices such as agency securities, listed equities and money market securities, as well as listed derivative instruments. The Company does not include any financial instruments in Level 1.

Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Instruments that are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives. The Company has determined that the following instruments are Level 2: interest rate swaps, foreign currency swaps and foreign currency forward contracts.

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity. The Company’s investments in this category include investment grade CMBS, subordinated CMBS and all of the Company’s long-term liabilities (except the convertible notes as a result of the adoption of ASC 470-20). The fair values of certain assets are determined by references to index pricing. However, for certain assets, index prices for identical or similar assets are not available. In these cases and for CDO liabilities, management uses broker quotes as being indicative of fair values, but management ultimately determines the fair values recorded in the consolidated financial statements. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. The Company has classified these assets and liabilities as Level 3 as of September 30, 2009 due to the lack of current market activity. The Company believes that it may be appropriate to transfer these assets and liabilities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company’s financial assets that were classified as Level 3 due to market inactivity consist primarily of commercial real estate securities. The Company’s financial liabilities that were classified as Level 3 consist primarily of long-term liabilities used to finance the commercial real estate securities. Market activity for commercial real estate securities and long-term liabilities declined dramatically from 2007 to 2009 due to the ongoing turmoil in the credit markets. New issuance volume for commercial real estate securities was a record $230 billion in 2007. For the year ended 2008, new issuance volume for commercial real estate securities was $12.2 billion, a 95% decline from prior year activity. The secondary market activity for CMBS and long-term liabilities that were

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

used to finance such securities similarly declined significantly in 2008 and through the third quarter of 2009 with minimal trading activity for investment grade commercial real estate securities and no trading activity for non-investment grade CMBS. Based on the guidance in ASC 820-10, the Company determined there were very few transactions for similar assets and liabilities and no specific transactions for the Company’s assets and liabilities and prices among brokers who make a market in this sector have varied significantly. The Company concluded that the market was inactive based on the items above as well as the fact that transactions for these assets and liabilities did not occur with sufficient frequency and volume to provide pricing information at the measurement date and on an ongoing basis. The Company continues to monitor the activity of the market to determine if the market becomes active. If in the future transactions for these assets and liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis, the Company will re-evaluate the classification of these financial instruments as Level 3.

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

The Company utilizes this process to validate the prices received from dealers, and adjustments are made as deemed necessary by management to capture current market information. The spread information available in the market captures the illiquidity in the market for these assets and liabilities which are evidenced by the difference between the present value of the loss-adjusted cash flows for a particular security and the price received from the dealer for this security. Over the past eighteen months, the Company has continued to see declines in the prices received from dealers for these assets and liabilities and continued to see market information indicating that spreads for these assets and liabilities have continued to widen as a result of market illiquidity.

Senior and junior unsecured notes and TruPS. The estimated fair values of these liabilities are determined based on market data points obtained by the Company including the pricing of the convertible notes and the prices of the Company’s CMBS securities. The Company then applied a weighted calculation of these market data points to calculate prices for the senior and junior unsecured notes.

Regarding the pricing of the convertible notes, the fair value of the convertible notes is determined by reference to the mid-point of bid/ask prices obtained from the primary dealer in this market. The bid/ask prices represented the prices at which the dealer was willing to buy or sell the note on the measurement date of September 30, 2009. Trading in these notes is done over-the-counter and therefore requires direct communication with the dealer to execute the transaction. The dealer utilizes a model to publish their bid/ask price, which considers, among other things (i) anticipated cash flows, (ii) current market credit spreads and (iii) market transactions of similar securities. The Company adopted ASC 470-20 on January 1, 2009, which was required to be applied retrospectively. As a result of such adoption

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

the Company was no longer eligible to elect the fair value option under ASC 825-10 for the convertible notes. See Note 2 to the consolidated financial statements, “Significant Accounting Policies”, for further discussion.

The following table summarizes the valuation of our financial instruments by the above ASC 820 pricing observability levels as of September 30, 2009. Assets and liabilities measured at fair value on a recurring basis are categorized below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Subordinated CMBS	$—	$—	$208,628	$208,628
Investment grade CMBS	—	—	647,161	647,161
RMBS	—	—	11	11
Derivative instruments	—	26,463	—	26,463
Investments in equity of subsidiary trusts(1)	—	—	31	31

Total	$—	$26,463	$855,831	$882,294

(1)	Included as a component of other assets on the consolidated statements of financial condition.

	Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Senior unsecured notes	$—	$—	$14,040	$14,040
Junior unsecured subordinated notes	—	—	14,073	14,073
TruPS	—	—	1,030	1,030
CDOs	—	—	544,015	544,015
Derivative instruments	—	92,199	—	92,199

Total	$—	$92,199	$573,158	$665,357

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table presents the changes in Level 3 assets for the three months ended September 30, 2009:

	Subordinated CMBS	Investment grade CMBS	RMBS	TruPS
Balance at July 1, 2009	$188,385	$625,999	$15	$271
Net sales	(681)	(10,584)	—	—
Net transfers in (out)	10,620	(10,620)	—	—
Gains (losses) included in earnings	10,073	42,111	(4)	(240)
Gains (losses) included in OCI (1)	231	255	—	—

Balance at September 30, 2009	$208,628	$647,161	$11	$31

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (2)	$3,290	$31,972	$(4)	$(240)

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (3)	$5,427	$3,748	$—	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Losses in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 assets for the nine months ended September 30, 2009:

	Subordinated CMBS	Investment grade CMBS	RMBS	TruPS
Balance at January 1, 2009	$257,982	$677,533	$787	$384
Net sales	(2,096)	(96,240)	(794)	—
Net transfers in (out)	27,945	(27,945)	—	—
Gains (losses) included in earnings	(75,070)	94,225	18	(353)
Losses included in OCI (1)	(133)	(412)	—	—

Balance at September 30, 2009	$208,628	$647,161	$11	$31

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (2)	$(107,141)	$47,056	$(26)	$(353)

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (3)	$19,068	$10,211	$—	$—

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Losses in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized loss on securities-held-for trading” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

The following table presents the changes in Level 3 liabilities for the three months ended September 30, 2009:

	CDOs	Senior unsecured notes	Junior unsecured subordinated notes	TruPS
Balance at July 1, 2009	$434,718	$15,015	$11,975	$2,748
Paydowns	(12,343)	—	—	—
Net transfers in (out)	—	—	4,268	(4,268)
Gains (losses) included in earnings	122,042	(975)	(2,170)	2,550
Losses included in OCI (1)	(402)	—	—	—

Balance at September 30, 2009	$544,015	$14,040	$14,073	$1,030

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at September 30, 2009 (2)	$(123,869)	$(975)	$(4,362)	$2,550

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2009 (3)	$—	$—	$2,983	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains (losses) in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain on liabilities” in the consolidated statement of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statement of operations.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table presents the changes in Level 3 liabilities for the nine months ended September 30, 2009:

	CDOs	Senior unsecured notes	Junior unsecured subordinated notes	TruPS
Balance at January 1, 2009	$564,661	$18,411	$5,726	$12,643
Paydowns	(105,664)	—	—	—
Net transfers in (out)	—	—	11,534	(11,534)
Gains (losses) included in earnings	83,516	(4,371)	(3,187)	(79)
Losses included in OCI (1)	1,502	—	—	—

Balance at September 30, 2009	$544,015	$14,040	$14,073	$1,030

Amount of total losses for the period included in earnings attributable to the change in unrealized gains relating to liabilities still held at September 30, 2009 (2)	$(85,444)	$(4,371)	$(9,199)	$(79)

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2009 (3)	$—	$—	$520	$—

(1)	The Company has a foreign subsidiary that has the Euro as its functional currency. Gains in OCI represent the currency translation adjustments for this subsidiary.
(2)	Recorded in “unrealized gain (loss) on liabilities” in the consolidated statements of operations.
(3)	Recorded in “foreign currency gain (loss)” in the consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the asset carried on the consolidated statements of financial condition by caption and by level within the ASC 820 valuation hierarchy as of September 30, 2009, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2009:

	Level 1	Level 2	Level 3	Carrying Value
Commercial mortgage loans (1)	$—	$—	$61,594	$61,594

Total assets at fair value on a nonrecurring basis	$—	$—	$61,594	$61,594

(1)	The Company recorded a provision for loan loss in the amount of $98,999 for the nine months ended September 30, 2009. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans”.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Fair Value Option

On January 1, 2008, the Company adopted ASC 825-10, which provides an option to elect fair value as an alternative measurement for selected financial assets or liabilities not previously recorded at fair value. The fair value option was elected for these assets and liabilities to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of January 1, 2008. These amounts are adjusted to reflect the Company’s adoption of ASC 470-20 on January 1, 2009, which, because of the retrospective application, prevented the Company from electing the fair value option under ASC 825-10 for the convertible notes. See Note 2 of the consolidated financial statements, “Significant Accounting Policies”.

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Distributions in Excess of Earnings)	Carrying Value at January 1, 2008 (After Adoption of ASC 470-20 and ASC 825-10)
Securities held-for-trading (1)	$2,284,334	$(227,635)	$2,284,334
Liability issuance costs	32,741	(32,741)	—
Senior unsecured notes	(162,500)	48,027	(114,473)
Junior unsecured subordinated notes	(73,103)	28,269	(44,834)
Investments in equity of subsidiary trusts	5,477	(2,342)	3,135
TruPS	(180,477)	77,165	(103,312)
CDOs	(1,823,328)	224,827	(1,598,501)

Cumulative effect of the adoption of the fair value option		$115,570

(1)

Prior to January 1, 2008, the majority of the Company’s securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from OCI to opening distributions in excess of earnings.

Note 5 SECURITIES HELD-FOR-TRADING

Upon adoption of ASC 825-10 as of January 1, 2008, the Company elected the fair value option for all of its securities that were previously classified as available-for-sale. As a result, all securities are now classified as held-for-trading. This reclassification adjustment did not result in a change to the Company’s intent as it relates to these securities. For the nine months ended September 30, 2009 and September 30, 2008, respectively, $(16,265) and $(572,675) were recorded as unrealized loss on the securities and included in unrealized gain (loss) on securities held-for-trading on the consolidated statements of operations. The estimated fair value of securities held-for-trading at September 30, 2009 and December 31, 2008 is summarized as follows:

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Security Description	September 30, 2009	December 31, 2008
U.S. Dollar Denominated:
CMBS:
Investment grade CMBS	$456,639	$433,225
Non-investment grade rated subordinated CMBS	131,645	143,400
Non-rated subordinated CMBS	14,710	22,280
CMBS interest only securities (“IOs”)	2,764	4,085
Credit tenant leases	17,220	20,175
Investment grade REIT debt	130,834	155,864
CDO investments - investment grade	2,106	1,920
CDO investments - non-investment grade	9,024	24,176

Total CMBS	764,942	805,125

RMBS:
Residential CMOs	11	387
Hybrid adjustable rate mortgages (“ARMs”)	—	400

Total RMBS	11	787

Total U.S. dollar denominated	764,953	805,912

Non-U.S. Dollar Denominated:
Investment grade CMBS	37,598	62,264
Non-investment grade rated subordinated CMBS	48,332	59,854
Non-rated subordinated CMBS	4,917	8,272

Total non-U.S. dollar denominated	90,847	130,390

Total securities held-for-trading	$855,800	$936,302

At September 30, 2009, an aggregate of $855,800 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings. At December 31, 2008, an aggregate of $904,491 in estimated fair value of the Company’s securities held-for-trading was pledged to secure its collateralized borrowings.

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

At September 30, 2009, the reported yield based upon the adjusted cost of the Company’s entire subordinated CMBS portfolio was 22.2% per annum. The reported yield of the Company’s investment grade securities was 10.0%. The Company’s yields to maturity on its subordinated CMBS and other securities are based upon a

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties include, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults, liquidations and related expenses), the pass-through or coupon rate, and interest rate fluctuations. Additional factors that may affect the Company’s yields to maturity on its Controlling Class CMBS include interest payment shortfalls due to delinquencies on the underlying mortgage loans, the timing and magnitude of credit losses on the mortgage loans underlying the Controlling Class CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality), and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the yields to maturity, discussed above and elsewhere in this report, will be achieved.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Note 6 COMMERCIAL MORTGAGE LOANS

The following table summarizes the Company’s commercial real estate loan portfolio by property type at September 30, 2009 and December 31, 2008:

	Loan Outstanding				Weighted Average Yield
	September 30, 2009		December 31, 2008		September 30,	December 31,
Property Type	Amount	%	Amount	%	2009	2008
U.S.
Retail	$52,495	7.4%	$52,584	6.8%	7.5%	9.6%
Office	44,726	6.3	45,227	5.9	10.3	10.3
Multifamily(1)	39,526	5.6	77,083	9.9	7.3	10.3
Storage	31,703	4.5	31,989	4.1	9.2	9.1
Hotel	12,801	1.7	12,481	1.6	13.3	13.0
Other Mixed Use	3,941	0.5	3,984	0.5	9.0	8.5

Total U.S.	185,192	26.0	223,348	28.8	8.9	10.1

Non-U.S.
Retail(2)	253,525	35.8	256,069	33.0	7.3	9.1
Office(3)	194,169	27.4	202,797	26.1	7.8	9.1
Multifamily(4)	15,039	2.1	36,903	4.8	5.0	9.0
Storage	41,364	5.8	37,304	4.8	4.4	9.5
Industrial(5)	12,549	1.8	12,359	1.6	5.8	10.7
Hotel	3,080	0.5	2,794	0.4	10.0	11.0
Other Mixed Use	4,039	0.6	4,166	0.5	6.5	10.3

Total Non-U.S.	523,765	74.0	552,392	71.2	7.2	9.3

Total	$708,957	100.0%	$775,740	100.0%	7.6%	9.5%

General loan loss reserve	(40,401)		(21,033)

Total	$668,556		$754,707

(1)	Net of a loan loss reserve of $124,264 at September 30, 2009 and $98,664 at December 31, 2008.
(2)	Net of a loan loss reserve of $9,092 at September 30, 2009 and $299 at December 31, 2008.
(3)	Net of a loan loss reserve of $61,542 at September 30, 2009 and $17,614 at December 31, 2008.
(4)	Net of a loan loss reserve of $7,862 at September 30, 2009 and $1,434 at December 31, 2008.
(5)	Net of a loan loss reserve of $1,310 at September 30, 2009 and $239 at December 31, 2008.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2009, the Company’s loans had the following maturity characteristics:

Year of initial maturity *	Number of loans maturing	Current carrying value	% of total
2010	2	$13,238	1.9%
2011	15	248,824	35.1
2012	16	123,831	17.5
2013	8	160,990	22.7
2014	3	45,161	6.4
Thereafter	11	116,913	16.4

Total	55	$708,957	100.0%

General loan loss reserve		(40,401)

Total		$668,556

*	Does not include potential extension options.

Activity for the nine months ended September 30, 2009 was as follows:

Book Value
Balance at January 1, 2009	$754,707
Transfer of non-U.S. mortgage loan from Anthracite International JV	26,201
Proceeds from the sale of mortgage loans	(4,299)
Loss from the sale of mortgage loans	(9,079)
Proceeds from repayment of mortgage loans	(31,214)
Provision for loan loss - specific	(78,789)
Provision for loan loss - general	(18,356)
Foreign currency impact	26,070
Discount accretion, net	3,315

Balance at September 30, 2009	$668,556

The Company recorded a provision for specific loan losses of $80,643 for the nine months ended September 30, 2009. This provision relates to six loans with an aggregate principal balance of $190,017 and accrued interest of $732 (€501). The first is a $32,760 (€22,412) mezzanine loan secured by a portfolio of properties located throughout Germany, which required a provision totaling $24,926 (€18,613) that includes accrued interest of $732 (€501). The second is a $46,901 (€32,087) junior mezzanine loan secured by a portfolio of office buildings in the Netherlands, which required a provision totaling $22,965 (€17,297). The third is a $23,600 loan secured by a portfolio of apartment complexes in San Francisco, which required a provision of $5,300. The fourth is a $20,500 mezzanine loan secured by an apartment complex located in New York City, which required a provision totaling $7,800. The fifth is a $25,000 loan secured by a portfolio of apartment complexes in Washington DC, which required a provision totaling $12,500. The sixth is a $41,256 (€28,244) loan secured by a portfolio of retail assets in Germany, which required a provision totaling $7,152 (€5,099). The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company does not believe that the full collectability of the loans is probable.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company recorded an additional general loan loss reserve of $18,356 for the nine months ended September 30, 2009. The Company’s formula-based general reserve calculation (as more fully described in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008) resulted in a decrease of $5,532 for the general loan loss provision for the three months ended September 30, 2009.

Changes in the reserve for loan losses were as follows:

	General	Specific	Total
Reserve for loan losses, December 31, 2008 (including accrued interest of $1,645)(1)	$21,033	$144,895	$165,928
Reserve for loan losses- specific	—	80,643	80,643
Reserve for loan losses- general	18,356	—	18,356

Provision for loan losses for nine months ended September 30, 2009	18,356	80,643	98,999

Charge-off(2)		(24,217)	(24,217)
Foreign currency gain	1,012	6,122	7,134

Reserve for loan losses, September 30, 2009 (including accrued interest of $2,187 and loan related expenses of $1,186)(1)	$40,401	$207,443	$247,844

(1)	Accrued interest is included in other assets on the consolidated statements of financial condition.
(2)	For the nine months ended September 30, 2009, the Company incurred a charge-off of $24,217 related to a realized loss on one loan.

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

Note 8 IMPAIRMENTS - CMBS

The Company updates its estimated cash flows for securities subject to ASC 325-40, Investments – Other: Beneficial Interests in Securitized Financial Assets (“ASC 325-40”) (formerly EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets), on a quarterly basis. The Company compares the yields resulting from the updated cash flows to the current accrual yields. An impairment is required if the updated yield is lower than the current accrual yield and the security has an estimated fair value less than its adjusted purchase price. The Company carries these securities at their estimated fair value on its consolidated statements of financial condition.

During 2008, the market value of the Company’s CMBS declined significantly. Due to changes in the timing and extent of credit losses expected, the Company increased the loss assumptions on its Controlling Class CMBS from 1.3% to 1.8% of the total underlying loan pools over the course of the year. For the year ended

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

December 31, 2008, changes in loss assumptions on the Company’s 2005 through 2007 vintage Controlling Class CMBS required an impairment totaling $456,620.

The Company increased loss assumptions on its Controlling Class CMBS to 3.5% of underlying collateral at September 30, 2009 from 1.8% of underlying collateral at December 31, 2008. This increase in loss assumptions required an impairment of $696,234 for the nine months ended September 30, 2009.

As a result of the adoption of ASC 825-10 on January 1, 2008, the Company will no longer be required to make an adjustment to OCI in stockholder’s equity for other-than-temporary impairment because the changes in fair value are recorded in the statement of operations. However, because the Company records interest income as a separate line item in the consolidated statements of operations, the Company does assess securities for other-than-temporary impairment in order to adjust the amount of interest income recorded on such securities.

Note 9 EQUITY INVESTMENTS

The following table is a summary of the Company’s equity investments for the nine months ended September 30, 2009:

	Carbon I	Carbon II	Dynamic India Fund IV *	AHR JV	AHR Int’l JV	Total
Balance at December 31, 2008	$1,713	$39,158	$9,350	$448	$28,199	$78,868
Equity earnings (loss)	(3)	(21,308)	—	32	(15)	(21,294)
Foreign currency translation	—	—	—	—	(773)	(773)
Distributions of earnings	—	—	—	—	(1,009)	(1,009)
Return of capital	—	—	—	(181)	(26,402)	(26,583)

Balance at September 30, 2009	$1,710	$17,850	$9,350	$299	$—	$29,209

*	The Company neither controls nor has significant influence over the Dynamic India Fund IV and accounts for this investment using the cost method of accounting.

At September 30, 2009, the Company owned approximately 20% of Carbon Capital, Inc. (“Carbon I”). The Company also owned approximately 26% of Carbon Capital II, Inc. (“Carbon II,” and collectively with Carbon I, the “Carbon Funds”). The Company has pledged its interest in Carbon II as collateral under a revolving credit agreement (see Note 11 of the consolidated financial statements, “Borrowings,” for further details). The Carbon Funds are private commercial real estate income opportunity funds managed by the Manager (see Note 15 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties,” for further details).

The Company entered into a $50,000 commitment on July 20, 2001 to acquire shares of Carbon I. On July 12, 2005, the investment period expired, and Carbon I has been in liquidation since that time.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II. The final obligation to fund capital of $13,346 was called on July 13, 2007. Summarized financial information for Carbon II is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Total income (loss)	$(5,143)	$13,313	$(5,751)	$39,756
Total expenses	2,125	4,454	7,205	11,060
Provisions for loan losses	(3,592)	(1,757)	(70,983)	(20,368)
Income (loss) from continuing operations	(10,860)	7,102	(83,939)	8,328
Net income (loss)	$(10,860)	$6,784	$(84,153)	$7,047

On December 22, 2005, the Company entered into an $11,000 commitment to indirectly acquire shares of Dynamic India Fund IV. At September 30, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn.

The Company is committed to invest up to $5,000, for up to a 10% interest, in Anthracite JV LLC (“AHR JV”). AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2009, the carrying value of the Company’s investment of AHR JV was $299. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse. AHR JV is managed by the Manager (see Note 15 of the consolidated financial statements, “ Transactions with the Manager and Certain Other Parties” for further details).

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 15 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties” for further details. The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,201 in Anthracite International JV’s sole investment consisting of a non- U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility. In connection with the above transaction, there was residual cash of $201 that was transferred to the Company from Anthracite International JV.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

The portfolios of CDO HY1 and CDO HY2 consist primarily of non-investment grade CMBS. The Company’s non-investment grade CMBS include the first loss position and as a result, the Company controls the foreclosure/workout process for the underlying collateral. The following table presents the total assets (unpaid principal amount) as of September 30, 2009 and December 31, 2008 of CDO HY1 and CDO HY2 to which the Company has transferred assets and received sale treatment:

	September 30, 2009	December 31, 2008
Investment grade CMBS	$56,618	$57,087
Investment grade REIT debt	37,885	42,885
CMBS rated BB+ to B	139,490	165,081
CMBS rated B- or lower	512,410	502,740

Total	$746,403	$767,793

	Cash flows received on retained interests
	For the nine months ended September 30, 2009	For the year ended December 31, 2008
	$8,049	$14,442

The key economic assumptions used to determine the estimated fair value of the retained interests at September 30, 2009 and December 31, 2008 are the underlying projected future cash flows to be received. Those cash flows include estimates of future credit losses on loans that comprise the underlying collateral for the retained interests. Once a set of cash flows has been determined, a discount rate is applied to those cash flows to calculate the net present value of the cash flows. There has been a great degree of instability in the current markets and making such estimates has been difficult. The Company reviews the market data and specific loan criteria to determine the best estimate for these assumptions using specific underlying collateral data as well as information on particular borrowers.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the Company’s retained interests and the sensitivity of this fair value to immediate adverse changes in those assumptions:

	September 30, 2009	December 31, 2008
Fair value of retained interest	$5,024	$16,176
Weighted average life (years)	0.2	3.9
Anticipated credit losses
Impact of the Company’s loss assumptions	$1,085	$13,120
Impact of doubling the Company’s loss assumptions	$296	$10,953
Discount rate	120.5%	95.7%
Impact of 10% increase in discount rate	$1,016	$11,989
Impact of 20% increase in discount rate	$952	$11,037

When measuring the fair value of the retained interests, the Company estimates credit losses and the timing of losses for each loan underlying the CMBS. The securities comprising the retained interests are predominately first loss CMBS with the lowest or no ratings assigned by the credit rating agencies. These securities not only absorb the first losses of all the mortgages underlying each transaction, they are also the last to receive principal payments, if any. Therefore, any cash from principal paydowns received will not flow to the benefit of the owners of these securities. In the current environment prepayments of mortgages have virtually halted. The Company does not believe it is reasonable to project that prepayments of underlying mortgages will have any significant effect on the cash flows of these securities and therefore on the value or cash flows on the retained interests. At September 30, 2009 and December 31, 2008, the amortized costs of the retained interests were $3,765 and $14,259, with an estimated fair value of $5,024 and $16,176, respectively, based on key economic assumptions.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Transfer of Financial Assets Accounted for as a Secured Borrowing

The transfer of financial assets accounted for as secured borrowings consists of the five Company securitization transactions in which the Company was the transferor of CMBS and commercial mortgage loans. The following table presents information about the assets transferred in connection with the secured borrowings that continue to be recognized in the Company’s statements of financial position as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Assets:
Investment grade CMBS	$458,415	$443,469
Investment grade REIT debt	130,834	155,773
CMBS rated BB+ to B	104,937	120,935
CMBS rated B- or lower	22,538	13,022
CDO investment	2,106	1,920
Credit tenant lease	17,219	20,175

Total (at estimated fair value)	736,049	755,294
Commercial mortgage loans (at amortized cost)	427,669	439,286

Total	$1,163,718	$1,194,580

Liabilities:
CDOs (at estimated fair value)	$544,015	$564,661

The assets above are restricted solely to satisfy the related liabilities of the specific entity.

Qualified Special Purpose Entities

In addition to the retained interest described above, the Company also holds interests in 38 U.S. and Canadian dollar denominated Controlling Class CMBS that were purchased in connection with the Company’s commercial real estate investing activities and qualify as QSPEs. The estimated fair value of the U.S. and Canadian dollar denominated Controlling Class CMBS that qualify as QSPEs were approximately $296,165 and $312,477 as of September 30, 2009 and December 31, 2008, respectively. The underlying collateral for the Company’s U.S. and Canadian dollar denominated Controlling Class CMBS is comprised of 4,312 commercial mortgage loans with a total balance of $56,106,168. The Company maintains the right to control the foreclosure/workout process of the underlying loans.

The Company also holds interests in eight European and two Japanese Controlling Class CMBS in which it maintains the right to control the foreclosure/workout process of the underlying loans. The estimated fair values of the European Controlling Class CMBS that qualify as QSPEs were approximately $18,303 and $35,875 at September 30, 2009 and December 31, 2008, respectively. The underlying collateral for the European Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $7,801,369 at September 30, 2009. The estimated fair values of the Japanese Controlling Class CMBS that qualify as QSPEs were approximately $0 and $4,845 at September 30, 2009 and December 31, 2008, respectively. The underlying collateral for the Japanese Controlling Class CMBS is comprised of commercial mortgage loans with a total outstanding balance of $26,157 at September 30, 2009.

The Company also owns all of the preferred equity and a debt security of LEAFs CMBS I Ltd. (“LEAF”). LEAF is a CDO and its underlying collateral for the structure is $2,033,916 and $2,674,875 of investment grade CMBS as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the estimated fair value of the Company’s investment in LEAF on its consolidated statements of financial condition was $6,106 and $9,920, respectively.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Variable Interest Entities

ASC 810-10 applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both as a result of holding variable interests. The Company consolidates entities of which it is the primary beneficiary. For those entities deemed to be QSPEs, the Company does not consolidate the entity.

The Company is involved with two entities that the Company has deemed to be VIEs, one in which the Company is the primary beneficiary and one in which the company holds a significant variable interest. The Company’s variable interests in these VIEs include debt and equity interests. The Company does not have any future obligation to provide financial support to these entities. The Company’s involvement with VIEs arises from:

1)	A Controlling Class CMBS that did not qualify as a QSPE because the special servicer has more discretion over sales of defaulted loans than is typically permitted to qualify as a QSPE. The Company is the primary beneficiary and consolidates the VIE. The Company’s maximum exposure to loss associated with the Company’s investment in this entity is $21,194 and $22,301 as of September 30, 2009 and December 31, 2008, respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated statement of financial condition related to this VIE at September 30, 2009 was $939,646 and $918,452 respectively. The carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated statement of financial condition related to this VIE at December 31, 2008 was $1,022,105 and $999,804, respectively. The assets of the consolidated VIE may only be used to settle the obligations of the VIE and creditors of the consolidated VIE have no recourse beyond the VIE’s assets. The assets associated with this VIE are included in commercial mortgage loan pools and the liabilities are included in secured by pledge of commercial loan pools on the consolidated statements of financial condition.

2)	A 10% significant variable interest in AHR JV in which substantially all of the economics of the entity are absorbed by one other investor, but for which the Company has a 50% voting right. The Company’s maximum exposure to loss associated with AHR JV was $299 and $448 related to its equity investment as of September 31, 2009 and December 31, 2008, respectively. This amount is included in equity investments on the consolidated statements of financial condition. The total assets of AHR JV at September 30, 2009 and December 31, 2008 were $3,001 and $4,479, respectively.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Note 11 BORROWINGS

Certain information with respect to the Company’s borrowings at September 30, 2009 is summarized as follows:

Borrowing Type	Carrying Value	Adjusted Issuance Price	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Estimated Fair Value of Assets Pledged
Credit facilities (1)	$385,035	$385,035	5.4%	0.9 years	$281,893
Commercial mortgage loan pools(4)	918,452	918,452	4.3%	4.4 years	939,646
CDOs (2)	544,015	1,653,923	2.9%	4.1 years	946,803
Senior unsecured notes (2)	14,040	162,500	7.6%	7.6 years	Unsecured
Senior unsecured convertible notes(3)	35,766	35,766	15.4%	2.9 years	Unsecured
Junior unsecured subordinated notes (2)	14,073	235,786	4.5%	22.0 years	Unsecured
TruPS (2)	1,030	15,464	7.8%	26.5 years	Unsecured

Total Borrowings	$1,912,411	$3,406,926	4.0%	5.3 years	$2,168,342

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)

As a result of the adoption of ASC 825-10 on January 1, 2008, the Company records the above liabilities at fair value. Changes in fair value are recorded in unrealized gain (loss) on liabilities on the consolidated statements of operations. For the nine months ended September 30, 2009, the Company recorded an unrealized loss of $71,870 due to the increase of the fair value of such liabilities. Additionally, the Company recognized a gain of $4,779 as a result of Euro CDO buying back Class A Notes at a discount.

(3)	Assumes holders of convertible notes will exercise their right to require the Company to repurchase their notes on September 1, 2012.
(4)

Represents a controlling class CMBS that is consolidated for accounting purposes (see Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”). On an unconsolidated basis, the fair market value of the net equity is $2,469 at September 30, 2009.

At September 30, 2009, the Company’s borrowings had the following remaining maturities, at amortized cost:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)	$1,250	$15,421	$368,364	$0	$—	$—	$385,035
Commercial mortgage loan pools(2)	—	5,867	19,452	160,440	726,204	6,489	918,452
CDOs(2)	3,302	17,781	38,140	408,263	657,207	529,230	1,653,923
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Senior unsecured convertible notes(3)	—	—	—	35,766	—	—	35,766
Junior unsecured subordinated notes	—	—	—	—	—	235,786	235,786
TruPS	—	—	—	—	—	15,464	15,464

Total Borrowings	$4,552	$39,069	$425,956	$604,469	$1,383,411	$949,469	$3,406,926

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3)	Assumes holders of convertible notes will exercise their right to require the Company to repurchase their notes on September 1, 2012.

Credit Facilities and Reverse Repurchase Agreements

The following table summarizes the Company’s credit facilities at September 30, 2009 and December 31, 2008.

		Borrowings at
	Maturity Date	September 30, 2009(4)	December 31, 2008(4)
Bank of America, N.A. and Banc of America Mortgage Capital Corporation (1)	9/30/2010	$116,158	$127,889
Deutsche Bank, AG, Cayman Islands Branch(2)	9/30/2010	68,592	83,570
Bank of America, N.A.(3)	9/30/2010	33,804	44,009
Morgan Stanley Bank (3)	9/30/2010	133,031	194,864
BlackRock Holdco 2, Inc.(1)	3/05/2010	33,450	30,000

		$385,035	$480,332

(1)	USD only.
(2)	Multicurrency (USD and Non-USD).
(3)	Non-USD only.
(4)	At September 30, 2009 and December 31, 2008, the Company had no unused borrowing capacity.

As a result of the decline in the cash flows from the Company’s assets, the Company was unable to make the full September 30, 2009 amortization payments required under its secured facilities for two of its three secured lenders. Pursuant to amendments to its secured facilities with Bank of America, Deutsche Bank and Morgan Stanley, which closed in May 2009 (as detailed in “Secured Credit Facility Restructuring” below), the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company was only able to make the full required amortization payment under its facility with Morgan Stanley. In addition, separate and apart from the aforementioned amortization payment obligations, the Company was unable to make the entire amount of a monthly $1,250 amortization payment under its facility with Morgan Stanley due October 31, 2009. The Company has until December 31, 2009 to cure such aggregate amortization payment shortfall or an event of default will occur. During the cure period, all the cash flows from the Company’s assets are being diverted to a cash management account for the benefit of the Company’s secured lenders, with certain exceptions agreed by the secured lenders.

Secured Credit Facility Restructuring

On May 15, 2009, the Company restructured each of its four secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley, as described in more detail below.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Credit Facility Amendments replace existing scheduled amortization payments with cash management requirements. All cash received from the primary collateral will be used first to pay interest and then to reduce each lender’s principal balance. The Company has agreed to reduce the principal balance for each Secured Creditor through the application of certain proceeds under this process by an agreed upon amount, measured on a cumulative basis, at the end of each quarter starting with the period ended September 30, 2009. If the Company does not satisfy such required reduction, the Company has 90 days to cure such shortfall or an event of default would occur.

The Secured Creditors will continue to hold the same primary collateral, consisting of U.S. and non-U.S. denominated commercial real estate assets. In addition, the Credit Facility Amendments contemplate that the Secured Creditors receive a security interest in all unencumbered assets of the Company, as well as a subordinated second lien on each other’s primary collateral. The cash flows generated by the bulk of the formerly unencumbered assets will be deposited monthly into a cash management account that will be available for use by the Company for its operations pursuant to a prescribed budget, subject to (i) the absence of any defaults under the facilities and (ii) the cure of any outstanding deficiency in the required reductions of the principal balance of any Secured Creditor, as described above. In the event of a failure to meet required principal amortization targets or an uncured event of default, the cash management account proceeds must be used to pay down the relevant lender’s debt until the deficiency has been cured.

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

The existing financial covenants in each Credit Facility Guaranty were modified and apply to the Company under each Credit Facility Guaranty as follows:

•

Tangible net worth (as defined in each applicable facility) cannot fall below $400,000 plus 75% of any equity offering proceeds at any quarter end, and cannot fall by more than 20% in any one quarter or more than 40% in any four-quarter period. In measuring the change in tangible net worth, a decline in the carrying value of the Carbon Funds is excluded;

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

The Company also agreed, among other things, to certain other terms in each Credit Facility Guaranty which establish (i) restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates, (ii) limits on acquiring new assets and (iii) required quarterly operating earnings of no less than:

•	$15,163 for the fiscal quarter ended on June 30, 2009;

•	$14,931 for the fiscal quarter ended on September 30, 2009; and

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

•	$15,288 for the fiscal quarters ending on December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010.

Operating earnings is defined in the Credit Facility Guarantees as total interest income less interest expense, general and administrative expenses and management fees, exclusive of net income or losses of the Carbon Funds. For the period ended September 30, 2009, the Company was not in compliance with the operating earnings covenant.

The Company has also agreed, among other things, to obtain the unanimous written consent of its independent directors prior to voluntarily filing for bankruptcy or taking similar actions.

In addition, the waiver of covenant breach under the Company’s secured credit facility with BlackRock Holdco 2, Inc. has been extended through January 22, 2010.

Senior Unsecured Convertible Notes

As previously disclosed and described below, since May 2009, the Company completed a number of privately negotiated exchanges in which the Company issued approximately 15 million shares of its common stock in exchange for $40,981 aggregate principal amount of the convertible notes pursuant to Section 3(a)(9) of the Securities Act of 1933. Certain holders in these exchanges released the Company from all obligations to pay to them principal, interest (including accrued and unpaid interest due to certain holders on September 1, 2009) and other payments on their exchanged convertible notes. By completing these exchanges, the Company was released from paying approximately $2,000 of accrued and unpaid interest on the exchanged convertible notes that it otherwise would have been required to pay for the interest payment originally due and payable on September 1, 2009 if such notes had remained outstanding.

For the nine months ended September 30, 2009, the Company recorded a gain on the extinguishment of debt of $26,056 in realized gain (loss) on liabilities on the consolidated statements of operations which was offset by a loss of $2,426 related to the restructuring of the Company’s unsecured debt through debt-for-equity exchanges as described below.

On May 27, 2009, the Company issued 850,000 shares of its common stock in exchange for $4,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On July 1, 2009, the Company issued 900,000 shares of its common stock in exchange for $3,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On July 29, 2009, the Company issued 1,317,000 shares of its common stock in exchange for $3,951 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On August 17, 2009, the Company issued 5,000,000 shares of its common stock in exchange for $15,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

On August 18, 2009, the Company issued 915,000 shares of its common stock in exchange for $3,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On September 24, 2009, the Company issued an aggregate of 3,315,000 shares of its common stock in exchange for $6,630 aggregate principal amount of convertible notes pursuant to separate, privately negotiated exchange agreements entered into on September 23, 2009 between the Company and holders of such notes.

On September 25, 2009, the Company issued an aggregate of 2,700,000 shares of its common stock in exchange for $5,400 aggregate principal amount of convertible notes pursuant to separate, privately negotiated exchange agreements entered into on September 24, 2009 between the Company and holders of such notes.

On September 30, 2009, the Company made interest payments, originally due and payable on September 1, 2009, on its $39,019 aggregate principal amount of convertible notes remaining outstanding after the above mentioned exchanges. The Company made the interest payments before the payment default constituted an event of default under the indenture governing these notes. The next interest payment date under these notes is March 1, 2010.

The exchange of senior unsecured convertible notes described above is considered a troubled debt restructuring which required the Company to account for the effect of the extinguishment of debt as a gain/loss within the statement of operations and record the expenses related to the extinguishment immediately through earnings.

Senior Unsecured Notes

On October 30, 2009 and after giving effect to the exchange detailed below in this section, the Company did not make interest payments due on such date on its outstanding $13,750 aggregate principal amount of 7.22% senior unsecured notes due 2016, its outstanding $15,000 aggregate principal amount of 7.772%-to-floating rate senior unsecured notes due 2017 and its outstanding $37,500 aggregate principal amount of 8.1275%-to-floating rate senior unsecured notes due 2017. Under the indenture governing each of these notes, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. Unless the secured bank lenders allow the Company to access some of the cash flow currently being diverted into the cash management account or the holders of these notes agree to a refinancing or agree to waive the defaults, the Company will not be able to make interest payments on these notes and events of default will occur on November 30, 2009. An event of default under these notes, absent a waiver, would trigger cross-default and cross-acceleration provisions in the Company’s secured bank facilities and its credit facility with Holdco 2 and, if any such debt were accelerated, would trigger a cross-acceleration provision in the Company’s convertible notes indenture. If such acceleration were to occur, the Company would not have sufficient liquid assets available to repay such accelerated indebtedness and, unless the Company was able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

On October 30, 2009, the Company issued (i) $43,500 aggregate principal amount of new senior unsecured notes in exchange for $36,250 aggregate principal amount of its 7.22% senior unsecured notes due 2016, (ii) $7,500 aggregate principal amount of new senior unsecured notes in exchange for $6,250 aggregate principal amount of its 7.20% senior unsecured notes due 2016, and (iii) $26,400 aggregate principal amount of new senior unsecured notes in exchange for $22,000 aggregate principal amount of its 7.772%-to-floating rate senior unsecured notes due 2017.

The new notes in the above mentioned exchanges bear a significantly reduced initial interest rate of 1.25% per year until the earlier of (i) October 30, 2013 and (ii) the date on which the outstanding aggregate principal amount of secured loans under the Company’s secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley is less than or equal to $4,000 (the “senior unsecured modification period”). Moreover, holders in these exchanges permitted the Company to retrospectively apply the significantly reduced initial interest rate to the most recently completed interest period for which payment had not been previously made.

After the senior unsecured modification period, the new notes bear interest at the same rates as the securities for which they were exchanged. In addition, during the senior unsecured modification period, the Company will be subject to limitations on its ability to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests, and to create, incur, issue or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. Moreover, during the senior unsecured modification period, the cure period for a default in the payment of interest when due is three days. The new notes otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged.

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

Junior Unsecured Subordinated Notes and TruPS

From May through September 2009, the Company restructured all of its junior subordinated debt, comprised of TruPS of its subsidiary capital trusts or related obligations and euro-denominated junior subordinated notes, as described below.

On May 29, 2009, the Company issued (i) $62,500 aggregate principal amount of new junior subordinated notes in exchange for $50,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I, (ii) $62,500 aggregate principal amount of new junior subordinated notes in exchange for $50,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust II, (iii) $43,750 aggregate principal amount of new notes in exchange for $35,000 aggregate liquidation amount of trust preferred securities of Anthracite Capital Trust III, and (iv) €62,500 aggregate principal amount of new junior subordinated notes in exchange for €50,000 aggregate principal amount of floating rate junior subordinated notes due 2022 of the Company.

On July 22, 2009, the Company issued $31,250 aggregate principal amount of new junior subordinated notes in exchange for $25,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I.

On October 23, 2009, the Company issued through Anthracite Capital Trust III $18,750 aggregate liquidation amount of new TruPS to the holder of $15,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust III in connection with the Company and the holder’s agreement to amend those securities.

The new notes and TruPS issued in the above mentioned exchanges and amendments bear a significantly reduced initial interest rate of 0.75% per year until the earlier of (i) the fourth anniversary of the exchange or amendment,

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

and (ii) the date on which all of the existing secured loans under the Company’s senior secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “junior subordinated modification period”). Moreover, holders in these exchanges and amendments permitted the Company to retrospectively apply the significantly reduced initial interest rate to the most recently completed interest period for which payment had not been previously made.

After the junior subordinated modification period, the new notes and TruPS bear interest at the same rates as the securities for which they were exchanged or from which they were amended. In addition, during the junior subordinated modification period, the Company will be subject to limitations on its ability to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests, and to create, incur, issue, or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. Moreover, during the junior subordinated modification period, the cure period for a default in the payment of interest when due is three days. The new notes and TruPS otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged or from which they were amended.

Under the provisions of ASC 470-60-15, Debt-Troubled Debt Restructuring (formerly SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings), the restructuring of TruPS described above is considered a troubled debt restructuring which requires the Company to account for the effect of the interest rate modification prospectively and to record the expenses related to the modification immediately through earnings.

Note 12 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount, carrying value and estimated fair value of financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$—	$297	$297	$—	$9,686	$9,686
Restricted cash equivalents	—	38,939	38,939	—	23,982	23,982
Securities held-for-trading	—	855,800	855,800	—	936,302	936,302
Commercial mortgage loan pools (1)	—	939,646	939,646	—	1,022,105	1,022,105
Commercial mortgage loans	—	668,556	344,795	—	754,707	555,536
Secured borrowings	—	385,035	385,035	—	480,332	480,332
CDO borrowings	—	544,015	544,015	—	564,661	564,661
Commercial mortgage loan pool borrowings (1)	—	918,452	918,452	—	999,804	999,804
Senior unsecured notes	—	14,040	14,040	—	18,411	18,411
Senior unsecured convertible notes	—	35,766	1,885	—	72,000	24,960
Junior unsecured subordinated notes	—	14,073	14,073	—	5,726	5,726
TruPS	—	1,030	1,030	—	12,643	12,643
Currency forward contracts	—	—	—	—	4,530	4,530
Currency swap agreements	—	(304)	(304)	—	(612)	(612)
Interest rate swap agreements	1,139,429	(65,716)	(65,716)	1,291,798	(99,249)	(99,249)
LIBOR cap	85,000	284	284	85,000	53	53

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

(1)

Represents a controlling class CMBS that is consolidated for accounting purposes (see Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools”). On an unconsolidated basis, the fair market value of the net equity is $2,469 and $6,166 at September 30, 2009 and December 31, 2008, respectively.

Note 13 PREFERRED STOCK

The Company elected not to declare any of the specified dividends on its three series of preferred stock during 2009. As of September 30, 2009, $12,206 of preferred dividends were in arrears. These dividends in arrears are included as part of dividends on preferred stock on the consolidated statements of operations since they represent a claim on earnings superior to common stockholders. These dividends in arrears have not been accrued as dividends payable since they have not been declared.

Note 14 COMMON STOCK

The following table summarizes Common Stock issued by the Company for the nine months ended September 30, 2009:

	Shares	Net Issuance
Conversion of senior unsecured convertible notes(1)	14,997,000	$12,477
Director compensation	582,807	403

Total	15,579,807	$12,880

(1)	See Note 11 to the consolidated financial statements, “Borrowings”, for further details.

Note 15 TRANSACTIONS WITH THE MANAGER AND CERTAIN OTHER PARTIES

The Company has a Management Agreement, an administration agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company is to pay the Manager under the Management Agreement a base management fee equal to 0.375% for the first $400,000 in average total stockholders’ equity; 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800,000 for the applicable quarter.

The Manager is entitled to receive a quarterly incentive fee equal to 25% of the amount by which the applicable quarter’s Operating Earnings (as defined in the Management Agreement) of the Company (before incentive fee) plus realized gains, net foreign currency gains and decreases in expense associated with reversals of credit impairments on commercial mortgage loans less realized losses, net foreign currency losses and increases in expenses associated with credit impairments on commercial mortgage loans exceeds the weighted average issue price per share of the Company’s Common Stock ($10.23 per common share at September 30, 2009) multiplied by the ten-year Treasury note rate plus 4.0% per annum (expressed as a

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

quarterly percentage), multiplied by the weighted average number of shares of the Company’s Common Stock outstanding during the applicable quarterly period. The Management Agreement provides that the incentive fee payable to the Manager will be subject to a rolling four-quarter high watermark.

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

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Management fee	$1,817	$3,050	$5,901	$9,286
Incentive fee	—	—	—	11,879
Incentive fee - stock based	184	382	490	1,426

Total management and incentive fees	$2,001	$3,432	$6,391	$22,591

At September 30, 2009 and 2008, management and incentive fees of $14,762 and $11,077, respectively, remained payable to the Manager and are included on the accompanying consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $200 for certain expenses (accrual adjustments) incurred on behalf of the Company during the three and nine months ended September 30, 2009 and $(175) and $75 for the three and nine months ended September 30, 2008, respectively.

The Company has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and nine months ended September 30, 2009,

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

the Company recorded administration and investment accounting service fees of $215 and $705, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2008, the Company recorded administration and accounting service fees of $250, and $735, respectively, which are included in general and administrative expense on the consolidated statements of operations.

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

During 2001, the Company entered into a $50,000 commitment to acquire shares in Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The Carbon I investment period ended on July 12, 2004 and the carrying value of the Company’s investment in Carbon I at September 30, 2009 was $1,710. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At September 30, 2009, the Company owned approximately 20% of the outstanding shares in Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares in Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The final obligation to fund capital of $13,346 was called on July 13, 2007. At September 30, 2009, the carrying value of the Company’s investment in Carbon II was $17,850. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At September 30, 2009, the Company owned approximately 26% of the outstanding shares in Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2009, the carrying value of the Company’s investment of AHR JV was $299. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). The other shareholder in AHR International was JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), which is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest of $26,402 in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager for services to be performed an amount equal to the remaining Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2009, the Installment Payment is $1,000 payable over one year. The Company is not required to accrue for this contingent liability.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On September 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.1% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.8% of BlackRock’s voting common stock and 30.7% of BlackRock’s capital stock on a fully diluted basis.

Bank of America Corp. is the parent of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, secured credit facility lenders to the Company.

Note 16 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative investments under ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded in the consolidated statement of financial condition at estimated fair value. If the derivative is designated as a cash flow hedge, the effective portion of change in the estimated fair value of the derivative are recorded in OCI and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings.

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

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Occasionally, counterparties will require the Company, or the Company will require counterparties, to provide collateral for the interest rate swap agreements in the form of margin deposits as credit ratings and estimated fair values change. Such deposits are recorded as a component of either other assets, other liabilities or restricted cash. Should the counterparty fail to return deposits paid, the Company would be at risk for the estimated fair value of that asset. At September 30, 2009, the balance of such net deposits pledged by counterparties as collateral under these agreements totaled $8,385 and is recorded as components of other assets and other liabilities on the consolidated statements of financial condition.

At September 30, 2009, the Company had restricted cash of $38,939, consisting of $36,188 on deposit with the trustees for the Company’s CDOs and $2,751 is restricted under the terms of the Credit Facility Amendments. At December 31, 2008, the Company had restricted cash of $23,982, consisting of $2,869 on deposit with the trustees for the Company’s CDOs, $3,100 pledged as collateral for interest rate swap agreements and $18,013 required by financial covenants under the Company’s credit facilities.

The following table summarizes the Company’s derivative instruments at September 30, 2009 and December 31, 2008. All derivative assets are included in derivative assets on the consolidated statements of financial condition and all derivative liabilities are included in derivative liabilities on the consolidated statements of financial condition.

	Asset Derivatives Estimated Fair Value		Liability Derivatives Estimated Fair Value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—	$(4,579)

Total derivatives designated as hedging instruments	$—	$—	$—	$(4,579)

Derivatives not designated as hedging instruments
Interest rate swaps	$3,970	$4,048	$(69,402)	$(92,682)
Foreign exchange contracts	22,493	925,584	(22,797)	(921,666)

Total derivatives not designated as hedging instruments	26,463	929,632	(92,199)	(1,014,348)

Total derivatives	$26,463	$929,632	$(92,199)	$(1,018,927)

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the amounts recognized on the consolidated statements of financial condition and operations related to the Company’s cash flow hedges for the nine months ended September 30, 2009 and 2008, respectively.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative For the nine months ended September 30,		Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income For the nine months ended September 30,		Location of Gain/(Loss) recognized in income on derivative	Amount of Gain/(Loss) recognized in income on derivative For the nine months ended September 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$931	$(6,219)	Interest income/expense/ dedesignation	$(13,428)	$(11,661)	Interest expense	$64	$534

Total	$931	$(6,219)		$(13,428)	$(11,661)		$64	$534

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s trading derivatives for the nine months ended September 30, 2009 and 2008, respectively.

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative (1)	Amount of Gain/(Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Other gains (losses)	$(4,411)	$(15,759)
Foreign exchange contracts	Other gains (losses)	2,223	11,012

Total		$(2,188)	$(4,747)

(1)

The change in estimated fair value related to derivatives not designated as hedging under ASC 815 is recorded in unrealized gain (loss) on swaps classified as held-for-trading on the consolidated statements of operations. Interest expense related to derivatives not designated as hedging under ASC 815 is recorded in realized loss on securities and swaps held-for-trading, net on the consolidated statements of operations.

In connection with the adoption of ASC 825-10 on January 1, 2008, the Company designated CDO interest rate swaps with notional amounts aggregating $875,548 as trading derivatives. The Company will reclassify the $25,410 loss in value from OCI to interest expense over 8.3 years. At September 30, 2009, the Company had, in aggregate, $16,499 of net losses related to dedesignated CDO swaps recorded in OCI. For the three and nine months ended September 30, 2009, $1,191 and $3,732 were reclassified as increases to interest expense and $4,997 will be reclassified as an increase to interest expense over the next twelve months.

During the second quarter of 2009, the Company restructured its secured credit facilities with Bank of America, Deutsche Bank and Morgan Stanley. In connection with the restructuring, the Company will no

Anthracite Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands, except share and per share data)

longer enter into 90-day repurchase agreements and the forecasted transactions related to certain balances in OCI for interest rate swaps that had been hedging 90-day repurchase agreements were probable of not occurring. As a result, the Company reclassified $(7,840) out of OCI, which is included in dedesignation of derivative instruments on the consolidated statements of operations. This amount was previously being reclassified to interest expense over the weighted average remaining term of the swaps at the time the swaps were closed. At September 30, 2009, the Company had, in aggregate, $5,741 of net losses related to terminated swaps recorded in OCI. For the three and nine months ended September 30, 2009, $623 and $1,854 were reclassified as increases to interest expense and $2,142 is expected to be reclassified as an increase to interest expense over the next twelve months.

Foreign Currency

The U.S. dollar is considered the functional currency for certain of the Company’s international subsidiaries. Foreign currency transaction gains or losses are recognized in the period incurred and are included in realized and unrealized foreign currency gain (loss) in the consolidated statements of operations. Gains and losses on foreign currency forward commitments are included in foreign currency gain (loss) in the consolidated statements of operations. These contracts are recorded at their estimated fair value at September 30, 2009 and are included in derivative instruments on the consolidated statements of financial condition. The Company recorded realized and unrealized foreign currency gains of $7,585 and $11,946 for the three and nine months ended September 30, 2009 and $7,273 and $(2,913) for the three and nine months ended September 30, 2008, respectively.

In accordance with ASC 830, Foreign Currency Matters (formerly SFAS 52, Foreign Currency Translation), the Company records the change in the carrying amount of its investment in its non-U.S. dollar functional currency subsidiary in the cumulative translation adjustment account within OCI. For the nine months ended September 30, 2009, the foreign currency translation gain included in accumulated OCI was $13,155.

In January 2009, the Company substantially reduced various currency instruments used to hedge the capital portion of its foreign currency risk. The Company reduced the use of such instruments in an effort to avoid cash outlays as a result of the change in the market value of these instruments. The Company is primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows.

Note 17 NET INTEREST INCOME

The following is a presentation of the Company’s net interest income for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income:
Interest from securities	$35,732	$53,387	$129,936	$156,261
Interest from commercial mortgage loans	12,571	22,674	41,837	69,506
Interest from commercial mortgage loan pools	9,901	12,779	30,249	38,445
Interest from cash and cash equivalents	27	558	454	2,540

Total interest income	58,231	89,398	202,476	266,752

Interest Expense:
Interest – securities	36,338	57,143	112,434	165,624

Total interest expense	36,338	57,143	112,434	165,624

Net interest income	$21,893	$32,255	90,042	$101,128

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. There is substantial doubt that the Company will be able to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

On September 15, 2009, the Company was notified by the New York Stock Exchange, Inc. (the “NYSE”) that the average per share price of the Company’s common stock (the “Common Stock”) was below the NYSE’s continued listing standard relating to minimum average share price (the “Price Condition”). Rule 802.01C of the NYSE’s Listed Company Manual requires that the average closing price of the Common Stock be no less than $1.00 per share over a consecutive 30 trading-day period.

Under the applicable rules and regulations of the NYSE, the Company had 10 business days from the receipt of the notice to notify the NYSE of its intent to cure the Price Condition deficiency. The Company has notified the NYSE that it intends to cure the Price Condition deficiency by effecting a reverse stock split, subject to stockholder approval. The notice provides that the Company must obtain stockholder approval by no later than its next annual meeting (scheduled on May 18, 2010) and must implement the reverse stock split promptly thereafter. If the Company has not cured the Price Condition deficiency by that date, the Common Stock will be subject to suspension and delisting by the NYSE. The Price Condition deficiency will be deemed cured if the Common Stock price at any time exceeds $1.00 per share and remains above $1.00 for the following 30 trading days.

The exact ratio of the reverse stock split will be determined based on the facts and circumstances at a later date.

The Common Stock will continue to be listed on the NYSE under the symbol “AHR” during this interim cure period, but will be assigned a “.BC” indicator by the NYSE to signify that the Company is not currently in compliance with the NYSE’s quantitative continued listing standards. The Company’s continued listing during this interim cure period is also subject to the Company’s compliance with other NYSE requirements and the NYSE’s right to reevaluate continued listing determinations, including if the Common Stock trades at levels viewed to be abnormally low over a sustained period of time. Although the Company intends to cure the Price Condition deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that it will be able to do so.

Effect of Market Conditions on the Company’s Business & Recent Developments

During 2008 (particularly in the fourth quarter) and early 2009, global economic conditions deteriorated, resulting in disruptions in the credit and capital markets, significant reductions in the market value of assets and a severe economic downturn globally. Although the capital markets have shown recent signs of stabilizing after a prolonged economic downturn and credit crisis, the Company’s assets linked to the U.S. and non-U.S. commercial real estate finance markets continue to be adversely affected as the market value of commercial real estate assets has not recovered and delinquencies have risen significantly for CMBS and commercial real estate loans. Liquidity and capital sources previously available to the Company began to decline during the second half of 2007, became scarce as 2008 progressed and are currently not available to the Company. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, based on the Company’s current liquidity situation, the Company is focused on negotiations with its secured lenders and unsecured noteholders to cure missed interest and amortization payments and continues to seek ways to refinance or restructure its indebtedness.

Current conditions in the commercial real estate market have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate loans and CMBS in which the Company has invested. These effects include:

•

Adverse impact on liquidity. As a result of a continued rise in delinquencies for commercial real estate loans and CMBS during 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the fourth quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. As a result of the decline in the cash flows from the Company’s assets, the Company was unable to make the full September 30, 2009 amortization payments required under its secured bank facilities for two of its three secured bank lenders. Pursuant to amendments to its secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company was only able to make the full required amortization payment under its facility with Morgan Stanley. In addition, separate and apart from the aforementioned amortization payment obligations, the Company was unable to make the entire amount of a monthly $1,250 amortization payment under its facility with Morgan Stanley due October 31, 2009. The Company has 90 days after the end of any applicable quarter to cure such aggregate amortization payment shortfall or an event of default will occur. During the cure period, all the cash flows from the Company’s assets are being diverted to a cash management account for the benefit of the Company’s secured bank lenders subject to limited exceptions approved by the secured bank lenders. In the event the secured bank lenders do not allow the Company access to the diverted cash flows, the Company will not be able to make payments due on its unsecured debt and will be unable to pay general and administrative expenses. As a result, the Company may default on its obligations under its unsecured debt and be unable to continue as a going concern. In addition, the Company’s current projections show that even if the Company cures the aggregate amortization payment shortfall by December 29, 2009 (i.e. within the 90-day period), the Company will not be able to make the required amortization payments for the quarter ended December 31, 2009 and will need to cure such shortfall by March 31, 2010 to avoid an event of default. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and increasing its cash flows. These efforts include the debt-for-equity exchanges and unsecured debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. No assurance can be given that the Company will be able to continue to effect exchanges and debt restructurings or that this endeavor will be successful.

•

Negative operating results during the nine months ended September 30, 2009 and the year ended December 31, 2008. For the nine months ended September 30, 2009, the Company incurred a net loss available to common stockholders of $(132,508) driven primarily by significant net realized and unrealized losses, the incurrence of a $(98,999) provision for loan losses and a significant decline in interest income due to rising delinquencies on the Company’s CMBS and commercial real estate loans. For the year ended December 31, 2008, the Company incurred a net loss available to common stockholders of $(258,050), driven primarily by significant net realized and unrealized losses, the incurrence of a $(165,928) provision for loan losses and a loss from equity investments of ($53,630).

•

Substantial doubt about the ability to continue as a going concern. Substantial doubt continues to exist about the Company’s current ability to continue as a going concern. The Company’s independent registered public accounting firm issued an opinion on the Company’s December 31, 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its secured bank lenders raised substantial doubt about the Company’s ability to continue as a going concern.

•

Other matters. Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s operating earnings (as defined in the applicable credit facility) will not be less than a specified amount at quarter end. The Company was in breach of this covenant at September 30, 2009. See Note 11 of the consolidated financial statements, “Borrowings”, for further discussion. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (“Holdco 2”) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, BlackRock Financial Management, Inc. (the “Manager”)) of the shares of common stock of Carbon Capital II, Inc. (“Carbon II”) securing such facility. As of February 28, 2009, 60% of the market value of such shares was less than the loan balance. As of September 30, 2009, 60% of the fair market value of such shares declined to approximately $16,689 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived the Company’s failure to repay borrowings in accordance with this covenant until April 1, 2009 and subsequently extended this waiver until January 22, 2010. Additionally, on October 30, 2009, the Company did not make interest payments due on such date on its outstanding $13,750 aggregate principal amount of 7.22% senior unsecured notes due 2016, its outstanding $15,000 aggregate principal amount of 7.772%-to-floating rate senior unsecured notes due 2017 and its outstanding $37,500 aggregate principal amount of 8.1275%-to-floating rate senior unsecured notes due 2017. Under the indentures governing each of these notes, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. Unless the secured bank lenders allow the Company to access some of the cash flow currently being diverted into the cash management account or the holders of these notes agree to a refinancing or agree to waive the defaults, the Company will not be able to make interest payments on these notes and events of default will occur on November 30, 2009. An event of default under these notes, absent a waiver, would trigger cross-default and cross-acceleration provisions in the Company’s secured bank facilities and its credit facility with Holdco 2 and, if any such debt were accelerated, would trigger a cross-acceleration provision in the Company’s convertible notes indenture. If such acceleration were to occur, the Company would not have sufficient liquid assets available to repay such accelerated indebtedness and, unless the Company was able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

•

Elimination of dividends. The Company’s Board of Directors (the “Board of Directors”) has not declared any dividend on the Common Stock and the Company’s preferred stock during 2009. The Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock, if such cash is available, to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Pursuant to each indenture the Company entered into or amended in connection with the restructuring of its junior unsecured subordinated debt and senior unsecured notes in May 2009, July 2009 and October 2009, until the earlier of (i) four years after such indenture was entered into or amended and (ii) in the case of the junior unsecured subordinated indentures, the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, or, in the case of the senior unsecured indentures, the date on which the outstanding aggregate principal amount of such senior secured loans is less than or equal to $4,000, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of $2,500 in the aggregate and are in the form of its common stock to the maximum extent permissible to maintain its REIT status (the “Permitted Distribution”), and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders. To the extent the Company is required to and permitted to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock. In addition, the terms of the Company’s preferred stock require the Company to pay preferred stock dividends in cash only.

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

Of the above-mentioned collateral quality tests, the weighted average rating test and the vector model test have several implications to the CDO. These tests are primarily impacted when credit rating agencies downgrade the underlying CDO collateral. In addition to the Manager’s ability to trade securities in the portfolio, ratings downgrades by either Moody’s or Fitch of assets in the Company’s CDOs can negatively impact compliance with the overcollateralization tests when an asset is downgraded to Caa3 or below. The Company is permitted to actively manage the Euro CDO collateral pool to facilitate compliance with this test through end of February 2012, the reinvestment period. After the reinvestment period, there are limited circumstances under which trades can be executed. However, the Company’s ability to remain in compliance is limited by the amount of securities held outside of the Euro CDO and also by the Company’s inability to purchase new assets given its liquidity position.

The chart below is a summary of the Company’s CDO compliance tests as of September 30, 2009. During the second quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio. As a result, there were more assets rated CCC or lower, which have implications on the results of the over-collateralization tests. In addition, several assets were rated CC or lower, which places these assets into default according the CDO documents. The combination of these factors is causing the Euro CDO to fail the overcollateralization tests for all of its classes.

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

Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. Since the Euro CDO’s preferred shares are pledged to one of the Company’s secured lenders, the cash flow available to pay down the lender’s outstanding balance will be reduced. Below is a summary of each of the Company’s CDO compliance tests as of September 30, 2009.

Cash Flow Triggers	CDO I	CDO II	CDO III	Euro CDO
Overcollateralization
Current	125.9%	126.0%	118.4%	80.5%
Trigger	115.6%	113.2%	108.9%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail
Interest Coverage/ Interest Reinvestment (Euro CDO)
Current	206.5%	168.8%	305.3%	80.5%
Trigger	108.0%	117.0%	111.0%	116.4%
Pass/Fail	Pass	Pass	Pass	Fail

Collateral Quality Tests	CDO I	CDO II	CDO III	Euro CDO
Weighted Average Life Test
Current	N/A	N/A	N/A	3.25
Trigger	N/A	N/A	N/A	7.25
Pass/Fail	N/A	N/A	N/A	Pass
Minimum Weighted Average Recovery Rate Test				Moody’s
Current	N/A	N/A	N/A	25.1%
Trigger	N/A	N/A	N/A	18.0%
Pass/Fail	N/A	N/A	N/A	Pass
Vector Model Test				Fitch
Pass/Fail	N/A	N/A	N/A	Fail
Weighted Average Rating Factor Test				Moody’s
Current	N/A	N/A	N/A	2385
Trigger	N/A	N/A	N/A	2740
Pass/Fail	N/A	N/A	N/A	Pass

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

The CMBS that receive principal payments last are generally rated below investment grade (BB+ or lower) or non-rated. As the last to receive principal, these CMBS are also the first to absorb any credit losses incurred in the pool of underlying mortgage loans. Typically, the principal amount of these below investment grade classes represents 2.0% to 5.0% of the principal of the entire pool of underlying mortgage loans. The investor that owns the lowest rated or non-rated CMBS class is designated as the controlling class representative for the underlying pool of mortgage loans. This designation allows the holder to assert a significant degree of influence over any workouts or foreclosures on any of the underlying mortgage loans that have defaulted. These securities are generally issued with a high yield to compensate for the credit risk inherent in owning the CMBS class that is the first to absorb losses. At September 30, 2009, the Company owned 39 controlling class trusts in which the Company is in the first loss position.

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

The following table illustrates the mix of the Company’s asset types at September 30, 2009 and December 31, 2008:

	Carrying Value at
	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial real estate securities(1)	$856,088	34.3%	$935,963	33.6%
Commercial real estate loans(2)	688,116	27.6	823,777	29.5
Commercial mortgage loan pools(3)	939,646	37.7	1,022,105	36.6
Commercial real estate equity(4)	9,350	0.4	9,350	0.3

Total commercial real estate assets	2,493,200		2,791,195	100.0

Residential mortgage-backed securities	11	—	787	—

Total	$2,493,211	100.0%	$2,791,982	100.0%

(1)	Includes equity investment in AHR JV.
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

(3)	Represents a Controlling Class CMBS that is consolidated for accounting purposes. See Note 7 of the consolidated financial statements.
(4)	Represents equity investment in Dynamic India Fund IV.

The Company did not purchase any securities or loans during the nine months ended September 30, 2009.

Summary of Commercial Real Estate Assets by Local Currency

A summary of the Company’s commercial real estate assets at carrying values in local currencies at September 30, 2009 is as follows:

	Commercial Real Estate Securities(2)		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
United States Dollar (“USD”)		$765,239		$204,752		—	$939,646		$1,909,637	$1,909,637	76.6%
Great British Pound (“GBP”)		£3,429		£43,580		—	—		£47,009	75,183	3.0%
Euro (“EUR”)		€17,108		€290,921		—	—		€308,029	450,247	18.1%
Canadian Dollar (“CAD”)	C$	60,290	C$	6,272		—	—	C$	66,562	62,018	2.5%
Japanese Yen (“JPY”)		¥374,580		—		—	—		¥374,580	4,184	0.2%
Swiss Franc (“CHF”)		—	CHF	23,848		—	—	CHF	23,848	22,982	0.9%

Indian Rupee (“INR”)		—		—	Rs	446,931	—	Rs	446,931	9,350	0.4%

General loan loss reserve		—		$(40,401)		—	—		$(40,401)	(40,401)	(1.7)

Total USD Equivalent		$856,088		$688,116		$9,350	$939,646		$2,493,200	$2,493,200	100.0%

(1)	Includes the Company’s investments in the Carbon Funds of $19,560 at September 30, 2009.
(2)	Includes the Company’s investment in AHR JV of $299 at September 30, 2009.

A summary of the Company’s commercial real estate assets at carrying values in local currencies at December 31, 2008 is as follows:

	Commercial Real Estate Securities		Commercial Real Estate Loans (1)		Commercial Real Estate Equity		Commercial Mortgage Loan Pools	Total Commercial Real Estate Assets		Total Commercial Real Estate Assets (USD)	% of Total
USD		$805,573		$264,219		—	$1,022,105		$2,091,897	$2,091,897	74.9%
GBP		£9,321		£43,662		—	—		£52,983	76,176	2.8%
EUR		€40,826		€352,649		—	—		€393,475	546,947	19.6%
CAD	C$	62,660	C$	6,285		—	—	C$	68,945	55,849	2.0%
JPY		¥859,457		—		—	—		¥859,457	9,482	0.3%
CHF		—	CHF	23,976		—	—	CHF	23,976	22,527	0.8%

INR		—		—	Rs	455,532	—	Rs	455,532	9,350	0.3%

General loan loss reserve		—		(21,033)		—	—		(21,033)	(21,033)	(0.7)

Total USD Equivalent		$935,963		$823,777		$9,350	$1,022,105		$2,791,195	$2,791,195	100.0%

(1)	Includes the carrying value of the Company’s investment in AHR JV of $448 at December 31, 2008.
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

The Company has foreign currency rate exposures related to certain CMBS and commercial real estate loans. The Company’s principal currency exposures are to the Euro, British pound and Canadian dollar. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing local currency-denominated financings on its foreign investments. In January 2009, the Company substantially reduced the use of such instruments in an effort to avoid cash outlays on the mark-to-market of these instruments. The Company has been primarily focused on preserving cash to pay down secured lenders and maintaining these hedges creates unpredictable cash flows as currency values move in relation to each other. Foreign currency gains (loss) were $11,946 and $(2,913) for the nine months ended September 30, 2009 and 2008. Included in accumulated other comprehensive loss was a $13,155 gain on foreign currency translation. As a result, the Company’s foreign currency exposure for the nine months ended September 30, 2009 resulted in a net economic gain of $25,101.

Commercial Real Estate Assets Portfolio Activity

The following table details the par value, carrying value, adjusted purchase price, and expected yield of the Company’s commercial real estate securities included in as well as outside of the Company’s CDOs at September 30, 2009. The dollar price (“Dollar Price”) represents the estimated fair value or adjusted purchase price of a security, respectively, relative to its par value.

Commercial real estate securities outside CDOs	Par	Estimated Fair Value		Dollar Price	Adjusted Purchase Price	Dollar Price	Loss Adjusted Yield
Investment grade CMBS	$109,970	$34,769	(1)	32.57	$47,062	$42.80	7.88%
CMBS rated BB+ to B	275,066	42,008		15.27	62,864	22.85	22.99%
CMBS rated B– or lower	825,231	31,472		3.65	72,489	8.62	14.16%
CDO investments	309,332	9,024		2.92	6,063	1.96	24.02%
CMBS interest only securities (“CMBS IOs”)	31,819	2,764		8.69	250	0.79	373.82%

Total commercial real estate securities outside CDOs	1,551,418	120,037		7.72	188,728	12.08	16.33%

Commercial real estate securities included in CDOs
Investment grade CMBS	678,829	458,415		65.53	562,373	86.94	19.19%
Investment grade REIT debt	130,907	130,834		99.94	131,706	100.61	5.72%
CMBS rated BB+ to B	471,225	104,937		22.27	173,513	36.82	19.67%
CMBS rated B– or lower	378,728	22,538		5.95	31,754	8.38	51.77%
CDO investments	4,050	2,106		52.00	2,034	50.22	29.30%
Credit tenant lease	22,172	17,220		77.66	22,748	102.59	5.63%

Total commercial real estate securities included in CDOs	1,685,911	736,050		43.66	924,128	56.47	18.17%

Total commercial real estate securities	$3,237,329	$856,087		$26.44	$1,112,856	$35.19	17.86%

(1)	Includes the Company’s investment in AHR JV of $299 at September 30, 2009.

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

The Company’s CDO offerings allow the Company to match fund its commercial real estate portfolio by issuing long-term debt to finance long-term assets. The CDO debt is non-recourse to the Company; therefore, the Company’s losses are limited to its equity investment in the CDO. The CDO debt is also partially hedged to protect the Company from an increase in short-term interest rates. At September 30, 2009, 63% of the estimated fair value of the Company’s subordinated CMBS was match funded within the Company’s CDOs in this manner. The Company retained 100% of the equity of CDOs I, II, III, HY3 and Euro (each as defined below) and recorded the transactions on its consolidated financial statements as secured financings.

The table below summarizes the Company’s CDO collateral and debt at September 30, 2009.

	Collateral at September 30, 2009		Debt at September 30, 2009
	Adjusted Purchase Price	Loss Adjusted Yield	Adjusted Issue Price	Weighted Average Cost of Funds *	Net Spread
CDO I	$330,572	12.82%	$338,697	3.96%	8.86%
CDO II	251,363	10.38	232,404	3.74	6.64
CDO III	286,546	9.53	352,926	2.22	7.31
CDO HY3	183,551	15.97	370,324	2.81	13.16
Euro CDO	319,535	8.21	359,573	1.87	6.34

Total **	$1,371,567	11.04%	$1,653,924	2.85%	8.19%

*	Weighted average cost of funds is the current cost of funds plus hedging expenses.
**	The Company chose not to sell $12,500 of par of Euro CDO debt rated BB.

Real Estate Credit Profile of Below Investment Grade CMBS

The Company views its below investment grade CMBS investment activity as two portfolios: Controlling Class CMBS and other below investment grade CMBS. The Company considers the CMBS securities where it maintains the right to influence the foreclosure/workout process on the underlying loans its controlling class CMBS (“Controlling Class”). The distinction between the two is in the rights the Company obtains with its investment in Controlling Class CMBS. Controlling Class rights allow the Company to influence the workout and/or disposition of defaults that occur in the underlying loans. These securities absorb the first losses realized in the underlying loan pools. The coupon payment on the non-rated security also can be reduced for special servicer fees charged to the trust. The next highest rated security in the structure then generally will be downgraded to non-rated and become the first to absorb losses and expenses from that point on. At September 30, 2009, the Company owned 39 trusts where it is in the first loss position and is designated as the controlling class representative by owning the lowest rated or non-rated CMBS class. The total par of the U.S. and Canadian dollar denominated loans underlying these securities was $56,106,168. At September 30, 2009, subordinated Controlling Class CMBS with a par of $1,577,403 were included on the Company’s consolidated statement of financial condition and subordinated Controlling Class CMBS with a par of $677,275 were held as collateral by CDO HY1 and CDO HY2.

The Company’s other below investment grade CMBS have more limited rights associated with its ownership to influence the workout and/or disposition of underlying loan defaults. The total par of the Company’s other below investment grade CMBS at September 30, 2009 was $346,576; the average credit protection, or subordination level, of this portfolio was 1.04%.

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at September 30, 2009 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$113,149	$34,136	$30.2	$48,100	$42.5	6.3%
BB	108,667	20,207	18.6	31,509	29.0	4.4%
BB-	67,575	16,599	24.6	23,120	34.2	2.5%
B+	54,505	7,894	14.5	11,934	21.9	2.4%
B	119,286	14,594	12.2	18,997	15.9	7.3%
B-	110,593	7,137	6.5	12,113	11.0	2.3%
CCC+	78,447	6,736	8.6	10,516	13.4	1.8%
CCC	146,598	10,691	7.3	9,304	6.3	2.7%
CCC-	113,240	5,577	4.9	8,411	7.4	2.0%
CC	29,500	295	1.0	438	1.5	1.1%
C	500	20	4.0	—	—	1.3%
NR	635,343	18,241	2.9	26,444	4.2	n/a

Total	$1,577,403	$142,127	$9.0	$200,886	$12.7

The Company’s investment in its subordinated Controlling Class CMBS securities by credit rating category at December 31, 2008 was as follows:

	Par	Estimated Fair Value	Dollar Price	Adjusted Purchase Price	Dollar Price	Weighted Average Subordination Level
BB+	$233,572	$44,258	$18.9	$109,903	$47.1	4.4%
BB	164,824	24,211	14.7	76,874	46.6	3.5%
BB-	172,505	33,158	19.2	85,802	49.7	5.1%
B+	103,712	10,690	10.3	39,907	38.5	2.1%
B	116,465	11,187	9.6	44,990	38.6	2.2%
B-	125,165	8,499	6.8	36,035	28.8	4.0%
CCC+	50,364	2,817	5.6	12,432	24.7	0.9%
CCC	35,592	1,470	4.1	11,582	32.5	0.8%
CC	12,643	253	2.0	2,084	16.5	0.3%
NR	528,724	25,703	4.9	89,462	16.9	n/a

Total	$1,543,566	$162,246	$10.5	$509,071	$32.9

During the nine months ended September 30, 2009, the loan pools were paid down by $957,112. Pay down proceeds are distributed to the highest rated CMBS class first and reduce the percent of total underlying collateral represented by each rating category.

As the portfolio matures and expected losses occur, subordination levels of the lower rated classes of a CMBS investment will be reduced. This may cause the lower rated classes to be downgraded, which would negatively affect their estimated fair value. Reduced estimated fair value would negatively affect the Company’s ability to finance any such securities that are not financed through a CDO or similar matched funding vehicle. In some cases, securities held by the Company may be upgraded to reflect seasoning of the underlying collateral and thus would increase the estimated fair value of the securities. During the nine months ended September 30, 2009, one security in one of the Company’s Controlling Class CMBS was upgraded by at least one rating agency and 114 securities in 16 Controlling Class CMBS were downgraded. Additionally, at least one rating agency upgraded seven of the Company’s non-Controlling Class commercial real estate securities and downgraded 43.

As part of its underwriting process, the Company assumes a certain amount of loans will incur losses over time. In performing continuing credit reviews on the 39 Controlling Class trusts, the Company estimates that specific losses totaling $1,975,397 related to principal of the underlying loans will not be recoverable, of which $1,618,809 is expected to occur over the next five years. The total loss estimate of $1,975,397, 3.5% of the total underlying loan pools at September 30, 2009, increased from $1,046,949, 1.8% of the underlying loan pool at December 31, 2008. The Company reviews its loss assumptions every quarter using updated payment and debt service coverage information on each loan in the context of economic trends on both a national and regional level.

The Company considers delinquency information from the Barclays Capital Conduit Guide to be the most relevant benchmark to measure credit performance and market conditions applicable to its Controlling Class CMBS holdings. The Company owns Controlling Class CMBS issued in 1998, 1999, and 2001 through 2007. Comparable delinquency statistics referenced by vintage year as a percentage of par outstanding at September 30, 2009 are shown in the table below:

		Delinquencies Outstanding
Vintage Year	Underlying Collateral	Weighted average Delinquency	Maximum Delinquency Percentage	Minimum Delinquency Percentage	Barclays Capital Conduit Guide
1998	$1,144,360	15.7%	50.8%	0.0%	9.7%
1999	181,974	9.0	9.0	9.0	11.5%
2001	782,199	4.0	4.0	4.0	5.1%
2002	840,655	2.2	2.2	2.2	2.4%
2003	1,687,406	3.3	5.6	1.2	3.8%
2004	5,556,454	3.5	7.8	0.6	4.9%
2005	11,613,095	3.4	8.3	0.1	5.1%
2006	13,521,777	5.2	7.9	2.4	5.6%
2007	20,778,248	7.6	13.0	3.4	4.9%

Total	$56,106,168	5.6%			5.2%*

*	Weighted average based on current principal balance.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a discussion of how delinquencies and loan losses affect the Company.

The following table sets forth certain information related to the aggregate principal balance and payment status of delinquent commercial mortgage loans underlying the Controlling Class CMBS held by the Company at September 30, 2009:

	September 30, 2009
	Principal	Number of Loans	% of Collateral
Past due 30 days to 59 days	$526,997	41	0.9%
Past due 60 days to 89 days	536,995	31	1.0
Past due 90 days or more	2,071,068	154	3.7
Real Estate owned	22,606	12	0.0
Foreclosure	—	2	0.0

Total Delinquent	3,157,666	240	5.6

Total Collateral Balance	$56,106,168	4,312

Of the 240 delinquent loans at September 30, 2009, 12 loans were real estate owned and being marketed for sale, 2 loans were in foreclosure and the remaining 226 loans were in some form of workout negotiations. The Controlling Class CMBS owned by the Company have a delinquency rate of 5.6%. During 2009, the underlying collateral experienced early payoffs of $957,112 representing 1.7% of the quarter-end pool balance. These loans were paid off at par with no loss. Aggregate losses related to the underlying collateral of $33,566 were realized during the nine months ended September 30, 2009. This brings cumulative realized losses to $181,312, which is 8.4% of total estimated losses. These losses include special servicer and other workout expenses. Realized losses and special servicer expenses are expected to increase on the underlying loans as the portfolio matures.

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

The Company manages its credit risk through disciplined underwriting, diversification, active monitoring of loan performance and exercise of its right to influence the workout process for delinquent loans as early as possible. The profile of the loans underlying the Company’s CMBS by property type at September 30, 2009 was as follows:

	September 30, 2009 Exposure
Property Type	Collateral Balance	% of Total
Office	$19,201,867	34.2%
Retail	15,971,209	28.5
Multifamily	11,869,572	21.2
Industrial	4,294,746	7.7
Lodging	3,968,229	7.1
Healthcare	321,622	0.6
Other	478,923	0.9

Total	$56,106,168	100%

The Company’s CMBS interest income, calculated in accordance with ASC 325-40, Investments – Other (“ASC 325-40”)( Emerging Issues Task Force Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets), is computed based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. This is the primary difference between the Company’s income in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and taxable income.

Commercial Real Estate Loan Activity

The Company’s commercial real estate loan portfolio consists of larger transactions located in metropolitan markets located in the United States and Europe, as compared to the typical loan in the CMBS portfolio.

During the nine months ended September 30, 2009, the Company did not fund any additional commercial real estate loan investments and received repayments of commercial real estate loans in the aggregate amount of $31,214. In June of 2009, the Company sold one commercial real estate loan for $4,299, resulting in a loss of $9,079.

The Company recorded a provision for loan losses of $98,999 for the nine months ended September 30, 2009. This provision relates to six loans with an aggregate principal balance of $190,017 and accrued interest of $702 (€501) as well as a general reserve of $18,356. The loans are in various stages of resolution and due to the estimated reduction in value of the underlying collateral below the principal balance of the loans, the Company believes the full collectability of the loans is not probable. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The Company invests in the Carbon Funds, which also invest in commercial real estate loans. For the three and nine months ended September 30, 2009, respectively, the Company recorded a net loss $2,624 and $21,312 related to the Carbon Funds. The investment periods for the Carbon Funds have expired and as repayments continue to occur, capital will be returned to investors.

The Company’s investments in the Carbon Funds are as follows:

	September 30, 2009	December 31, 2008
Carbon I	$1,710	$1,713
Carbon II	17,850	39,158

	$19,560	$40,871

All of the shares of Carbon II common stock owned by the Company are pledged under the Company’s credit facility with Holdco 2. Pursuant to such facility’s credit agreement, Holdco 2 has the option to purchase such shares.

Commercial Real Estate

The Company has an indirect investment in a commercial real estate development fund located in India. At September 30, 2009, the Company’s capital commitment was $11,000, of which $9,350 had been drawn. The entity conducts its operations in the local currency, Indian Rupees.

II. Results of Operations

Interest Income: The following tables set forth information regarding interest income from certain of the Company’s interest-earning assets.

	For the Three Months Ended September 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$28,883	$43,809	$(14,926)	(34.1)%
Commercial real estate loans	3,879	8,267	(4,388)	(53.1)
Commercial mortgage loan pools	9,901	12,779	(2,878)	(22.5)
Cash and RMBS	157	208	(51)	(24.5)

Total U.S. interest income	42,820	65,063	(22,243)	(34.2)%

Non-U.S dollar denominated income
Commercial real estate securities	6,650	9,564	(2,914)	(30.5)
Commercial real estate loans	8,692	14,408	(5,716)	(39.7)
Cash and cash equivalents	69	363	(294)	(81.0)

Total non-U.S. dollar denominated interest income	15,411	24,335	(8,924)	(36.7)%

Total Interest Income	$58,231	$89,398	$(31,167)	(34.9)%

	For the Nine Months Ended September 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated income
Commercial real estate securities	$107,757	$128,529	$(20,772)	(16.2)%
Commercial real estate loans	12,636	24,635	(11,999)	(48.7)
Commercial mortgage loan pools	30,249	38,445	(8,196)	(21.3)
Cash and RMBS	351	1,669	(1,318)	(79.0)

Total U.S. interest income	150,993	193,278	(42,285)	(21.9)%

Non-U.S dollar denominated income
Commercial real estate securities	21,910	27,644	(5,734)	(20.7)
Commercial real estate loans	29,201	44,871	(15,670)	(34.9)
Cash and cash equivalents	372	959	(587)	(61.2)

Total non-U.S. dollar denominated interest income	51,483	73,474	(21,991)	(30.0)%

Total Interest Income	$202,476	$266,752	$(64,276)	(24.1)%

U.S. dollar denominated income

For the three and nine months ended September 30, 2009 versus 2008, interest income from U.S. dollar denominated assets decreased $22,243, or 34.2% and $42,285 or 21.9%. Interest income for commercial real estate securities declined $14,926, or 34.1%, for the three months ended September 30, 2009 and $20,772 or 16.2% for the nine months ended September 30, 2009, primarily as a result of a continued rise in delinquencies related to CMBS during 2009 as well as certain Investment grade REIT debt investments that were tendered by the issuer. For the three and nine months ended September 30, 2009, the impact of the rise in CMBS delinquencies was approximately $11,500 and $14,900, respectively. The impact from the tender offers for the Investment grade REIT debt for the three and nine months ended September 30, 2009 was approximately $1,100 and $2,700, respectively. Interest income on commercial real estate loans decreased $4,388 or 53.1% for the three months ended September 30, 2009 and $11,999 or 48.7% for the nine months ended September 30, 2009 due primarily to non-accrual status of several commercial real estate loans. For the three and nine months ended September 30, 2009, the impact of the non-accrual status of several commercial real estate loans was approximately $4,200 and $11,500, respectively. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

Non-U.S. dollar denominated income

For the three and nine months ended September 30, 2009 versus 2008, interest income from non-U.S. dollar denominated assets decreased $8,924, or 36.7% and $21,991 or 30.0%. Interest income on commercial real estate loans decreased $5,716 or 39.7%, for the three months ended September 30, 2009 and $15,670 or 34.9% for the nine months ended September 30, 2009 due primarily to non-accrual status of several commercial real estate loans and the decline in non-U.S. dollar denominated short-term rates during 2008 and through the second quarter of 2009. For the three and nine months ended September 30, 2009, the impact of the non-accrual status of several commercial real estate loans was approximately $2,500 and $6,100, respectively. The impact of the decline in non-U.S. dollar denominated short-term rates were $4,200 and $10,900, respectively. The decline in income due to non-accrual status and the decline in short-term rates were offset by additional income from a loan that was transferred from Anthracite International JV of $1,181 and $3,362 for three and nine months ended September 30, 2009, respectively. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans,” for further discussion.

The following table reconciles interest income and total income for the three months ended September 30, 2009 and 2008:

	For the three months ended September 30,		Variance
	2009	2008	Amount	%
Interest income	$58,231	$89,398	$(31,167)	(34.9)%
Earnings from JVs	20	1,095	(1,075)	(98.2)
Loss from Carbon I	(3)	—	(3)	.0
Earnings (loss) from Carbon II	(2,621)	1,972	(4,593)	(232.9)

Total Income	$55,627	$92,465	$(36,838)	(39.8)%

The following table reconciles interest income and total income for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,		Variance
	2009	2008	Amount	%
Interest income	$202,476	$266,752	$(64,276)	(24.1)%
Earnings from JVs	17	1,063	(1,046)	(98.2)
Earnings (loss) from Carbon II	(21,308)	1,372	(22,680)	(1653.1)
Earnings from Carbon I	(3)	75	(78)	(104.0)

Total Income	$181,182	$269,262	$(88,080)	(32.7)%

For the three and nine months ended months ended September 30, 2009, the Company’s share of Carbon II’s net loss was $2,624 and $21,312, respectively. The increase in the net loss in 2009 is primarily the result of Carbon II establishing a loan loss reserve of $3,592 and $70,983 for the three and nine months ended September 30, 2009, respectively. The Company incurs its share of Carbon II’s operating results through its approximately 26% ownership interest.

Interest Expense: The following table sets forth information regarding the total amount of interest expense from certain of the Company’s borrowings and cash flow hedges for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$9,965	$18,109	$(8,144)	(45.0)%
Commercial real estate securities	2,407	2,727	(320)	(11.7)
Commercial real estate loans	652	929	(277)	(29.9)
Commercial mortgage loan pools	10,029	12,089	(2,060)	(17.0)
Senior unsecured convertible notes	2,420	2,874	(454)	(15.8)
Senior unsecured notes	3,089	3,072	17	(0.6)
Junior unsecured subordinated notes	1,763	—	1,763	100.0
Junior subordinated notes to subsidiary trusts issuing preferred securities (“TruPS”)	323	3,354	(3,031)	(90.4)
Equity investments	356	287	69	24.0
Cash flow hedges	354	276	78	28.4
Hedge ineffectiveness	—	770	(770)	(100.0)

Total U.S. Interest Expense	$31,358	$44,487	$(13,129)	(29.5)%

Non-U.S. dollar denominated interest expense
Euro CDO	1,797	$5,880	(4,083)	(69.4)
Commercial real estate securities	1,074	3,082	(2,008)	(65.2)
Commercial real estate loans	1,650	2,260	(610)	(27.0)
Junior unsecured subordinated notes	459	1,434	(975)	(68.0)

Total Non- U.S. Interest Expense	$4,980	$12,656	$(7,676)	(60.7)%

Total Interest Expense	$36,338	$57,143	$(20,805)	(36.4)%

	For the nine months ended September 30,		Variance
	2009	2008	Amount	%
U.S. dollar denominated interest expense
Collateralized debt obligations	$30,947	$51,830	$(20,883)	(40.3)%
Commercial real estate securities	6,824	8,453	(1,629)	(19.3)
Commercial real estate loans	1,531	3,203	(1,672)	(52.2)
Commercial mortgage loan pools	30,426	36,480	(6,054)	(16.6)
Residential mortgage-backed securities	—	45	(45)	(100.0)
Senior unsecured convertible notes	8,007	8,501	(494)	(5.8)
Senior unsecured notes	9,280	9,147	133	1.5
Junior unsecured subordinated notes	2,679	—	2,679	100.0
TruPS	3,162	9,949	(6,787)	(68.2)
Equity investments	1,175	500	675	135.0
Cash flow hedges	1,903	1,159	744	64.2
Hedge ineffectiveness	(64)	(534)	470	(88.1)

Total U.S. Interest Expense	$95,870	$128,733	$(32,863)	(25.5)%

Non-U.S. dollar denominated interest expense
Euro CDO	6,890	$16,578	(9,688)	(58.4)
Commercial real estate securities	3,926	9,271	(5,345)	(57.7)
Commercial real estate loans	4,463	6,838	(2,375)	(34.7)
Junior unsecured subordinated notes	1,285	4,204	(2,919)	(69.4)

Total Non- U.S. Interest Expense	$16,564	$36,891	(20,327)	(55.1)%

Total Interest Expense	$112,434	$165,624	$(53,190)	(32.1)%

U.S dollar denominated interest expense

For the three and nine months ended September 30, 2009 versus September 30, 2008, U.S. dollar interest expense related to collateralized debt obligations declined $8,144, or 45.0% and $20,883, or 40.3%. The decline was caused primarily by the significant decline in U.S. dollar denominated short-term rates during 2008.

For the three and nine months ended September 30, 2009 versus September 30, 2008, respectively, U.S. dollar interest expense related to junior unsecured subordinated notes increased by $1,763 and $2,679 respectively, or 100.0% from zero in the prior year. For the three and nine months ended September 30, 2009 versus September 30, 2008, respectively, U.S. dollar interest expense related to TruPS decreased by $3,947, or 117.7% and $6,787, or 68.2%. The increase in interest expense related to junior unsecured subordinated notes and the decrease in interest expense related to TruPS was caused primarily by the restructuring of the Company’s unsecured debt whereby TruPS was exchanged for junior unsecured subordinated notes. See Note 11 of the consolidated financial statements, “Borrowings”.

Non-U.S. dollar denominated interest expense

For the three and nine months ended September 30, 2009 versus 2008, non-U.S. dollar interest expense decreased $7,676, or 60.7% and $20,327 or 55.1%. The decrease was due primarily to reduction in borrowings under the Company’s secured facilities and the decline in non-U.S. dollar denominated short-term rates during 2008 and the first and second quarter of 2009.

For the three and nine months ended September 30, 2009 versus September 30, 2008, respectively, non-U.S. dollar interest expense related to junior unsecured subordinated notes decreased by $975, or 68.0% and $2,919, or 69.4%. The decrease in interest expense related to junior unsecured subordinated notes was caused primarily by the restructuring of the Company’s unsecured debt whereby €37,500 of new notes were exchanged for €30,000 of junior unsecured subordinated notes. See Note 11 of the consolidated financial statements, “Borrowings”.

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

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Interest income (as reported)	$58,231	$89,398	$202,476	$266,752
Interest expense (as reported)	$36,338	$57,143	$112,434	$165,624
Net interest income ratios (as reported)
Net interest margin	3.3%	2.8%	3.7%	2.8%
Average yield	8.7%	7.7%	8.4%	7.3%
Cost of funds	4.2%	5.6%	4.2%	5.3%
Net interest spread	4.5%	2.1%	4.2%	2.0%
Ratios including income from equity investments (as reported)
Net interest margin	2.3%	3.0%	2.8%	2.8%
Average yield	7.7%	7.8%	7.4%	7.2%
Cost of funds	4.2%	5.6%	4.2%	5.3%
Net interest spread	3.4%	2.2%	3.2%	1.9%

Non-GAAP Disclosure: Adjusted interest income and adjusted interest expense amounts exclude income and expense related to the gross-up effect of the consolidation of a VIE that includes commercial mortgage loan pools.

The following charts reconcile interest income and expense to adjusted interest income and adjusted interest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$58,231	$89,398	$202,476	$266,752
Interest expense related to the consolidation of commercial mortgage loans pools	(10,029)	(12,089)	(30,426)	(36,480)

Adjusted interest income	$48,202	$77,309	$172,050	$230,272

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense	$36,338	$57,143	$112,434	$165,624
Interest expense related to the consolidation of commercial mortgage loan pools	(10,029)	(12,089)	(30,426)	(36,480)

Adjusted interest expense	$26,309	$45,054	$82,008	$129,144

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Adjusted interest income (non-GAAP)	$48,202	$77,309	$172,050	$230,272
Adjusted interest expense (non-GAAP)	$26,309	$45,054	$82,008	$129,144
Adjusted net interest income ratios (non-GAAP)
Net interest margin	5.1%	4.6%	5.4%	4.5%
Average yield	11.1%	10.9%	10.3%	10.3%
Cost of funds	4.2%	6.3%	4.2%	5.9%
Net interest spread	6.9%	4.6%	6.0%	4.4%
Ratios including income from equity investments (non-GAAP)
Net interest margin	3.5%	5.0%	4.0%	4.4%
Average yield	9.5%	10.9%	8.9%	10.0%
Cost of funds	4.2%	6.3%	4.2%	5.9%
Net interest spread	5.3%	4.6%	4.6%	4.1%

During 2009, income from interest earning assets declined due to the rise in delinquencies related to CMBS, the non-accrual status of several commercial real estate loans and the decline in short-term rates for assets with floating rate interest payments. Also during 2009, the cost of funds decreased due to the decline in short term borrowing rates and the restructuring of the Company’s unsecured debt. See Note 11 of the consolidated financials statements, “Borrowings”.

Other Expenses: Expenses other than interest expense consist primarily of management fees, incentive fees and general and administrative expenses. The table below summarizes those expenses for the three and nine months ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended September 30,		Variance
	2009	2008	Amount	%
Management fee	$1,817	$3,050	$(1,233)	(40.4)%.
Incentive fee – stock based	184	382	(198)	(51.8)%
General and administrative expense	2,318	2,025	293	(14.5)%

Total other expenses	$4,319	$5,457	$(1,138)	(20.9)%

	For the nine months ended September 30,		Variance
	2009	2008	Amount	%
Management fee	$5,901	$9,286	$(3,385)	(36.5)%
Incentive fee	—	11,879	(11,879)	(100.0)%
Incentive fee – stock based	490	1,426	(936)	(65.6)%
General and administrative expense	11,284	5,706	5,578	97.8%

Total other expenses	$17,675	$28,297	$(10,622)	(37.6)%

Management fees were based on 0.50% of average quarterly stockholders’ equity through March 31, 2008. The Company’s 2008 Management Agreement included a change from the 2007 Management Agreement in the quarterly base management fee from 0.50% of stockholders’ equity to 0.375% for the first $400,000 in average total stockholders’ equity, 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800,000. The decrease in 2009 of $3,385 or 36.5%, from 2008 corresponds primarily with the changes in the Company’s average stockholders’ equity. The Manager earned an incentive fee of $11,879 for the nine months ended September 30, 2008 as the Company achieved the necessary performance goals specified in the Management Agreement. The decrease in incentive fee-stock based of $936 for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 was due to the decline in the market price of the Common Stock. The fee is based on the number of shares of Common Stock outstanding as of each year end. The Company accrues the incentive fee – stock based expense each quarter based on the shares outstanding at the end of the quarter. See Note 15 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties,” for further discussion of the Company’s Management Agreement.

General and administrative expense is comprised of accounting agent fees, custodial agent fees, directors’ fees and expenses, fees for professional services, insurance premiums, broken deal expenses, and due diligence costs. The increase of $5,578 in general and administrative expenses for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 was primarily due to increased professional fees associated with restructuring the Company’s borrowings.

Other Gains (Losses): Upon the adoption of ASC 825-10 on January 1, 2008, the Company elected to have the changes in the estimated fair value of its trading securities (formerly classified as available-for-sale) and certain long-term liabilities recorded in earnings. Losses of $(103,293) for the nine months ended September 30, 2009 were comprised of realized losses of $(39,336), unrealized losses on securities held-for-trading of $(16,265), unrealized losses on liabilities of $(71,780) and realized gains on liabilities of $28,409 offset by an unrealized gain on swaps classified as held-for-trading of $24,088. The decline in value of the Company’s long-term liabilities that are marked-to-market was slightly more than the decline in the value of the swaps and securities held-for-trading. Foreign currency gains (losses) were $11,946 and $(2,913) for the nine months ended September 30, 2009 and 2008. Included in accumulated other comprehensive income was a $13,155 gain on foreign currency translation. As a result, the Company’s foreign currency exposure for the nine months ended September 30, 2009 resulted in a net economic gain of $25,101. The provision for loan losses for the nine months ended September 30, 2009 totaled $98,999 and was related to several loans in various stages of resolution. See Note 6 of the consolidated financial statements, “Commercial Mortgage Loans” for further discussion.

Dividends Declared: Due to current market conditions and the Company’s current liquidity position, the Company’s Board of Directors anticipates that the Company will pay cash dividends, if available, on its stock only to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved and market values of commercial real estate debt show signs of stability. The Board of Directors did not declare a dividend on the Common Stock and the Company’s preferred stock for the first three quarters of 2009. To the extent the Company is required to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the IRS, which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock. In addition, the terms of the Company’s preferred stock require the Company to pay preferred stock dividends in cash only.

Changes in Financial Condition:

Securities held-for-trading: The Company’s securities held-for-trading, which are carried at estimated fair value, included the following at September 30, 2009 and December 31, 2008:

U.S. dollar denominated securities	September 30, 2009 Estimated Fair Value	Percentage	December 31, 2008 Estimated Fair Value	Percentage
Commercial mortgage-backed securities:
CMBS IOs	$2,764	0.3%	$4,085	0.4%
Investment grade CMBS	456,639	53.4	433,225	46.3
Non-investment grade rated subordinated securities	131,645	15.4	143,400	15.2
Non-rated subordinated securities	14,710	1.7	22,280	2.4
Credit tenant lease	17,220	2.0	20,175	2.2
Investment grade REIT debt	130,834	15.3	155,864	16.7
CDO investments	11,130	1.3	26,096	2.8

Total CMBS	764,942	89.4	805,125	86.0

Residential mortgage-backed securities:
Residential CMOs	11	—	387	—
Hybrid adjustable rate mortgages (“ARMs”)	—	—	400	—

Total RMBS	11	—	787	0.1

Total U.S. dollar denominated securities	764,953	89.4	805,912	86.1

Non-U.S. dollar denominated securities
Commercial mortgage-backed securities:
Investment grade CMBS	37,598	4.4	62,264	6.7
Non-investment grade rated subordinated securities	48,332	5.6	59,854	6.4
Non-rated subordinated securities	4,917	0.6	8,272	0.8

Total Non-U.S. dollar denominated securities	90,847	10.6	130,390	13.9

Total securities	$855,800	100.0%	$936,302	100.0%

During the first nine months of 2009, the continuing dislocation in the capital markets caused CMBS spreads to widen. This development resulted in a decline in the market value of the Company’s U.S. and non-U.S. CMBS portfolio during 2009. Also, the Company received proceeds from the sale of securities of $65,869 and principal payments related to securities of $32,494.

Borrowings: At September 30, 2009 and December 31, 2008, the Company’s debt consisted of credit facilities, CDOs, senior unsecured notes, senior unsecured convertible notes, junior unsecured subordinated notes, TruPS, and commercial mortgage loan pools collateralized by a pledge of most of the Company’s commercial real estate assets. The Company’s financial flexibility is affected by its ability to renew or replace on a continuous basis its maturing short-term borrowings.

The following table sets forth information regarding the Company’s borrowings:

	September 30, 2009
	Adjusted Issuance Price	Maximum Balance	Range of Maturities
CDO debt (1)	$1,653,923	$1,658,550	24 days to 7.2 years
Commercial mortgage loan pools	918,452	918,452	46 days to 9.2 years
Credit facilities	385,035	409,269	22 days to 1 year
Senior unsecured convertible notes (3)	35,766	35,766	2.9 years
Senior unsecured notes(2)	162,500	162,500	7.6 years
Junior unsecured subordinated notes	235,786	235,786	22.0 years
TruPS	15,464	15,464	26.5 years

Total	$3,406,926

(1)	Disclosed as adjusted issue price. Total par of the Company’s CDO debt at September 30, 2009 was $1,661,050.
(2)	The senior unsecured notes can be redeemed at par by the Company beginning April 2012.
(3)	Assumes holders of convertible notes will exercise their right to require the Company to repurchase their notes on September 1, 2012

At September 30, 2009, the Company’s borrowings had the following weighted average yields and range of interest rates and yields:

	Credit Facilities	Collateralized Debt Obligations	Commercial Mortgage Loan Pools	TruPS	Senior Unsecured Notes	Junior Unsecured Subordinated Notes	Senior Unsecured Convertible Notes	Total Borrowings
Weighted average yield	5.4%	3.2%	4.3%	7.8%	7.6%	4.5%	15.4%	4.2%
Interest Rate

Fixed	—%	6.8%	4.3%	7.8%	7.6%	4.5%	15.4%	6.5%

Floating	5.4%	1.1%	—%	—%	—%	—%	—%	1.9%

Effective Yield

Fixed	—%	7.3%	4.3%	7.8%	7.6%	4.5%	15.4%	6.8%

Floating	5.4%	1.1%	—%	—%	—%	—%	—%	1.9%

The table above does not present interest payments on the Company’s borrowings. Disclosure of interest payments has been omitted because certain borrowings require variable rate interest payments. The Company’s total interest payments for the nine months ended September 30, 2009 were $109,090.

Hedging Instruments: The Company may modify its exposure to market interest rates by entering into various financial instruments that adjust portfolio duration. These financial instruments are intended to mitigate the effect of changes in interest and foreign exchange rates on the value of the Company’s liabilities and the cost of borrowing.

Interest rate hedging instruments at September 30, 2009 and December 31, 2008 consisted of the following:

	At September 30, 2009
	Notional Value	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term (years)
Trading swaps	$75,877	$2,772	$—	1.9
CDO trading swaps, net	1,063,552	(68,488)	—	4.2
CDO LIBOR cap	85,000	284	—	3.7

Total	$1,224,429	$(65,432)	$—

	At December 31, 2008
	Notional Value	Estimated Fair Value	Unamortized Cost	Average Remaining Term (years)
Cash flow hedges	$87,573	$(4,579)	$(1,612)	3.0
Trading swaps	74,748	2,873	—	2.7
CDO trading swaps	1,129,477	(91,560)	—	4.9
CDO LIBOR cap	85,000	53	1,407	4.4

Total	$1,376,798	$(93,213)	$(205)

Foreign currency agreements at September 30, 2009 and December 31, 2008 consisted of the following:

	At September 30, 2009
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(20,602)	$—	7.4 years
CDO currency swaps	20,298	—	7.7 years

Total	$(304)	—

	At December 31, 2008
	Estimated Fair Value	Unamortized Cost	Weighted Average Remaining Term
Currency swaps	$(30,236)	$—	8.3 years
CDO currency swaps	29,624	—	8.6 years
Foreign exchange contracts	4,530	—	30 days

Total	$3,918	$—

Liquidity and Capital Resources

During 2008 (particularly in the fourth quarter) and early 2009, global economic conditions continued to worsen, resulting in ongoing disruptions in the credit and capital markets, significant reductions in the market value of assets and a severe economic downturn globally. Although the capital markets have shown recent signs of stabilizing after a prolonged economic downturn and credit crisis, the Company’s assets linked to the U.S. and non-U.S. commercial real estate finance markets continue to be adversely affected as the market value of commercial real estate assets has not recovered and delinquencies have risen significantly for CMBS and commercial real estate loans. Liquidity and capital sources previously available to the Company began to decline during the second half of 2007, became scarce as 2008 progressed and are currently not available to the Company. Under normal market conditions, the Company relies on the credit and equity markets for capital to finance its investments and grow its business. However, based on the Company’s current liquidity situation, the Company is focused on negotiations with its secured lenders and unsecured noteholders to cure missed interest and amortization payments and continues to seek ways to refinance or restructure its indebtedness.

Current conditions in the commercial real estate market have had, and the Company expects will continue to have, an adverse effect on the Company and the commercial real estate loans and CMBS in which the Company has invested. These effects include:

•

Adverse impact on liquidity. As a result of a continued rise in delinquencies for commercial real estate loans and CMBS during 2009, the Company’s cash flow has been materially and adversely affected. This negative trend has continued into the fourth quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future. As a result of the decline in the cash flows from the Company’s assets, the Company was unable to make the full September 30, 2009 amortization payments required under its secured bank facilities for two of its three secured bank lenders. Pursuant to amendments to its secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley which closed in May 2009, the Company is required to make payments to reduce the principal balances under the facilities by certain specified amounts as of the end of each quarter, commencing for the quarter ended September 30, 2009. The Company was only able to make the full required amortization payment under its facility with Morgan Stanley. In addition, separate and apart from the aforementioned payment obligations, the Company was unable to make the entire amount of a monthly $1,250 amortization payment under its facility with Morgan Stanley due October 31, 2009. The Company has 90 days after the end of any applicable quarter to cure such aggregate amortization payment shortfall or an event of default will occur. During the cure period, all the cash flows from the Company’s assets are being diverted to a cash management account for the benefit of the Company’s secured bank lenders subject to limited exceptions approved by the secured bank lenders. In the event the secured bank lenders do not allow the Company access to the diverted cash flows, the Company will not be able to make payments due on its unsecured debt and will be unable to pay general and administrative expenses. As a result the Company may default on its obligations under its unsecured debt and be unable to continue as a going concern. In addition, the Company’s current projections show that even if the Company cures the aggregate amortization payment shortfall by December 29, 2009 (i.e. within the 90-day period), the Company will not be able to make the required amortization payments for the quarter ended December 31, 2009 and will need to cure such shortfall by March 31, 2010 to avoid an event of default. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and increasing its cash flows. These efforts include the debt-for-equity exchanges and unsecured debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. No assurance can be given that the Company will be able to continue to effect exchanges and debt restructurings or that this endeavor will be successful.

•

Negative operating results during the nine months ended September 30, 2009 and the year ended December 31, 2008. For the nine months ended September 30, 2009 the Company incurred a net loss available to common stockholders of $(132,508) driven primarily by significant net realized and unrealized losses, the incurrence of a $(98,999) provision for loan losses and a significant decline in interest income due to rising delinquencies on the Company’s CMBS and commercial real estate loans. For the year ended December 31, 2008, the Company incurred a net loss available to common stockholders of $(258,050), driven primarily by significant net realized and unrealized losses, the incurrence of a $(165,928) provision for loan losses and a loss from equity investments of ($53,630).

•

Substantial doubt about the ability to continue as a going concern. Substantial doubt continues to exist about the Company’s current ability to continue as a going concern. The Company’s independent registered public accounting firm issued an opinion on the Company’s December 31, 2008 consolidated financial statements that stated the consolidated financial statements were prepared assuming the Company will continue as a going concern and further stated that the Company’s liquidity position, current market conditions and the uncertainty relating to the outcome of the Company’s then ongoing negotiations with its secured bank lenders raised substantial doubt about the Company’s ability to continue as a going concern.

•

Other matters. Financial covenants in certain of the Company’s secured credit facilities include, without limitation, a covenant that the Company’s operating earnings (as defined in the applicable credit facility) will not be less than a specified amount at quarter end. The Company was in breach of this covenant at September 30, 2009. See Note 11 of the consolidated financial statements, “Borrowings”, for further discussion. In addition, the Company’s secured credit facility with BlackRock Holdco 2, Inc. (‘‘Holdco 2’’) requires the Company to immediately repay outstanding borrowings under the facility to the extent outstanding borrowings exceed 60% of the fair market value (as determined by the Company’s manager, BlackRock Financial Management, Inc. (the ‘‘Manager’’)) of the shares of common stock of Carbon Capital II, Inc. (‘‘Carbon II’’) securing such facility. As of February 28, 2009, 60% of the market value of such shares was less than the loan balance. As of September 30, 2009, 60% of the fair market value of such shares declined to approximately $16,689 and outstanding borrowings under the facility were $33,450. On March 17, 2009, Holdco 2 waived the Company’s failure to repay borrowings in accordance with this covenant until April 1, 2009 and subsequently extended this waiver until January 22, 2010. Additionally, on October 30, 2009, the Company did not make interest payments due on such date on its outstanding $13,750 aggregate principal amount of 7.22% senior unsecured notes due 2016, its outstanding $15,000 aggregate principal amount of 7.772%-to-floating rate senior unsecured notes due 2017 and its outstanding $37,500 aggregate principal amount of 8.1275%-to-floating rate senior unsecured notes due 2017. Under the indentures governing each of these notes, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. Unless the secured bank lenders allow the Company to access some of the cash flow currently being diverted into the cash management account or the holders of these notes agree to a refinancing or agree to waive the defaults, the Company will not be able to make interest payments on these notes and events of default will occur on November 30, 2009. An event of default under these notes, absent a waiver, would trigger cross-default and cross-acceleration provisions in the Company’s secured bank facilities and its credit facility with Holdco 2 and, if any such debt were accelerated, would trigger a cross-acceleration provision in the Company’s convertible notes indenture. If such acceleration were to occur, the Company would not have sufficient liquid assets available to repay such accelerated indebtedness and, unless the Company was able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

Several recent events significantly affected the Company’s access to sources of liquidity and may materially affect the Company’s near-term liquidity needs.

Certain of the seven CDOs issued by the Company contain compliance tests which, if violated, could trigger a diversion of cash flows from the Company to bondholders of the CDOs. The Company’s first three CDOs contain certain interest coverage and overcollateralization tests. At December 31, 2008, these CDOs were in compliance with all such tests. The Company’s three CDOs designated as its HY series do not have any compliance tests. During the first quarter of 2009, Fitch downgraded a significant number of the assets held in the Euro CDO portfolio as a result, the Euro CDO failed the overcollateralization tests for all of its classes. Because the failures of the overcollateralization tests were not cured by the May 15, 2009 payment date, any cash flows that remained after the payment of interest to the Class A and Class B senior notes were utilized to pay down the principal of the Class A notes. This redirection of cash flows will continue until the failures of the Class A through Class D overcollateralization tests are satisfied. Additionally, the Euro CDO failed its interest coverage test for its preferred shares, which are held by the Company. This test is calculated in the same manner as the Class E overcollateralization test. However, since the Euro CDO’s preferred shares were pledged to one of the Company’s secured lenders in December 2008, the cash flow was already being diverted to pay down that lender’s outstanding balance. See Note 1 of the consolidated financial statements, “Organization – Effect of Market Conditions – CDO tests” for a summary of each of the Company’s CDO compliance tests as of September 30, 2009.

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

The Board of Directors has not declared any dividend on the Common Stock and the Company’s preferred stock during 2009. The Board of Directors anticipates that the Company will only pay cash dividends on its preferred and common stock, if such cash is available, to the extent necessary to maintain its REIT status until the Company’s liquidity position has improved subject to the following restrictions. Pursuant to each indenture the Company entered into or amended in connection with the restructuring of its junior unsecured subordinated debt and senior unsecured notes in May 2009, July 2009 and October 2009, until the earlier of (i) four years after such indenture was entered into or amended and (ii) in the case of the junior unsecured subordinated indentures, the date on which all of the existing senior secured loans under the Company’s secured credit facilities are fully amortized, including certain deferred restructuring fees, or, in the case of the senior unsecured indentures, the date on which the outstanding aggregate principal amount of such senior secured loans is less than or equal to $4,000, the Company is prohibited from making payments on its capital stock, including its common stock, other than (a) with the consent of a majority of the holders of the notes issued under the indentures or (b) dividends or distributions reasonably necessary to maintain its REIT status; provided that such dividends or distributions, (A) to the extent paid to its common stockholders, are not in excess of $2,500 in the aggregate and are in the form of its common stock to the maximum extent permissible to maintain its REIT status (the “Permitted Distribution”), and (B) to the extent paid to the preferred stockholders, are in an amount no greater than that required to be distributed to such holders in order to make the Permitted Distribution to its common stockholders. To the extent the Company is required to and permitted to make distributions to maintain its qualification as a REIT in 2009, the Company may rely upon temporary guidance that was issued by the Internal Revenue Service (“IRS”), which allows certain publicly traded REITs to satisfy their net taxable income distribution requirements during 2009 by distributing up to 90% in stock, with the remainder distributed in cash. However, the terms of the Company’s preferred stock prohibit the Company from declaring or paying cash dividends on the Common Stock unless full cumulative dividends have been declared and paid on the preferred stock. In addition, the terms of the Company’s preferred stock require the Company to pay preferred stock dividends in cash only.

At September 30, 2009, the Company’s borrowings had the following remaining maturities:

Borrowing Type	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
Credit facilities (1)	$1,250	$15,421	$368,364	$0	$—	$—	$385,035
Commercial mortgage loan pools(2)	—	5,867	19,452	160,440	726,204	6,489	918,452
CDOs(2)	3,302	17,781	38,140	408,263	657,207	529,230	1,653,923
Senior unsecured notes	—	—	—	—	—	162,500	162,500
Senior unsecured convertible notes(3)	—	—	—	35,766	—	—	35,766
Junior unsecured subordinated notes	—	—	—	—	—	235,786	235,786
TruPS	—	—	—	—	—	15,464	15,464

Total Borrowings	$4,552	$39,069	$425,956	$604,469	$1,383,411	$949,469	$3,406,926

(1)	Includes $4,584 of borrowings under facilities related to commercial mortgage loan pools.
(2)	Commercial mortgage loan pools and CDOs are non-recourse borrowings and payments for these borrowings are supported solely by the cash flows from the assets in these structures.
(3)	Assumes holders of convertible notes will exercise their right to require the Company to repurchase their notes on September 1, 2012.

Secured Credit Facility Restructuring

On May 15, 2009, the Company restructured each of its four secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley, as described in more detail below.

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

The Credit Facility Amendments replace existing scheduled amortization payments with cash management requirements. All cash received from the primary collateral will be used first to pay interest and then to reduce each lender’s principal balance. The Company has agreed to reduce the principal balance for each Secured Creditor through the application of certain proceeds under this process by an agreed upon amount, measured on a cumulative basis, at the end of each quarter starting with the period ended September 30, 2009. If the Company does not satisfy such required reduction, the Company has 90 days to cure such shortfall or an event of default would occur.

The Secured Creditors will continue to hold the same primary collateral, consisting of U.S. and non-U.S. denominated commercial real estate assets. In addition, the Credit Facility Amendments contemplate that the Secured Creditors receive a security interest in all unencumbered assets of the Company, as well as a subordinated second lien on each other’s primary collateral. The cash flows generated by the bulk of the formerly unencumbered assets will be deposited monthly into a cash management account that will be available for use by the Company for its operations pursuant to a prescribed budget, subject to (i) the absence of any defaults under the facilities and (ii) the cure of any outstanding deficiency in the required reductions of the principal balance of any Secured Creditor, as described above. In the event of a failure to meet required principal amortization targets or an uncured event of default, the cash management account proceeds must be used to pay down the relevant lender’s debt until the deficiency has been cured.

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

The existing financial covenants in each Credit Facility Guaranty were modified and apply to each Credit Facility Guaranty as follows:

•

Tangible net worth cannot fall below $400,000 plus 75% of any equity offering proceeds at any quarter end, and cannot fall by more than 20% in any one quarter or more than 40% in any four-quarter period. In measuring the change in tangible net worth, a decline in the carrying value of the Carbon Funds is excluded;

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

The Company also agreed, among other things, to certain other terms in each Credit Facility Guaranty which establish (i) restrictions or conditions on the incurrence or restructuring of any indebtedness and the payment of fees and other amounts to the Manager of the Company and its affiliates, (ii) limits on acquiring new assets and (iii) required quarterly operating earnings of no less than:

•	$15,163 for the fiscal quarter ended on June 30, 2009;

•	$14,931 for the fiscal quarter ended on September 30, 2009; and

•	$15,288 for the fiscal quarters ending on December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010.

Operating earnings is defined in the Credit Facility Guarantees as total interest income less interest expense, general and administrative expenses and management fees, exclusive of net income or losses of the Carbon Funds. For the period ended September 30, 2009, the Company was not in compliance with the operating earnings covenants.

The Company has also agreed, among other things, to obtain the unanimous written consent of its independent directors prior to voluntarily filing for bankruptcy or taking similar actions.

In addition, the waiver of covenant breach under the Company’s secured credit facility with BlackRock Holdco 2, Inc. has been extended through January 22, 2010.

Senior Unsecured Convertible Notes

As previously disclosed and described below, since May 2009, the Company completed a number of privately negotiated exchanges in which the Company issued approximately 15 million shares of its common stock in exchange for $40,981 aggregate principal amount of 11.75% Convertible Senior Notes due 2027 (the “convertible notes”) pursuant to Section 3(a)(9) of the Securities Act of 1933. Certain holders in these exchanges released the Company from all obligations to pay to them principal, interest (including accrued and unpaid interest due to certain holders on September 1, 2009) and other payments on their exchanged convertible notes. By completing these exchanges, the Company was released from paying approximately $2,000 of accrued and unpaid interest on the exchanged convertible notes that it otherwise would have been required to pay for the interest payment originally due and payable on September 1, 2009 if such notes had remained outstanding.

For the nine months ended September 30, 2009, the Company recorded a gain on the extinguishment of debt of $26,056 in realized gain (loss) on liabilities on the consolidated statements of operations which was offset by a loss of $2,426 related to the restructuring of the Company’s unsecured debt through debt-for-equity exchanges as described below.

On May 27, 2009, the Company issued 850,000 shares of its common stock in exchange for $4,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On July 1, 2009, the Company issued 900,000 shares of its common stock in exchange for $3,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On July 29, 2009, the Company issued 1,317,000 shares of its common stock in exchange for $3,951 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On August 17, 2009, the Company issued 5,000,000 shares of its common stock in exchange for $15,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On August 18, 2009, the Company issued 915,000 shares of its common stock in exchange for $3,000 aggregate principal amount of convertible notes in a privately negotiated exchange with a holder of such notes.

On September 24, 2009, the Company issued an aggregate of 3,315,000 shares of its common stock in exchange for $6,630 aggregate principal amount of convertible notes pursuant to separate, privately negotiated exchange agreements entered into on September 23, 2009 between the Company and holders of such notes.

On September 25, 2009, the Company issued an aggregate of 2,700,000 shares of its common stock in exchange for $5,400 aggregate principal amount of convertible notes pursuant to separate, privately negotiated exchange agreements entered into on September 24, 2009 between the Company and holders of such notes.

In the exchanges described above, the shares of the Company’s common stock were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

On September 30, 2009, the Company made interest payments, originally due and payable on September 1, 2009, on its $39,019 aggregate principal amount of convertible notes remaining outstanding after the above mentioned exchanges. The Company made the interest payments before the payment default constituted an event of default under the indenture governing these notes. The next interest payment date under these notes is March 1, 2010.

The exchange of senior unsecured convertible notes described above is considered a troubled debt restructuring which required the Company to account for the effect of the extinguishment of debt as a gain/loss within the statement of operations and record the expenses related to the extinguishment immediately through earnings.

Senior Unsecured Notes

On October 30, 2009 after giving effect to the exchanges described below in this section, the Company did not make interest payments due on such date on its outstanding $13,750 aggregate principal amount of 7.22% senior unsecured notes due 2016, its outstanding $15,000 aggregate principal amount of 7.772%-to-floating rate senior unsecured notes due 2017 and its outstanding $37,500 aggregate principal amount of 8.1275%-to-floating rate senior unsecured notes due 2017. Under the indenture governing each of these notes, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. Unless the secured bank lenders allow the Company to access some of the cash flow currently being diverted into the cash management account or the holders of these notes agree to a refinancing or agree to waive the defaults, the Company will not be able to make interest payments on these notes and events of default will occur on November 30, 2009. An event of default under these notes, absent a waiver, would trigger cross-default and cross-acceleration provisions in the Company’s secured bank facilities and its credit facility with Holdco 2 and, if any such debt were accelerated, would trigger a cross-acceleration provision in the Company’s convertible notes indenture. If such acceleration were to occur, the Company would not have sufficient liquid assets available to repay such accelerated indebtedness and, unless the Company was able to obtain additional capital resources or waivers, the Company would be unable to continue to fund its operations or continue its business.

On October 30, 2009, the Company issued (i) $43,500 aggregate principal amount of new senior unsecured notes in exchange for $36,250 aggregate principal amount of its 7.22% senior unsecured notes due 2016, (ii) $7,500 aggregate principal amount of new senior unsecured notes in exchange for $6,250 aggregate principal amount of its 7.20% senior unsecured notes due 2016, and (iii) $26,400 aggregate principal amount of new senior unsecured notes in exchange for $22,000 aggregate principal amount of its 7.772%-to-floating rate senior unsecured notes due 2017.

The new notes in the above mentioned exchanges bear a significantly reduced initial interest rate of 1.25% per year until the earlier of (i) October 30, 2013 and (ii) the date on which the outstanding aggregate principal amount of secured loans under the Company’s secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley is less than or equal to $4,000 (the “senior unsecured modification period”). Moreover, holders in these exchanges permitted the Company to retrospectively apply the significantly reduced initial interest rate to the most recently completed interest period for which payment had not been previously made.

After the senior unsecured modification period, the new notes bear interest at the same rates as the securities for which they were exchanged. In addition, during the senior unsecured modification period, the Company will be subject to limitations on its ability to pay cash dividends on shares of its common stock or preferred stock or redeem, purchase or acquire any equity interests, and to create, incur, issue or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. Moreover, during the senior unsecured modification period, the cure period for a default in the payment of interest when due is three days. The new notes otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged.

Junior Unsecured Subordinated Notes and TruPS

From May through September 2009, the Company restructured all of its junior subordinated debt, comprised of TruPS of its subsidiary capital trusts or related obligations and euro-denominated junior subordinated notes, as described below.

On May 29, 2009, the Company issued (i) $62,500 aggregate principal amount of new junior subordinated notes in exchange for $50,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I, (ii) $62,500 aggregate principal amount of new junior subordinated notes in exchange for $50,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust II, (iii) $43,750 aggregate principal amount of new notes in exchange for $35,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust III, and (iv) €62,500 aggregate principal amount of new junior subordinated notes in exchange for €50,000 aggregate principal amount of floating rate junior subordinated notes due 2022 of the Company.

On July 22, 2009, the Company issued $31,250 aggregate principal amount of new junior subordinated notes in exchange for $25,000 aggregate liquidation amount of TruPS of Anthracite Capital Trust I.

On October 23, 2009, the Company issued through Anthracite Capital Trust III $18,750 aggregate liquidation amount of new TruPS to the holder of $15,000 aggregate liquidation amount of trust preferred securities of Anthracite Capital Trust III in connection with the Company and the holder’s agreement to amend those securities.

The new notes and TruPS issued in the above mentioned exchanges and amendments bear a significantly reduced initial interest rate of 0.75% per year until the earlier of (i) the fourth anniversary of the exchange or amendment and (ii) the date on which all of the existing secured loans under the Company’s senior secured bank facilities with Bank of America, Deutsche Bank and Morgan Stanley are fully amortized, including certain deferred restructuring fees (the “junior subordinated modification period”). Moreover, holders in these exchanges permitted the Company to retrospectively apply the significantly reduced initial interest rate to the most recently completed interest period for which payment had not been previously made.

After the junior subordinated modification period, the new notes and TruPS bear interest at the same rates as the securities for which they were exchanged or from which they were amended. In addition, during the junior subordinated modification period, the Company will be subject to limitations on its ability to pay cash dividends on its shares of common stock or preferred stock or redeem, purchase or acquire any equity interests, and to create, incur, issue or otherwise become liable for new debt other than trade debt or similar debt incurred in the ordinary course of business and debt in exchange for or to provide the funds necessary to repurchase, redeem, refinance or satisfy the Company’s existing secured and senior unsecured debt. Moreover, during the junior subordinated modification period, the cure period for a default in the payment of interest when due is three days. The new notes and TruPS otherwise generally have the same terms, including maturity dates and capital structure priority, as the securities for which they were exchanged or from which they were amended.

Under the provisions of ASC 470-60-15, Debt-Troubled Debt Restructuring (formerly SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings), the restructuring of TruPS described above is considered a troubled debt restructuring which requires the Company to account for the effect of the interest rate modification prospectively and to record the expenses related to the modification immediately through earnings.

Off-Balance Sheet Arrangements

The Company’s ownership of the controlling class CMBS from a single issuer gives it the right to influence the foreclosure/workout process on the underlying loans. ASC 810-10, Consolidation (“ASC 810-10”)(FASB Staff Position FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a QSPE does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in ASC 810-10 as the trusts would be considered VIEs.

At September 30, 2009 the Company owned securities of 39 Controlling Class CMBS trusts with a par of $1,809,610. The total par of the collateral underlying the 39 Controlling Class CMBS trusts was $56,106,168 at September 30, 2009. One of the Company’s 39 Controlling Class trusts does not qualify as a

QSPE and has been consolidated by the Company. See Note 7 of the consolidated financial statements, “Commercial Mortgage Loan Pools,” for further discussion.

The Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $296,165 and $312,477 at September 30, 2009 and December 31, 2008, respectively.

In addition, the Company has completed two securitizations that qualify as QSPEs under ASC 860. Through CDO HY1 and CDO HY2 the Company issued non-recourse liabilities secured by commercial related assets including portions of 17 Controlling Class CMBS. Should future guidance from the standard setters determine that Controlling Class CMBS are not QSPEs, the Company would be required to consolidate the assets, liabilities, income and expense of CDO HY1 and CDO HY2.

The Company’s total maximum exposure to loss as a result of its investment in CDO HY1 and CDO HY2 at September 30, 2009 and December 31, 2008 was $5,024 and $16,176, respectively.

The Company also owns non-investment grade debt and preferred securities in LEAFs CMBS I Ltd (“Leaf”), a QSPE under ASC 460. Leaf issued non-recourse liabilities secured by investment grade commercial real estate securities. At September 30, 2009 and December 31, 2008, the Company’s total maximum exposure to loss as a result of its investment in Leaf was $6,106 and $9,920, respectively.

Cash Flows

Cash provided by operating activities is net income adjusted for non-cash items and changes in operating assets and liabilities. Operating activities provided net cash inflows of $57,333 and $10,834 for the nine months ended September 30, 2009 and 2008, respectively. Operating cash flow is also decreased by the purchase of trading securities and increased by the sale of trading securities. Net cash from the sale of trading securities was an inflow of $37 and a net outflow of $53,397 for the purchase of trading securities, for the nine months ended September 30, 2009 and 2008, respectively. As a result of a continued rise in delinquencies in commercial real estate loans and CMBS during 2009, the Company’s interest income has experienced a significant decline causing a decrease in operating cash flows. This negative trend has continued into the beginning of the fourth quarter of 2009 and the Company believes this negative trend will continue into the foreseeable future

Net cash provided by investing activities consists primarily of sales and repayments on securities, commercial loan pools and commercial mortgage loans. The Company’s investing activities provided cash flows of $221,780 and $136,482 during the nine months ended September 30, 2009 and 2008, respectively. The increase in investing cash is primarily attributable to an increase in the proceeds received from commercial loan pools of $74,202 for the nine months ended September 30, 2009 versus $7,639 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and September 30, 2008, net cash provided by the sale of securities was $65,869 and $74,272, respectively. Additionally, during the nine months ended September 30, 2009, cash of $22,915 was pledged by the counterparty to collateralize foreign currency swaps held in Euro CDO and the related liability is included in the other assets section of the consolidated statements of financial condition resulting in no cash impact to the Company.

Net cash from financing activities was an outflow of $289,133 and $195,993 for the nine months ended September 30, 2009 and 2008, respectively. Although the Company made mandatory amortization payments of $104,738 for the nine months ended September 30, 2009 as required under the Company’s secured credit facilities, the Company did not meet contractual paydown requirements for all three secured lenders on

September 30, 2009. The Company has 90 days to cure such shortfall or an event of default would occur. During the cure period, all the cash flows from the Company’s assets are being diverted to a cash management account for the benefit of the Company’s secured lenders subject to certain exceptions approved by the secured lenders. In the event the secured lenders do not allow the Company access to the diverted cash flows, the Company will not be able to make payments due on its unsecured debt and will be unable to pay general and administrative expenses. As a result, the Company may default on its obligations under its unsecured debt and be unable to continue as a going concern. The Company continues to seek ways to refinance or restructure its unsecured indebtedness, thereby reducing its interest expense and increasing its cash flows. These efforts include the debt-for-equity exchanges and unsecured debt restructurings described in Note 11 of the consolidated financial statements, “Borrowings”. No assurance can be given that the Company will be able to continue to effect exchanges and debt restructurings or that this endeavor will be successful.

Additionally, the Company used $3,295 to buy back Euro CDO bonds during the nine months ended September 30, 2009.

Transactions with the Manager and Certain Other Parties

The Company has entered into the Management Agreement, an administration agreement and an accounting services agreement with the Manager, the employer, with its affiliates, of certain directors and all of the officers of the Company, under which the Manager and the Company’s officers manage the Company’s day-to-day investment operations, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the Management Agreement and these other agreements, the Manager and the Company’s officers formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of the Company’s assets and provide certain other advisory, administrative and managerial services in connection with the operations of the Company. For performing certain of these services, the Company is to pay the Manager under the Management Agreement a base management fee equal to 0.375% for the first $400,000 in average total stockholders’ equity; 0.3125% for the next $400,000 of average total stockholders’ equity and 0.25% for the average total stockholders’ equity in excess of $800.000 for the applicable quarter.

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

The following is a summary of management and incentive fees incurred for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Management fee	$1,817	$3,050	$5,901	$9,286
Incentive fee	—	—	—	11,879
Incentive fee – stock based	184	382	490	1,426

Total management and incentive fees	$2,001	$3,432	$6,391	$22,591

At September 30, 2009 and 2008, respectively, management and incentive fees of $14,762, and $11,077 (payable in Common Stock), remained payable to the Manager and are included on the consolidated statements of financial condition as a component of other liabilities.

In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $100 and $200 for certain expenses incurred on behalf of the Company during the three and nine months ended September 30, 2009 and $(175) and $75 for the three and nine months ended September 30, 2008, respectively.

The Company also has administration and accounting services agreements with the Manager. Under the terms of the administration agreement, the Manager provides financial reporting, audit coordination and accounting oversight services to the Company. Under the terms of the accounting services agreement, the Manager provides investment accounting services to the Company. For the three and nine months ended September 30, 2009, the Company recorded administration and investment accounting service fees of $215 and $705, respectively, which are included in general and administrative expense on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2008, the Company recorded administration and accounting service fees of $250, and $735, respectively, which are included in general and administrative expense on the consolidated statements of operations.

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

During 2001, the Company entered into a $50,000 commitment to acquire shares of Carbon I, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon I at September 30, 2009 was $1,710. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon I. At September 30, 2009, the Company owned approximately 20% of the outstanding shares of Carbon I.

The Company entered into an aggregate commitment of $100,000 to acquire shares of Carbon II, a private commercial real estate income opportunity fund managed by the Manager. The carrying value of the Company’s investment in Carbon II at September 30, 2009 was $17,850. The Company does not incur any additional management or incentive fees to the Manager related to its investment in Carbon II. At September 30, 2009, the Company owned approximately 26% of the outstanding shares of Carbon II.

The Company is committed to invest up to $5,000, for up to a 10% interest, in AHR JV. AHR JV invests in U.S. CMBS rated higher than BB. As of September 30, 2009, the carrying value of the Company’s investment in AHR JV was $299. AHR JV is managed by the Manager. The other member in AHR JV is managed by or otherwise associated with an affiliate of Credit Suisse.

On June 26, 2008, the Company invested $30,872 in RECP Anthracite International JV Limited (“AHR International JV”). AHR International JV invests in investments backed by non-U.S. real estate assets and is managed by the Manager. See Note 15 of the consolidated financial statements, “Transactions with the Manager and Certain Other Parties.” The other shareholder in AHR International JV, RECP IV Cite CMBS Equity, L.P. (“RECP”), is managed by or otherwise associated with an affiliate of Credit Suisse. RECP holds the Company’s 12% Series E Cumulative Convertible Redeemable Preferred Stock. Moreover, one of the Company’s directors, Andrew Rifkin, was appointed by RECP. In January 2009, in connection with the amendment and extension of the Company’s credit facility with Morgan Stanley, the Company transferred its entire interest in Anthracite International JV’s sole investment, a non-U.S. commercial mortgage loan, to AHR Capital MS Limited, a wholly owned subsidiary of the Company, which then posted the asset as additional collateral under the facility.

During 2000, the Company completed the acquisition of CORE Cap, Inc. At the time of the CORE Cap, Inc. acquisition, the Manager agreed to pay GMAC (CORE Cap, Inc.’s external advisor) $12,500 over a ten-year period (“Installment Payment”) to purchase the right to manage the Core Cap, Inc. assets under the existing management contract (“GMAC Contract”). The GMAC Contract had to be terminated in order to allow the Company to complete the merger, as the Company’s management agreement with the Manager did not provide for multiple managers. As a result, the Manager offered to buy out the GMAC Contract as the Manager estimated it would receive incremental fees above and beyond the Installment Payment, and thus was willing to pay for, and separately negotiate, the termination of the GMAC Contract. Accordingly, the value of the Installment Payment was not considered in the Company’s allocation of its purchase price to the net assets acquired in the acquisition of CORE Cap, Inc. The Company agreed that should the Management Agreement with its Manager be terminated, not renewed or not extended for any reason other than for cause, the Company would pay to the Manager an amount equal to the Installment Payment less the sum of all payments made by the Manager to GMAC. At September 30, 2009, the Installment Payment would be $1,000 payable over one year. The Company is not required to accrue for this contingent liability because it is not deemed probable.

At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of the BlackRock’s capital stock on a fully diluted basis. PNC owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of the BlackRock’s capital stock on a fully diluted basis. On January 1, 2009, Bank of America Corporation (“Bank of America Corp.”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On September 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.1% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.8% of BlackRock’s voting common stock and 30.7% of BlackRock’s capital stock on a fully diluted basis.

Bank of America Corp. is the parent of Bank of America, N.A. and Banc of America Mortgage Capital Corporation, secured credit facility lenders to the Company.

REIT Status: The Company has elected to be taxed as a REIT and must comply with certain tax law requirements in order to so qualify. In particular, the Company must satisfy certain requirements relating to the nature of its gross assets and gross income, the composition of its stockholders, as well as minimum distribution requirements and other requirements that apply to REITs pursuant to the United States Internal Revenue Code of 1986, as amended, and the Treasury regulations. Provided that the Company qualifies as a REIT, it generally will be permitted to reduce its taxable income by deducting dividends that it pays to its stockholders, with the result that it is not subject to federal income tax on its distributed income. The Company and its subsidiaries may, however, be subject to tax on any net income, including capital gains that is not distributed, and may be subject to a variety of other taxes, including certain excise taxes, as well as state, local and foreign property taxes, withholding taxes, transfer taxes and mortgage recording taxes, among others.

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

The majority of the Company’s assets are fixed rate securities valued based on a market credit spread to U.S. Treasury securities. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets increases, the estimated fair value of the Company’s portfolio may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets decreases, the estimated fair value of the Company’s portfolio may increase. Changes in the estimated fair value of the Company’s portfolio may affect the Company’s net income or cash flow directly through their impact on unrealized gains or losses on securities held-for-trading or indirectly through their impact on the Company’s ability to borrow. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company’s securities and the Company’s ability to realize gains from the sale of such assets. In addition, changes in the general level of the LIBOR money market rates can affect the Company’s net interest income. At September 30, 2009, all of the Company’s short-term collateralized liabilities outside of the CDOs are floating rate based on a market spread to LIBOR. As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

The primary risks associated with acquiring and financing assets under reverse repurchase agreements and committed borrowing facilities are mark-to-market risk and short-term rate risk. Certain secured financing arrangements provide for an advance rate based upon a percentage of the estimated fair value of the asset being financed. Market movements that cause asset values to decline would require a margin call or a cash payment to maintain the relationship between asset value and amount borrowed. When financed assets are subject to a mark-to-market margin call, the Company carefully monitors the interest rate sensitivity of those assets. Due to the restructuring of the Company’s secured borrowings during the second quarter of 2009, the Company does not have any debt at September 30, 2009 that is subject to mark-to-market margin calls.

Net interest income sensitivity to changes in interest rates is analyzed using the assumptions that interest rates, as defined by the LIBOR curve, increase or decrease and that the yield curves of the LIBOR rate shocks will be parallel to each other.

Regarding the table below, all changes in net interest income by currency are measured as percentage changes from the respective values calculated in the scenario labeled as “Base Case.” The base interest rate scenario assumes interest rates at September 30, 2009. Actual results could differ significantly from these estimates.

Projected Percentage Change In Net Interest Income Per Share Given LIBOR Movements
Change in LIBOR, + 50 Basis Points	Projected Change in Earnings per Share
USD	$(0.012)
GBP	$0.006
EUR	$0.004
CAD	$(0.001)
CHF	$0.001
JPY	$0.002

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce the earnings of the Company. For purposes of illustration, a doubling of the losses in the Company’s Controlling Class CMBS, without a significant acceleration of those losses, would reduce GAAP interest income by approximately $0.39 per share of Common Stock per year. A significant acceleration of the timing of these losses would cause the Company’s net income to decrease.

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

The Company, under the direction and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2009.

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

At September 30, 2009, there were no material pending legal proceedings in which the Company was a defendant or of which any of its property was subject.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2009, 146,091 unregistered shares of the Common Stock with an aggregate value of $124 were issued to the Company’s unaffiliated directors as quarterly payment of an annual retainer.

The issuances of the Common Stock were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 29, 2000)

3.2	Articles Supplementary of the Company establishing 9.375% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2003)

3.3	Articles Supplementary of the Company establishing 8.25% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on February 12, 2007)

3.4	Articles Supplementary of the Company establishing 12% Series E-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.5	Articles Supplementary of the Company establishing 12% Series E-2 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 7, 2008)

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2009)

4.1	Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, relating to the issuance of $62,500,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2009)

4.2	Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and The Bank of New York Mellon, as trustee, relating to the issuance of $62,500,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2009)

4.3	Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wilmington Trust Company, as trustee, relating to the issuance of $43,750,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on June 4, 2009)

4.4	Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the issuance of €25,000,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on June 4, 2009)

4.5	Junior Subordinated Indenture, dated as of May 29, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the issuance of €37,500,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on June 4, 2009)

4.6	Junior Subordinated Indenture, dated as of July 22, 2009, between the Company and The Bank of New York Mellon, as trustee, relating to the issuance of $31,250,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2009)

4.7	Amended and Restated Junior Subordinated Indenture, dated as of October 23, 2009, between the Company and Wilmington Trust Company, as trustee, relating to the issuance of $19,214,000 aggregate principal amount of Junior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 28, 2009)

4.8	Indenture, dated as of October 30, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the issuance of $43,500,000 aggregate principal amount of Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2009)

4.9	Indenture, dated as of October 30, 2009, between the Company and Wells Fargo Bank, N.A., as trustee, relating to the issuance of $7,500,000 aggregate principal amount of Senior Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2009)

4.10	Indenture, dated as of October 30, 2009, between the Company and Wilmington Trust Company, as trustee, relating to the issuance of $26,400,000 aggregate principal amount of Senior Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 3, 2009)

4.11	Amended and Restated Trust Agreement, dated as of March 16, 2006, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the three administrative trustees (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006)

4.12	First Amendment to Amended and Restated Trust Agreement, dated as of October 23, 2009, among Wilmington Trust Company, as property trustee, the administrative trustees named therein, and the Company, as the holder of all of the Common Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 28, 2009)

10.1	Exchange Agreement, dated as of October 30, 2009, among the Company and the holders listed on Schedules I, II and III thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2009)

10.2	Amendment No. 2 and Reaffirmation Agreement, dated as of October 28, 2009, to Credit Agreement, dated as of March 7, 2008, between the Company, as borrower, and BlackRock Holdco 2, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 28, 2009)

12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHRACITE CAPITAL, INC.

Dated: November 9, 2009	By:	/S/ CHRISTOPHER A. MILNER
	Name:	Christopher A. Milner
	Title:	Chief Executive Officer

Dated: November 9, 2009	By:	/S/ JAMES J. LILLIS
	Name:	James J. Lillis
	Title:	Chief Financial Officer